Form 10-Q
period 1996-05-31
RF MONOLITHICS INC /DE/
filed 1996-07-12
CIK 922204

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                           ________________________



                                   FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934


                  For the Quarterly Period Ended May 31, 1996


                          Commission File No. 0-24414


                             RF MONOLITHICS, INC.

            (Exact name of registrant as specified in its charter)


                           ________________________

                 DELAWARE                                       75-1638027
       (State or other jurisdiction of                       (I.R.S. Employer
        incorporation of organization)                        Identification)

         4441 SIGMA ROAD, DALLAS, TEXAS                            75244
    (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code  (214) 233-2903

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                           [X] YES          [_]  NO

AS OF JUNE 30, 1996, 5,190,587 SHARES OF THE REGISTRANT'S COMMON STOCK, $.001 PAR VALUE, WERE OUTSTANDING.

                             RF MONOLITHICS, INC.

                                   FORM 10-Q

                          QUARTER ENDED MAY 31, 1996

                               TABLE OF CONTENTS

 ITEM
NUMBER                                                                      PAGE
- - ------                                                                      ----
                   PART I.  CONDENSED FINANCIAL INFORMATION

  1.    Condensed Financial Statements:
         Condensed Balance Sheets
          May 31, 1996 (Unaudited), and August 31, 1995                       1

        Condensed Statements of Income - Unaudited
         Three months Ended May 31, 1996 and May 31, 1995,
         and Nine Months Ended May 31, 1996 and May 31, 1995                  2

        Condensed Statements of Cash Flows - Unaudited
         Nine Months Ended May 31, 1996 and May 31, 1995                      3

        Notes to Condensed Financial Statements                               4

  2.    Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                   6

                          PART II.  OTHER INFORMATION

  1.    Legal Proceedings                                                    12

  2.    Changes in Securities                                                12

  3.    Defaults Upon Senior Securities                                      12

  4.    Submission of Matters to a Vote of Security Holders                  12

  5.    Other Information                                                    13

  6.    Exhibits and Reports on Form 8-K                                     13

                                  SIGNATURES

                    PART I. CONDENSED FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

RF MONOLITHICS, INC.

CONDENSED BALANCE SHEETS
(In Thousands)
- - --------------------------------------------------------------------------------

                                                      MAY 31,        AUGUST 31,
ASSETS                                                 1996             1995
                                                    (UNAUDITED)
CURRENT ASSETS:
 Cash and cash equivalents                          $    948         $    433
 Short-term investments                                4,485            4,653
 Trade receivables - net                               6,153            6,195
 Inventories                                           5,001            4,708
 Prepaid expenses and other                              384              477
 Deferred income tax benefits                            562              549
                                                    --------         --------

          Total current assets                        17,533           17,015

PROPERTY AND EQUIPMENT - Net                          10,472           10,743

DEFERRED INCOME TAX BENEFITS                           1,685            2,031

OTHER ASSETS - Net                                       804              756
                                                    --------         --------

TOTAL                                               $ 30,494         $ 30,545
                                                    ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Notes payable and current portion of long-term
  debt                                              $  3,018         $  2,208
 Account payable - trade                               1,365            2,616
 Accounts payable - construction and equipment           150              773
 Accrued expenses and other liabilities                1,612            1,773
 Income taxes payable                                    (37)              29
                                                    --------         --------

          Total current liabilities                    6,108            7,399

LONG-TERM DEBT                                         2,611            2,854

STOCKHOLDERS' EQUITY:
 Common stock: 5,166 and 5,024 shares issued and
  outstanding                                              5                5
 Additional paid-in-capital                           24,009           23,368
 Deferred compensation                                  (329)              -
 Accumulated deficit                                  (1,910)          (3,103)
 Unrealized gain on short-term investments                 0               22
                                                    --------         --------

          Total stockholders' equity                  21,775           20,292
                                                    --------         --------

TOTAL                                               $ 30,494         $ 30,545
                                                    ========         ========

See notes to condensed financial statements.

RF MONOLITHICS, INC.

CONDENSED STATEMENTS OF INCOME - UNAUDITED
(In Thousands, Except Per-Share Amounts)
- - --------------------------------------------------------------------------------

                                   THREE MONTHS ENDED        NINE MONTHS ENDED
                                 ----------------------   ----------------------
                                  MAY 31,      MAY 31,      MAY 31,     MAY 31,
                                   1996         1995         1996        1995

SALES                           $   9,029    $   8,268    $  25,684   $  23,846

COST OF SALES                       5,625        5,438       16,312      14,759
                                ---------    ---------    ---------   ---------

GROSS PROFIT                        3,404        2,830        9,372       9,087

OPERATING EXPENSES:
  Research and development            896          863        2,387       2,386
  Sales and marketing               1,078        1,053        3,148       3,154
  General and administrative          687          600        2,046       1,679
                                ---------    ---------    ---------   ---------

     Total operating expenses       2,661        2,516        7,581       7,219
                                ---------    ---------    ---------   ---------

INCOME FROM OPERATIONS                743          314        1,791       1,868

OTHER INCOME (EXPENSE):
  Interest income                      98           97          256         252
  Interest expense                   (134)         (47)        (380)        (85)
  Other expense                       109           10          130          10
                                ---------    ---------    ---------   ---------

     Total other income                73           60            6         177
                                ---------    ---------    ---------   ---------

INCOME BEFORE INCOME TAXES            816          374        1,797       2,045

INCOME TAX EXPENSE                    211          110          604         778
                                ---------    ---------    ---------   ---------

NET INCOME                      $     605    $     264    $   1,193   $   1,267
                                =========    =========    =========   =========

EARNINGS PER SHARE              $    0.11    $    0.05    $    0.22   $    0.24
                                =========    =========    =========   =========

WEIGHTED AVERAGE COMMON
 AND COMMON EQUIVALENT
 SHARES OUTSTANDING                 5,461        5,329        5,407       5,327
                                =========    =========    =========   =========


See notes to condensed financial statements.

RF MONOLITHICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS - UNAUDITED
(In Thousands)
- - --------------------------------------------------------------------------------

                                                                                 Nine Months Ended
                                                                                --------------------
                                                                                May 31,      May 31,
                                                                                 1996         1995
OPERATING ACTIVITIES:
 Net income                                                                     $ 1,193      $ 1,267
 Noncash item included in net income:
  Deferred taxes                                                                    333          452
  Depreciation and amortization                                                   1,868        1,052
  Provision for doubtful accounts                                                   147           22
  Other                                                                              36           18
 Cash from (used in) operating working capital:
  Trade receivables                                                                (105)      (1,283)
  Inventories                                                                      (293)      (2,154)
  Prepaid expenses and other                                                         93          (15)
  Accounts payable - trade                                                       (1,251)       1,186
  Accrued and other liabilities                                                    (161)         329
  Income taxes payable                                                              (66)          42
                                                                                -------      -------
          Net cash from operations                                                1,794          916

INVESTING ACTIVITIES:
  Decrease in short-term investments                                              3,035        3,813
  Increase in short-term investments                                             (2,888)      (3,498)
  Acquisition of property and equipment                                          (1,594)      (2,853)
  Disposition of property and equipment-net                                          34          -

  Increase in other assets                                                          (83)        (153)
                                                                                -------      -------
          Net cash used in investing activities                                  (1,496)      (2,691)

FINANCING ACTIVITIES:
  Borrowings on notes payable                                                     2,384        1,500
  Repayments of notes payable                                                    (1,595)         -
  Repayments of capital lease obligations                                          (224)        (228)
  Borrowings (repayments) of accounts payble - construction and equipment          (623)         597
  Common stock issued for options exercised                                         279          198
  Payment of costs of initial public offering                                       -           (674)
  Dividends paid on preferred stock                                                  (4)        (456)
                                                                                -------      -------
          Net cash from financing activities                                        217          937
                                                                                -------      -------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    515         (838)
CASH AND CASH EQUIVALENTS:
  Beginning of period                                                               433        1,648
                                                                                -------      -------
  End of period                                                                 $   948      $   810
                                                                                =======      =======
SUPPLEMENTAL INFORMATION:

  Interest paid                                                                 $   386      $    99
                                                                                =======      =======
  Income taxes paid                                                             $   120      $   135
                                                                                =======      =======
  Noncash investing and financing items:

    Dividends payable                                                           $    22      $    37
                                                                                =======      =======
    Property and equipment acquisitions by debt                                 $     2      $ 1,064
                                                                                =======      =======
  Total cash and noncash property and equipment additions                       $ 1,596      $ 3,917
                                                                                =======      =======

See notes to condensed financial statements.

RF MONOLITHICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
- - --------------------------------------------------------------------------------


1.   INTERIM FINANCIAL STATEMENTS

The accompanying condensed financial statements include all adjustments, consisting only of normal recurring adjustments and accruals (except as noted below) that in the opinion of the management of RF Monolithics, Inc. (the "Company" or "RFM") are necessary for a fair presentation of the Company's financial position as of May 31, 1996, and the results of operations and cash flows for the three and nine months ended May 31, 1996 and May 31, 1995. These unaudited interim condensed financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended August 31, 1995, filed with the Securities and Exchange Commission.

Operating results for the nine months ended May 31, 1996, are not necessarily indicative of the results to be achieved for the full fiscal year ending August 31, 1996. Certain reclassifications of fiscal 1995 period amounts have been made to be consistent with the current fiscal 1996 period presentation.

2.   INVENTORIES

Inventories consist of the following (in thousands):

                                                           MAY 31,     AUG 31,
                                                            1996        1995
     Raw materials and supplies                            $2,349      $2,125
     Work in process                                        1,065       1,220
     Finished goods                                         1,587       1,363
                                                           ------      ------
     Total                                                 $5,001      $4,708
                                                           ======      ======

3.   PROPERTY AND EQUIPMENT

Property and equipment includes construction and equipment installation in progress of $188,000 at May 31, 1996, and $1,648,000 at August 31, 1995, which is comprised of equipment and other assets not yet placed in service primarily related to increasing the capacity of the Company's manufacturing facilities

4.   CREDIT FACILITIES

In November 1995, the Company entered into a new $3.5 million equipment lease facility with a commercial bank. The facility has covenants substantially similar to the Company's other credit facilities. During December 1995, the Company leased property and equipment of $.7 million, leaving $2.8 million available on this lease facility at May 31, 1996. The Company has accounted for the acquisition of equipment under this facility as an operating lease.

On March 1, 1996, the line of credit was negotiated with a new commercial bank with an increased credit line to $5 million and an expiration date of December 31, 1997. The line bears interest at LIBOR plus certain percentages. The covenants include maintaining quick ratio, tangible net worth, fixed charge ratio, and a ratio of liabilities and tangible net worth. At June 30, 1996, the availability on this line was $3.3 million.

5.   CAPITAL STOCK

In March of 1996, the Company granted to employees stock options in accordance with the Company's existing stock option plans for 65,000 shares of the Company's common stock. The options have an exercise price of $6.75, the fair market value of the stock at the date of grant.

6.   INCOME TAX EXPENSE

Current quarter expense included the one time favorable impact of $115,000, resulting from the recognition of the effects of a research and development tax credit recovery study.

7.   CONTINGENCY

On June 7, 1996, the Company was served with a complaint filed by TimeKeeping Systems, Inc. ("TimeKeeping") in the Court of Common Pleas for Cuyahoga County, Ohio, captioned TimeKeeping Systems, Inc. v. R.F. Monolithics, Inc., No. 308658. The Company is the only defendant named in the complaint. The complaint purports to state a single cause of action for breach of contract and alleges that the Company failed to timely fulfill certain purchase orders TimeKeeping issued in 1995. The complaint seeks damages of $900,000 based primarily on a claim of lost profits. The Company has removed the action to the United States District Court for the Northern District of Ohio, where it is pending as No. 1:96 CV 1451. The Company has not yet responded to the complaint but believes that it has meritorious defenses to the complaint and intends to vigorously defend the action. Accordingly, no provision has been made by the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion may be understood more fully by reference to the financial statements, notes to the financial statements and management's discussion and analysis contained in the Company's Annual Report on Form 10-K for the year ended August 31, 1995, and Forms 10-Q for the three months ended November 30, 1995, and for the six months ended February 29, 1996, filed with the Securities and Exchange Commission.

GENERAL

     RF Monolithics, Inc. designs, develops, manufactures and markets a broad range of RF components and modules for the low-power wireless, high-frequency timing and telecommunications markets. The Company's products are based on surface acoustic wave ("SAW") technology, and the Company's strategy is to leverage its RF design skills to provide SAW-based solutions to the current and emerging needs of the electronics industry. The Company's products include more than 500 resonators, filters, delay lines and related modules. The Company's average selling prices within these product lines generally range from $1 to $30 for low-power products, $10 to $350 for high-frequency timing devices and $5 to $50 for telecommunications products.

     During fiscal 1994 and the first two quarters of fiscal 1995, the Company constructed and tested its new surface mount technology ("SMT") manufacturing facility. The purpose of the facility is to provide the capability to manufacture products utilizing surface mount packaging in a highly automated environment. During these periods, the facility had not reached production status, so the related equipment was not placed into service and certain associated costs were capitalized as start-up costs. In the third quarter of fiscal 1995, this facility achieved production status for the initial product, and depreciation on the equipment and amortization of capitalized start-up costs began. As a result, current year to date period expenses include three quarter's impact of the depreciation and amortization of the related factory assets, while the comparable period of the previous year includes only one quarter's impact of these expenses.

RESULTS OF OPERATIONS

     The following discussion relates to the financial statements of the Company for the three and nine months ended May 31, 1996 (current quarter and current year-to-date period), of the fiscal year ending August 31, 1996, in comparison to the three and nine months ended May 31, 1995 (comparable quarter of the prior year and comparable year-to-date period). In addition, certain comparisons with the three months ended February 29, 1996 (previous quarter), are provided where management believes it is useful to the understanding of trends. Certain reclassifications of fiscal 1995 period amounts have been made to be consistent with the current fiscal 1996 period presentation.

     Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to those discussed in this section, as well as in the sections entitled Item 1, Business and Item 7, Management's Discussion and Analysis in the Company's Form 10-K for the year ended August 31, 1995.

     The following table sets forth, for the three and nine months ended May 31, 1996 and May 31, 1995, (i) the percentage relationship of certain items from the Company's statements of income to sales and (ii) the percentage change in these items between the current periods and the comparable periods of the prior year:

                                          Percentage of Total Sales                Percentage Change From
                                   ---------------------------------------  -----------------------------------
                                       Three Months        Nine Months         Three Months     Nine Months
                                      Ended May 31,       Ended May 31,       Ended May 31,    Ended May 31,
                                   ------------------- -------------------
                                                                               1995 to May      1995 to May
                                     1996     1995      1996      1995          31, 1996          31, 1996
                                   -------- --------  --------  ----------  ----------------- -----------------
     Sales                            100%     100%      100%      100%               9%                8%
     Cost of sales                     62       66        64        62                3                11
                                     ----    -----     -----     -----           ------            ------
      Gross profit                     38       34        36        38               20                 3
                                     ----    -----     -----     -----           ------            ------

     Research and development          10       10         9        10                4                -
     Sales and marketing               12       13        13        13                2                -
     General and administrative         8        7         8         7               15                22
                                     ----    -----     -----     -----           ------             -----
      Total operating expenses         30       30        30        30                6                 5
                                     ----    -----     -----     -----           ------             -----
      Income from operation             8        4         6         8              137                (4)
     Other income, net                  1       -         -          1               22               (97)
                                     ----    -----     -----     -----           ------             -----
     Income before income taxes         9        4         6         9              118               (12)
     Income tax expense                 2        1         2         4               92               (22)
                                     ----    -----     -----     -----           ------             -----
       Net income                       7%       3%        4%        5%             129%            (   6)%
                                     ====    =====     =====     =====           ======             =====

SALES

     The following table sets forth the components of the Company's sales and the percentage relationship of the components to sales for the periods ended as indicated (in thousands, except percentage data):

                                                        Amounts                                           % of Total
                                       -------------------------------------------       -------------------------------------------
                                           Three Months           Nine Months                 Three Months           Nine Months
                                          Ended May 31,           Ended May 31,              Ended May 31,           Ended May 31,
                                       ---------------------  --------------------       ----------------------  -------------------
                                         1996       1995         1996       1995            1996       1995         1996       1995
                                       --------  -----------  ---------  ---------       --------  ------------  --------  ---------
     Low-power wireless                 $6,819    $5,320       $19,327    $14,171            75%        64%          75%        59%
     High frequency timing               1,508     2,237         4,752      8,307            17         27           18         35
     Telecommunications                    697       507         1,532        897             8          6            6          4
     Technology development revenues         5       204            73        471             0          3            1          2
                                        ------    ------       -------    -------         -----      -----        -----      -----

     Sales                              $9,029    $8,268       $25,684    $23,846           100%       100%         100%       100%
                                        ======    ======       =======    =======           ===        ===          ===        ===

     Sales increased 9% in the current quarter, compared to the comparable quarter of the prior year, and increased 10% from the previous quarter. Current year-to-date period sales increased 8% compared to the comparable year-to-date period. The increase in the current quarter and current year-to-date sales from the respective comparable periods was primarily attributable to increased units shipped of low-power wireless products. Low-power wireless sales in the current quarter increased 28% over the comparable quarter of the prior year and in the current year-to-date period increased 36% over the comparable year-to-date period, primarily due to increasing demand for the Company's new SMT low-power wireless products for customers in automotive markets. SMT products accounted for approximately 33% of total year-to-date low-power wireless sales. The Company has invested a considerable amount of its capital, technical, sales and marketing resources into new SMT products that were primarily targeted toward the low-power wireless market. For most of the time that the SMT facility has been operational, only the surface-mount resonator product had been released to manufacturing in an automated production status. However, late in the second quarter of the current year, the more complex SMT transmitter and receiver products were released to manufacturing for volume production. There can be no assurance as to when, if ever, the demand for these transmitter and receiver products will achieve volume levels required to significantly impact per unit costs.

     Sales of high-frequency timing products decreased 33% from the comparable quarter of the prior year and 43% from the comparable year-to-date period, primarily due to a decrease in the average selling price of products sold to the Company's largest customer, Digital Equipment Corporation ("Digital"). Sales to Digital, primarily of high-frequency timing products for use in systems based on the Alpha microprocessor, accounted for approximately 8%, 16% and 13% of total sales for the current quarter, the comparable quarter of the prior year and the previous quarter, respectively. The number of units shipped to Digital in the current quarter increased 14% in comparison to the comparable quarter of the prior year, although lower average selling prices resulted in lower overall sales to Digital for the period. The lower average selling prices to Digital resulted from the customer's conversion to lower-priced units. The lower-priced units represent a new line of clock oscillator products that were introduced to respond to competition from products that utilize phased lock loop ("PLL") technology. The Company has no long-term volume purchase commitments from its major customers, including Digital. Orders from Digital have fluctuated in the past, and there can be no assurance that such fluctuations will not recur or that Digital will continue to purchase the Company's products at all. As the Company increases its focus on low-power wireless and telecommunications products, it expects a trend of a decreasing percentage of total revenues to Digital will continue.

     Sales of telecommunications products in the current quarter increased 37% in comparison to the comparable quarter of the prior year and 26% in comparison to the previous quarter. The increase in sales of telecommunications products was primarily due to an increase in the average selling price of these products over the comparable periods.

     International sales (primarily in Europe and Asia) were approximately 57%, 48% and 46% of the Company's sales during the current quarter, the comparable quarter of the prior year and the previous quarter, respectively. International sales were approximately 51% and 46% of total sales during the current year-to-date period and the comparable year-to-date period, respectively. The Company considers all product sales with a delivery destination outside of North America to be international sales. These sales are denominated primarily in U.S. currency. The Company intends to continue its focus on international sales in the future and expects that international sales will continue to represent a significant portion of its business. There can be no assurance, however, that this can be achieved.

     The Company's top five customers accounted for approximately 24%, 33% and 32% of the Company's sales in the current quarter, the comparable quarter of the prior year and the previous quarter, respectively. The reduction in the relative portion of the revenues to the Company's top five customers from the prior comparable periods to the current quarter was primarily a result of the decrease in sales to Digital. In addition, a significant portion of the increased sales for the Company's new SMT products were to new customers, which increased the total number of customers receiving RFM products.

     While the Company has achieved sales increases in prior periods, there can be no assurance that this can be achieved in future periods. The Company's success is highly dependent on achieving technological advantages in its product design and manufacturing capabilities, as well as its ability to sell its products in a competitive marketplace that can be influenced by outside factors such as economic and regulatory conditions. The Company experiences increased competition from companies that offer alternative solutions such as PLL technology. There can be no assurance that competition from alternative technologies or from competitors duplicating the Company's technologies will not adversely affect selling prices and market share.

GROSS PROFIT

     The current quarter gross margin of 37.7% increased from 34.2% in the comparable period of the prior year, primarily reflecting the impact of increased margins for low-power wireless products. Margins for this segment have been favorably impacted by lower per unit manufacturing costs resulting from continued improvements in yield and productivity.

     Gross margins in the current quarter of 37.7% improved from 36.8% in the previous quarter. This was the third consecutive quarter of improvement. This is primarily a result of lower per-unit manufacturing costs for the Company's low-power wireless products. Improved manufacturing yields and productivity gains have occurred in all of the Company's factories over the past several quarters. There can be no assurance that these manufacturing improvements will continue.

     While current year-to-date margins for the new SMT low-power wireless products have increased over the margins in the comparable year-to-date period, they are still relatively low compared to the older style TO-39 packaged products. The high cost of the new facility, including the effect approximately $450,000 in additional depreciation and amortization of equipment and start-up costs between the comparable year-to-date periods, contributed to a relatively high per-unit manufacturing cost of the Company's SMT low-power wireless products. Much of the production capacity in the SMT facility was created for the Company's developing products, namely the SMT transmitter and receiver products, which reached production status late in the second quarter. Due to the high fixed costs associated with this new facility, the Company expects that its results of operations, while improving, will continue to be adversely affected until such time as the Company is able to cost-effectively produce and sell substantial volumes of products using the SMT facility.

     The year-to-date gross margin of 36.5% decreased from 38.1% in the comparable period primarily due to decreased deliveries of higher-margin, high-frequency timing products. High-frequency timing product sales declined from 35% to 18% of total sales over the comparable year-to-date period. Additionally, the average selling price for the high-frequency timing products decreased, adversely affecting the margin of this product line. Historically, the Company has achieved substantially higher gross profit margins on its high-frequency timing products than its low-power wireless products due in part to the higher engineering and technical content of the high-frequency timing products. To the extent that the higher-margin, high-frequency timing products continue to decrease as a percent of sales, the overall gross profit margin may be adversely affected. Year-to-date gross margins were also affected by the previously discussed higher costs from the depreciation and amortization of equipment and start-up costs related to the SMT facility. There can be no assurance that current product margin trends will continue.


     At times in the past two years, the Company has operated its current manufacturing facilities, including the wafer fabrication and component assembly facilities, at capacity. Therefore, its future success could be impacted by its ability to continue to expand its original manufacturing facilities as well as achieve sufficient volume production on its new SMT facility in a timely manner. There can be no assurance that the Company will achieve acceptable production yields in a timely manner from such SMT facility or that the Company will not experience unacceptable product warranty expenses.

RESEARCH AND DEVELOPMENT

     Research and development expenses in the current quarter increased approximately 4%, from the comparable quarter of the prior year. Current year-to date expenses did not change from the prior comparable period. The Company believes that the continued development of its technology and new products is essential to its success and is committed to continue its investment in research and development. The Company expects that research and development expenses will increase in absolute dollars in future periods.


SALES AND MARKETING

     Current quarter sales and marketing expenses increased 2% and were unchanged on a year-to-date comparison. Since sales increased faster than sales and marketing expenses, these expenses decreased from 13% of sales in the comparable quarter of the prior year to 12% in the current quarter. The Company expects to incur higher sales and marketing expenses in absolute dollars in future periods as it expands its sales and marketing efforts.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses for the current quarter and year-to-date period increased 15% and 22% from the prior comparable periods, respectively, primarily due to increased support for the Company's expansion, as well as costs related to satisfying the Company's status as a publicly held company. Current quarter general and administrative expenses included an increase in the provision for doubtful accounts over the comparable quarter of the prior year of $75,000, due to a specific customer's bankruptcy. Since general and administrative expenses increased faster than sales, these expenses increased from 7% of total revenue in the comparable quarter of the prior year to 8% in the current quarter. The Company expects general and administrative expenses will increase in absolute dollars in future periods.

OTHER INCOME (EXPENSE)

     While there was little change in total other income (expense) in the current quarter from the comparable quarter of the prior year, current year to date other income decreased $171,000 from the prior comparable year-to-date period, primarily due to an increase in interest expense resulting from additional borrowings.

INCOME TAX EXPENSE

     The Company's income tax expense was $211,000 in the current quarter, compared to $110,000 in the comparable quarter of the prior year. Current quarter expense included the one time favorable impact of $115,000, resulting from the recognition of the effects of a research and development tax credit recovery study.

LIQUIDITY AND CAPITAL RESOURCES

     The principal sources of liquidity at May 31, 1996, consisted of $5.4 million of cash and short-term investments and $5.6 million of unused credit facilities. These credit facilities include $2.8 million unused under a line of credit agreement with a commercial bank which expires December 31, 1997, and $2.8 million in an equipment-collateralized operating lease facility which expires October 18, 1996. The credit facilities contain restrictions and financial covenants substantially similar to the Company's other credit facilities. As of May 31, 1996, the Company was in compliance with such restrictions and covenants.

     Net cash provided by operating activities was $1.8 million and $.9 million for the year-to-date periods of fiscal 1996 and 1995, respectively. Increased cash generated from operations was primarily due to net income of $1.2 million and an increase in non-cash items included in net income, specifically $1.9 million in depreciation and amortization . This was partially offset by a use of cash for working capital requirements, primarily the reduction of accounts payable of $1.3 million.

     Cash used in investing activities was $1.5 million and $2.7 million for the year-to-date periods of fiscal 1996 and 1995, respectively, primarily as a result of a decreased amount of capital expenditures when comparing the periods. The Company expects to acquire a total of approximately $3 million to $4 million of capital equipment for fiscal year 1996, consisting primarily of equipment for its manufacturing facilities. A portion of these acquisitions will be financed with the $2.8 million availability on the operating leases with a commercial bank.

     Net cash generated from financing activities was $.2 million and $.9 million for the year-to-date periods of fiscal 1996 and 1995, respectively. This reduction is primarily the result of a decrease in total borrowings net of repayments for both the notes payable and accounts payable for construction and equipment. In the prior period borrowings were offset by the payment of costs of the Company's initial public offering and dividends on preferred stock and were not used to reduce debt in amounts similar to this fiscal year.

     The Company believes that cash generated from operations, if any, banking facilities and the $5.4 million balance in cash and short-term investments will be sufficient to meet the Company's operating cash requirements through the rest of the calendar year. To the extent that these sources of funds are insufficient to meet the Company's capital requirements, the Company may be required to raise additional funds. No assurance can be given that additional financing will be available or, if available, that it will be available on acceptable terms.

                          PART II.  OTHER INFORMATION



ITEM 1.   LEGAL PROCEEDINGS

On June 7, 1996, the Company was served with a complaint filed by TimeKeeping Systems, Inc. ("TimeKeeping") in the Court of Common Pleas for Cuyahoga County, Ohio, captioned TimeKeeping Systems, Inc. v. R.F. Monolithics, Inc., No. 308658. The Company is the only defendant named in the complaint. The complaint purports to state a single cause of action for breach of contract and alleges that the Company failed to timely fulfill certain purchase orders TimeKeeping issued in 1995. The complaint seeks damages of $900,000 based primarily on a claim of lost profits. The Company has removed the action to the United States District Court for the Northern District of Ohio, where it is pending as No. 1:96 CV 1451. The Company has not yet responded to the complaint but believes that it has meritorious defenses to the complaint and intends to vigorously defend the action. Accordingly, no provision has been made by the Company.

ITEM 2.   CHANGES IN SECURITIES

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.   OTHER INFORMATION

On July 9, 1996, the Board of Directors appointed Sam L. Densmore as President and Chief Executive Officer. Mr. Densmore formerly served as the Executive Vice President, Chief Operating Officer, Chief Financial Officer and Secretary of the Company. This appointment comes after the resignation of Gary Andersen.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The Company hereby incorporates by reference all exhibits filed in connection with Form 10-K for the year ended August 31, 1995, the Forms 10-Q for the quarters ended November 30, 1995, and February 29, 1996, and the Forms S-8 filed with the Commission on January 17, 1996 and February 14, 1996.

(b) The Company did not file any reports on Form 8-K during the quarter ended May 31, 1996.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, the registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   RF MONOLITHICS, INC.


Dated:  July 11, 1996              By:  /s/ Sam L. Densmore
                                        ---------------------------------
                                        Sam L. Densmore
                                        CEO, President and Director