Form 10-K
period 1996-08-31
RF MONOLITHICS INC /DE/
filed 1996-11-26
CIK 922204

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

                   For the fiscal year ended August 31, 1996

                          Commission File No. 0-24414

                              RF Monolithics, Inc.
             (Exact name of Registrant as specified in its charter)
            --------------------------------------------------------

            Delaware                                       75-1638027
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                           Identification)

     4441 Sigma Road, Dallas, Texas                          75244
(Address of principal executive offices)                   (Zip Code)

      Registrant's telephone number, including area code:  (972) 233-2903

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                          COMMON STOCK .001 PAR VALUE
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                        ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of November 15, 1996, was $34,681,072. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock of the Company have been excluded because such persons may be deemed to be affiliates.

The number of shares outstanding of the Registrant's Common Stock was 5,340,271 as of November 15, 1996.

                      DOCUMENTS INCORPORATED BY REFERENCE

Registrant's Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the 1997 Annual Meeting is incorporated herein by reference into Part III of this Report.

                              RF MONOLITHICS, INC.
                                   FORM 10-K
                           YEAR ENDED AUGUST 31, 1996

                               Table of Contents

Item
Number                                                                    Page
------                                                                    ----

                                    PART I.

1.  Business............................................................     2

2.  Facilities..........................................................    10

3.  Legal Proceedings...................................................    11

4.  Submission of Matters to a Vote of Security Holders.................    11

                                    PART II.

5.  Market for Registrant's Common Stock and Related Stockholder Matters    11

6.  Selected Financial Data.............................................    12

7.  Management's Discussion and Analysis of Financial Condition
    and Results of Operations...........................................    13

8.  Financial Statements and Supplementary Data.........................    19

9.  Changes in and Disagreements With Accountants on Accounting and
    Financial Disclosure................................................    19

                                   PART III.

10.  Directors and Executive Officers of the Registrant..............       19

11.  Executive Compensation..........................................       19

12.  Security Ownership of Certain Beneficial Owners and Management..       20

13.  Certain Relationships and Related Transactions..................       20

                                    PART IV.

14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K        20

                                    PART I.


Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as in the sections entitled "Legal Proceedings," "Selected Financial Data" and "Management's Discussion and Analysis" in this report.

ITEM 1.   BUSINESS

   RF Monolithics, Inc. ("RFM" or the "Company") designs, develops, manufactures and markets a broad range of radio frequency ("RF") component and module products in four areas: low-power components, low-power Virtual Wire(R) radio systems, frequency control modules and filters. The Company's products are based on surface acoustic wave ("SAW") technology and are manufactured as discrete devices to perform specific functions and as integrated modules to meet system performance requirements. The Company believes that its SAW-based products, coupled with its RF design and manufacturing expertise, offer electronics manufacturers certain fundamental advantages over alternative technologies. As electronic applications ranging from automotive remote keyless entry ("RKE") to digital cellular phones to computers migrate to higher operating frequencies with tighter tolerances and more stringent performance specifications, demand for RF modules and SAW discrete components is expected to increase.

   The Company focuses its product development in the frequency range of 50 megahertz ("MHz") to 2,400 MHz and above. The Company markets its line of more than 500 resonators, filters, clocks, oscillators, custom modules and radio systems to original equipment manufacturers ("OEMs") world-wide, including Delco Electronics, Digital Equipment Corporation, Siemens Automotive, Silicon Graphics, Inc. and Code-Alarm, Inc.

Background

   The Company believes that a significant market opportunity for more widespread adoption of SAW technology is emerging. As electronic applications increase in speed and frequency, there will be an increasing demand for improved performance and functionality, greater precision, reduced size, lower power consumption and greater reliability. The Company believes that these dynamics are creating frequency control opportunities which are not effectively addressed by traditional RF approaches.

   SAW-technology-based discrete components, modules and RF systems combine a complex mix of software-controlled design rules, wafer fabrication, hybrid assembly and packaging processes to meet stringent customer and governmental compliance requirements. The earliest SAW applications were developed for high-level military systems for electronic warfare and volume consumer products such as TVs and VCRs. The unique features of SAW technology provide flexible solutions to systems designers defining tomorrow's emerging applications across multiple market segments.

Markets and Applications

   The Company focuses on specific market opportunities where the Company believes that its SAW technology solutions coupled with its RF design expertise address current and emerging market and application requirements. The Company offers products in four rapidly growing areas: low-power components, low-power Virtual Wire(R) radio systems, frequency control modules and filters. These products are incorporated into application designs in the five primary markets: automotive, computer, industrial, consumer and telecommunications.

Automotive

   The automotive industry utilizes SAW-based components in transmitter and receiver designs for RKE applications. Emerging applications utilizing transmitter and receiver functions include the run flat tire and immobilizer theft-deterrent systems. Automotive electronic applications continue to grow with the unending drive toward smaller size, reduced cost and improved system performance. These market requirements are met by the Company's low-power components.

Computer

   The operating speed of computer products is increasing in order to provide more widespread, faster access to and manipulation of multimedia information and the more rapid design and analysis of electronics, structural and industrial systems. Frequency control modules, primarily clocks, are applied in computer systems to provide a precise, stable frequency control source. The design and deployment of wireless local area computer and data link networks is generating increased interest in SAW filters. The Company also offers frequency control clocks, oscillators and custom modules for computing applications in the military market segment.

Industrial

   The industrial market includes applications such as security systems, meter reading and bar code reading devices, medical systems and custom data link equipment. Low-power components, low-power Virtual Wire(R) radio systems and filters may all be designed into industrial applications, depending upon the customer's RF design expertise and time-to-market requirements.

Consumer

   Consumer market applications encompass a wide range of electronic designs. Those utilizing SAW-based devices include the cable television industry, wireless headphones and loudspeakers, wireless door chimes and home automation applications. These consumer electronic applications may incorporate low-power components, low-power Virtual Wire(R) radio systems and filters.

Telecommunications

   The Company believes that a number of dynamics within the telecommunications market are opening new applications for SAW technology. The deployment of digital cellular telephone systems has been initiated worldwide. The digital modulation requires SAW filters that minimize distortion and conform to international cellular telephony standards. In addition, high-speed Synchronous Optical Networks ("SONET") performance is enhanced with the incorporation of SAW-stabilized oscillators.

Products

   The Company's products are organized into four primary product families: low-power components, low-power Virtual Wire(R) radio systems, frequency control modules and filters.

Low-Power Components:

     Resonators. The Company's resonators are used in low-power wireless transmitter and receiver applications, including automotive remote keyless entry systems and related products. The Company manufactures SAW resonators in volume, and they are supplied in three-lead metal packages ("TO39") and leadless surface mount packages. The surface mount technology ("SMT") facility initiated high-volume production of one-port resonators in 1995. To the extent that they have not already, the Company's competitors will be introducing SMT packages for their products.

     Coupled-Resonator Filters. The Company's coupled-resonator filters are resonator structures which are optimized for digital communications IF filter designs used in air-to-ground telephone systems, 915 MHz cordless telephones and hybrid receiver applications. Coupled-resonator filters are well suited for certain frequency stabilization applications, such as the frequency control clock modules, and as input filters for the hybrid receiver modules and output filters for the hybrid transmitter modules manufactured by the Company.

Low-Power Virtual Wire(R) Radio Systems:

   During 1996, the Company established the Virtual Wire(R) Operations in order to consolidate and focus resources on development and marketing of its proprietary radio systems receiver technology. The Company's family of hybrid transmitter (HX) and receiver (RX) modules is included in the Virtual Wire(R) Operations. During the fourth quarter of fiscal 1996, the Company introduced a chip set receiver based on its patented Amplifier Sequenced Hybrid ("ASH") technology. The chip set offers performance identical to the hybrid modules at lower total cost.

   These products feature small size, very low power consumption and excellent RF performance, and provide the system designer flexibility and fast time to market for emerging applications. The breadth of frequency ranges covers both U.S. and international frequency bands for low-power data transmission. The receiver's ASH architecture provides exceptional performance with extremely low harmonic radiation, allowing customers ease of international standards certification.

   The Virtual Wire(R) radio systems product offerings also include complete transceiver design and development kits which allow the system designer, who has minimal RF experience, the ability to apply wireless two-way data transfer to emerging applications.

Frequency Control Modules:

   The Company's frequency control module products consist of clocks and both fixed-frequency and voltage-controlled SAW-based oscillators. These products provide added value to the SAW components manufactured by the Company. Each module incorporates one or more SAW discrete devices with standard and custom integrated circuits and related passive components. The Company manufactures clocks and fixed-frequency oscillators applying resonators and coupled-resonator filters to eliminate tuning coils for signal filtering and stabilization and SAW delay lines to allow frequency variability in voltage-controlled oscillators.

   High-frequency clocks. The Company's high-frequency clock modules are used in high-speed computing and high-resolution graphics applications in the computer market segment. The Company's SAW-based clocks allow the customer to realize improved performance by providing a very stable frequency source which results in very low timing variations from one cycle to the next (commonly referred to as "jitter") and good symmetry across each cycle. New SMT packages were introduced in 1996 and complement the Company's leaded metal packaged product. Higher-speed, lower-cost clocks are in active design with select customer partners.

   Oscillators. The Company produces commercial and military fixed-frequency and voltage-controlled SAW oscillators. These products are supplied in leaded metal packages and used in applications such as microwave radios, identification friend or foe (IFF) transponders, hybrid-fiber-coax communication systems and precision instrumentation.

Filters:

   The Company designs and manufactures four types of SAW filters: low-loss transversal, precision transversal, proximity-coupled and coupled-resonator. (See above discussion of coupled-resonator filter in Low-Power Components).

   Low-loss transversal filters and precision transversal filters are used in digital cellular systems incorporating European Global System for Mobile Communications (GSM), digital European cordless telephone (DECT), Code Division Multiple Access (CDMA) and personal communications system (PCS) standards. Other applications include Very Small Aperture Terminal (VSAT) modems and SONET repeaters. The low-loss filters are designed to minimize signal distortion in the frequency band the filter is designed to pass. The precision filters provide excellent amplitude and group delay flatness for fractional bandwidths of 10% or more and are used in a number of military applications.

   The proximity-coupled filters are narrow-band SAW filters used in cellular applications deploying the IS-54 Time Division Multiple Access (TDMA) standard and in cellular digital packetized data (CDPD) applications as intermediate frequency (IF) filters. Proximity filters are also used extensively in digital pagers and a number of analog cellular phone systems.

Manufacturing

   The manufacturing of the Company's products is a highly complex and precise process that is sensitive to a wide variety of factors, including the level of contaminants in the manufacturing environment, impurities in the materials used and the performance of manufacturing personnel and production equipment. Until the devices are enclosed or sealed within their final package, they are subject to contamination. Because of this, almost all operations prior to enclosure welding take place under laminar air flow hoods or within clean-room environments. The Company has experienced in the past product shipment delays and lower-than-expected production yields. In particular, the Company experienced a yield loss in excess of $250,000 during the introduction of a process improvement project in the TO39 resonator product line during the third quarter of fiscal 1995. The Company has experienced in the past and may in the future experience a delay in transferring products from engineering to volume manufacturing status. There can be no assurance the manufacturing process will not result in shipment delays or loss of production yields that will materially and adversely increase the cost of manufacturing. The Company's manufacturing operations are housed in a single location. In addition, the Company has limited ability to outsource its manufacturing operations. As a result of the Company's substantial reliance on a single manufacturing facility, damage occurring to such facility, whether by act of nature or otherwise, may have a material adverse affect on the Company's manufacturing operations.

   The Company's customers demand an increasing level of quality. There is no assurance that the Company can achieve these improvements to its operations. To the extent they are not achieved the Company's operating results could be materially and adversely affected. The Company has in the past experienced sudden increases in demand which have put pressure on its manufacturing facilities to increase capacity to meet this demand. In addition, new products sometimes require different manufacturing processes than the Company currently possesses. The Company has devoted the bulk of its capital expenditures to increase capacity and improve its manufacturing processes. There can be no assurance that the Company can continue to increase its manufacturing capacity and improve its manufacturing processes in a timely manner so as to take advantage of increased market demand.

   The Company divides its manufacturing operations into two key areas: wafer fabrication and assembly.

Wafer Fabrication

   Fabrication of deposited and patterned wafers takes place in a clean-room environment. Thin aluminum films are precisely deposited onto three-inch-diameter quartz substrates that are subsequently etched with very small (micron and submicron) patterned structures. Each patterned device is called a die, and there may be from 40 to 2,000 die on a single three-inch wafer. Over the past two years, the Company completed an expansion of its wafer fabrication factory, adding facilities and new automated wafer processing equipment. As demands on the wafer fabrication facility increase, there is an ongoing need to increase the capacity and operational efficiency of this facility. There can be no assurance that the Company will be able to achieve these improvements in a timely manner. To the extent the Company does not achieve acceptable wafer fabrication yields or experiences product shipment delays as a result of problems associated with the expansion of the wafer fabrication factory, the Company's operating results could be materially and adversely affected.

Assembly

   In assembly, there are three production areas which correspond to the three distinct types of packages being manufactured: components, module devices and SMT devices.

   Component manufacturing involves the assembly of single-die devices into leaded metal packaging. This method of assembly includes the Company's older low-power component products.

   Module manufacturing consist of multiple devices, one or more of which is a SAW. The resulting packages vary in configuration, but all have leads which are used to mount the package through holes in the customer's printed circuit boards. The Company's products assembled in module manufacturing include frequency control devices and filters.

   In fiscal 1995, the Company completed construction of an SMT production facility. The Company's SMT products contain SAW die and, in some cases, other electronic components as well. The Company's manufacturing process is based on arrays, which allows for automated processing of up to 400 devices at a time. Since this represents a unique manufacturing process, some of the equipment has been custom-designed for the Company and represents several unique applications of existing manufacturing technology.

The SMT facility is responsible for assembly of low-power components and low-power Virtual Wire(R) radio system products.

Source of Components

   While the Company uses standard components whenever possible, certain of the components used in the Company's SAW devices and modules are made to the Company's specifications. This is particularly true for specialized semiconductor manufacturers from whom the Company purchases several RF integrated circuits. These companies include Motorola, Maxim, Cal Eastern Labs and Kyocera. The Company has experienced delays and quality control problems with certain of its single-source suppliers in the past. Although the Company is attempting to obtain second-source suppliers, the Company believes it will continue to be dependent upon single-source suppliers. Delays in delivery, quality problems or the inability of the Company to obtain the components required to manufacture the Company's products on a cost-effective basis could have a material adverse effect on the Company's business and results of operations. The Company is currently investigating the outsourcing of some of its new transmitter products. Should an adequate source of supply not be located, this will delay the introduction of those products.

Sales and Marketing

   The Company distributes its products in the United States through manufacturers' representatives managed by the Company's internal sales force. International sales are handled primarily on a direct sales basis augmented by manufacturers' representatives in Norway, Sweden, Singapore, Taiwan, Korea, Australia, South Africa and Brazil. The Company provides sales and marketing support in Europe from a sales office located near Paris, France. Sales outside of North America accounted for approximately 50%, 47% and 52% of the Company's net sales during fiscal 1996, 1995 and 1994, respectively.

   The Company expects that international sales will continue to account for a significant portion of its total sales. There can be no assurance, however, that the Company will be able to maintain or increase international market demand for the Company's products or that the Company will be able to effectively meet that demand. The Company's international sales are currently denominated in U.S. currency. An increase in the value of the U.S. dollar relative to foreign currencies could make the Company's products more expensive and, therefore, potentially less competitive in those markets. Additional risks inherent in the Company's international business activities generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, costs and risks of localizing international operations, potentially adverse tax consequences, repatriation of earnings and the burdens of complying with a wide variety of foreign laws. There can be no assurance that such factors will not have an adverse effect on the Company's future results of operations.

   The Company has historically had a single customer accounting for 10% or more of its sales, Digital Equipment Corporation. Shipments to this customer represented 10%, 19% and 28% of total sales during the fiscal periods ending August 31, 1996, 1995 and 1994, respectively. Sales to major customers have fluctuated in the past, and there can be no assurance that sales to such customers will continue at previously achieved levels, if at all.

   RFM enters into select custom product development programs based on their strategic nature relating to the customer or the RFM product development road map. These development programs can last from 2 months to 18 months. The scope of these programs includes initial engineering of the RF function under development through assisting in the interface of the RF and digital hardware.
A small number of such programs are currently under way.

Competition

   The markets for the Company's products are intensely competitive and are characterized by price erosion, rapid technological change and product obsolescence. In each of the markets for the Company's product, the Company competes with very large vertically integrated, international companies, including Matsushita, Sanyo, Siemens, Toyocom and Murata, that have substantially greater financial, technical, sales, marketing, distribution and other resources, as well as with existing competitors with broader product lines than the Company. The Company's competitors with greater financial resources or broader product lines may be able to engage in sustained price reductions in the Company's primary markets to gain market share. The Company also expects increased competition from existing competitors as well as competition from a number of companies that currently use SAW expertise largely for internal requirements. In addition, the Company experiences increased competition from companies that offer alternative solutions such as phase locked loop technology, which combines a semiconductor with a traditional crystal. The Company believes competitors may duplicate the Company's products, which could adversely affect selling prices and market share.

   The Company believes that its ability to compete in its target markets depends on factors both within and outside the Company's control, including timing and success of new product introductions by the Company and its competitors, availability of wafer fabrication and assembly manufacturing capability, the Company's ability to support decreases in selling price through reduction in cost of sales, adequate sources of raw materials, product quality, reliability and price, the pace at which the Company's customers incorporate the Company's products into their end user products and general economic conditions. There can be no assurance that the Company will be able to compete successfully in the future.

Research and Development

   The Company's research and development efforts are primarily aimed at deriving new, proprietary, innovative SAW device structures and SAW-based hybrid modules that uniquely address market needs. These developments also include process improvements in wafer fabrication involving better line width and metal thickness control as well as improvements in device packaging.

   RFM employs design engineers and scientists in its research and development efforts. These design engineers and scientists collectively have over 250 years of experience in SAW device and RF circuit design. They are responsible for new products from inception to the commencement of volume manufacturing and closely coordinate their work with the responsible product managers. The Company believes that the efforts of this group help to ensure that RFM's products provide an optimum system solution for the customer and are manufacturable at a competitive cost.

   From time to time, the Company has entered into agreements with customers to develop specific SAW devices for inclusion in the customer's end product. Pursuant to such agreements, the nonrecurring engineering ("NRE") cost associated with such development work, which is treated by the Company as cost of technology development sales, is generally reimbursed by the customer. Total engineering-related expenses, including research and development expenditures and cost of technology development sales (or NRE), during fiscal years 1996, 1995 and 1994 were $3.4 million, $3.6 million and $2.0 million, respectively. The Company considers the development of new products essential to increasing and maintaining sales.

Proprietary Rights

   The Company relies on a combination of patents, copyrights and nondisclosure agreements in order to establish and protect its proprietary rights. The Company's policy is to file patent applications to protect technology, inventions and improvements that are important to its business. There can be no assurance that patents will issue from any of the Company's pending applications or that any claims allowed from existing or pending patents will be sufficiently broad to protect the Company's technology. While the Company intends to protect its intellectual property rights vigorously, there can be no assurance that any patents held by the Company will not be challenged, invalidated or circumvented, or the rights granted thereunder will provide competitive advantages to the Company.

   The Company also seeks to protect its trade secrets and proprietary technology, in part, through confidentiality agreements with employees, consultants and other parties. There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach or that the Company's trade secrets will not otherwise become known to or independently developed by others. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as the laws of the United States.

   The electronic industry is characterized by uncertainty and conflicting intellectual property claims. The Company has in the past and may in the future become aware of the intellectual property rights of others that it may be infringing. In particular, the Company is utilizing in certain of its filter products, primarily for cellular telephones, technology that is claimed in a third party's patent. There can be no assurance that the Company will not in the future be notified that it is infringing other patent and/or other intellectual property rights of third parties. In the event of such alleged infringement, there can be no assurance that a license to the technology in question could be obtained on commercially reasonable terms, if at all, that litigation will not occur or that the outcome of such litigation will not be adverse to the Company. The failure to obtain necessary licenses or other rights, the occurrence of litigation arising out of such claims or an adverse outcome from such litigation could have a material adverse effect on the Company's business. In any event, patent litigation is expensive, and the Company's results of operations could be materially adversely affected by such litigation, regardless of its outcome.

Regulations

   The Company is subject to a variety of federal, state and local laws, rules and regulations related to the use, storage, emission, treatment, disposal, transportation and exposure of others to certain toxic, volatile and other hazardous chemicals used in the Company's manufacturing process. The failure to comply with present or future regulations could result in fines being imposed on the Company, suspension of production or a cessation of operations. Such regulations could also require the Company to acquire costly equipment, to make changes to its manufacturing process, or to incur substantial other expenses to comply with environmental regulations. Any past or future failure by the Company to control the use of, or to restrict adequately the discharge of, hazardous substances could subject the Company to future liabilities and could have a material adverse effect on the Company's business, operating results and financial condition.

Employees

   As of August 31, 1996, the Company had a total of 443 employees, including 24 in sales, marketing and customer support; 40 in engineering and product development; 353 in manufacturing; and 26 in finance and administration. Of such employees, approximately 53 were temporary employees. With the exception of two employees located in sales locations in Europe, all of the employees of the Company are based at the Company's headquarters in the metropolitan area of Dallas, Texas. The Company's future success depends to a great degree upon the continued service of its key technical and senior management personnel and its continuing ability to attract and retain highly qualified technical and managerial personnel. Competition for such personnel is intense. There can be no assurance that the Company will be able to retain or continue to attract key managerial and technical employees. None of the Company's employees are represented by a labor union. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

Potential Fluctuations in Results of Operations; Order Trends and Backlog

   The Company's quarterly and annual results have been and will continue to be affected by a wide variety of factors that have had in the past and in the future could have a material adverse effect on the Company's business and results of operations during any particular period, including the level of orders that are received and can be shipped in a quarter, the rescheduling or cancellation of orders by its customers, competitive pressures on selling prices, changes in product or customer mix, availability and cost of raw materials, the ability of the Company to manufacture a sufficient volume of products in a cost-effective manner, fluctuations in manufacturing yield, availability of wafer fabrication and assembly manufacturing capacity, loss of any strategic relationship, the ability to introduce new products and technologies on a timely and cost-effective basis, new product introductions by the Company's competitors, market acceptance of products of both the Company and its customers, supply constraints for other components incorporated into its customers' products, foreign currency fluctuations, and the level of expenditures for research and development, sales, and general and administrative functions.

   Historically, the electronics industry has experienced sudden and unexpected economic downturns. The Company's results of operations are subject to such downturns. In addition, the Company's operating expenses are largely fixed and difficult to change quickly should sales not meet the Company's expectations, thus magnifying the adverse effect of any such revenue shortfall. In view of its significant growth in recent periods, the Company believes that period-to-period comparisons of its financial results should not be relied upon as an indication of future performance.

   The Company's backlog at August 31, 1996, was approximately $11.4 million as compared to $11.9 million as of August 31, 1995. The Company includes in its backlog all purchase orders scheduled for delivery within the subsequent 12 months. The Company's backlog, although useful for scheduling production, does not represent actual sales and should not be used as a measure of future sales. All orders in backlog are subject to cancellation prior to 30 days before shipment without penalty at the option of the customer and to changes in delivery schedules. The Company's backlog is subject to fluctuations, and there can be no assurance that backlog as of any particular date will be a reliable measure of sales for any future period.

ITEM 2.     FACILITIES

The Company's principal administrative, sales, marketing, research and development, and manufacturing facilities are located in the metropolitan area of Dallas, Texas, in two adjacent buildings totaling approximately 93,000 square feet. One building, totaling approximately 63,000 square feet, is leased through July 2003, with the Company having an option to cancel the lease on July 31, 1999. The second building, totaling approximately 30,000 square feet, is also leased through July 2003, with the Company having an option to cancel the lease after July 31, 2001. The Company believes that its existing facilities are adequate for its current requirements. Should additional space be needed, there can be no assurance that it will be commercially available on reasonable terms when it is needed.

ITEM 3.    LEGAL PROCEEDINGS

On June 7, 1996 the Company was served with a complaint filed by TimeKeeping Systems, Inc. ("TimeKeeping") in the Court of Common Pleas for Cuyahoga County, Ohio, captioned TimeKeeping Systems, Inc. v. R.F. Monolithics, Inc., No. 308658. The Company is the only defendant named in the complaint. The complaint purports to state a single cause of action for breach of contract and alleges that the Company failed to timely fulfill certain purchase orders TimeKeeping issued in 1995. The complaint seeks damages of $900,000 based primarily on a claim of lost profits. The Company has removed the action to the United States District Court for the Northern District of Ohio, where it is pending as No. 1:96 CV 1451. The Company has submitted a counterclaim for $33,000 in unpaid billings plus related legal expenses.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended August 31, 1996.

                                   PART II.

ITEM 5.     MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock has been quoted on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") National Market System under the symbol "RFMI" since the Company's initial public offering on July 28, 1994. The following table sets forth the high and low sales prices of the Company stock for the periods indicated as furnished by NASDAQ. These prices reflect prices between dealers, without retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

                                                  High                Low
                                                  ----                ---
1995:
   First Quarter                                  11 1/2              7 3/8
   Second Quarter                                 13                  7 7/8
   Third Quarter                                  10 3/8              7 1/8
   Fourth Quarter                                  9 1/4              7 1/4
1996:
   First Quarter                                   9 5/8              6 5/8
   Second Quarter                                  7 1/4              5 5/8
   Third Quarter                                  11 3/4              6 1/8
   Fourth Quarter                                 11 1/8              6 3/8

         The Company has not paid dividends on its Common Stock and presently intends to continue this policy in order to retain earnings for use in its business. The Company had approximately 200 stockholders of record as of November 15, 1996 (which number does not include the number of stockholders whose shares are held of record by a brokerage house or clearing agency, but does include such brokerage house or clearing agency as one record holder). The last sales price for RFMI's Common Stock, as reported by NASDAQ on November 15, 1996, was $9.75.

ITEM 6.    SELECTED FINANCIAL DATA


                                                                Year Ended August 31,
                                                                ---------------------
                                                    1996       1995      1994       1993       1992
                                                    ----       ----      ----       ----       ----
                                                         (In thousands, except per-share amounts)
Statement of Income Data:

Sales                                            $35,718    $32,141   $24,787    $17,058    $13,910

Cost of sales                                     22,336     20,253    15,372     11,333      8,693
                                                 -------     ------    ------     ------      -----

Gross profit                                      13,382     11,888     9,415      5,725      5,217

Gross profit margin %                               37.5 %     37.0 %    38.0 %     33.6 %     37.5 %

Research and development                           3,366      3,148     1,381        855        796
Sales and marketing                                4,391      4,300     3,517      2,825      1,962
General and administrative                         2,747      2,266     2,104      1,597      1,341
                                                 -------     ------    ------     ------      -----

   Total operating expenses                       10,504      9,714     7,002      5,277      4,099
                                                 -------     ------    ------     ------      -----

Income from operations                             2,878      2,174     2,413        448      1,118
Other income (expense), net                         (107)       197      (139)       (41)        (7)
                                                 -------     ------    ------     ------      -----

Income before income taxes and accounting change   2,771      2,371     2,274        407      1,111
Income tax expense (benefit)                         882        851        13       (128)       436
                                                 -------     ------    ------     ------      -----

Income before accounting change                    1,889      1,520     2,261        535        675
Cumulative effect of accounting change               -          -         -          -        3,175
                                                 -------     ------    ------     ------      -----

   Net income                                    $ 1,889    $ 1,520   $ 2,261    $   535    $ 3,850
                                                 -------    -------   -------    -------    -------

Earnings per share (pro forma prior to 1995)       $0.35      $0.29     $0.59      $0.15
                                                   =====      =====     =====      =====

Weighted average common and common equivalent
 shares outstanding (pro forma prior to 1995)      5,429      5,325     3,830      3,538
                                                   =====      =====     =====      =====


Balance Sheet Data (at August 31):

Cash, cash equivalents and short-term
 investments                                     $ 6,060    $ 5,086   $ 6,555    $ 2,014    $ 1,559
Working capital                                   12,879      9,616     9,101      3,044      3,844
Total assets                                      30,571     30,545    23,735     13,364     10,309
Long-term debt                                     2,413      2,854       153        755        262
Shareholders' equity                              23,128     20,292    18,470      9,054      8,494

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         RFM designs, develops, manufactures and markets a broad range of RF components and modules for the low-power component, low-power Virtual Wire(R) radio systems, frequency control modules and filter product areas. The Company's products are based on SAW technology, and the Company's strategy is to leverage its RF design skills to provide SAW-based solutions to the current and emerging needs of the electronics industry. The Company's products include more than 500 resonators, filters, high-frequency clocks, oscillators, transmitter and receiver modules. The Company's average selling prices within these product lines generally range from $1 to $30 for low-power products (components and radio systems), $10 to $350 for frequency control modules and $5 to $50 for filter products.

         During fiscal 1994 and the first two quarters of fiscal 1995, the Company constructed and tested its new surface-mount technology ("SMT") manufacturing facility. The purpose of the facility is to provide the capability to manufacture products utilizing surface-mount packaging in a highly automated environment. During this period, the facility had not reached production status, so the related equipment was not placed into service, and certain associated costs were capitalized as start-up costs. The related costs were included in property and equipment as construction in progress. In the third quarter of fiscal 1995, this facility achieved production status. Accordingly, depreciation on the equipment and amortization of capitalized start-up costs began.

         In the fourth quarter of fiscal 1994, the Company completed an initial public offering of its stock. The Company issued 1,600,000 shares of its common stock on the NASDAQ market at $6.50 per share, resulting in net proceeds of $8.5 million.

         During fiscal 1994 and 1993, the Company's income tax expense was reduced as a result of the adoption of Statement of Financial Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") and subsequent reductions in the related valuation allowance. See the discussion on income taxes for further detail.

         Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as in the sections entitled "Business," "Legal Proceedings" and "Selected Financial Data" in this report.

Results of Operations

         The following discussion relates to the financial statements of the Company for the fiscal year ended August 31, 1996 (current year or fiscal 1996), in comparison to the fiscal year ended August 31, 1995 (prior year or fiscal
1995), as well as the fiscal year ended August 31, 1994 (fiscal 1994). In addition, there is discussion of the financial statements for the three months ended August 31, 1996 (fourth quarter), in comparison to the three months ended August 31, 1995 (comparable quarter of the prior year).

         The following table sets forth, for the years ended August 31 (i) the percentage relationship of certain items from the Company's statements of income to total sales and (ii) the percentage change in these items from year to year:


                                                          Percentage of Sales              Year-to-Year Change
                                                       --------------------------         ---------------------
                                                                                           1995 to      1994 to
                                                       1996       1995       1994           1996          1995
                                                       ----       ----       ----           ----          ----
Sales                                                   100 %      100 %      100 %           11 %          30 %

Cost of sales                                            62         63         62             10            32
                                                       ----       ----       ----           ----        ------
 Gross profit                                            38         37         38             13            26

Research and development                                  9         10          6              7           128
Sales and marketing                                      12         13         14              2            22
General and administrative                                8          7          8             21             8
                                                       ----       ----       ----           ----        ------
           Total operating expenses                      29         30         28              8            39
                                                       ----       ----       ----           ----        ------

           Income from operations                         9          7         10             32           (10)

Other income (expense), net                               -          1         (1)          (154)         (242)
                                                       ----       ----       ----           ----        ------

           Income before income taxes                     9          8          9             17             4

Income tax expense (benefit)                              3          3          -              4        (6,446)
                                                       ----       ----       ----           ----        ------

           Net income                                     6 %        5 %        9 %           24 %         (33)%
                                                       ====       ====       ====           ====        =======

Sales

         The following table sets forth the components of the Company's sales and percentage relationship of the components to total sales for the periods indicated:


                                                                 Year Ended August 31,
                                     ---------------------------------------------------------------------------------
                                               1996                        1995                       1994
                                     -------------------------   -------------------------  --------------------------
                                                       %                           %                          %
                                        Amount      of Total        Amount      of Total       Amount       of Total
                                        ------      --------        ------      --------       ------       --------
                                                                     (Dollars in thousands)
Product sales:

   Low-power components and
     Virtual Wire/(R)/radio systems     $27,493          77 %        $20,247          63 %      $13,447           54 %

   Frequency control modules              6,064          17           10,304          32          9,542           39

   Filter                                 2,036           6            1,017           3          1,314            5
                                        -------        ----          -------        ----        -------         ----

      Total product sales                35,593         100           31,568          98         24,303           98

Technology development sales                125           -              573           2            484            2
                                        -------        ----          -------        ----        -------         ----

      Total sales                       $35,718         100 %        $32,141         100 %      $24,787          100 %
                                        =======        ====          =======        ====        =======         ====

         Product sales increased 13% in fiscal 1996 and 30% in fiscal 1995, primarily because of increased units shipped of the Company's low-power products. Low-power sales include sales of both low-power component products and low-power Virtual Wire/(R)/ radio system products. Low-power sales increased 36% in fiscal 1996 and 51% in fiscal 1995. A significant portion of the 1996 and 1995 increase was due to the introduction of the Company's surface-mount low-power component products particularly to customers in automotive markets. In fiscal 1995, the Company brought its new SMT facility to production status, with gradually increasing production levels during fiscal 1995 and fiscal 1996. The Company has invested a considerable amount of its capital, technical, sales and marketing resources into new SMT products that were primarily targeted toward the low-power market.

     Frequency control module sales decreased 41% in fiscal 1996 after increasing 8% in fiscal 1995. These products accounted for only 17% of total sales in fiscal 1996, compared to 32% in fiscal 1995. Frequency control module sales include sales to the Company's largest customer, Digital Equipment Corporation ("Digital"), for use in systems based on the Alpha microprocessor. Sales to Digital decreased in both fiscal 1996 and fiscal 1995, primarily as a result of lower average selling prices, as this customer converted to lower-priced units. The lower-priced units, in the current year, represented a new line of clock oscillator products that were introduced to respond to price competition from products that utilize phase lock loop technology. Digital accounted for approximately 10%, 19% and 28% of total sales during fiscal 1996, 1995 and 1994, respectively. The Company has no long-term volume purchase commitments from its major customers, including Digital. Orders to Digital have fluctuated in the past, and there can be no assurance that such fluctuations will not recur or that Digital will continue to purchase the Company's products at all.

     International sales (primarily in Europe and Asia) were approximately
50% of the Company's total sales during fiscal 1996 compared to approximately 47% in fiscal 1995 and 52% in fiscal 1994. The Company considers all product sales with a delivery destination outside North America to be international sales. These sales are denominated primarily in U.S. currency. The Company intends to continue its focus on international sales in the future and expects that international sales will continue to represent a significant portion of its business. There can be no assurance, however, that this can be achieved.

     The Company's top five customers accounted for approximately 28%, 38% and 48% of the Company's total sales in fiscal 1996, 1995 and 1994, respectively. The reduction in the relative portion of sales to the Company's top five customers over this period largely reflects the reduction in sales to the Company's largest customer, Digital. In addition, a significant portion of the increased sales for the Company's new SMT products were due to new customers, which increased the total number of customers receiving RFM products.

     While the Company has achieved sales increases in prior periods, there can be no assurance that this can be achieved in future periods. The Company's success is highly dependent on achieving technological advances in its product design and manufacturing capabilities, as well as its ability to sell its products in a competitive marketplace that can be influenced by outside factors such as economic and regulatory conditions. The Company experiences increased competition from companies that offer alternative solutions such as phased
locked loop technology.   There can be no assurance that competition from
alternative technologies or from competitors duplicating the Company's technologies will not adversely affect selling prices and market share.

Gross Profit Margin

     Gross profit margin increased to 37.5% in fiscal 1996, compared to 37.0% in fiscal 1995, primarily as a result of increased gross profit margin for the Company's low-power products. Margins for these products increased primarily due to a decrease in per-unit manufacturing costs which were the result of improved production processes that increased yields and productivity, and increased demand creating an increase in the number of units produced. The increased number of units produced allowed relatively high fixed overhead costs to be lower on a per-unit basis, particularly for the new SMT facility. There can be no assurance, however, that the trend toward lower per-unit manufacturing costs, that occurred in the current year, will continue. An additional reason for improved gross profit margin was that the average selling prices for low-power products increased as a result of changes in product mix within this product line.

     The improvement in low-power gross profit margins was partially offset by a reduction in gross profit for the higher-margin frequency control module products. Historically, the Company has achieved substantially higher gross profit margins on its frequency control module products than its low-power products due in part to the higher engineering and technical content of the frequency control module products. These products accounted for only 17% of total sales in fiscal 1996, compared to 32% in fiscal 1995. The decline in sales to Digital accounted for most of this impact. In addition, lower average selling prices for these products caused a decline in gross margins, despite lower per-unit manufacturing costs.

     Gross profit margins decreased to 37.0% in fiscal 1995 from 38.0% in fiscal 1994. This was primarily due to lower gross margins for the Company's low-power products, resulting from higher per-unit manufacturing costs associated with increasing the capacity to produce these products, particularly for the new SMT facility, which reached volume production status in fiscal 1995. Additionally in fiscal 1995, the Company experienced a yield loss of approximately $250,000 associated with the introduction of a process improvement procedure for its leaded metal component manufacturing. Additionally, gross profit margins were adversely impacted as sales from the higher-margin frequency control module products declined to 32% of total sales in fiscal 1995 from 39% of total sales in fiscal 1994.

     The Company has in the past experienced sudden increases in demand which have put pressure on its manufacturing facilities to increase capacity to meet this demand. In addition, new products sometimes require different manufacturing processes than the Company currently possesses. The Company has devoted the bulk of its capital expenditures to increase capacity and improve its manufacturing processes. There can be no assurance that the Company can continue to increase its manufacturing capacity and improve its manufacturing processes in a timely manner so as to take advantage of increased market demand. Failure to do this would result in a loss of potential sales in the periods impacted.

Research and Development

     Research and development expenses increased approximately 7% in fiscal
1996 and 128% in fiscal 1995. The increase in both fiscal 1996 and fiscal 1995 was due to increased focus on developing standard products and increased emphasis on process engineering and document control process for its operations. During the past several years, the Company has decreased its activities in connection with customer-funded technology development contracts (nonrecurring engineering expenses). The Company believes that the continued development of its technology and new products is essential to its success and is committed to continuing its investment in research and development, which is expected to increase in absolute dollars in future periods. Since sales increased faster than research and development expenses, such expenses decreased to 9% of total sales in fiscal 1996 from 10% in fiscal 1995.

Sales and Marketing

     Sales and marketing expenses increased approximately 2% in fiscal 1996 and 22% in fiscal 1995. These increases were due primarily to increased sales commissions and marketing costs needed to support the Company's increased sales. Since sales increased faster than sales and marketing expenses, such expenses decreased as a percent of total sales to 12% in fiscal 1996 from 13% in fiscal 1995 and 14% in fiscal 1994. The Company expects to incur higher sales and marketing expenses in absolute dollars in future periods as it expands its sales and marketing efforts.

General and Administrative

     General and administrative expenses increased approximately 21% in fiscal 1996 and 8% in fiscal 1995. Such increases were primarily attributable to increased staffing and support for the Company's expansion, and in the current year included increased costs for write-offs of certain foreign receivables. There can be no assurance that the Company will not continue to incur bad debt write-offs as it expands its business to new customers and new geographic areas. The Company currently expects general and administrative expenses will increase in absolute dollars in future periods.

Other Income (Expense)

     During the first two quarters of the current year, the Company increased its indebtedness to finance an increase in working capital and capital expenditures. This increase in indebtedness caused an increase in interest expense for fiscal 1996, compared to fiscal 1995, resulting in a net reduction of other income.

Income Tax Expense

     The Company's income tax expense was $882,000 in fiscal 1996, compared to $851,000 in fiscal 1995, and $13,000 in fiscal 1994. Fiscal 1996 included the one-time favorable impact of $116,000 ($.02 per share), resulting from recognition of research and development tax credits. The Company recognized an income tax benefit of $854,000 ($.22 per share) in fiscal 1994 as a result of a decrease in the valuation allowance that was provided upon adoption of SFAS 109, in view of continued increases in earnings during this period. The Company does not expect a similar tax benefit in the future.

     In fiscal 1993, the Company adopted SFAS 109 and elected to apply it retroactively to September 1, 1991. The cumulative effect of adopting SFAS 109
was to record in fiscal 1992 a deferred tax asset of      $3.2 million,
representing the estimated benefits of the Company's net operating loss carryforward and expected future deductible temporary timing differences, and to increase fiscal 1992 net income by this amount.

     The Company's effective tax rate, exclusive of the fiscal 1996 one-time tax credit and the fiscal 1994 valuation allowance benefit, was approximately 36%, 36% and 38% in fiscal 1996, 1995 and 1994, respectively.

Earnings per Share

     Net income increased 24% to $1.9 million in the current year as compared to $1.5 million in the prior year. The Company's earnings per share was $.35 per share for fiscal 1996, compared to $.29 per share for fiscal 1995 and $.59 per share for fiscal 1994. As discussed above, fiscal 1994 included a tax benefit related to the decrease in the valuation allowance for deferred tax assets of $.22 per share. Earnings per share in fiscal 1994 reflect lower weighted average common and common equivalent shares outstanding relative to fiscal 1996 and fiscal 1995. The weighted average common and common equivalent shares outstanding in fiscal 1996 and fiscal 1995 reflected the impact of 1,600,000 shares of common stock issued in connection with the Company's initial public offering in July 1994.

Fourth Quarter of Fiscal 1996

     Unaudited quarterly financial data is presented in Note 12 of the accompanying financial statements.

     Sales for the fourth quarter increased 21% to $10.0 million, compared to $8.3 million in the comparable quarter of the prior year. The overall sales increase was primarily due to an increase in low-power sales of approximately 34%, compared to the comparable quarter of the prior year. This was primarily due to an increase in the number of units shipped, particularly for new SMT type products for automotive customers. This increase was partially offset by a 34% decrease in sales for frequency control module products, compared to the comparable quarter of the prior year, primarily due to a decrease in the average selling price and number of units shipped to Digital.

     Gross profit margins were 40.0% in the fourth quarter, compared to 33.7% for the comparable quarter of the prior year. This was primarily due to improvement in margins for the low-power product line, resulting from a continued reduction in per-unit manufacturing costs for those products, particularly the new SMT products. This reduction in cost was due to increased productivity, improvements in yield and an increased number of units produced, allowing for fixed overhead expenses to be spread over a larger number of units. Also, there was an increase in average selling prices for these products due to changes in product mix toward higher-priced units. Margins for frequency control module products declined due to lower average selling prices associated with the introduction of a new line of lower-priced units and associated start-up costs.

     Operating income for the fourth quarter was $1.1 million, or 11% of total sales compared to $.3 million, or 4% of total sales, for the comparable quarter of the prior year. The increase in operating income as a percentage of total sales was due to gross margins improving and revenues increasing faster than operating expenses. Operating expenses increased $.4 million in the fourth quarter, compared to the comparable quarter of the prior year. This increase was due to the additional costs of supporting the Company's increased level of sales, as well as an increase in product and market development programs. Earnings per share were $.13 in the fourth quarter, compared to $.05 per share for the comparable quarter of the prior year.

Liquidity and Capital Resources

     Principal sources of liquidity at August 31, 1996, consisted of $6.1 million of cash, cash equivalents and short-term investments, and $4.0 million of unused credit under a line of credit agreement. As of August 31, 1996, the Company also had $2.8 million unused credit available under an equipment collateralized operating lease facility (Lease Facility) which was to be advanced in stages prior to October 18, 1996. No additional advances were made under the Lease Facility and the Company is currently under negotiations to extend it under current terms and conditions through the end of fiscal year 1997. The credit facilities contain financial covenants and restrictions relating to various matters, including a minimum net worth requirement, a minimum ratio of earnings before interest and taxes to interest expense and current maturity of the term loan, a minimum quick ratio and a maximum ratio of total liabilities to tangible net worth. As of August 31, 1996, the Company was in compliance with such covenants and restrictions.

     Net cash from operations increased $2.3 million due to a $1.3 million increase in net income and noncash items included in net income, such as depreciation and amortization, and $1.0 million less cash used in working capital, such as trade receivables and inventory. As of August 31, 1996, inventory had been reduced almost $.8 million from the prior year.

     Cash used in investing activities in the current year was $1.8 million lower than the prior year due to lower capital acquisitions. Fiscal year 1995 and 1994 capital acquisitions included significant purchases of property and equipment to construct the Company's SMT manufacturing facility. The Company expects to acquire approximately $4 million to $7 million of capital equipment by the end of fiscal 1997, consisting primarily of equipment needed for its manufacturing facilities. Some of this equipment may be acquired under the lease facility.

     Net cash generated from financing activities was less than $.1 million. Funds raised from operations, borrowings on notes payable and exercises of stock options were mostly used to repay other debt and acquire property and equipment. In the prior year, financing activities resulted in $2.3 million of funds generated mainly from borrowings on notes payable used to finance increases in working capital and capital expenditures. In fiscal 1994, the IPO generated more than $8.5 million that was used to retire debt, pay preferred dividends and finance capital spending.

     The Company believes that cash generated from operations, if any, banking facilities, and the $6.1 million balance in cash and short-term investments will be sufficient to meet the Company's operating cash requirements through fiscal 1997. To the extent that these sources of funds are insufficient to also meet the Company's capital expenditure requirements, the Company will be required to raise additional funds. No assurance can be given that additional financing for capital expenditures will be available or, if available, that it will be available on acceptable terms.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is included in Appendix A attached hereto and incorporated by reference.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated by reference to Registrant's Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the 1996 Annual Meeting (the "Proxy Statement") under the heading "Nominees."

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to the Proxy Statement under the heading "Executive Compensation."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference to the Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference to the Proxy Statement under the heading "Certain Transactions."

                                    PART IV.

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. Financial Statements. Financial statements are attached as Appendix A to this report. The index to the financial statements is found on page F-1 of Appendix A.

(a) 2. Financial Statement Schedules. All schedules are omitted since the required information is not present or is not present in amounts sufficient to require a submission of the schedules, or because the information required is included in the financial statements and notes thereto.

(a)  3.  Exhibits.  See Exhibit Index in part (c), below.

(b) On August 14, 1996, the Company filed a report on Form 8-K with the Commission in connection with the First Amendment to Rights Agreement which amended a Rights Agreement dated as of December 20, 1994.


(c)      Exhibit Number                  Description
         3.1                             Restated Certificate of Incorporation of Registrant. (2)
         3.2                             Bylaws of Registrant. (2)
         4.1                             Reference is made to Exhibits 3.1 and 3.2.
         4.2                             Specimen Stock Certificate. (2)
         10.1                            Form of Indemnity Agreement entered into by the Registrant and each of its officers and directors. (1)
         10.2                            1982 Incentive Stock Option Plan, as amended and related grant forms. (1)
         10.3                            1982 Supplemental Stock Option Plan, as amended and related grant forms. (1)
         10.4                            1986 Incentive Stock Option Plan, as amended and related grant forms. (1)
         10.5                            1986 Supplemental Stock Option Plan, as amended and related grant forms. (1)
         10.6                            Form of Employee Stock Purchase Plan. (1)
         10.7                            Form of Employee Stock Purchase Plan Offering. (1)
         10.8                            Non-Employee Director's Stock Option Plan. (2)

         10.9                            Form of Non-Employee Director's Stock Option. (1)
         10.10                           Lease Agreement between the Registrant and Jeff Yassai. (2)
         10.11                           Lease Agreement between the Registrant and JFC Growth Fund, Ltd. (2)
         10.12                           Transfer Agreement between the Registrant and Peter V. Wright, dated October 31, 1990. (1)
         10.13                           Agreement regarding payment due under the October 31, 1990, Transfer
                                         Agreement between the Registrant and Peter V. Wright, dated March 30, 1994. (1)
         10.14                           Letter Agreement by and between the Registrant and Comerica Bank - Texas, dated January 1,
                                          1994. (1)
         10.15                           Promissory Note between the Registrant and Comerica Bank - Texas, dated December 1, 1994.
                                         (3)
         10.16                           Promissory Note between the Registrant and Comerica Bank - Texas, dated March 1, 1995. (4)
         10.17                           Master Lease Agreement between Registrant and Banc One Leasing Corporation, dated November
                                          3, 1995. (5)
         10.18                           Form of Restrictive Stock Bonus Agreement to be entered November 30, 1995. (6)
         10.19                           Loan Letter Agreement and Promissory Note between the Registrant and Bank One, Texas, N.A. dated March 8, 1996. (7)
         10.20                           Promissory Note between the Company and Gary A. Andersen dated
                                          March 28, 1996.  (7)
         10.21                           Change of Control Agreement between the Company and
                                          Mr. Andersen and Mr. Densmore dated December 18, 1995. (7)
         10.22                           Separation and Consulting Agreement between the Company and Mr. Andersen. (8)
         11.1                            Computation of net income per share. (8)
         23.1                            Consent of Deloitte & Touche LLP, Independent Auditors. (8)
         24.1                            Power of Attorney.  See page 23

         (1) Previously filed as an exhibit to the Registration Statement on Form S-1, as amended (Registration No. 33-78040) and incorporated herein by reference.

         (2) Previously filed as an exhibit to the Annual Report on Form 10-K for the year ended August 31, 1994, and incorporated herein by reference.

         (3) Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended November 30, 1994, and incorporated herein by reference.

         (4) Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended February 28, 1995, and incorporated herein by reference.

         (5) Previously filed as an exhibit to the Annual Report on Form 10-K for the year ended August 31, 1995, and incorporated herein by reference.

         (6) Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended November 30, 1995, and incorporated herein by reference.

         (7) Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended February 29, 1996, and incorporated herein by reference.

         (8) Filed as an exhibit to this Annual Report on Form 10-K.


     Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the Registrant pursuant to the foregoing provisions, or otherwise, the Registrant has been advised that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the Registrant of expenses incurred or paid by a director, officer or controlling person of the Registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the Registrant will, unless in the opinion of its counsel, the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 21st day of November, 1996.


                                           RF MONOLITHICS, INC.

                                      By:  /s/  SAM L. DENSMORE
                                           --------------------
                                           Sam L. Densmore
                                           President and Chief Executive Officer

                               POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears on the following page constitutes and appoints Cooley Godward LLP his attorneys-in-fact for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that the said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 21st day of November, 1996.


/s/   SAM L. DENSMORE                        /s/  FRANCIS J. HUGHES, JR.
---------------------                        ---------------------------
Sam L. Densmore                              Francis J. Hughes, Jr.
CEO, President & Director                    Director



/s/   DEAN C. CAMPBELL                       /s/  CORNELIUS C. BOND, JR.
----------------------                       ---------------------------
Dean C. Campbell                             Cornelius C. Bond, Jr.
Director                                     Director

RF MONOLITHICS, INC.

INDEX TO FINANCIAL STATEMENTS -
ITEM 8 OF FORM 10-K
----------------------------------------------------------------------------
                                                                        PAGE
INDEPENDENT AUDITORS' REPORT                                             F-2

FINANCIAL STATEMENTS AND NOTES:

   BALANCE SHEETS AS OF AUGUST 31, 1996 AND 1995                         F-3

   STATEMENTS OF INCOME FOR THE YEARS ENDED AUGUST 31, 1996,
        1995 AND 1994                                                    F-4

   STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED
      AUGUST 31, 1996, 1995 AND 1994                                     F-5

   STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
      AUGUST 31, 1996, 1995 AND 1994                                     F-6

   NOTES TO FINANCIAL STATEMENTS                                         F-7

 INDEPENDENT AUDITORS' REPORT

 To the Board of Directors and Stockholders of RF Monolithics, Inc.;

 We have audited the accompanying balance sheets of RF Monolithics, Inc. as of August 31, 1996 and 1995, and the related statements of income, stockholders' equity, and cash flows for each of the three years in the period ended August 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

 We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

 In our opinion, such financial statements present fairly, in all material respects, the financial position of RF Monolithics, Inc. as of August 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 1996, in conformity with generally accepted accounting principles.


/s/Deloitte & Touche LLP


 Dallas, Texas

 October 23, 1996

RF MONOLITHICS, INC.

BALANCE SHEETS
AUGUST 31, 1996 AND 1995
(In Thousands)

----------------------------------------------------------------------------------------------------------

ASSETS                                                                                1996          1995

CURRENT ASSETS:
 Cash and cash equivalents (Note 1)                                               $  1,029      $    433
   Short-term investments  (Note 1)                                                  5,031         4,653
   Trade receivables, less allowance of $283 and $175 in 1996 and 1995,
      respectively (Note 5)                                                          6,703         6,195
   Inventories (Notes 2 and 5)                                                       3,935         4,708
   Prepaid expenses and other                                                          536           477
   Deferred income tax benefits (Note 9)                                               675           549
                                                                                  --------      --------

           Total current assets                                                     17,909        17,015

PROPERTY AND EQUIPMENT - Net (Notes 3 and 5)                                        10,321        10,743

DEFERRED INCOME TAX BENEFITS (Note 9)                                                1,614         2,031

OTHER ASSETS - Net (Note 4)                                                            727           756
                                                                                  --------      --------

TOTAL                                                                             $ 30,571      $ 30,545
                                                                                  ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Notes payable - current portion (Note 5)                                       $  1,500      $  1,911
   Capital lease obligations - current portion (Note 6)                                329           297
   Accounts payable - trade                                                          1,033         2,616
   Accounts payable - construction and equipment                                       142           773
   Accrued expenses and other liabilities                                            1,950         1,747
   Income taxes payable (Note 9)                                                        54            29
   Dividends payable on preferred stock (Note 7)                                        22            26
                                                                                  --------      --------

           Total current liabilities                                                 5,030         7,399

LONG-TERM DEBT - Less current portion:
   Notes payable (Note 5)                                                            1,505         1,630
   Capital lease obligations (Note 6)                                                  908         1,224
                                                                                  --------      --------

           Total long-term debt                                                      2,413         2,854

COMMITMENTS AND CONTINGENCIES (Notes 6 and 11)

STOCKHOLDERS' EQUITY (Notes 5 and 7):
   Common stock:   $.001 par value, 20,000 shares authorized;
      5,314 and 5,024 shares issued and outstanding in 1996
     and 1995, respectively                                                              5             5
   Additional paid-in capital                                                       24,547        23,368
   Accumulated deficit                                                              (1,214)       (3,103)
   Unearned compensation                                                              (210)          -
   Unrealized gain on short-term investments (Note 1)                                  -              22
                                                                                  --------      --------

           Total stockholders' equity                                               23,128        20,292
                                                                                  --------      --------

TOTAL                                                                             $ 30,571      $ 30,545
                                                                                  ========      ========

See notes to financial statements.

RF MONOLITHICS, INC.

STATEMENTS OF INCOME
YEARS ENDED AUGUST 31, 1996, 1995 AND 1994
(In Thousands, Except Per-Share Amounts)

-------------------------------------------------------------------------------------------
                                                         1996          1995         1994
SALES (Note 8)                                        $35,718       $32,141      $24,787

COST OF SALES                                          22,336        20,253       15,372
                                                      -------       -------      -------

GROSS PROFIT                                           13,382        11,888        9,415


OPERATING EXPENSES:
   Research and development                             3,366         3,148        1,381
   Sales and marketing                                  4,391         4,300        3,517
   General and administrative                           2,747         2,266        2,104
                                                      -------       -------      -------

           Total                                       10,504         9,714        7,002
                                                      -------       -------      -------

INCOME FROM OPERATIONS                                  2,878         2,174        2,413

OTHER INCOME (EXPENSE):
   Interest income                                        337           302           65
   Interest expense                                      (488)         (184)        (161)
   Other                                                   44            79          (43)
                                                      -------       -------      -------

           Total                                         (107)          197         (139)
                                                      -------       -------      -------

INCOME BEFORE INCOME TAXES                              2,771         2,371        2,274

INCOME TAX EXPENSE (Note 9):
   Current and deferred                                   882           851          867
   Change in deferred tax valuation allowance             -             -           (854)
                                                      -------       -------      -------

           Total                                          882           851           13
                                                      -------       -------      -------

NET INCOME                                            $ 1,889       $ 1,520      $ 2,261
                                                      =======       =======      =======

EARNINGS PER SHARE (Pro forma in 1994)                $   .35       $   .29      $   .59
                                                      =======       =======      =======

WEIGHTED AVERAGE COMMON AND COMMON
   EQUIVALENT SHARES OUTSTANDING
   (Pro forma in 1994)                                  5,429         5,325        3,830
                                                      =======       =======      =======

See notes to financial statements.

RF MONOLITHICS, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED AUGUST 31, 1996, 1995 AND 1994
(In Thousands)

------------------------------------------------------------------------------------------------------------------------------------
                                    Convertible   Common Stock    Additional                            Unrealized  Treasury
                                     Preferred   ---------------   Paid-In    Accumulated  Unearned      Gain on     Common
                                      Stock      Shares   Amount    Capital     Deficit   Compensation Investments   Stock   Total
BALANCE, SEPTEMBER 1, 1993             $786        743      $1      $15,208     $(6,884)   $    -          $ -       $(57)  $9,054

  Retirement of treasury stock          -         (33)      -          (57)         -          -            -         57      -

  Common stock options exercised
    (Note 7)                            -          26       -           71          -          -            -          -        71

  Net proceeds from initial public
    offering (Note 7)                   -       1,600       2        8,534          -          -            -          -     8,536

  Cash dividend on convertible
    preferred stock (Note 7)            -         -         -       (1,452)         -          -            -          -    (1,452)

  Conversion of preferred stock
    (Note 7)                          (786)     2,620       2          784          -          -            -          -      -

  Net income                            -         -         -           -        2,261         -            -          -     2,261
                                      ----       ----      --      -------     -------     -----          ---       ----   -------

BALANCE, AUGUST 31, 1994                -       4,956       5       23,088      (4,623)        -            -          -    18,470

  Common stock options exercised,
    including tax benefit (Note 9)      -          68       -          280          -          -            -          -       280

  Unrealized gain on investments
    (Note 1)                            -         -         -           -           -          -           22          -        22

  Net income                            -         -         -           -        1,520         -            -          -     1,520
                                      ----       ----      --      -------     -------     -----          ---       ----   -------

BALANCE, AUGUST 31, 1995                -       5,024       5       23,368      (3,103)        -           22          -    20,292

  Common stock granted to employees
    (Note 7)                            -          51       -          362          -       (362)           -          -      -

  Forfeiture of common stock grants
    (Note 7)                            -         (17)      -         (119)         -        119            -          -      -

  Amortization of unearned
    compensation (Note 7)               -         -         -           -           -         33            -          -        33

  Issuance of common stock under
    the Purchase Plan (Note 7)          -          24       -          137          -          -            -          -       137

  Common stock options exercised,
    including tax benefit (Note 9)      -         232       -          799          -          -            -          -       799

  Change in unrealized gain on
    investments (Note 1)                -         -         -           -           -          -          (22)         -       (22)

  Net income                            -         -         -           -        1,889         -            -          -     1,889
                                      ----       ----      --      -------     -------     -----          ---       ----   -------

BALANCE, AUGUST 31, 1996              $ -       5,314      $5      $24,547     $(1,214)    $(210)         $ -       $  -   $23,128
                                      ====      =====      ==      =======     =======     =====          ===       ====   =======


See notes to financial statements.

RF MONOLITHICS, INC.

STATEMENTS OF CASH FLOWS
YEARS ENDED AUGUST 31, 1996, 1995 AND 1994
(In Thousands)

------------------------------------------------------------------------------------------------
                                                                 1996        1995        1994
OPERATING ACTIVITIES:
   Net income                                                  $ 1,889     $ 1,520     $ 2,261
   Noncash items included in net income:
      Deferred taxes and valuation allowance                       291         585        (159)
      Depreciation and amortization                              2,532       1,576       1,028
      Provision for doubtful accounts                              257          75          56
      Loss on sale of assets                                        31         -           -
      Other                                                         33         (10)          7
   Cash from (used in) operating working capital:
      Trade receivables                                           (765)     (1,396)     (2,299)
      Inventories                                                  773      (2,720)       (519)
      Prepaid expenses and other                                   (59)       (295)        (67)
      Accounts payable                                          (2,214)      1,281         494
      Accrued expenses and other liabilities                       203         145         827
      Income taxes payable                                          25         (55)         53
                                                               -------     -------     -------

           Net cash from operations                              2,996         706       1,682
                                                               -------     -------     -------

INVESTING ACTIVITIES:
   Increase in short-term investments                           (5,031)     (4,640)     (4,907)
   Decrease in short-term investments                            4,631       4,916         552
   Acquisition of property and equipment                        (2,114)     (4,439)     (2,576)
   Proceeds from sale of assets                                     33         -           -
   Increase in other assets                                        (13)        (92)       (184)
                                                               -------     -------     -------

           Net cash used in investing activities                (2,494)     (4,255)     (7,115)
                                                               -------     -------     -------

FINANCING ACTIVITIES:
   Borrowings on notes payable                                   2,385       3,558       1,947
   Repayments of notes payable                                  (2,921)        (17)     (4,480)
   Repayments of capital lease obligations                        (302)       (346)       (170)
   Common stock issued for options exercised                       799         280          71
   Common stock issued under the Purchase Plan                     137         -           -
   Net proceeds from initial public offering                       -           -         8,536
   Accrual (payment) of costs of initial public offering           -          (674)        674
   Dividends paid on preferred stock                                (4)       (467)       (959)
                                                               -------     -------     -------

           Net cash from financing activities                       94       2,334       5,619
                                                               -------     -------     -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   596      (1,215)        186

CASH AND CASH EQUIVALENTS:
   Beginning of year                                               433       1,648       1,462
                                                               -------     -------     -------
   End of year                                                 $ 1,029     $   433     $ 1,648
                                                               =======     =======     =======

SUPPLEMENTAL INFORMATION:
   Interest paid                                               $   507     $   184     $   192
                                                               =======     =======     =======

   Income taxes paid                                           $   132     $   173     $    79
                                                               =======     =======     =======

   Noncash investing and financing activities:
      Property and equipment acquisitions by debt              $    18     $ 1,563     $ 1,115
                                                               =======     =======     =======

      Dividends payable                                        $    22     $    26     $   493
                                                               =======     =======     =======

   Total cash and noncash property and equipment additions     $ 2,132     $ 6,002     $ 3,691
                                                               =======     =======     =======

See notes to financial statements.

RF MONOLITHICS, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED AUGUST 31, 1996, 1995 AND 1994
--------------------------------------------------------------------------------

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   BUSINESS - RF Monolithics, Inc. (the Company) designs, develops, manufactures and markets a broad range of radio frequency (RF) component and module products in four areas: low-power components, low-power Virtual Wire radio systems, frequency control modules and filters. The Company's products, which are based on surface acoustic wave (SAW) technology, address the growing requirements in the electronics markets for miniaturization, reduced power consumption, increased precision, and greater reliability and durability. These products are incorporated into application designs in five primary markets: automotive, computer, industrial, consumer and telecommunications, and are sold primarily in North America, Europe and Asia.

   BASIS OF PRESENTATION - In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and revenues and expenses for the period. Actual results could differ significantly from those estimates.

   SALES are recognized when products are shipped.

   CASH EQUIVALENTS represent liquid investments with maturities at the date of acquisition of three months or less.

   SHORT-TERM INVESTMENTS represent primarily government and corporate obligations with original maturities at the date of acquisition of three or more months which are classified as available-for-sale and are stated at fair value. At August 31, 1996, the original investment cost approximated fair value. At August 31, 1995, the original investment cost was $4,618,000, resulting in an unrealized gain of $35,000 ($22,000 net of taxes).

   INVENTORIES are stated at the lower of cost (first-in, first-out method) or market.

   PROPERTY AND EQUIPMENT are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the following estimated useful lives: machinery and equipment, three to seven years or the related capital lease term if shorter; capitalized SMT facility start-up costs, five years; leasehold improvements, three to eight years not exceeding the lease term; and office furniture, five years.

   OTHER ASSETS include legal costs of obtaining patents. These costs are amortized over the lives of the respective patents.

   FINANCIAL INSTRUMENTS consist of cash, short-term investments, receivables, payables and debt, the carrying value of which are a reasonable estimate of their fair values due to their short maturities or variable interest rates.

   RESEARCH AND DEVELOPMENT COSTS are expensed as incurred. These costs do not include nonrecurring engineering costs related to contract technology development sales which are included in cost of sales.

   DEFERRED INCOME TAXES are provided under the asset and liability method for temporary differences in recognition of income and expense for tax and financial reporting purposes.

   EARNINGS PER SHARE are computed based on the weighted average number of common shares and dilutive common equivalent shares from common stock options (using the treasury stock method) and convertible preferred stock (using the if-converted method) outstanding in the applicable periods presented. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, all common shares issued and common stock options granted by the Company at a price less than the initial public offering price during the 12 months preceding the initial public offering in fiscal 1994 have been included in the pro forma computation for fiscal 1994 of common and common equivalent shares outstanding in accordance with the treasury stock method.

   ACCOUNTING FOR STOCK-BASED COMPENSATION - In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards
   (SFAS) No. 123, "Accounting for Stock-Based Compensation," which will be effective for the Company beginning September 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock-based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share.

   RECLASSIFICATIONS have been made to certain 1994 and 1995 amounts to conform to the 1996 presentation.

2. INVENTORIES

   Inventories consist of the following (in thousands):

                                               1996        1995
        Raw materials and supplies            $1,904      $2,125
        Work in process                          763       1,220
        Finished goods                         1,268       1,363
                                              ------      ------
        Total                                 $3,935      $4,708
                                              ======      ======

3.  PROPERTY AND EQUIPMENT

   Property and equipment consist of the following (in thousands):

                                                  1996       1995

        Machinery and equipment                 $14,646    $12,032
        Equipment under capital leases (Note 6)   1,792      1,779
        Construction in progress                    126      1,648
        Leasehold improvements                    2,221      1,411
        Capitalized SMT facility start-up costs     579        579
        Office furniture                            202        152
                                                -------    -------
        Total                                    19,556     17,601

        Less accumulated depreciation and
          amortization (including $473
          and $195 in 1996 and 1995,
          respectively, for capital leases)       9,245      6,858
                                                -------    -------
        Property and equipment - net            $10,321    $10,743
                                                =======    =======


   Capitalized start-up costs are related to the construction and start-up activities for the surface mount technology (SMT) production line, the Company's first new technology production facility built since the original facility. Amortization of these costs began in 1995. Construction in progress includes equipment and other assets not yet placed in service primarily related to increasing the capacity of the manufacturing facilities.

4. OTHER ASSETS

   Other assets consist of the following (in thousands):

                                                        1996    1995

        Patents, less accumulated amortization of
           $152 and $110 in 1996 and 1995,
           respectively                                 $ 427   $ 269
        Patent deposits                                   276     448
        Other                                              24      39
                                                        -----   -----
        Total                                           $ 727   $ 756
                                                        =====   =====


5.  NOTES PAYABLE

   Notes payable at August 31, 1996 and 1995, consist of the following (in thousands):

                                                           1996       1995


        Note payable under $5,000 revolving
        line-of-credit facility which expires
        December 31, 1997, bearing interest at
        the bank's prime floating rate or LIBOR
        (7.56% at August 31, 1996), subject to
        certain covenents generally related to
        working capital, shareholder's equity
        and earnings and collateralized by all
        account receivable, inventory and
        equipment purchased on or subsequent
        to March 1, 1996 (net book value of $1,016
        at August 31, 1996), excluding leased
        equipment                                         $ 1,000    $ 1,500

        Note payable under $2,500 equipment term
        loan facility payable in equal monthly
        installments, maturing five years from the
        date of each advance, bearing interest at
        the bank's prime floating rate or LIBOR
        (8.75% to 8.90% at August 31, 1996), subject
        to certain covenants generally related to
        working capital, shareholder's equity and
        earnings and collateralized by certain
        equipment (net book value of $7,816 at
        August 31, 1996)                                    2,005      2,041
                                                          -------    -------
        Total                                               3,005      3,541

        Less current portion                                1,500      1,911
                                                          -------    -------
        Long-term portion                                 $ 1,505    $ 1,630
                                                          =======    =======

        Long-term debt matures as follows: $500 in 1998, $500 in 1999, $483 in 2000 and $22 in 2001.

        At August 31, 1996, the available unused balance under the revolving line-of-credit facility is $4,000.

6. LEASES AND OTHER COMMITMENTS

   The Company has entered into noncancelable capital and operating lease agreements for its manufacturing facility and certain equipment. Rent expense under the operating leases in 1996, 1995 and 1994 was $486,000, $294,000 and $287,000, respectively. Minimum future rental commitments under the capital and operating leases at August 31, 1996, are as follows (in thousands):

                                                Capital
                                                 Lease       Operating
                                              Obligations      Leases

        Fiscal year ending August 31:
           1997                                 $   414      $   587
           1998                                     377          587
           1999                                     355          421
           2000                                     277          386
           2001                                       -          386
           Thereafter                                 -          729
                                                -------      -------
        Total minimum payments                    1,423      $ 3,096
                                                             =======
        Less amounts representing interest          186
                                                -------
        Total present value of net minimun
          lease payments at August 31, 1996       1,237

        Less current portion                        329
                                                -------
        Long-term portion                       $   908
                                                =======

   The Company has a $1,500,000 equipment lease facility with a bank which was fully utilized at August 31, 1996. Borrowings under this facility, which are presented as capital lease obligations, are due in monthly installments over a five-year period from the date of each advance.

   The Company also has a $3,500,000 equipment lease facility with a bank which was to be advanced in stages prior to October 18, 1996. At August 31, 1996, the Company had utilized $687,308 of the equipment lease facility. Lease obligations under this facility, which are presented as operating lease obligations and are reflected in the table above, are due in monthly installments over a four-year period from the date of each advance. No additional advances were made under this facility prior to October 18, 1996. The Company is currently negotiating an extension of this lease facility.

   CONSULTING AGREEMENT - In August 1996, the Company entered into a contract for future consulting services and noncompete agreement with a former officer of the Company. Pursuant to the agreement, the Company will pay the former officer $13,000 per month until February 28, 1998, unless terminated earlier by the former officer. The former officer has agreed not to compete with the Company for a period ending one year after the termination of the consulting agreement.

7. CAPITAL STOCK

   In conjunction with the initial public offering (IPO), 1,600,000 shares of common stock were issued in August 1994, resulting in net proceeds to the Company of $8,536,000 after deduction of the related IPO costs incurred, including $674,000 accrued at August 31, 1994. Also, in connection with the IPO, all series of preferred stocks were converted into 2,620,066 shares of common stock, and the Company declared dividends of $1,452,000 ($3.81 per share) on all Series A Preferred Stock. Preferred stock of 5,000,000 shares with $.001 par value is authorized; none was issued at August 31, 1996 and 1995. Rights, preferences and other terms of the preferred stock will be determined by the Board of Directors at the time of issuance.

   STOCK OPTIONS - Under terms of the 1982 Stock Option Plan (1982 Plan), nonqualified and incentive options to purchase common stock may be granted to key employees at the discretion of the board of directors and subject to certain restrictions. Only incentive stock options have been granted under this plan. Generally, one forty-eighth of the shares optioned become exercisable each month beginning at the date of grant. The options expire ten years after the date of grant. At August 31, 1996, there are 312,499 options outstanding and 145,037 options available for grant under this plan. A summary of the activity for the 1982 Plan follows:

                                                            Exercise
                                                Shares        Price
        Granted:
          1994                                  62,499    $4.50-$6.00
          1995                                       -         -
          1996                                 327,000     6.25- 8.50

        Exercised:
          1994                                       -         -
          1995                                 (10,714)          6.00
          1996                                 (31,750)          6.25

        Expired:
          1994                                       -         -
          1995                                 (14,286)          6.00
          1996                                 (20,250)    6.25- 8.50
                                               -------
        Options outstanding at
          August 31, 1996                      312,499     4.50- 8.50
                                               =======
        Exercisable at August 31, 1996          62,810    $4.50-$8.50
                                               =======


   In October 1996, the Company granted, to certain employees, incentive options to purchase 75,000 shares of the Company's common stock at an exercise price of $8.125 per share.

   Under terms of the 1986 Stock Option Plan (1986 Plan), nonqualified options to purchase common stock may be granted to key employees and consultants at the discretion of the board of directors, subject to certain restrictions. Generally, one forty-eighth of the shares optioned become exercisable each month beginning at the date of grant. The options expire ten years after the date of grant. At

   August 31, 1996, there are 346,088 options outstanding and 17,839 options available for grant under this plan. A summary of the activity for the 1986 Plan is as follows:

                                                                 Exercise
                                                       Shares     Price

        Options outstanding at September 1, 1993      469,057   $ .60-$ 1.50
        Granted:
          1994                                        175,858    1.50-  9.00
          1995                                          7,333           7.25
          1996                                              -        -
        Exercised:
          1994                                        (25,541)    .60-  4.50
          1995                                        (57,166)    .60-  7.25
          1996                                       (200,243)    .60-  6.00
        Expired:
          1994                                         (2,241)    .60-  4.50
          1995                                        (11,922)    .60-  9.00
          1996                                         (9,047)    .60-  7.25
                                                     --------
        Options outstanding at August 31, 1996        346,088     .60-  7.50
                                                     ========
        Exercisable at August 31, 1996                285,622   $ .60-$10.875
                                                     ========



   Under the terms of the Non-Employee Director Stock Option Plan (Director
   Plan), options to purchase common stock may be granted to each non-employee director every January 1. One-fourth of the shares optioned become exercisable on the first anniversary of the date of grant and one forty-eighth of the shares optioned become exercisable each month thereafter, with all options fully exercisable four years after the date of grant. The options expire ten years after the date of grant. At August 31, 1996, there are 64,500 options outstanding and 110,500 options available for grants. A summary of the activity for the Director Plan is as follows:

                                                                  Exercise
                                                     Shares        Price
        Granted:
          1994                                       37,500      $      6.50
          1995                                       13,500            10.875
          1996                                       13,500             6.00
                                                     ------
        Options outstanding at August 31, 1996       64,500      6.00- 10.875
                                                     ======
        Exercisable at August 31, 1996               24,875     $6.50-$10.875

   Options under the above plans are granted at prices equal to or greater than the estimated fair value of the common stock at grant dates as determined by the board of directors.

   EMPLOYEE STOCK PURCHASE PLAN - In 1994, the Company adopted an employee stock purchase plan (Purchase Plan). In connection with the adoption of the Purchase Plan, the Company reserved 175,000 shares of its common stock.
   Under terms of the Purchase Plan, rights to purchase common stock may be granted to eligible employees at the discretion of the board of directors, subject to certain restrictions. The Purchase Plan enables eligible employees of the Company to purchase shares of common stock at not less than 85% of the fair market value of the common stock at the determination date through payroll withholding.

   In November 1995, the Company initiated its first offering under the Purchase Plan. In connection with the offering, the board of directors approved of purchase dates on June 30, 1996, December 31, 1996, June 30, 1997, and December 31, 1997. At June 30, 1996, 24,310 shares were purchased by employees under the Purchase Plan for aggregate proceeds of $136,896.

   Common shares reserved at August 31, 1996, for possible future conversion or issuance are as follows:

        Options granted:
          1982 Plan                                     312,499
          1986 Plan                                     346,088
          Director Plan                                  64,500
                                                      ---------
            Total shares contingently issuable          723,087

        Options and purchase rights available for grants:
          1982 Plan                                     145,037
          1986 Plan                                      17,839
          Director Plan                                 110,500
          Purchase Plan                                 150,690
                                                      ---------
            Total                                       424,066
                                                      ---------
        Total common shares reserved                  1,147,153
                                                      =========


   COMMON STOCK GRANTS - In January 1995, the Company granted 51,700 shares of its common stock to key employees of the Company. Based on a share price of $7.00 per share at the measurement date, the Company recorded unearned compensation of $361,900. One-fourth of the shares granted become exercisable on November 27, 1996, November 27, 1997, November 27, 1998, and November 27, 1999, respectively. During 1996, certain employees who were granted 17,000 shares terminated their employment with the Company. All shares granted to these employees were reacquired and retired. In 1996, compensation expense related to remaining common stock grants was approximately $33,000.

   STOCKHOLDER RIGHTS PLAN - In December 1994, the Company adopted a stockholder rights plan. In connection with the adoption of such plan, the Company reserved 250,000 shares of its Series A Junior Participating Preferred Stock, $.001 par value, and declared a dividend of one preferred share purchase right (a Right) for each outstanding share of common stock, par value $.001 per share (the Common Shares), of the Company. The dividend of 4,965,847 Rights was issued to the stockholders of record on January 16, 1995. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $.001 per share (the Preferred Share), at a price of $74.40 per one one-hundredth of a Preferred Share, subject to adjustment. The Rights become exercisable on the earlier of the tenth day after the public announcement of acquisition by a person or group of persons, not including an exempt person as defined by the stockholder rights plan, of 15% or more of the Company's common shares outstanding or the tenth business day after the date of first public announcement of the intention of a person or group of persons to commence a tender or exchange offer to acquire 15% or more of the Company's common shares outstanding. The Rights may be redeemed by the Company at a redemption price of $.01 per Right in accordance with the Rights plan, and the Rights expire on December 20, 2004.

8. SIGNIFICANT CUSTOMER AND EXPORT SALES

   Sales to a significant customer and export sales to foreign markets as a percent of the Company's total revenues are as follows:

                                               1996    1995    1994
        Significant customer                    10%     19%     28%
        Foreign markets (Primarily Europe
          and Asia)                             50%     47%     52%

9. INCOME TAXES

   The tax effects of significant items comprising the Company's net deferred income tax benefits as of August 31, 1996 and 1995, are as follows (in thousands):

                                                 1996      1995
        Accruals and valuation allowances
          not currently deductible              $  567    $  504
        Inventory costs capitalized for
          tax purposes                             107       106
        Unrealized gain on short-term
          investments                                -       (13)
        Other                                        1       (48)
                                                ------    ------
        Total current                              675       549

        Book over tax (tax over book)
          depreciation                             (83)       15
        Tax net operating loss (NOL)
          and tax credit carryforwards           1,697     2,016
                                                ------    ------
        Total noncurrent                         1,614     2,031
                                                ------    ------
        Total deferred income tax benefit       $2,289    $2,580
                                                ======    ======

   Management believes that no valuation allowance against the deferred tax benefits is necessary at August 31, 1996 or 1995.

   The resulting income tax expense is shown below (in thousands):

                                                1996    1995    1994
        Current - federal                       $484    $198    $ 89
        Current - state                          107      81      83
        Deferred                                 291     572     695
                                                ----    ----    ----
        Total current and deferred               882     851     867

        Change in deferred tax valuation
          allowance                                -       -    (854)
                                                ----    ----    ----
                                                $882    $851    $ 13
                                                ====    ====    ====

   A reconciliation between income taxes computed at the federal statutory rate and income tax expense is shown below (in thousands):

                                                 1996    1995    1994

        Income taxes computed at federal
          statutory rate                        $  942  $  806  $  773
        State income tax expense - net
          of federal income tax benefit             71      53      55
        Research and development tax credit       (116)      -       -
        Expiration of investment and research
          and development tax credits               30       -       -
        Expenses not deductible for tax purposes    14      15       3
        Change in deferred tax valuation
          allowance                                  -       -    (854)
        Other                                      (59)    (23)     36
                                                ------  ------  ------
        Total income tax expense                $  882  $  851  $   13
                                                ======  ======  ======

   As of August 31, 1996, the following income tax carryforwards are available to reduce future federal income tax liabilities (in thousands):

                                                         Period
                                                Amount  Expiring

        NOL tax benefits                        $  823  2000-2005
        Investment tax credits                      71  1997-1998
        Research and development tax credits       639  1997-2011
        Alternative minimum federal income
          tax benefits                             164  No expiration
                                                ------
                                                $1,697
                                                ======

10. EMPLOYEE BENEFIT PLAN

   The Company has a profit sharing plan under Section 401(k) of the Internal Revenue Code, which covers substantially all employees. The Company may match employee contributions at a rate determined by the board of directors. No matching contributions were made in 1996, 1995 or 1994.

11. LITIGATION

   In June 1996, the Company was served with a complaint filed by a certain customer. The complaint alleges breach of contract in that the Company failed to timely fulfill certain purchase orders issued in 1995. The complaint seeks damages of $900,000 based primarily on a claim of lost profits. The Company has since filed a countersuit against the customer alleging breach of contract and seeking repayment for goods delivered and attorney fees related to this litigation. Management believes that the outcome of this matter will not materially affect the financial position, results of operations or cash flows of the Company.

12. QUARTERLY INFORMATION (UNAUDITED)

   Selected unaudited quarterly financial data is as follows (in thousands, except per-share amounts).

                                     Fiscal 1995 Quarter Ended            Fiscal 1996 Quarter Ended
                                  --------------------------------     ------------------------------------
                                  Nov.30  Feb.28   May 31   Aug.31     Nov.30   Feb.29    May 31    Aug.31
   Sales                          $7,816  $7,762   $8,268   $8,295     $8,418   $8,237    $9,029    $10,034

   Cost of sales                   4,697   4,624    5,438    5,494      5,478    5,209     5,625      6,024
                                  ------  ------   ------   ------     ------   ------    ------    -------
   Gross profit                    3,119   3,138    2,830    2,801      2,940    3,028     3,404      4,010

   Operating expenses:
     Research and development        727     796      863      762        764      727       896        979
     Sales and marketing             999   1,102    1,053    1,146      1,031    1,039     1,078      1,243
     General and administrative      493     586      600      587        636      723       687        701
                                  ------  ------   ------   ------     ------   ------    ------     ------
        Total                      2,219   2,484    2,516    2,495      2,431    2,489     2,661      2,923
                                  ------  ------   ------   ------     ------   ------    ------     ------
   Income from operations            900     654      314      306        509      539       743      1,087
   Other income (expense), net        56      61       60       20        (43)     (24)       73       (113)
                                  ------  ------   ------   ------     ------   ------    ------     ------
   Income before income taxes        956     715      374      326        466      515       816        974

   Income tax expense                382     286      110       73        187      206       211        278
                                  ------  ------   ------   ------     ------   ------    ------     ------
   Net income                     $  574  $  429   $  264   $  253     $  279   $  309    $  605     $  696
                                  ======  ======   ======   ======     ======   ======    ======     ======
   Earnings per share             $  .11  $  .08   $  .05   $  .05     $  .05   $  .06    $  .11     $  .13
                                  ======  ======   ======   ======     ======   ======    ======     ======
   Weighted average common and
     common equivalent shares
     outstanding                   5,317   5,333    5,329    5,322      5,348    5,398     5,461      5,504
                                  ======  ======   ======   ======     ======   ======    ======     ======


                                     ******