Form 10-Q
period 1996-11-30
RF MONOLITHICS INC /DE/
filed 1997-01-14
CIK 922204

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                      ----------------------------------

                                   FORM 10-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934


                For the Quarterly Period Ended November 30, 1996


                          Commission File No. 0-24414


                              RF MONOLITHICS, INC.

             (Exact name of registrant as specified in its charter)

                      ----------------------------------

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

                    [X] YES                        [ ]  NO

AS OF DECEMBER 31, 1996, 5,341,164 SHARES OF THE REGISTRANT'S COMMON STOCK, $.001 PAR VALUE, WERE OUTSTANDING.

                              RF MONOLITHICS, INC.

                                   FORM 10-Q

                        QUARTER ENDED NOVEMBER 30, 1996

                               TABLE OF CONTENTS

   Item
  Number                                                                    Page
  ------                                                                    ----

                   PART I.   CONDENSED FINANCIAL INFORMATION

     1.   Condensed Financial Statements:
                Condensed Balance Sheets
                   November 30, 1996 (Unaudited), and August 31, 1996         1

                Condensed Statements of Income - Unaudited
                   Three Months Ended November 30, 1996 and 1995              2

                Condensed Statements of Cash Flows - Unaudited
                   Three Months Ended November 30, 1996 and 1995              3

                Notes to Condensed Financial Statements                       4

     2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                              6

                          PART II.   OTHER INFORMATION

     1.    Legal Proceedings                                                 11

     2.    Changes in Securities                                             11

     3.    Defaults Upon Senior Securities                                   11

     4.    Submission of Matters to a Vote of Security Holders               11

     5.    Other Information                                                 11

     6.    Exhibits and Reports on Form 8-K                                  11

                                   SIGNATURES

                    PART I.  CONDENSED FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS
(In Thousands)
--------------------------------------------------------------------------------

                                                                             November 30,          August 31,
ASSETS                                                                           1996                 1996
                                                                              (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                                      $ 2,282             $ 1,029
   Short-term investments                                                           5,048               5,031
   Trade receivables - net                                                          6,855               6,703
   Inventories                                                                      3,877               3,935
   Prepaid expenses and other                                                         578                 536
   Deferred income tax benefits                                                       668                 675
                                                                                  -------             -------

                 Total current assets                                              19,308              17,909

PROPERTY AND EQUIPMENT - Net                                                       11,207              10,321

DEFERRED INCOME TAX BENEFITS                                                        1,303               1,614

OTHER ASSETS - Net                                                                    690                 727
                                                                                  -------             -------

TOTAL                                                                             $32,508             $30,571
                                                                                  =======             =======

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt                                                1,831               1,829
   Accounts payable - trade                                                         1,899               1,033
   Accounts payable - construction and equipment                                      868                 142
   Accrued expenses and other liabilities                                           1,709               1,950
   Income taxes payable                                                                87                  54
   Dividends payable on convertible preferred stock                                    22                  22
                                                                                  -------             -------

                 Total current liabilities                                          6,416               5,030

LONG-TERM DEBT                                                                      2,208               2,413

STOCKHOLDERS' EQUITY:
   Common stock:   5,340 and 5,314 shares issued and outstanding                        5                   5
   Additional paid-in capital                                                      24,669              24,547
   Accumulated deficit                                                               (614)             (1,214)
   Unearned compensation                                                             (189)               (210)
   Unrealized gain on short-term investments                                           13                   0
                                                                                  -------             -------

                 Total stockholders' equity                                        23,884              23,128
                                                                                  -------             -------

TOTAL                                                                             $32,508             $30,571
                                                                                  =======             =======


See notes to condensed financial statements.

RF MONOLITHICS, INC.

CONDENSED STATEMENTS OF INCOME - UNAUDITED
(In Thousands, Except Per-Share Amounts)
--------------------------------------------------------------------------------

                                                        Three Months Ended
                                                           November 30,
                                                       ----------------------
                                                          1996          1995
SALES                                                    $10,077       $8,418

COST OF SALES                                              6,090        5,478
                                                         -------       ------

GROSS PROFIT                                               3,987        2,940

OPERATING EXPENSES:
   Research and development                                  914          764
   Sales and marketing                                     1,357        1,031
   General and administrative                                700          636
                                                         -------       ------

                 Total operating expenses                  2,971        2,431
                                                         -------       ------

INCOME FROM OPERATIONS                                     1,016          509

OTHER INCOME (EXPENSE):
   Interest income                                            65           68
   Interest expense                                          (94)         (99)
   Other expense                                             (19)         (13)
                                                         -------       ------

                 Total                                       (48)         (44)
                                                         -------       ------

INCOME BEFORE INCOME TAXES                                   968          465

INCOME TAX EXPENSE                                           368          186
                                                         -------       ------

NET INCOME                                               $   600       $  279
                                                         =======       ======

EARNINGS PER SHARE                                       $  0.11       $ 0.05
                                                         =======       ======

WEIGHTED AVERAGE COMMON AND
   COMMON EQUIVALENT SHARES
   OUTSTANDING                                             5,599        5,348
                                                         =======       ======


See notes to condensed financial statements.

RF MONOLITHICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS - UNAUDITED
(In Thousands)
--------------------------------------------------------------------------------

                                                                   Three Months Ended
                                                                       November 30,
                                                                  --------------------
                                                                    1996       1995
OPERATING ACTIVITIES:
   Net income                                                     $   600     $   279
   Noncash items included in net income:
      Deferred taxes                                                  318         115
      Depreciation and amortization                                   708         570
      Provision for doubtful accounts                                  24          11
      Other                                                            21         -
   Cash from (used in) operating working capital:
      Trade receivables                                              (176)       (386)
      Inventories                                                      58        (469)
      Prepaid expenses and other                                      (42)        (74)
      Accounts payable - trade                                        866         625
      Accrued expenses and other liabilities                         (241)        (80)
      Income taxes payable                                             33           3
                                                                  -------     -------

                 Net cash from operations                           2,169         594

INVESTING ACTIVITIES:
   Increase in short-term investments                                (899)       (998)
   Decrease in short-term investments                                 895         943
   Acquisition of property and equipment                           (1,590)     (1,800)
   Proceeds from sale of assets                                        13         -
   Decrease in other assets                                            20          14
                                                                  -------     -------

                 Net cash used in investing activities             (1,561)     (1,841)

FINANCING ACTIVITIES:
   Borrowings on notes payable                                        -         1,382
   Repayments of notes payable                                       (125)       (545)
   Repayments of capital lease obligations                            (78)        (73)
   Borrowings of accounts payable - construction and equipment        726         479
   Common stock issued for options exercised                          122          39
   Dividends paid on preferred stock                                  -            (4)
                                                                  -------     -------

                 Net cash from financing activities                   645       1,278
                                                                  -------     -------

INCREASE IN CASH AND CASH EQUIVALENTS                               1,253          31

CASH AND CASH EQUIVALENTS:
   Beginning of period                                              1,029         433
                                                                  -------     -------

   End of period                                                  $ 2,282     $   464
                                                                  =======     =======

SUPPLEMENTAL INFORMATION:
   Interest paid                                                  $    99     $   125
                                                                  =======     =======

   Income taxes paid                                              $     6     $    41
                                                                  =======     =======


See notes to condensed financial statements.

RF MONOLITHICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1. INTERIM FINANCIAL STATEMENTS

The accompanying condensed financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, that in the opinion of the management of RF Monolithics, Inc. (the "Company" or "RFM") are necessary for a fair presentation of the Company's financial position as of November 30, 1996, and the results of operations and cash flows for the three months ended November 30, 1996 and 1995. These unaudited interim condensed financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended August 31, 1996, filed with the Securities and Exchange Commission.

Operating results for the three months ended November 30, 1996, are not necessarily indicative of the results to be achieved for the full fiscal year ending August 31, 1997.

2. INVENTORIES

Inventories consist of the following (in thousands):

                                             Nov. 30,     Aug. 31,
                                               1996         1996

      Raw materials and supplies               $1,917       $1,904
      Work in process                             909          763
      Finished goods                            1,051        1,268
                                               ------       ------
      Total                                    $3,877       $3,935
                                               ======       ======


3. PROPERTY AND EQUIPMENT

Property and equipment includes construction in progress of $1,496,000 at November 30, 1996, and $126,000 at August 31, 1996, which is composed of equipment and other assets not yet placed in service primarily related to increasing the capacity of the Company's manufacturing facilities.

4. CREDIT FACILITIES

In November 1996, the Company renewed the $3.5 million equipment lease facility with a commercial bank, and extented the committment date to December 18, 1997. During December 1996, the Company leased $.4 million, leaving $3.1 million available on this lease facility at December 31, 1996.

5. CAPITAL STOCK

During the quarter ended November 30, 1996, the Company granted to employees Incentive Stock Options for 133,000 shares of the Company's common stock. The options have an exercise price ranging between $8.125 and $8.25 and were granted in accordance with the Company's 1982 Stock Option Plan.

In December 1996, the Company granted to employees Incentive Stock Options for 12,500 shares of the Company's common stock. The options have an exercise price of $9.625 and were granted in accordance with the Company's 1982 Stock Option Plan and resulted in approximately 9,000 common shares remaining available for grant under the plan at December 31, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion may be understood more fully by reference to the financial statements, notes to the financial statements, and management's discussion and analysis contained in the Company's Annual Report on Form 10-K for the year ended August 31, 1996, filed with the Securities and Exchange Commission.

GENERAL

     RFM offers products in four product areas: Low-power components, low-power Virtual Wire(R) radio systems, frequency control modules and filters. The Company sells to original equipment manufacturers in computer, automotive, telecommunications, consumer and industrial markets segments world wide.

     Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as in the section entitled "Legal Proceedings" and those discussed in the Company's Form 10-K for the year ended August 31, 1996.

RESULTS OF OPERATIONS

     The following discussion relates to the financial statements of the Company for the three months ended November 30, 1996 (current quarter), of the fiscal year ending August 31, 1997, in comparison to the three months ended November 30, 1995 (comparable quarter of the prior year). In addition, certain comparisons with the three months ended August 31, 1996 (previous quarter), are provided where management believes it is useful to the understanding of trends.

     The selected financial data for the periods presented may not be indicative of the Company's future financial condition or results of operations.

     The following table sets forth, for the three months ended November 30, (i) the percentage relationship of certain items from the Company's statements of income to sales and (ii) the percentage change in these items between the current period and the comparable period of the prior year:


                                    Percentage of             |
                                    Total Sales               |
                                ------------------------      |    Percentage Change
                                     Quarter Ended            |    From Quarter Ended
                                      November 30,            |    November 30, 1995
                                ------------------------      |    to Quarter Ended
                                  1996            1995        |    November 30, 1996
                                --------        --------      |    -----------------
                                                              |
Sales                             100 %           100 %       |             20 %
Cost of sales                      60              65         |             11
                                  ---             ---         |            ---
   Gross profit                    40              35         |             36
                                  ---             ---         |            ---
Research and development            9               9         |             20
Sales and marketing                14              12         |             32
General and administrative          7               8         |             10
                                  ---             ---         |            ---
   Total operating expenses        30              29         |             22
                                  ---             ---         |            ---
   Income from operations          10               6         |            100
Other income (expense), net         -              (1)        |              9
                                  ---             ---         |            ---
Income before income taxes         10               5         |            108
Income tax expense                  4               2         |             98
                                  ---             ---         |            ---
   Net income                       6 %             3 %       |            115 %
                                  ===             ===         |            ===


SALES

   The following table sets forth the components of the Company's sales and the percentage relationship of the components to sales by product area for the periods ended as indicated (in thousands, except percentage data):

                                                           Quarter Ended
                                         -------------------------------------------------
                                              November 30,        |      November 30,
                                                 1996             |         1995
                                         ------------------------ | ----------------------
                                           Amounts     % of Total |  Amounts    % of Total
                                         ------------------------ | ----------------------
                                                                  |
                                                                  |
Low-power components                        $ 8,209        81 %   |   $6,105        73 %
Low-power Virtual Wire radio systems            682         7     |      420         5
Frequency control modules                       575         6     |    1,597        19
Filters                                         511         5     |      283         3
Technology development sales                    100         1     |       13         0
                                            -------       ---     |   ------       ---
   Sales                                    $10,077       100 %   |   $8,418       100 %
                                            =======       ===     |   ======       ===

   Total sales increased 20% in the current quarter, compared to the comparable quarter of the prior year and were virtually the same as the previous quarter. The increase in the current quarter sales compared to the comparable quarter of the prior year was primarily attributable to an increased number of units shipped in three of the Companies four product areas. Low-power component sales in the current quarter increased

34% over the comparable quarter of the prior year and 10% over the previous quarter primarily due to increasing demand for the Company's surface mount resonator products, which for the first time exceeded shipments of older style leaded resonator products. Low-power Virtual Wire(R) radio systems sales in the current quarter increased 62% over the comparable quarter of the prior year and filter sales increased 81% in the same time period. Sales increases for low-power Virtual Wire(R) radio system and filter products resulted from continued increase in demand for newer products that have a higher value added content.

     Sales of frequency control modules products decreased 64% from the comparable quarter of the prior year and 56% from the previous quarter, primarily due to a decrease in both units shipped and average selling price. Sales in this product line were adversely impacted by softness in demand from customers in computer markets. This product area has not yet seen the impact of a new line of clock oscillator products intended for this market.

     International sales (primarily in Europe and Asia) were approximately 52%, 50% and 50% of the Company's sales during the current quarter, the comparable quarter of the prior year and the previous quarter, respectively. The Company considers all product sales with a delivery destination outside of North America to be international sales. These sales are denominated primarily in U.S. currency. The Company intends to continue its focus on international sales in the future and expects that international sales will continue to represent a significant portion of its business. There can be no assurance, however, that this can be achieved.

     The Company's top five customers accounted for approximately 25%, 32% and 28% of the Company's sales in the current quarter, the comparable quarter of the prior year and the previous quarter, respectively. The reduction in the relative portion of the revenues to the Company's top five customers from the comparable quarter of the prior year to the current quarter was primarily a result of sales to an increased number of customers, particularly customers for new products.

     While the Company has achieved sales increases in prior periods, there can be no assurance that this can be achieved in future periods. The Company's success is highly dependent on achieving technological advantages in its product design and manufacturing capabilities, as well as its ability to sell its products in a competitive marketplace that can be influenced by outside factors such as economic and regulatory conditions. The Company experiences increased competition from companies that offer alternative solutions such as phased lock loop technology or aggressive product pricing. There can be no assurance that competition from alternative technologies or from competitors duplicating the Company's technologies will not adversely affect selling prices and market share.

GROSS PROFIT

     The current quarter gross margin of 39.6% increased from 34.9% in the comparable quarter of the prior year, primarily reflecting improved gross margins for both of the Company's low-power products lines, components and Virtual Wire(R) radio systems. For both product lines, substantial reductions in average selling prices resulting from increased price competition were more than offset by reductions in per unit manufacturing costs. The reduction in per unit manufacturing costs resulted from continued improvements in yield and labor productivity, purchasing cost reductions and an increase in the number of units produced, allowing for fixed overhead expenses to be spread over a larger number of units. The increase in gross margin for the low-power product lines was partially offset by a reduction in gross margins for frequency control module and filter products resulting from lower average selling prices created by competitive pressures. There can be no assurance that lower average selling prices resulting from competitive pressures will continue to be offset by reductions in per unit manufacturing cost. If average selling prices decline more than per unit manufacturing costs, the Company's gross profit margin would be adversely affected.

     More recently, the gross margin in the current quarter was 39.6%, compared to 40% in the previous quarter. The slight reduction in gross margin from the previous quarter resulted from the fact that the decrease in average selling prices for the Company's products caused by competitive pressures was slightly greater than the reduction in the Company's per unit manufacturing costs.

     The Company has in the past experienced sudden increases in demand which have put pressure on its manufacturing facilities to increase capacity to meet this demand. In addition, new products sometimes require different manufacturing processes than the Company currently possesses. The Company has devoted the bulk of its capital expenditures increasing capacity and improving its manufacturing processes. There can be no assurance that the Company can continue to increase its manufacturing capacity and improve its manufacturing processes in a timely manner so as to take advantage of increased market demand. Failure to do this would result in a loss of potential sales in the periods impacted.

RESEARCH AND DEVELOPMENT

     Research and development expenses in the current quarter increased approximately $150,000, or 20%, over the comparable quarter of the prior year. These costs increased due to the Company's increase in staffing for these activities and in other product development costs. The Company believes that the continued development of its technology and new products is essential to its success and is committed to continue its investment in research and development. The Company expects that research and development expenses will increase in absolute dollars in future periods.

SALES AND MARKETING

     Current quarter sales and marketing expenses increased approximately $326,000, or 32%, from the prior comparable period, primarily due to increased sales commissions, increased staffing and increased marketing costs needed to support the Company's increased sales. Since sales and marketing expenses increased faster than sales, these expenses increased to 14% of sales in the current quarter, compared to 12% of sales in the comparable quarter of the prior year. The Company expects to incur higher sales and marketing expenses in absolute dollars in future periods as it expands its sales and marketing efforts.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses for the current quarter increased approximately $64,000, or 10%, from the prior comparable period. Such increase was primarily attributable to increased support for the Company's expansion. Since sales increased faster than general and administrative expenses, such expenses decreased to 7% of total sales in the current quarter, compared to 8% of total sales in the comparable quarter of the prior year. The Company expects general and administrative expenses will increase in absolute dollars in future periods.

INCOME FROM OPERATIONS

     Income from operations was $1,016,000, or 10% of total sales in the current quarter, compared to $509,000 or 6% of sales in the comparable quarter of the prior year. The increase in income for operations in both absolute dollars and percent of sales reflects the increase in gross profit and gross margin. The increase in gross profit was partially offset by an increase in operating expenses, particularly for research and development and sales and marketing expenses related to product and market development activities.

INCOME TAX EXPENSE

     The Company's income tax expense was $368,000 in the current quarter, compared to $186,000 in the comparable quarter of the prior year, reflecting the comparable income before income taxes for the respective periods.

NET INCOME

     Net income increased 115% to $600,000 in the current quarter, compared to $279,000 for comparable quarter of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

     The principal sources of liquidity at November 30, 1996, consisted of $7.3 million of cash and short-term investments and $7.5 million of unused credit facilities. These credit facilities include $4.0 million unused under a line of credit agreement with a commercial bank which expires December 31, 1997, and $3.5 million in an equipment-collateralized term lease facility with a commercial bank. The credit facilities contain restrictions and financial covenants relating to various matters, including net worth, interest coverage and levels of debt compared to tangible net worth. As of November 30, 1996, the Company was in compliance with such restrictions and covenants.

     Net cash provided by operating activities was $2.2 million and $.6 million for the first quarter of fiscal 1997 and 1996, respectively. Increased cash generated from operations was primarily due to an increase in net income and non-cash items included in net income for the comparable periods.

     Cash used in investing activities was $1.6 million and $1.8 million for the first quarter of fiscal 1997 and 1996, respectively, primarily as a result of capital expenditures. The Company expects to acquire a total of approximately $4 million to $7 million of capital equipment by the end of fiscal 1997, consisting primarily of equipment needed for its manufacturing facilities. Some of this equipment may be acquired under the equipment-collateralized operating lease facility.

     Net cash generated from financing activities was $.6 million and $1.3 million for the first quarter of fiscal 1997 and 1996, respectively. These activities primarily related to the borrowings in support of the capital equipment acquisitions offset by payments on these borrowings.

     The Company believes that cash generated from operations, if any, banking facilities and the $7.3 million balance in cash and short-term investments will be sufficient to meet the Company's operating cash requirements through the rest of the fiscal year. To the extent that these sources of funds are insufficient to meet the Company's capital requirements, the Company may be required to raise additional funds. No assurance can be given that additional financing will be available or, if available, that it will be available on acceptable terms.

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

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The Company hereby incorporates by reference all exhibits filed in connection with Form 10-K for the year ended August 31, 1996.

(b) The Company did not file any reports on Form 8-K during the quarter ended November 30, 1996.

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


                                      RF MONOLITHICS, INC.


Dated:  January 13, 1997              By:        /s/ Sam L. Densmore
                                             -------------------------------
                                             Sam L. Densmore
                                             CEO, President and Director