Form 10-Q
period 1997-02-28
RF MONOLITHICS INC /DE/
filed 1997-04-15
CIK 922204

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                      ----------------------------------

                                   FORM 10-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

               For the Quarterly Period Ended February 28, 1997

                          Commission File No. 0-24414

                             RF MONOLITHICS, INC.

            (Exact name of registrant as specified in its charter)

                     ------------------------------------

            DELAWARE                                    75-1638027
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation of organization)                      Identification)

    4441 SIGMA ROAD, DALLAS, TEXAS                         75244
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code   (972) 233-2903

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                    [X] YES                        [  ]  NO

AS OF MARCH 31, 1997, 5,416,101 SHARES OF THE REGISTRANT'S COMMON STOCK, $.001 PAR VALUE, WERE OUTSTANDING.

                             RF MONOLITHICS, INC.

                                   FORM 10-Q

                        QUARTER ENDED FEBRUARY 28, 1997

                               TABLE OF CONTENTS

 Item
Number                                                                    Page
------                                                                    ----

                   PART I.   CONDENSED FINANCIAL INFORMATION

  1.    Condensed Financial Statements:
          Condensed Balance Sheets
            February 28, 1997 (Unaudited), and August 31, 1996              1

        Condensed Statements of Income - Unaudited
            Three Months Ended February 28, 1997 and February 29, 1996,
            and Six Months Ended February 28, 1997 and February 29, 1996    2

          Condensed Statements of Cash Flows - Unaudited
            Six Months Ended February 28, 1997 and February 29, 1996        3

          Notes to Condensed Financial Statements                           4

  2.    Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                 5

                         PART II.   OTHER INFORMATION

  1.    Legal Proceedings                                                   10

  2.    Changes in Securities                                               10

  3.    Defaults Upon Senior Securities                                     10

  4.    Submission of Matters to a Vote of Security Holders                 10

  5.    Other Information                                                   11

  6.    Exhibits and Reports on Form 8-K                                    11

                                  SIGNATURES

                    PART I. CONDENSED FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

RF MONOLITHICS, INC.

CONDENSED BALANCE SHEETS
(In Thousands)
--------------------------------------------------------------------------------

                                                                        February 28,   August 31,
ASSETS                                                                      1997          1996
                                                                        (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                                $    782      $ 1,029
   Short-term investments                                                      5,160        5,031
   Trade receivables - net                                                     8,361        6,703
   Inventories                                                                 4,023        3,935
   Prepaid expenses and other                                                    645          536
   Deferred income tax benefits                                                  671          675
                                                                            --------     --------

                 Total current assets                                         19,642       17,909

PROPERTY AND EQUIPMENT - Net                                                  11,861       10,321

DEFERRED INCOME TAX BENEFITS                                                   1,069        1,614

OTHER ASSETS - Net                                                               664          727
                                                                            --------     --------

TOTAL                                                                       $ 33,236     $ 30,571
                                                                            ========     ========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt and line of credit                     $  1,222     $  1,829
   Accounts payable - trade                                                    2,070        1,033
   Accounts payable - construction and equipment                                 463          142
   Accrued expenses and other liabilities                                      1,966        1,950
   Income taxes payable                                                           87           54
   Dividends payable on convertible preferred stock                               22           22
                                                                            --------     --------

                 Total current liabilities                                     5,830        5,030

LONG-TERM DEBT                                                                 2,512        2,413

STOCKHOLDERS' EQUITY:
   Common stock: 5,407 and 5,314 shares issued and outstanding                     5            5
   Additional paid-in capital                                                 24,986       24,547
   Retain earnings (accumulated deficit)                                          69       (1,214)
   Unearned compensation                                                        (173)        (210)
   Unrealized gain on short-term investments                                       7            0
                                                                            --------     --------

                 Total stockholders' equity                                   24,894       23,128
                                                                            --------     --------

TOTAL                                                                       $ 33,236     $ 30,571
                                                                            ========     ========

See notes to condensed financial statements.

RF MONOLITHICS, INC.

CONDENSED STATEMENTS OF INCOME - UNAUDITED
(In Thousands, Except Per-Share Amounts)
--------------------------------------------------------------------------------

                                                         Three Months Ended           Six Months Ended
                                                      ------------------------    ------------------------
                                                       February     February        February     February
                                                       28, 1997     29, 1996        28, 1997     29, 1996
SALES                                                  $ 10,695        $ 8,237       $20,772      $ 16,655

COST OF SALES                                             6,422          5,209        12,512        10,687
                                                       --------        -------       -------      --------

GROSS PROFIT                                              4,273          3,028         8,260         5,968

OPERATING EXPENSES:
   Research and development                                 969            727         1,883         1,491
   Sales and marketing                                    1,431          1,039         2,788         2,070
   General and administrative                               778            723         1,478         1,359
                                                       --------        -------       -------      --------

                 Total operating expenses                 3,178          2,489         6,149         4,920
                                                       --------        -------       -------      --------

INCOME FROM OPERATIONS                                    1,095            539         2,111         1,048

OTHER INCOME (EXPENSE):
   Interest income                                           82             90           147           158
   Interest expense                                         (84)          (147)         (178)         (246)
   Other expense                                             10             33            (9)           20
                                                       --------        -------       -------      --------

                 Total                                        8            (24)          (40)          (68)
                                                       --------        -------       -------      --------

INCOME BEFORE INCOME TAXES                                1,103            515         2,071           980

INCOME TAX EXPENSE                                          419            206           787           392
                                                       --------        -------       -------      --------

NET INCOME                                             $    684        $   309       $ 1,284        $  588
                                                       ========        =======       =======      ========

EARNINGS PER SHARE                                     $   0.12        $  0.06       $  0.23        $ 0.11
                                                       ========        =======       =======      ========

WEIGHTED AVERAGE COMMON
  AND COMMON EQUIVALENT
   SHARES OUTSTANDING                                     5,687          5,398         5,644         5,381
                                                       ========        =======       =======      ========


See notes to condensed financial statements.

RF MONOLITHICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS - UNAUDITED
(In Thousands)
--------------------------------------------------------------------------------

                                                                                          Six Months Ended
                                                                                       ----------------------
                                                                                        February     February
                                                                                        28, 1997     29, 1996
OPERATING ACTIVITIES:
   Net income                                                                            $ 1,284      $   588
   Noncash items included in net income:
      Deferred taxes                                                                         545          249
      Depreciation and amortization                                                        1,412        1,188
      Provision for doubtful accounts                                                         75           63
      Other                                                                                   40            4
   Cash from (used in) operating working capital:
      Trade receivables                                                                   (1,733)        (347)
      Inventories                                                                            (88)        (903)
      Prepaid expenses and other                                                            (109)         (47)
      Accounts payable - trade                                                             1,037         (503)
      Accrued expenses and other liabilities                                                  16          240
      Income taxes payable                                                                    33           50
                                                                                         -------      -------

                  Net cash from operations                                                 2,512          582

INVESTING ACTIVITIES:
   Increase in short-term investments                                                     (2,148)      (1,789)
   Decrease in short-term investments                                                      2,026        1,886
   Acquisition of property and equipment                                                  (2,246)      (1,481)
   Proceeds from sale of assets                                                               24           34
   Decrease in other assets                                                                   28           12
                                                                                         -------      -------

                 Net cash used in investing activities                                    (2,316)      (1,338)

FINANCING ACTIVITIES:
   Borrowings on notes payable                                                              -           2,384
   Repayments of notes payable and line of credit                                         (1,051)        (670)
   Repayments of capital leases                                                             (152)        (147)
   Borrowings (repayments) of accounts payable - construction and equipment                  321         (649)
   Common stock issued for options exercised                                                 439           67
   Dividends paid on preferred stock                                                        -              (4)
                                                                                         -------      -------

                 Net cash from (used in) financing activities                               (443)         981
                                                                                         -------      -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                            (247)         225

CASH AND CASH EQUIVALENTS:
   Beginning of period                                                                     1,029          433
                                                                                         -------      -------

   End of period                                                                         $   782      $   658
                                                                                         =======      =======

SUPPLEMENTAL INFORMATION:
   Interest paid                                                                         $   179      $   267
                                                                                         =======      =======

   Income taxes paid                                                                     $    11      $    42
                                                                                         =======      =======

   Property and equipment acquisitions by debt                                           $   695      $     2
                                                                                         =======      =======

RF MONOLITHICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1. INTERIM FINANCIAL STATEMENTS

The accompanying condensed financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, that in the opinion of the management of RF Monolithics, Inc. (the "Company" or "RFM") are necessary for a fair presentation of the Company's financial position as of February 28, 1997, and the results of operations and cash flows for the three and six months ended February 28, 1997 and February 29, 1996. These unaudited interim condensed financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended August 31, 1996, filed with the Securities and Exchange Commission.

Operating results for the six months ended February 28, 1997, are not necessarily indicative of the results to be achieved for the full fiscal year ending August 31, 1997.

2. INVENTORIES

Inventories consist of the following (in thousands):

                                        FEBRUARY         AUGUST
                                        28, 1997        31, 1996

        Raw materials and suplies       $  2,054        $  1,904
        Work in process                    1,049             763
        Finished goods                       920           1,268
                                        --------        --------
        Total                           $  4,023        $  3,935
                                        ========        ========

3. PROPERTY AND EQUIPMENT

Property and equipment includes construction in progress of $2,341,000 at February 28, 1997, and $126,000 at August 31, 1996, which is composed of equipment and other assets not yet placed in service primarily related to increasing the capacity of the Company's manufacturing facilities.

4. CREDIT FACILITIES

In November 1996, the Company renewed the $3.5 million equipment operating lease facility with a commercial bank, and extended the commitment date to December 18, 1997. During the year, the Company has leased approximately $.9 million, leaving approximately $2.6 million available on this lease facility at March 31, 1997.

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

GENERAL

     RFM offers products in four product areas: Low-power components, low-power Virtual Wire/R/ radio systems, frequency control modules and filters. The Company sells to original equipment manufacturers in computer, automotive, telecommunications, consumer and industrial market segments world wide.

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

RESULTS OF OPERATIONS

     The following discussion relates to the financial statements of the Company for the three and six months ended February 28, 1997 (current quarter and current year-to-date period), of the fiscal year ending August 31, 1997, in comparison to the three and six months ended February 29, 1996 (comparable quarter of the prior year and comparable year-to-date period). In addition, certain comparisons with the three months ended November 30, 1996 (previous quarter), are provided where management believes it is useful to the understanding of trends.

     The selected financial data for the periods presented may not be indicative of the Company's future financial condition or results of operations.

   The following table sets forth, for the three and six months ended February 28, 1997 and February 29, 1996, (i) the percentage relationship of certain items from the Company's statements of income to sales and (ii) the percentage change in these items between the current periods and the comparable periods of the prior year:

                                                  Percentage of Total Sales         |     Percentage Change From
                                                ------------------------------      |
                                                Three Months        Six Months      |   Three Months      Six Months
                                                    Ended             Ended         |  Ended Feb. 29,   Ended Feb. 29,
                                             -----------------   -----------------  |
                                             Feb. 28,  Feb. 29,  Feb. 28,  Feb. 29, |   1996 to Feb.     1996 to Feb.
                                               1997      1996      1997      1996   |     28, 1997         28, 1997
                                             --------  --------  --------  -------- |  --------------   --------------
                                                                                    |
        Sales                                  100%      100%      100%      100%   |          30%              25%
        Cost of sales                           60        63        60        64    |          23               17
                                               ---       ---       ---       ---    |         ---              ---
          Gross profit                          40        37        40        36    |          41               38
                                               ---       ---       ---       ---    |         ---              ---
        Research and development                 9         9         9         9    |          33               26
        Sales and marketing                     14        13        14        13    |          38               35
        General and administrative               7         9         7         8    |           8                9
                                               ---       ---       ---       ---    |         ---              ---
          Total operating expenses              30        31        30        30    |          28               25
                                               ---       ---       ---       ---    |         ---              ---
          Income from operations                10         6        10         6    |         103              101
        Other income (expense), net              -         -         -         -    |        (133)             (41)
                                               ---       ---       ---       ---    |         ---              ---
        Income before income taxes              10         6        10         6    |         114              111
        Income tax expense                       4         2         4         2    |         103              101
                                               ---       ---       ---       ---    |         ---              ---
          Net income                             6%        4%        6%        4%   |         121%             118%
                                               ===       ===       ===       ===    |         ===              ===

SALES

   The following table sets forth the components of the Company's sales and the percentage relationship of the components to sales by product area for the periods ended as indicated (in thousands, except percentage data):

                                                        Amounts                  |              % of Total
                                     ------------------------------------------- | --------------------------------------
                                        Three Months             Six Months      |   Three Months         Six Months
                                          Ended                     Ended        |      Ended               Ended
                                     ------------------      ------------------- | ------------------  ------------------
                                     Feb. 28,  Feb. 29,      Feb. 28,   Feb. 29, | Feb. 28,  Feb. 29,  Feb. 28,  Feb. 29,
                                       1997     1996          1997       1996    |   1997      1996      1997      1996
                                     --------  --------      --------   -------- | --------  --------  --------  --------
                                                                                 |
Low-power components                 $  8,260  $ 5,638       $ 16,468   $ 11,743 |    77%        68%      79%        71%
Low-power Virtual Wire/R/                                                        |
    radio systems                         554      345          1,236        765 |     5          4        6          4
Frequency control modules                 848    1,647          1,422      3,244 |     8         20        7         19
Filters                                   940      552          1,452        835 |     9          7        7          5
Technology development                                                           |
    sales                                  93       55            194         68 |     1          1        1          1
                                     --------  -------       --------   -------- |   ---        ---      ---        ---
    Sales                            $ 10,695  $ 8,237       $ 20,772   $ 16,655 |   100%       100%     100%       100%
                                     ========  =======       ========   ======== |   ===        ===      ===        ===


   Sales increased 30% in the current quarter over the comparable quarter of the prior year and increased 6% from the previous quarter. Current year-to-date period sales increased 25% over the comparable year-to-date period. The increase in the current quarter and current year-to-date over the respective comparable periods was primarily attributable to an increased number of units shipped in three of the Company's four product areas. Low-power component sales in the current quarter increased 47% over the comparable quarter of the prior year and was approximately the same compared to the previous quarter. Current year-to-date sales for these products increased 40% over the comparable year-to-date period. This was primarily due to increasing demand for the Company's surface mount resonator products, particularly for customers in the automotive markets. Low-power Virtual Wire/R/ radio systems sales in the current quarter increased 61% over the comparable quarter of the prior year and filter sales increased 70% in the same time period. Similar increases for these products occurred on a year-to-date basis. Sales increases for low-power Virtual Wire/R/ radio system and filter products resulted from continued increase in demand for newer products that have a higher value added content. The increase in sales for these three product areas was achieved despite lower overall average selling prices resulting from competitive pressures and changes in product mix.

   Sales of frequency control module products decreased 49% from the comparable quarter of the prior year and 56% from the comparable year-to-date period. The decrease in the current quarter and current year-to-date period was primarily due to a decrease in both units shipped and average selling price to customers in computer markets. Current quarter sales for these products did increase 47% from the previous quarter, primarily due to an increase in the number of units shipped of the Company's newer clock oscillator products in surface mount packages.

   International sales (primarily in Europe and Asia) were approximately 50% and 46% of the Company's sales during the current quarter and the comparable quarter of the prior year, respectively. International sales were approximately 51% and 48% of sales during the current year-to-date period and the comparable year-to-date period, respectively. The Company considers all product sales with a delivery destination outside of North America to be international sales. These sales are denominated primarily in U.S. currency. The Company currently anticipates that international sales will continue to represent a significant portion of its business. However, there can be no assurance that these sales will continue as there are inherent risks in the Company's international business activities which include unexpected changes in regulatory requirements, tariffs and other trade barriers, additional cost of marketing and delivering products into foreign countries, the impact of fluctuations in foreign exchange rates and longer accounts receivable cycles.

   The Company's top five customers accounted for approximately 27% of the Company's sales in the current quarter, 32% in the comparable quarter of the prior year and 25% in the previous quarter. The reduction in the relative portion of the revenues to the Company's top five customers from the comparable quarter of the prior year to the current quarter was primarily a result of sales to an increased number of customers.

   While the Company has achieved sales increases in prior periods, there can be no assurance that such sales increases can be achieved in future periods. The Company's success is highly dependent on achieving technological advantages in its product design and manufacturing capabilities, as well as its ability to sell its products in a competitive marketplace that can be influenced by outside factors such as economic and regulatory conditions. The Company experiences increased competition from companies that offer alternative technology solutions or aggressive product pricing. There can be no assurance that competition from alternative technologies or from competitors duplicating the Company's technologies will not adversely affect selling prices and market share.

GROSS PROFIT

   Current quarter gross margin increased in comparison with the 39.6% in the previous quarter. The current quarter gross margin and year-to-date gross margin of 40% and 39.8% respectively, also increased from 36.8% and 35.8% in the comparable periods of the prior year, primarily reflecting improved gross margins for both of the Company's low-power products lines, components and Virtual Wire/R/ radio systems. For both product lines, reductions in average selling prices resulting from increased price competition were more than offset by reductions in per unit manufacturing costs. The reduction in per unit manufacturing costs resulted from continued improvements in yield and labor productivity, purchasing cost reductions and an increase in the number of units produced, allowing for fixed overhead expenses to be spread over a larger number of units. The increase in gross margin for the low-power product lines was partially offset by a reduction in gross margins for frequency control module and filter products resulting from lower average selling prices created by competitive pressures. There can be no assurance that lower average selling prices resulting from competitive pressures will continue to be offset by reductions in per unit manufacturing cost. If average selling prices decline more than per unit manufacturing costs, the Company's gross profit margin would be adversely affected.

   The Company has in the past experienced sudden increases in demand which have put pressure on its manufacturing facilities to increase capacity to meet this demand. In addition, new products sometimes require different manufacturing processes than the Company currently possesses. The Company has devoted substantial capital expenditures to increasing capacity and improving its manufacturing processes. There can be no assurance that the Company can continue to increase its manufacturing capacity and improve its manufacturing processes in a timely manner so as to take advantage of increased market demand. Failure to do this would result in a loss of potential sales in the periods impacted.

RESEARCH AND DEVELOPMENT

   Research and development expenses in the current quarter increased approximately $242,000, or 33%, over the comparable quarter of the prior year. Current year-to-date research and development expenses increased 26% in comparison to the comparable year-to-date period. These costs increased due to the Company's increase in staffing for these activities and in other product development costs. The Company believes that the continued development of its technology and new products is essential to its success and is committed to continue its investment in research and development. The Company expects that research and development expenses will increase in absolute dollars in future periods.

SALES AND MARKETING

   Current quarter sales and marketing expenses increased approximately $392,000, or 38%, from the prior comparable period, primarily due to increased sales commissions, increased staffing and increased marketing costs needed to support the Company's increased sales. Sales and marketing expenses increased 35% on a year-to-date basis. Since sales and marketing expenses increased faster than sales, such expenses increased to 14% of sales in the current quarter, compared to 13% of sales in the comparable quarter of the prior year. The Company expects to incur higher sales and marketing expenses in absolute dollars in future periods as it continues to increase its contacts with customers.

GENERAL AND ADMINISTRATIVE

   General and administrative expenses for the current quarter increased approximately $55,000, or 8%, from the prior comparable period. Current year-to-date general and administrative expenses increased by 9% in comparison with the comparable year-to-date period. Such increase was primarily attributable to increased support for the Company's expansion. Since sales increased faster than general and administrative expenses, such expenses decreased to 7% of sales in the current quarter, compared to 9% of sales in the comparable quarter of the prior year. The Company expects general and administrative expenses will increase in absolute dollars in future periods.

INCOME FROM OPERATIONS

   Income from operations was approximately $1,095,000, or 10% of sales in the current quarter, compared to approximately $539,000 or 6% of sales in the comparable quarter of the prior year. On a year-to-date basis, current year income from operations was 10% of sales, compared to 6% of sales for the comparable year-to-date period. The increase in income from operations in both absolute dollars and percent of sales reflects the increase in gross profit and gross margin. The increase in gross profit was partially offset by an increase in operating expenses, particularly for research and development and sales and marketing expenses related to product and market development activities.

INCOME TAX EXPENSE

   The Company's income tax expense in the current periods increased compared to the comparable periods of the prior year, reflecting the increase in income before income taxes for the respective periods.

NET INCOME

   Net income increased 121% to approximately $684,000 ($.12 per common share) in the current quarter, compared to approximately $309,000 ($.06 per common share) for the comparable quarter of the prior year. On a year-to-date basis, net income increased 118% over the comparable year-to-date period.

LIQUIDITY AND CAPITAL RESOURCES

   The principal sources of liquidity at February 28, 1997, consisted of $5.9 million of cash and short-term investments and $7.9 million of unused credit facilities. These credit facilities include $4.8 million unused under a line of credit agreement with a commercial bank which expires December 31, 1997, and $3.1 million in an equipment-collateralized term lease facility with a commercial bank. The credit facilities contain restrictions and financial covenants relating to various financial ratios, including net worth, interest coverage and levels of debt compared to tangible net worth. As of February 28, 1997, the Company was in compliance with such restrictions and covenants.

   Net cash provided by operating activities was approximately $2.5 million and $.6 million for the year-to-date periods of fiscal 1997 and 1996, respectively. Increased cash generated from operations was primarily due to an increase in net income and non-cash items included in net income for the comparable periods.

   Cash used in investing activities was approximately $2.3 million and $1.3 million for the year-to-date periods of fiscal 1997 and 1996, respectively, primarily as a result of capital expenditures. The Company expects to acquire a total of approximately $5 million to $7 million of capital equipment by the end of fiscal 1997, consisting primarily of equipment needed for its manufacturing facilities. Some of this equipment may be acquired under the equipment-collateralized operating lease facility.

   Net cash used in financing activities was $.4 million for the current year-to-date period, primarily related to payments on the line of credit and other notes payable offset by the impact of common stock option exercises. Net cash generated from financing activities was $1 million for the prior year-to-date period, primarily related to the borrowings in support of the capital equipment acquisitions offset by payments on these borrowings.

   The Company believes that cash generated from operations, if any, banking facilities and the $5.9 million balance in cash and short-term investments will be sufficient to meet the Company's operating cash requirements through the rest of the fiscal year. To the extent that these sources of funds are insufficient to meet the Company's capital requirements, the Company may be required to raise additional funds. No assurance can be given that additional financing will be available or, if available, that it will be available on acceptable terms.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On June 7, 1996 the Company was served with a complaint filed by TimeKeeping Systems, Inc. ("TimeKeeping") in the Court of Common Pleas for Cuyahoga County, Ohio, captioned TimeKeeping Systems, Inc. v. R.F. Monolithics, Inc., No. 308658. The Company is the only defendant named in the complaint. The complaint purports to state a single cause of action for breach of contract and alleges that the Company failed to timely fulfill certain purchase orders TimeKeeping issued in 1995. The complaint seeks damages of $900,000 based primarily on a claim of lost profits, however, in other contexts the plaintiff has asserted damages in excess of this amount. The Company has removed the action to the United States District Court for the Northern District of Ohio, where it is pending as No. 1:96 CV 1451. The Company has submitted a counterclaim for $33,000 in unpaid billings plus related legal expenses.

ITEM 2.  CHANGES IN SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Pursuant to the Annual Meeting of Stockholders held on January 28, 1997, of the stockholders of RF Monolithics, Inc. as of December 12, 1996, the following actions were taken:

1. The stockholders approved the election of directors for the ensuing year and until their successors are duly elected and have qualified. The action was approved by the following vote totals and percentages for each nominee of the Company's then outstanding stock:

        Sam L. Densmore:
           For                      4,633,734  87%
           Against                    118,226   2%

        Cornelius C. Bond, Jr.
           For                      4,636,734  87%
           Against                    115,226   2%

        Dean C. Campbell
           For                      4,629,734  87%
           Against                    122,226   2%

        Francis J. Hughes, Jr.
           For                      4,632,534  87%
           Against                    119,426   2%

2. The stockholders approved the amendment of the Company's 1982 Stock Option Plan to increase the aggregate number of shares of Common Stock authorized for issuance under such plan by 150,000. The action was approved by the following vote totals and percentages of the Company's then outstanding stock:


                For                4,074,633  76%
                Against              529,042  10%
                Abstain               32,300   1%
                Broker Non-vote      115,985   2%

3. The stockholders ratified the selection of Deloitte & Touche LLP as independent auditors of the Company for the fiscal year ending August 31, 1997. The action was approved by the following vote totals and percentages of the Company's then outstanding stock:


                For                4,673,135  87%
                Against               50,611   1%
                Abstain               28,214   1%

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The Company hereby incorporates by reference all exhibits filed in connection with Form 10-K for the year ended August 31, 1996 and the Form 10-Q for the quarter ended November 30, 1996.

(b) The Company did not file any reports on Form 8-K during the quarter ended February 28, 1997.

Insofar as indemnification for liabilities arising under the Securities Act of 1933, as amended (the "Act"), may be permitted to directors, officers and controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, the registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                RF MONOLITHICS, INC.


Dated: April 14, 1997           By:   /s/ Sam L. Densmore
                                   ---------------------------
                                   Sam L. Densmore
                                   CEO, President and Director

                                      /s/ James P. Farley
                                   ---------------------------
                                   James P. Farley
                                   Controller