Form 10-Q
period 1997-05-31
RF MONOLITHICS INC /DE/
filed 1997-07-15
CIK 922204

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                          ---------------------------

                                   FORM 10-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934


                  For the Quarterly Period Ended May 31, 1997


                          Commission File No. 0-24414


                             RF MONOLITHICS, INC.

            (Exact name of registrant as specified in its charter)


                          ---------------------------


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

                    [X] YES                        [  ]  NO

AS OF JUNE 30, 1997, 5,508,337 SHARES OF THE REGISTRANT'S COMMON STOCK, $.001 PAR VALUE, WERE OUTSTANDING.

                             RF MONOLITHICS, INC.

                                   FORM 10-Q

                          QUARTER ENDED MAY 31, 1997

                               TABLE OF CONTENTS

   ITEM
  NUMBER                                                         PAGE
  ------                                                         ----

                   PART I.   CONDENSED FINANCIAL INFORMATION

    1.     Condensed Financial Statements:
             Condensed Balance Sheets
               May 31, 1997 (Unaudited), and August 31, 1996       1

           Condensed Statements of Income - Unaudited
               Three Months Ended May 31, 1997 and 1996,
               and Nine Months Ended May 31, 1997 and 1996         2

           Condensed Statements of Cash Flows - Unaudited
               Nine Months Ended May 31, 1997 and 1996             3

             Notes to Condensed Financial Statements               4

     2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                     6

                         PART II.   OTHER INFORMATION

     1.    Legal Proceedings                                      11

     2.    Changes in Securities                                  11

     3.    Defaults Upon Senior Securities                        11

     4.    Submission of Matters to a Vote of Security Holders    12

     5.    Other Information                                      12

     6.    Exhibits and Reports on Form 8-K                       12

                                   SIGNATURES

                    PART I. CONDENSED FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

(In Thousands)
--------------------------------------------------------------------------------

                                                       May 31,    August 31,
ASSETS                                                  1997        1996
                                                     (Unaudited)

CURRENT ASSETS:
   Cash and cash equivalents                          $  1,687    $  1,029
   Short-term investments                                5,146       5,031
   Trade receivables - net                               9,031       6,703
   Inventories                                           4,358       3,935
   Prepaid expenses and other                              722         536
   Deferred income tax benefits                            674         675
                                                      --------    --------

                 Total current assets                   21,618      17,909

PROPERTY AND EQUIPMENT - Net                            12,364      10,321

DEFERRED INCOME TAX BENEFITS                               768       1,614

OTHER ASSETS - Net                                         660         727
                                                      --------    --------

TOTAL                                                 $ 35,410    $ 30,571
                                                      ========    ========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt
     and line of credit                               $  1,218    $  1,829
   Accounts payable - trade                              2,536       1,033
   Accounts payable - construction
     and equipment                                         273         142
   Accrued expenses and other liabilities                2,777       1,950
   Income taxes payable                                     60          54
   Dividends payable on convertible
     preferred stock                                        22          22
                                                      --------    --------

                 Total current liabilities               6,886       5,030

LONG-TERM DEBT                                           2,324       2,413

STOCKHOLDERS' EQUITY:
   Common stock: 5,450 and 5,314 shares
     issued and outstanding                                  5           5
   Additional paid-in capital                           25,134      24,547
   Retained earnings (accumulated deficit)               1,219      (1,214)
   Unearned compensation                                  (160)       (210)
   Unrealized gain on short-term investments                 2           0
                                                      --------    --------

                 Total stockholders' equity             26,200      23,128
                                                      --------    --------

TOTAL                                                 $ 35,410    $ 30,571
                                                      ========    ========


See notes to condensed financial statements.

RF MONOLITHICS, INC.

CONDENSED STATEMENTS OF INCOME - UNAUDITED
(In Thousands, Except Per-Share Amounts)
--------------------------------------------------------------------------------

                                                  Three Months Ended      Nine Months Ended
                                                       May 31,                 May 31,
                                                 --------------------    --------------------
                                                    1997        1996        1997        1996

SALES                                            $ 12,841    $  9,029    $ 33,613    $ 25,684

COST OF SALES                                       7,527       5,625      20,039      16,312
                                                 --------    --------    --------    --------

GROSS PROFIT                                        5,314       3,404      13,574       9,372

OPERATING EXPENSES:
   Research and development                         1,060         896       2,943       2,387
   Sales and marketing                              1,497       1,078       4,285       3,148
   General and administrative                         987         687       2,465       2,046
                                                 --------    --------    --------    --------

                 Total operating expenses           3,544       2,661       9,693       7,581
                                                 --------    --------    --------    --------

INCOME FROM OPERATIONS                              1,770         743       3,881       1,791

OTHER INCOME (EXPENSE):
   Interest income                                     83          98         230         256
   Interest expense                                   (86)       (134)       (264)       (380)
   Other expense                                       (6)        109         (15)        130
                                                 --------    --------    --------    --------

                 Total                                 (9)         73         (49)          6
                                                 --------    --------    --------    --------

INCOME BEFORE INCOME TAXES                          1,761         816       3,832       1,797

INCOME TAX EXPENSE                                    612         211       1,399         604
                                                 --------    --------    --------    --------

NET INCOME                                       $  1,149    $    605    $  2,433    $  1,193
                                                 ========    ========    ========    ========

EARNINGS PER SHARE                               $   0.20    $   0.11    $   0.43    $   0.22
                                                 ========    ========    ========    ========

WEIGHTED AVERAGE COMMON
  AND COMMON EQUIVALENT
   SHARES OUTSTANDING                               5,774       5,461       5,688       5,407
                                                 ========    ========    ========    ========

See notes to condensed financial statements.

RF MONOLITHICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS - UNAUDITED
(In Thousands)
--------------------------------------------------------------------------------

                                                                      Nine Months Ended May 31,
                                                                      -------------------------
                                                                            1997       1996

OPERATING ACTIVITIES:
   Net income                                                             $ 2,433    $ 1,193
   Noncash items included in net income:
      Deferred taxes                                                          847        333
      Depreciation and amortization                                         2,104      1,868
      Provision for doubtful accounts                                         135        147
      Other                                                                    50         36
   Cash from (used in) operating working capital:
      Trade receivables                                                    (2,463)      (105)
      Inventories                                                            (423)      (293)
      Prepaid expenses and other                                             (186)        93
      Accounts payable - trade                                              1,503     (1,251)
      Accrued expenses and other liabilities                                  827       (161)
      Income taxes payable                                                      6        (66)
                                                                          -------    -------

                  Net cash from operations                                  4,833      1,794

INVESTING ACTIVITIES:
   Increase in short-term investments                                      (3,893)    (2,888)
   Decrease in short-term investments                                       3,780      3,035
   Acquisition of property and equipment                                   (3,396)    (1,594)
   Proceeds from sale of assets                                                24         34
   Decrease (increase) in other assets                                         15        (83)
                                                                          -------    -------

                 Net cash used in investing activities                     (3,470)    (1,496)

FINANCING ACTIVITIES:
   Borrowings on notes payable                                                --       2,384
   Repayments of notes payable and line of credit                          (1,175)    (1,595)
   Repayments of capital leases                                              (248)      (224)
   Borrowings (repayments) of accounts payable -
     construction and equipment                                               131       (623)
   Common stock issued for options exercised and
     employee stock purchases                                                 587        279
   Dividends paid on preferred stock                                          --          (4)
                                                                          -------    -------

                 Net cash from (used in) financing activities                (705)       217
                                                                          -------    -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              658        515

CASH AND CASH EQUIVALENTS:
   Beginning of period                                                      1,029        433
                                                                          -------    -------

   End of period                                                          $ 1,687    $   948
                                                                          =======    =======

SUPPLEMENTAL INFORMATION:
   Interest paid                                                          $   253    $   386
                                                                          =======    =======

   Income taxes paid                                                      $   256    $   120
                                                                          =======    =======

   Property and equipment acquisitions by debt                            $   723    $     2
                                                                          =======    =======


See notes to condensed financial statements.

RF MONOLITHICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1. INTERIM FINANCIAL STATEMENTS

The accompanying condensed financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, that in the opinion of the management of RF Monolithics, Inc. (the "Company" or "RFM") are necessary for a fair presentation of the Company's financial position as of May 31, 1997, and the results of operations and cash flows for the three and nine months ended May 31, 1997 and May 31, 1996. These unaudited interim condensed financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended August 31, 1996, filed with the Securities and Exchange Commission.

Operating results for the nine months ended May 31, 1997, are not necessarily indicative of the results to be achieved for the full fiscal year ending August 31, 1997.


2. INVENTORIES

Inventories consist of the following (in thousands):

                                                MAY 31,         AUGUST 31,
                                                 1997             1996
        Raw materials and supplies              $2,205           $1,904
        Work in process                            955              763
        Finished good                            1,198            1,268
                                                ------           ------

        Total                                   $4,358           $3,935
                                                ======           ======

3. PROPERTY AND EQUIPMENT

Property and equipment includes construction in progress of $3,200,000 at May 31, 1997, and $126,000 at August 31, 1996, which is composed of equipment and other assets not yet placed in service primarily related to increasing the capacity of the Company's manufacturing facilities.


4. CREDIT FACILITIES

In November 1996, the Company renewed the $3.5 million equipment operating lease facility with a commercial bank, and extended the commitment date to December 18, 1997. During the year, the Company has leased approximately $.8 million, leaving approximately $2.7 million available on this lease facility at June 30, 1997.

5.     ACCOUNTING FOR STOCK-BASED COMPENSATION

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," which was effective for the Company beginning September 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock-based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share in its annual financial statements.

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

GENERAL

       RFM offers products in four product areas: low-power components, low-power Virtual Wire(R) radio systems, frequency control modules and filters. The Company sells to original equipment manufacturers in computer, automotive, telecommunications, consumer and industrial market segments world-wide.

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

RESULTS OF OPERATIONS

       The following discussion relates to the financial statements of the Company for the three and nine months ended May 31, 1997 (current quarter and current year-to-date period), of the fiscal year ending August 31, 1997, in comparison to the three and nine months ended May 31, 1996 (comparable quarter of the prior year and comparable year-to-date period). In addition, certain comparisons with the three months ended February 28, 1997 (previous quarter), are provided where management believes it is useful to the understanding of trends.

       The selected financial data for the periods presented may not be indicative of the Company's future financial condition or results of operations.

         The following table sets forth, for the three and nine months ended May 31, 1997 and May 31, 1996, (i) the percentage relationship of certain items from the Company's statements of income to sales and (ii) the percentage change in these items between the current periods and the comparable periods of the prior year:

                                       Percentage of Total Sales
                                     ------------------------------      Percentage Change From
                                      Three Months     Nine Months   ------------------------------
                                      Ended May 31,   Ended May 31,   Three Months    Nine Months
                                     --------------  --------------   Ended May 31,   Ended May 31,
                                      1997    1996    1997    1996    1996 to 1997    1996 to 1997
                                     ------  ------  ------  ------  --------------  --------------

Sales                                 100%    100%    100%    100%        42%               31%
Cost of sales                          59      62      60      64         34                23
                                      ---     ---     ---     ---       ----              ----
  Gross profit                         41      38      40      36         56                45
                                      ---     ---     ---     ---       ----              ----
Research and development                8      10       9       9         18                23
Sales and marketing                    12      12      13      13         39                36
General and administrative              7       8       7       8         44                20
                                      ---     ---     ---     ---       ----              ----
   Total operating expenses            27      30      29      30         33                28
                                      ---     ---     ---     ---       ----              ----
   Income from operations              14       8      11       6        138               117
Other income (expense), net             -       1       -       -       (112)             (917)
                                      ---     ---     ---     ---       ----              ----
Income before income taxes             14       9      11       6        116               113
Income tax expense                      5       2       4       2        190               132
                                      ---     ---     ---     ---       ----              ----
   Net income                           9%      7%      7%      4%        90%              104%
                                      ===     ===     ===     ===       ====              ====


Sales

         The following table sets forth the components of the Company's sales and the percentage relationship of the components to sales by product area for the periods ended as indicated (in thousands, except percentage data):

                                             Amounts                           % of Total
                                 -------------------------------  -------------------------------
                                  Three Months     Nine Months     Three Months     Nine Months
                                  Ended May 31,   Ended May 31,    Ended May 31,   Ended May 31,
                                 --------------  ---------------  --------------  ---------------
                                  1997    1996    1997    1996     1997     1996   1997     1996
                                 ------- ------  ------- -------  ------   ------ ------   ------

Low-power components             $ 9,159 $6,574  $25,628 $18,316    71%     73%     76%      71%
Low-power Virtual Wire(R)
   radio systems                     461    245    1,697   1,011     4       2       5        4
Frequency control modules          1,175  1,508    2,598   4,752     9      17       8       18
Filters                            2,020    697    3,471   1,532    16       8      10        6
Technology development
   sales                              26      5      219      73     0       0       1        1
                                 ------- ------  ------- -------   ---     ---     ---      ---

   Sales                         $12,841 $9,029  $33,613 $25,684   100%    100%    100%     100%
                                 ======= ======  ======= =======   ===     ===     ===      ===

       Sales increased 42% in the current quarter over the comparable quarter of the prior year and increased 20% from the previous quarter. Current year-to-date sales increased 31% over the comparable year-to-date period. The increase in the current quarter and current year-to-date period over the respective comparable periods was primarily attributable to an increased number of units shipped in three of the Company's four product areas. Low-power component sales in the current quarter increased 39% over the comparable quarter of the prior year and increased 11% compared to the previous quarter. Current year-to-date sales for these products increased 40% over the comparable year-to-date period. This was primarily due to increasing demand for the Company's surface mount resonator products, particularly for customers in the automotive markets. Low-power Virtual Wire(R) radio systems sales in the current quarter increased 88% over the comparable quarter of the prior year and filter sales increased 190% in the same time period. Similar increases for these products occurred on a year-to-date basis. Sales increases for low-power Virtual Wire(R) radio system and filter products resulted from an increase in the number of units shipped.

       The increase in sales for these three product areas was achieved despite lower overall average selling prices in each of these product areas. The lower selling prices resulted primarily from competitive pressures. The Company believes that increasing demand for those products is attracting increased competition from large multi-national manufacturers. There can be no assurance that the Company can continue to offset lower average selling prices with increases in the number of units sold. If the impact of lower average selling prices exceeds the impact of increased unit volume for any product line, lower sales would result for that product line.

       Sales of frequency control module products in the current quarter decreased 22% from the comparable quarter of the prior year and increased 39% from the previous quarter. Current year-to-date sales decreased 45% from the comparable year-to-date period. The decrease in the current quarter and current year-to-date period was primarily due to decrease in units shipped caused by decreased demand from certain customers in computer markets who are experiencing slower than anticipated production ramps. The increase in current quarter sales was primarily due to an increase in the number of units shipped of the Company's newer clock oscillator products in surface mount packages.

       International sales were approximately 47% and 57% of the Company's sales during the current quarter and the comparable quarter of the prior year, respectively. Of the international sales in the current quarter, 70% were to customers in Europe and 24% were to customers in Asia. In comparable periods, the percentage of sales to these geographic regions was similar. International sales were approximately 50% and 51% of sales during the current year-to-date period and the comparable year-to-date period, respectively. The Company considers all product sales with a delivery destination outside of North America to be international sales. These sales are denominated primarily in U.S. currency. The Company currently anticipates that international sales will continue to represent a significant portion of its business. However, there can be no assurance that these sales will continue as there are inherent risks in the Company's international business activities which include unexpected changes in regulatory requirements, tariffs and other trade barriers, additional cost of marketing and delivering products into foreign countries, the impact of fluctuations in foreign exchange rates and longer accounts receivable cycles.

       The Company's top five customers accounted for approximately 31% of the Company's sales in the current quarter, 24% in the comparable quarter of the prior year and 27% in the previous quarter. The increase in sales to top five customers was primarily due to an increase in sales to customers in the automotive industry.

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

GROSS PROFIT

       The current quarter gross margin and year-to-date gross margin of 41.4% and 40.4% respectively, increased from 37.7% and 36.5% in the comparable periods of the prior year. Current quarter gross margin also increased in comparison with the 40.0% in the previous quarter. This increase was primarily due to increased gross margins for the Company's low-power components and Virtual Wire(R) radio systems product lines. For both product lines, reductions in average selling prices resulting from increased price competition were more than offset by reductions in per unit manufacturing costs. The reduction in per unit manufacturing costs resulted from continued improvements in yield and labor productivity, purchasing cost reductions and an increase in the number of units produced, allowing for fixed overhead expenses to be spread over a larger number of units. Current quarter gross margins for the frequency control and filter product lines were similar to the comparable quarter of the prior year and the previous quarter. Filter products also experienced lower average selling prices that were offset by lower per unit manufacturing cost. There can be no assurance that lower average selling prices resulting from competitive pressures will continue to be offset by reductions in per unit manufacturing cost. If average selling prices decline more than per unit manufacturing costs, the Company's gross profit margin would be adversely affected.

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

RESEARCH AND DEVELOPMENT

       Research and development expenses in the current quarter increased approximately $164,000, or 18%, over the comparable quarter of the prior year. Current year-to-date research and development expenses increased 23% in comparison to the comparable year-to-date period. These costs increased due to the Company's increase in staffing for these activities and in other product development costs. The Company believes that the continued development of its technology and new products is essential to its success and is committed to continue its investment in research and development. The Company expects that research and development expenses will increase in absolute dollars in future periods.

SALES AND MARKETING

       Current quarter sales and marketing expenses increased approximately $419,000, or 39%, from the prior comparable period, primarily due to increased sales commissions, increased staffing and increased marketing costs needed to support the Company's increased sales. Sales and marketing expenses increased 36% on a year-to-date basis. Since sales increased faster than sales & marketing expenses, such expenses decreased to 12% of sales in the current quarter, compared to 13% of sales in the comparable quarter of the prior year. The Company expects to incur higher sales and marketing expenses in absolute dollars in future periods as it continues to increase its contacts with customers.

GENERAL AND ADMINISTRATIVE

       General and administrative expenses for the current quarter increased approximately $300,000, or 44%, from the prior comparable period. Current year-to-date general and administrative expenses increased by 20% in comparison with the comparable year-to-date period. Such increase was primarily attributable to increased support for the Company's expansion. Since sales increased faster than general and administrative expenses, such expenses decreased to 7% of sales in the current quarter, compared to 8% of sales in the comparable quarter of the prior year. The Company expects general and administrative expenses will increase in absolute dollars in future periods.

INCOME FROM OPERATIONS

       Income from operations was approximately $1,770,000, or 14% of sales in the current quarter, compared to approximately $743,000 or 8% of sales in the comparable quarter of the prior year. On a year-to-date basis, current year income from operations was 11% of sales, compared to 6% of sales for the comparable year-to-date period. The increase in income from operations as a percent of sales reflects the increase in gross margin and a reduction in operating expense as a percent of sales.

INCOME TAX EXPENSE

       Income tax expense for the current quarter was $612,000, which represents a 35% effective tax rate, compared to a 26% effective rate from the prior comparable period. The effective rate for the prior comparable period included a one time credit of $115,000 or $.02 per share arising from research and development tax credits.

NET INCOME

       Net income increased 90% to approximately $1,149,000 ($.20 per common share) in the current quarter, compared to approximately $605,000 ($.11 per common share) for the comparable quarter of the prior year. On a year-to-date basis, net income increased 104% over the comparable year-to-date period.

LIQUIDITY AND CAPITAL RESOURCES

       The principal sources of liquidity at May 31, 1997, consisted of $6.8 million of cash and short-term investments and $7.5 million of unused credit facilities. These credit facilities include $4.8 million unused under a line of credit agreement with a commercial bank which expires December 31, 1997, and $2.7 million in an equipment-collateralized term lease facility with a commercial bank. The credit facilities contain restrictions and financial covenants relating to various financial ratios, including net worth, interest coverage and levels of debt compared to tangible net worth. As of May 31, 1997, the Company was in compliance with such restrictions and covenants.

       Net cash provided by operating activities was approximately $4.8 million and $1.8 million for the year-to-date periods of fiscal 1997 and 1996, respectively. Increased cash generated from operations was primarily due to an increase in net income and non-cash items included in net income for the comparable periods.

       Cash used in investing activities was approximately $3.5 million and $1.5 million for the year-to-date periods of fiscal 1997 and 1996, respectively, primarily as a result of capital expenditures. The Company expects Capital spending to be approximately $5 million to $7 million for fiscal 1997, consisting primarily of equipment needed for its manufacturing facilities. Some of this equipment may be acquired under the equipment-collateralized operating lease facility.

       Net cash used in financing activities was $.7 million for the current year-to-date period, primarily related to payments on the line of credit and other notes payable offset by the impact of common stock option exercises and stock purchases under the Employee Stock Purchase Plan. Net cash generated from financing activities was $.2 million for the prior year-to-date period, primarily related to the borrowings in support of the capital equipment acquisitions offset by payments on these borrowings.

       The Company believes that cash generated from operations, if any, banking facilities and the $6.8 million balance in cash and short-term investments will be sufficient to meet the Company's operating cash requirements through the rest of the calendar year. To the extent that these sources of funds are insufficient to meet the Company's capital requirements, the Company may be required to raise additional funds. No assurance can be given that additional financing will be available or, if available, that it will be available on acceptable terms.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On June 7, 1996 the Company was served with a complaint filed by TimeKeeping Systems, Inc. ("TimeKeeping") in the Court of Common Pleas for Cuyahoga County, Ohio, captioned TimeKeeping Systems, Inc. v. R.F. Monolithics, Inc., No. 308658. The Company is the only defendant named in the complaint. The complaint purports to state a single cause of action for breach of contract and alleges that the Company failed to timely fulfill certain purchase orders TimeKeeping issued in 1995. The complaint seeks damages of $900,000 based primarily on a claim of lost profits, however, in other contexts the plaintiff has asserted damages in excess of this amount. The Company has removed the action to the United States District Court for the Northern District of Ohio, where it is pending as No. 1:96 CV 1451. The Company has submitted a counterclaim for $33,000 in unpaid billings plus related legal expenses. Discovery is underway and the matter has been set for trial in October 1997.

ITEM 2.  CHANGES IN SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The Company hereby incorporates by reference all exhibits filed in connection with Form 10-K for the year ended August 31, 1996 and the Forms 10-Q for the quarters ended November 30, 1996 and February 28, 1997.

(b) The Company did not file any reports on Form 8-K during the quarter ended May 31, 1997.

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


                                      RF MONOLITHICS, INC.


Dated: July 14, 1997                  By: /s/ Sam L. Densmore
                                         -------------------------------------
                                         Sam L. Densmore
                                         CEO, President and Director

                                         /s/ James P. Farley
                                         -------------------------------------
                                         James P. Farley
                                         Controller