Form 10-K
period 1997-08-31
RF MONOLITHICS INC /DE/
filed 1997-12-01
CIK 922204

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

                   For the fiscal year ended August 31, 1997

                          Commission File No. 0-24414

                             RF MONOLITHICS, INC.

            (Exact name of Registrant as specified in its charter)
            ------------------------------------------------------


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of November 15, 1997, was $55,056,157. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock of the Company have been excluded because such persons may be deemed to be affiliates.

The number of shares outstanding of the Registrant's Common Stock was 5,517,153 as of November 15, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE

Registrant's Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the 1998 Annual Meeting is incorporated herein by reference into Part III of this Report.

                             RF MONOLITHICS, INC.
                                   FORM 10-K
                          YEAR ENDED AUGUST 31, 1997

                               Table of Contents

Item
Number                                                        Page
------                                                        ----

                                    PART I.

1.    Business...............................................   2

2.    Facilities.............................................  10

3.    Legal Proceedings......................................  11

4.    Submission of Matters to a Vote of Security Holders....  11

                                   PART II.

5.    Market for Registrant's Common Stock and Related
      Stockholder Matters....................................  11

6.    Selected Financial Data................................  12

7.    Management's Discussion and Analysis of Financial
      Condition and Results of Operations....................  13

8.    Financial Statements and Supplementary Data............  19

9.    Changes in and Disagreements With Accountants on
      Accounting and Financial Disclosure....................  19

                                   PART III.

10.   Directors and Executive Officers of the Registrant.....  19

11.   Executive Compensation.................................  19

12.   Security Ownership of Certain Beneficial Owners
      and Management.........................................  19

13.   Certain Relationships and Related Transactions.........  19

                                   PART IV.

14.   Exhibits, Financial Statement Schedules and Reports
      on Form 8-K............................................  20

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

     The Company focuses its product development in the frequency range of 200 megahertz ("MHz") to 2,400 MHz and above. The Company markets its line of more than 500 resonators, filters, clocks, oscillators, transmitters and receivers to original equipment manufacturers ("OEMs") world-wide, including Code-Alarm, Inc., Delco Electronics, Linear Corporation, Nokia Telecommunications, Northern Telecom, Inc., Siemens AG, and Silicon Graphics, Inc.

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

MARKETS AND APPLICATIONS

     The Company focuses on specific market opportunities where the Company believes that its SAW technology solutions coupled with its RF design expertise address current and emerging market and application requirements. The Company offers products in four areas: low-power components, low-power Virtual Wire(R) radio systems, frequency control modules and filters. These products are incorporated into application designs in the five primary markets: automotive, consumer, computer, industrial and telecommunications.

Automotive

     The automotive industry utilizes SAW-based components in transmitter and receiver designs for remote keyless entry (RKE) applications. Emerging applications utilizing transmitter and receiver functions include the run flat tire and immobilizer theft-deterrent systems. Automotive electronic applications continue to grow with the unending drive toward smaller size, reduced cost and improved system performance as evidenced by some of the emerging multiplexing design schemes. These market requirements are met by the Company's low-power components and low-power Virtual Wire(R) radio system modules. This market is subject to severe price competition.

Computer

     The operating speed of computer products is increasing in order to provide more widespread, faster access to and manipulation of multimedia information and the more rapid design and analysis of electronics, structural and industrial systems. Frequency control modules, primarily clocks, are applied in computer systems to provide a precise, stable frequency control source. The design and deployment of wireless local area computer and data link networks is generating increased demand in SAW filters. The Company also offers frequency control clocks, oscillators and custom modules for reference timing applications in the military market segment.

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

Telecommunications

     The Company believes that a number of dynamics within the telecommunications market are opening new applications for SAW technology. The deployment of digital cellular telephone systems, such as European Global System for Mobile Communications (GSM) and Code Division Multiple Access (CDMA), has been initiated worldwide. The digital modulation requires SAW filters that minimize distortion and conform to international cellular telephony standards. In addition, high-speed Synchronous Optical Networks ("SONET") performance is enhanced with the incorporation of SAW-stabilized oscillators.

PRODUCTS

     The Company's products are organized into four primary product families: low-power components, low-power Virtual Wire(R) radio systems, frequency control modules and filters.

LOW-POWER COMPONENTS:

     Resonators. The Company's resonators are used in low-power wireless transmitter and receiver applications, including automotive remote keyless entry systems and related products. The Company manufactures SAW resonators in volume, and they are supplied in both three-lead metal packages ("TO39") and leadless surface mount packages. The surface mount technology ("SMT") facility initiated high-volume production in 1995. The market for low-power resonators is intensely competitive and has been characterized by price erosion, rapid technological change and product obsolescence. As a result, the Company has experienced increasing price competition for these products.

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

LOW-POWER VIRTUAL WIRE(R) RADIO SYSTEMS:

     During 1996, the Company established the Virtual Wire(R) Operations in order to consolidate and focus resources on development and marketing of its proprietary radio systems receiver technology. The Company's family of hybrid transmitter (HX) and receiver (RX) modules is included in the Virtual Wire(R) Operations. During the fourth quarter of fiscal 1996, the Company introduced a chip set receiver based on its patented Amplifier Sequenced Hybrid ("ASH") technology. The chip set offers performance identical to the hybrid receiver at lower total cost.

     These products feature small size, very low power consumption and excellent RF performance, and provide the system designer flexibility and fast time to market for emerging applications. The breadth of frequency ranges covers both North American and international frequency bands for low-power data transmission. The receiver's ASH architecture provides exceptional performance with extremely low harmonic radiation, allowing customers ease of international standards certification.

     The Virtual Wire(R) radio systems product offerings also include complete transceiver design and development kits which allow the system designer, who has minimal RF experience, the ability to apply wireless two-way data transfer to emerging applications. The application market for Virtual Wire(R) radio systems includes remote barcode data entry , remote meter reading and wireless thermostats.

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

     High-frequency clocks. The Company's high-frequency clock modules are used in high-speed computing and high-resolution graphics applications in the computer market segment. The Company's SAW-based clocks allow the customer to realize improved performance by providing a very stable frequency source which results in very low timing variations from one cycle to the next (commonly referred to as "jitter") and good symmetry across each cycle. New SMT packages were introduced in 1997 and complement the Company's leaded metal packaged product. Higher-speed, lower-cost clocks are in active design with select customer partners.

     Oscillators. The Company produces commercial and military fixed-frequency and voltage-controlled SAW oscillators. These products are supplied in leaded metal packages and used in applications such as microwave radios, identification friend or foe (IFF) transponders for commercial and military avionics, optical network communication systems and precision instrumentation.

FILTERS:

     The Company designs and manufactures four types of SAW filters: low-loss transversal, precision transversal, proximity-coupled and coupled-resonator. (See above discussion of coupled-resonator filter in Low-Power Components).

     Low-loss transversal filters and precision transversal filters are used in both digital cellular systems GSM and personal communications system (PCS) standards and in SONET repeaters. The low-loss filters are designed to minimize signal distortion in the frequency band the filter is designed to pass. The precision filters provide excellent amplitude and group delay flatness for fractional bandwidths of 2% or more.

     The proximity-coupled filters are narrow-band SAW filters used in cellular applications deploying the IS-54 Time Division Multiple Access (TDMA) standard and in cellular digital packetized data (CDPD) applications as intermediate frequency (IF) filters. Proximity filters are also used extensively in digital pagers and a number of analog cellular phone systems.

MANUFACTURING

     The manufacturing of the Company's products is a highly complex and precise process that is sensitive to a wide variety of factors, including the level of contaminants in the manufacturing environment, impurities in the materials used and the performance of manufacturing personnel and production equipment. Until the devices are enclosed or sealed within their final package, they are subject to contamination. Because of this, almost all operations prior to enclosure welding or sealing are performed in controlled environments such as clean-room environments. The Company has experienced in the past product shipment delays and lower-than-expected production yields. The Company has experienced in the past and may in the future experience a delay in transferring products from engineering to volume manufacturing status. There can be no assurance the manufacturing process will not result in shipment delays or loss of production yields that will materially and adversely increase the cost of manufacturing. The Company's manufacturing operations are housed in a single location. In addition, the Company has limited ability to outsource its manufacturing operations. As a result of the Company's substantial reliance on a single manufacturing facility, damage occurring to such facility, whether by act of nature or otherwise, may have a material adverse affect on the Company's manufacturing operations.

     The Company's customers demand an increasing level of quality. The Company has begun the process of implementing a program to achieve QS 9000 and ISO 9001 certification in 1998. There is no assurance that the Company can achieve these improvements to its operations. To the extent they are not achieved, the Company's operating results could be materially and adversely affected. The Company has in the past experienced sudden increases in demand which have put pressure on its manufacturing facilities to increase capacity to meet this demand. In addition, new products sometimes require different manufacturing processes than the Company currently possesses. The Company has devoted the bulk of its capital expenditures to increase capacity and improve its manufacturing processes. There can be no assurance that the Company can continue to increase its manufacturing capacity and improve its manufacturing processes in a timely manner so as to take advantage of increased market demand.

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

Assembly

     In assembly, there are three production areas which correspond to the three distinct types of packages being manufactured: TO39 components, module devices and SMT components.

     TO39 component manufacturing involves the assembly of single-die devices into leaded metal packaging. This method of assembly includes the Company's older low-power component products.

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

     During fiscal 1997, the Company began construction of two 6,000 square foot production facilities that will be utilized in 1998 to manufacture the TO39 components and module devices, respectively.

Source of Components

     While the Company uses standard components whenever possible, certain of the components used in the Company's SAW devices and modules are made to the Company's specifications. This is particularly true for specialized semiconductor manufacturers from whom the Company purchases several RF integrated circuits. These companies include Maxim Integrated Products Inc., Cal Eastern Labs Inc. and Kyocera America, Inc. The Company has experienced delays and quality control problems with certain of its single-source suppliers in the past. Although the Company is attempting to obtain second-source suppliers, the Company believes it will continue to be dependent upon single-source suppliers. Delays in delivery, quality problems or the inability of the Company to obtain the components required to manufacture the Company's products on a cost-effective basis could have a material adverse effect on the Company's business and results of operations.

SALES AND MARKETING

     The Company distributes its products in the United States through manufacturers' representatives managed by the Company's internal sales force. International sales are handled through a combination of manufacturers' representatives and direct sales management. During 1997, the Company expanded its sales structure in Western Europe and Israel to fifteen representatives and in Asia and South America to eleven representatives. The North American sales organization was restructured to include five additional representatives. The Company provides sales and marketing support in Europe from a sales office located near Paris, France. The Company's sales office in London, England was closed in 1997.

     Sales outside of North America accounted for approximately 50%, 50% and 47% of the Company's net sales during fiscal 1997, 1996 and 1995, respectively. The Company expects that international sales will continue to account for a significant portion of its total sales. There can be no assurance, however, that the Company will be able to maintain or increase international market demand for the Company's products or that the Company will be able to effectively meet that demand. The Company's international sales are currently denominated in U.S. currency. An increase in the value of the U.S. dollar relative to foreign currencies could make the Company's products more expensive and, therefore, potentially less competitive in those markets. A significant portion of the Company's business is in Asian markets which have been experiencing economic instability. There can be no assurance that the Company's sales to Asian markets will not be affected by such economic instability. Additional risks inherent in the Company's international business activities generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, costs and risks of localizing international operations, potentially adverse tax consequences, repatriation of earnings and the burdens of complying with a wide variety of foreign laws. There can be no assurance that such factors will not have an adverse effect on the Company's future results of operations.

     No single customer accounted for more than 8% of sales and the top 10 customers accounted for approximately 39% of total sales. Sales to major customers have fluctuated in the past, and there can be no assurance that sales to such customers will continue at previously achieved levels, if at all.

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

COMPETITION

     The markets for the Company's products are intensely competitive and are characterized by price erosion, rapid technological change and product obsolescence. In each of the markets for the Company's product, the Company competes with very large vertically integrated, international companies, including Matsushita Electric Industrial Co., LTD., Sanyo Electric Co., Siemens, Ag, Toyo Communication Equipment Co., LTD. and Murata Manufacturing Co., that have substantially greater financial, technical, sales, marketing, distribution and other resources, and broader product lines than the Company. The Company's competitors with greater financial resources or broader product lines may be able to engage in sustained price reductions in the Company's primary markets to gain market share. The Company also expects increased competition from existing competitors as well as competition from a number of companies that currently use SAW expertise largely for internal requirements. In addition, the Company experiences increased competition from companies that offer alternative solutions such as phase locked loop technology, which combines a semiconductor with a traditional crystal. The Company believes competitors may duplicate the Company's products, which could adversely affect selling prices and market share.

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

     RFM employs approximately 50 individuals in engineering and product development, including design engineers and scientists. They are responsible for new products from inception to the commencement of volume manufacturing and closely coordinate their work with the responsible product managers. The Company believes that the efforts of this group help to ensure that RFM's products provide an optimum system solution for the customer and are manufacturable at a competitive cost.

     From time to time, the Company has entered into agreements with customers to develop specific SAW devices for inclusion in the customer's end product. Pursuant to such agreements, the nonrecurring engineering ("NRE") cost associated with such development work, which is treated by the Company as cost of technology development sales, is generally reimbursed by the customer. Total technology development (or NRE) sales during fiscal years 1997, 1996 and 1995 were $318,000, $125,000 and $573,000, respectively. Costs related to these sales were included in the Company's cost of sales during these years. The Company considers the development of new products essential to increasing and maintaining sales.

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

     The electronics industry is characterized by uncertainty and conflicting intellectual property claims. The Company has in the past and may in the future become aware of the intellectual property rights of others that it may be infringing. There can be no assurance that the Company will not in the future be notified that it is infringing on other patents and/or other intellectual property rights of third parties. In the event of such alleged infringement, there can be no assurance that a license to the technology in question could be obtained on commercially reasonable terms, if at all, that litigation will not occur or that the outcome of such litigation will not be adverse to the Company. The failure to obtain necessary licenses or other rights, the occurrence of litigation arising out of such claims or an adverse outcome from such litigation could have a material adverse effect on the Company's business. In any event, patent litigation is expensive, and the Company's results of operations could be materially adversely affected by such litigation, regardless of its outcome.

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

EMPLOYEES

     As of August 31, 1997, the Company had a total of 552 employees, including 25 in sales, marketing and customer support; 51 in engineering and product development; 440 in manufacturing; and 36 in finance and administration. Of such employees, approximately 111 were temporary employees. With the exception of one employee located in sales locations in Europe, all of the employees of the Company are based at the Company's headquarters in the metropolitan area of Dallas, Texas. The Company's future success depends to a great degree upon the continued service of its key technical and senior management personnel and its continuing ability to attract and retain highly qualified technical and managerial personnel. Competition for such personnel is intense. There can be no assurance that the Company will be able to retain or continue to attract key managerial and technical employees. None of the Company's employees are represented by a labor union. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

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

     The Company's backlog at August 31, 1997, was approximately $12.9 million as compared to $11.4 million as of August 31, 1996. The Company includes in its backlog all purchase orders scheduled for delivery within the subsequent 12 months. The Company's backlog, although useful for scheduling production, does not represent actual sales and should not be used as a measure of future sales. All orders in backlog are subject to cancellation prior to 30 days before shipment without penalty at the option of the customer and to changes in delivery schedules. The Company's backlog is subject to fluctuations, and there can be no assurance that backlog as of any particular date will be a reliable measure of sales for any future period.

     The Company has improved its manufacturing operations to the point that many products can be manufactured with lead times of seven weeks or less. The Company typically receives and fulfills a significant portion of its orders within the quarter. As a result, the Company may not learn of revenue shortfalls until late in a fiscal quarter. Additionally, the Company's operating expenses are based in part on future revenues and are relatively fixed in the short term. Any revenue shortfall below its expectations could have an immediate and significant adverse effect on results of operations.

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

ITEM 3.   LEGAL PROCEEDINGS

      On June 7, 1996 the Company was served with a complaint filed by TimeKeeping Systems, Inc. ("TimeKeeping") in the Court of Common Pleas for Cuyahoga County, Ohio, captioned TimeKeeping Systems, Inc. v. R.F. Monolithics, Inc., No. 308658. The Company has removed the action to the United States District Court for the Northern District of Ohio, where it is pending as No. 1:96 CV 1451. The Company is the only defendant named in the complaint. The complaint purports to state a single cause of action for breach of contract and alleges that the Company failed to timely fulfill certain purchase orders TimeKeeping issued in 1995. A motion for Leave to amend was granted, which permitted TimeKeeping to add claims for fraud and spoliation of evidence, and a continuation was granted. The complaint seeks compensatory damages of $4,000,000 and punitive damages in the amount of $250,000. The Company has submitted a counterclaim for $33,000 in unpaid billings plus related legal expenses. The Company believes that the allegations in the Timekeeping complaint are without merit and intends to vigorously defend itself against such action.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the quarter ended August 31, 1997.

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


                                     HIGH             LOW
                                     ----             ---
     1996:
      First Quarter                   9 5/8           6 5/8
      Second Quarter                  7 1/4           5 5/8
      Third Quarter                  11 3/4           6 1/8
      Fourth Quarter                 11 1/8           6 3/8

     1997:
      First Quarter                  11 3/4           7 1/8
      Second Quarter                 11 1/2           8 5/8
      Third Quarter                  15 1/4           9 1/2
      Fourth Quarter                 26 5/8          14 1/4

     The Company has not paid dividends on its Common Stock and presently intends to continue this policy in order to retain earnings for use in its business. The Company had approximately 200 stockholders of record as of November 15, 1997 (which number does not include the number of stockholders whose shares are held of record by a brokerage house or clearing agency, but does include such brokerage house or clearing agency as one record holder). The last sales price for RFMI's Common Stock, as reported by NASDAQ on November 15, 1997, was $12.75.

ITEM 6.         SELECTED FINANCIAL DATA

                                                                                      YEAR ENDED AUGUST 31,
                                                                                      ---------------------
                                                                          1997      1996      1995      1994      1993
                                                                          ----      ----      ----      ----      ----
                                                                       (IN THOUSANDS, EXCEPT EARNINGS PER SHARE AMOUNTS)
STATEMENT OF INCOME DATA:

Sales                                                                   $47,692   $35,718   $32,141   $24,787   $17,058

Cost of sales                                                            28,136    22,336    20,253    15,372    11,333
                                                                        -------   -------   -------   -------   -------

Gross profit                                                             19,556    13,382    11,888     9,415     5,725

Gross profit margin %                                                      41.0 %    37.5 %    37.0 %    38.0 %    33.6 %

Research and development                                                  4,169     3,366     3,148     1,381       855
Sales and marketing                                                       5,842     4,391     4,300     3,517     2,825
General and administrative                                                3,391     2,747     2,266     2,104     1,597
                                                                        -------   -------   -------   -------   -------

  Total operating expenses                                               13,402    10,504     9,714     7,002     5,277
                                                                        -------   -------   -------   -------   -------

Income from operations                                                    6,154     2,878     2,174     2,413       448
Other income (expense), net                                                (142)     (107)      197      (139)      (41)
                                                                        -------   -------   -------   -------   -------

Income before income taxes and accounting change                          6,012     2,771     2,371     2,274       407
Income tax expense (benefit)                                              2,205       882       851        13      (128)
                                                                        -------   -------   -------   -------   -------

  Net income                                                            $ 3,807   $ 1,889   $ 1,520   $ 2,261   $   535
                                                                        =======   =======   =======   =======   =======

Earnings per share (pro forma prior to 1995)                            $  0.66   $  0.35   $  0.29   $  0.59   $  0.15
                                                                        =======   =======   =======   =======   =======

Weighted average common and common equivalent shares outstanding
  (pro forma prior to 1995)                                               5,790     5,429     5,325     3,830     3,538
                                                                        =======   =======   =======   =======   =======


BALANCE SHEET DATA (AT AUGUST 31):

Cash, cash equivalents and short-term investments                       $ 5,979   $ 6,060   $ 5,086   $ 6,555   $ 2,014
Working capital                                                          14,674    12,879     9,616     9,101     3,044
Total assets                                                             37,360    30,571    30,545    23,735    13,364
Long-term debt                                                            1,911     2,413     2,854       153       755
Shareholders' equity                                                     27,995    23,128    20,292    18,470     9,054

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     RFM designs, develops, manufactures and markets a broad range of RF components and modules for the low-power component, low-power Virtual Wire(R) radio system, frequency control module and filter product areas. The Company's products are based on SAW technology, and the Company's strategy is to leverage its RF design skills to provide SAW-based solutions to the current and emerging needs of the electronics industry. The Company's products include more than 500 resonators, filters, high-frequency clocks, oscillators, and transmitter and receiver modules. The Company's average selling prices within these product lines generally range from less than $1 to $30 for low-power products (components and radio systems), $10 to $350 for frequency control modules and $4 to $30 for filter products.

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

RESULTS OF OPERATIONS

     The following discussion relates to the financial statements of the Company for the fiscal year ended August 31, 1997 (current year or fiscal 1997), in comparison to the fiscal year ended August 31, 1996 (prior year or fiscal 1996), as well as the fiscal year ended August 31, 1995 (fiscal 1995). In addition, there is discussion of the financial statements for the three months ended August 31, 1997 (fourth quarter), in comparison to the three months ended August 31, 1996 (comparable quarter of the prior year).

     The following table sets forth, for the years ended August 31 (i) the percentage relationship of certain items from the Company's statements of income to total sales and (ii) the percentage change in these items from year to year:

                                               Percentage of Sales               Year-to-Year Change
                                          -----------------------------        -----------------------
                                                                                 1996 to      1995 to
                                           1997        1996       1995             1997         1996
                                           ----        ----       ----           -------      -------
Sales                                       100%        100%       100%               34%          11%

Cost of sales                                59          62         63                26           10
                                           ----        ----       ----           -------      -------
Gross profit                                 41          38         37                46           13

Research and development                      9           9         10                24            7
Sales and marketing                          12          12         13                33            2
General and administrative                    7           8          7                23           21
                                           ----        ----       ----           -------      -------
      Total operating expenses               28          29         30                28            8
                                           ----        ----       ----           -------      -------
      Income from operations                 13           9          7               114           32

Other income (expense), net                  -           -           1                33         (154)
                                           ----        ----       ----           -------      -------
      Income before income taxes             13           9          8               117           17

Income tax expense                            5           3          3               150            4
                                           ----        ----       ----           -------      -------
      Net Income                              8%          6%         5%              102%          24%
                                           ====        ====       ====           =======      =======

Sales

     The following table sets forth the components of the Company's sales and percentage relationship of the components to total sales for the periods indicated:

                                                                     Year Ended August 31,
                                  -----------------------------------------------------------------------------------------
                                            1997                            1996                            1995
                                  ------------------------        ------------------------        -------------------------
                                                    %                               %                               %
                                    Amount       of Total           Amount       of Total           Amount       of Total
                                    ------       --------           ------       --------           ------       --------
                                                                    (Dollars in thousands)
Product Sales:
  Low-power components             $36,118             76%         $25,764            72%          $19,673             61%
  Virtual Wire(R) radio systems      2,415              5            1,729             5               574              2
  Frequency control modules          3,429              7            6,064            17            10,304             32
  Filter                             5,412             11            2,036             6             1,017              3
                                   -------       --------          -------       -------           -------       --------
     Total product sales            47,374             99           35,593           100            31,568             98
Technology development                 318              1              125            -                573              2
                                   -------       --------          -------       -------           -------       --------
Total sales                        $47,692            100%         $35,718           100%          $32,141            100%
                                   =======       ========          =======       =======           =======       ========

     Product sales increased 33% in fiscal 1997 and 13% in fiscal 1996, primarily because of increased units shipped of the Company's low-power component and filter products. Low-power component sales increased 40% in fiscal 1997 and 31% in fiscal 1996. A significant portion of the 1997 and 1996 increase was due to the demand for the Company's surface-mount resonator products particularly to customers in automotive markets. In fiscal 1995, the Company brought its new SMT facility to production status, with gradually increasing production levels during fiscal 1995, 1996 and 1997.

     The Company believes that the markets for its low-power component products is approximately $100 million and is growing in terms of unit volume. These markets have attracted a number of large international competitors, particularly for the automotive segment. The increased competition has resulted in lower average selling prices in many cases. The Company believes that the impact of lower average selling prices may be significant enough in future periods to offset the impact of selling an increased number of units. There can be no assurance that sales for low-power components will continue to increase, or even stay at the same level they have been in previous periods.

     The Company has devoted a considerable amount of its capital, technical, sales and marketing resources into the Virtual Wire(R) radio systems products. It has developed and released to manufacturing status more than 25 individual product variations of Virtual Wire(R) radio products. The Company believes these types of products provide an opportunity to exploit its proprietary technology and pursue its strategy of focusing on value added products. The Company is helping more than 50 potential customers to incorporate these products into a wide variety of new applications. The timing of when any sales resulting from such new applications reach the production phase is dependent upon the timing of both the customers product development cycles and their product introduction cycles. There can be no assurance as to when or even if these new products will have a significant impact on the Company's sales.

     Filter sales increased 166% in fiscal 1997 and 100% in fiscal 1996 as a result of increased demand from customers in the telecommunications and wireless LAN markets. In future periods, the Company will devote significant resources to developing and supporting the growth of its filter products. The product development and introduction cycle for filter products takes between six months to a year to complete, therefore, the timing of any revenue in this area is unpredictable. There can be no assurance as to when or if this strategy to focus on filter products will have a significant impact on the Company's sales.

     Frequency control module sales decreased 43% in fiscal 1997 and 41% in fiscal 1996. These products accounted for only 7% of total sales in fiscal 1997, compared to 17 % in 1996 and 32% in fiscal 1995. Frequency control module sales in prior years predominately included sales to the Company's then largest customer, Digital Equipment Corporation ("Digital"), for use in systems based on the Alpha microprocessor. Sales to Digital decreased in fiscal 1997, 1996 and 1995, primarily as a result of lower average selling prices, as this customer converted to lower-priced units and, more recently, due to reduced sales units. The lower-priced units, in 1996, represented a new line of clock oscillator products that were introduced to respond to price competition from products that utilize phase lock loop technology. Digital accounted for approximately 1%, 10%, and 19% of total sales during fiscal 1997, 1996 and 1995, respectively.

     The Company's top five customers accounted for approximately 27%, 28% and 38% of the Company's total sales in fiscal 1997, 1996 and 1995, respectively. Over the last two fiscal years, a significant portion of the increased sales for the Company's new SMT products were due to new customers, which increased the total number of customers receiving RFM products. No single customer accounted for more than 8% of total sales in 1997. The reduction in the relative portion of sales to the Company's top five customers from 1995 to 1996 largely reflects the reduction in sales to the Company's then largest customer, Digital.

     International sales (primarily in Europe and Asia) were approximately 50% of the Company's total sales during fiscal 1997 compared to approximately 50% in fiscal 1996 and 47% in fiscal 1995. The Company considers all product sales with a delivery destination outside North America to be international sales. These sales are denominated primarily in U.S. currency. The Company intends to continue its focus on international sales in the future and expects that international sales will continue to represent a significant portion of its business. There can be no assurance, however, that this can be achieved.

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

Gross Profit Margin

     Gross profit margin increased to 41.0% in fiscal 1997, compared to 37.5% in fiscal 1996, and 37.0% in fiscal 1995, primarily as a result of increased gross profit margin for the Company's low-power component and filter products.
Margins for these products increased primarily due to a decrease in per-unit manufacturing costs which were the result of improved production processes that increased yields and productivity, and increased demand creating an increase in the number of units produced. The increased number of units produced allowed relatively high fixed overhead costs to be lower on a per-unit basis, particularly for the new SMT facility. In 1997, low-power products experienced a decrease in average sales price as a result of competitive pressures. This was not experienced in fiscal 1996 when improved gross profit margins were aided by increased average selling prices as a result of changes in product mix within this product line. There can be no assurance, however, that the trend toward lower per-unit manufacturing costs, that occurred in recent years, will continue. If average selling prices were to decrease faster than per unit manufacturing costs decrease, then the Company's gross profit margins would be adversely impacted.

     The improvement in low-power gross profit margins in both 1997 and 1996 was partially offset by a reduction in gross profit for the higher-margin frequency control module products. Historically, the Company has achieved substantially higher gross profit margins on its frequency control module products than its low-power products due in part to the higher engineering and technical content of the frequency control module products. These products accounted for only 7% of total sales in fiscal 1997, compared to 17% in fiscal 1996 and 32% in fiscal 1995. The decline in sales to Digital accounted for most of this impact. In addition, lower average selling prices for these products caused a decline in gross margins, despite lower per-unit manufacturing costs.

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

Research and Development

     Research and development expenses increased approximately 24% in fiscal 1997 and 7% in fiscal 1996. The increase in both fiscal 1997 and 1996 was due to increased staffing to support the increased sales growth of the Company and increased emphasis on process engineering and document control process for its operations. Since sales increased comparably to research and development expenses, such expenses maintained a level at 9% of total sales in fiscal 1997 and 1996. The Company believes that the continued development of its technology and new products is essential to its success and is committed to continuing its investment in research and development, which is expected to increase in absolute dollars in future periods.

Sales and Marketing

     Sales and marketing expenses increased approximately 33% in fiscal 1997 and 2% in fiscal 1996. These increases were due primarily to increased resources in the form of sales representative organizations and to increased sales commissions and marketing costs needed to support the Company's increased sales. Since sales increased comparably to sales and marketing expenses, such expenses maintained a level of 12% in fiscal 1997 and fiscal 1996. The Company expects to incur higher sales and marketing expenses in absolute dollars in future periods as it expands its sales and marketing efforts.

General and Administrative

     General and administrative expenses increased approximately 23% in fiscal 1997 and 21% in fiscal 1996. Such increases were primarily attributable to continued increased support for the Company's expansion and increased costs for write-offs of certain receivable accounts. There can be no assurance that the Company will not continue to incur bad debt write-offs as it expands its business to new customers and new geographic areas. The Company currently expects general and administrative expenses will increase in absolute dollars in future periods. Since sales increased faster than general and administrative expenses, such expenses decreased to 7% of sales in fiscal 1997 from 8% in fiscal 1996.

Other Income (Expense)

     During the current year, the Company repaid portions of its indebtedness as cash generated from operations allowed. This decrease in indebtedness caused a decrease in interest expense for fiscal 1997, compared to fiscal 1996, resulting in a net reduction of other income.

Income Tax Expense

     The Company's income tax expense was $2.2 million in fiscal 1997, compared to $882,000 in fiscal 1996, and $851,000 in fiscal 1995. Fiscal 1996 included the one-time favorable impact of $116,000 ($.02 per share), resulting from recognition of research and development tax credits.

     The Company's effective tax rate, exclusive of the fiscal 1996 one-time tax credit, was approximately 37%, 36% and 36% in fiscal 1997, 1996 and 1995, respectively.

Earnings per Share

     Net income increased 120% to $3.8 million in the current year as compared to $1.9 million in the prior year. The Company's earnings per share was $.66 per share for fiscal 1997, compared to $.35 per share for fiscal 1996 and $.29 per share for fiscal 1995.

Fourth Quarter of Fiscal 1997

     Unaudited quarterly financial data is presented in Note 12 of the accompanying financial statements.

     Sales for the fourth quarter increased 40% to $14.1 million, compared to $10.0 million in the comparable quarter of the prior year. The overall sales increase was primarily due to an increase in low-power component products and filter products sales of approximately 41% and 285%, respectively, compared to the comparable quarter of the prior year. This was primarily due to an increase in the number of units shipped, particularly for new SMT type products for automotive customers.

     Gross profit margins were 42.5% in the fourth quarter, compared to 40.0% for the comparable quarter of the prior year. This was primarily due to improvement in margins for the low-power component product line, resulting from a continued reduction in per-unit manufacturing costs for those products, particularly the new SMT products. This reduction in cost was due to increased productivity, improvements in yield and an increased number of units produced, allowing for fixed overhead expenses to be allocated over a larger number of units.

     Operating income for the fourth quarter was $2.3 million, or 16% of total sales. This compares to $1.1 million, or 11% of total sales, for the comparable quarter of the prior year. The increase in operating income as a percentage of total sales was due to gross margins improving and revenues increasing faster than operating expenses. Operating expenses increased $786,000 in the fourth quarter, compared to the comparable quarter of the prior year. This increase was due to the additional costs of supporting the Company's increased level of sales, increases in product and market development programs and system development programs. Earnings per share was $.23 in the fourth quarter, compared to $.13 for the comparable quarter of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

     Principal sources of liquidity at August 31, 1997, consisted of $6.0 million of cash, cash equivalents and short-term investments, and $7.6 million of unused credit facilities. The unutilized portion of the credit facilities includes $5.0 million under a line of credit agreement and $2.6 million under an equipment-collateralized operating lease facility. The equipment-collateralized operating lease facility was to be advanced in stages prior to December 31, 1997, and the Company is currently under negotiations to extend the current terms and conditions through the end of fiscal year 1998. The credit facilities contain financial covenants and restrictions relating to various matters, including a minimum net worth requirement, a minimum ratio of earnings before interest and taxes to interest expense and current maturity of the term loan, a minimum quick ratio and a maximum ratio of total liabilities to tangible net worth. As of August 31, 1997, the Company was in compliance with such covenants and restrictions.

     Net cash from operations increased to $5.9 million due to a $2.6 million increase in net income and noncash items included in net income, such as depreciation and amortization, offset by $.4 million additional cash used in working capital, such as trade accounts receivable and inventory.

     Cash used in investing activities in the current year was $6.0 million. Fiscal year 1997 and 1996 capital acquisitions included significant purchases of property and equipment to enhance the Company's manufacturing facilities.
The Company expects to acquire approximately $8 million to $12 million of capital equipment by the end of fiscal 1998, consisting primarily of equipment needed for its manufacturing facilities. Some of this equipment may be acquired under an equipment-collateralized operating lease facility.

     Net cash used in financing activities was $.4 million in 1997 and $.5 million in 1996. Funds raised from operations and exercises of stock options were mostly used to repay other debt and acquire property and equipment.

     The Company believes that cash generated from operations, if any, banking facilities, and the $6.0 million balance in cash and short-term investments will be sufficient to meet the Company's operating cash requirements through fiscal 1998. To the extent that these sources of funds are insufficient to also meet the Company's capital expenditure requirements, the Company will be required to raise additional funds. No assurance can be given that additional financing for capital expenditures will be available or, if available, that it will be available on acceptable terms.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is included in Appendix A attached hereto and incorporated by reference.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated by reference to Registrant's Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the 1998 Annual Meeting (the "Proxy Statement") under the heading "Nominees."

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

(b) The Company did not file any reports on Form 8-K during the quarter ended August 31, 1997.

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

     10.17              Master Lease Agreement between Registrant
                          and Banc One Leasing Corporation,
                          dated November 3, 1995. (5)
     10.18              Form of Restrictive Stock Bonus Agreement
                          to be entered November 30, 1995. (6)
     10.19              Loan Letter Agreement and Promissory Note
                          between the Registrant and Bank One, Texas,
                          N.A. dated March 8, 1996. (7)
     10.20              Promissory Note between the Company and
                          Gary A. Andersen dated March 28, 1996. (7)
     10.21              Change of Control Agreement between the Company
                          and Mr. Andersen and Mr. Densmore dated
                          December 18, 1995. (7)
     10.22              Separation and Consulting Agreement between the
                          Company and Mr. Andersen. (8)
     10.23              Form of Change of Control Agreement for
                          certain officers. (9)
     11.1               Computation of net income per share. (9)
     23.1               Consent of Deloitte & Touche LLP,
                          Independent Auditors. (9)
     24.1               Power of Attorney.  See page 22.

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

     (8) Previously filed as an exhibit to the Annual Report on Form 10-K for the year ended August 31, 1996, and incorporated herein by reference.

     (9)   Filed as an exhibit to this Annual Report on Form 10-K.

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

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 25th day of November, 1997.


RF MONOLITHICS, INC.


By:  /s/  SAM L. DENSMORE
     -------------------------------------
     Sam L. Densmore
     President and Chief Executive Officer

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 25th day of November, 1997.



/s/   SAM L. DENSMORE                        /s/   DEAN C. CAMPBELL
--------------------------------             --------------------------------
Sam L. Densmore                              Dean C. Campbell
CEO, President & Director                    Director


/s/ JAMES P. FARLEY                          /s/  MATTHEW J. DESCH
--------------------------------             --------------------------------
James P. Farley                              Matthew J. Desch
VP Finance and Controller                    Director


/s/   MICHAEL R. BERNIQUE                    /s/  FRANCIS J. HUGHES, JR.
--------------------------------             --------------------------------
Michael R. Bernique                          Francis J. Hughes, Jr.
Director                                     Director


/s/  CORNELIUS C. BOND, JR.
--------------------------------
Cornelius C. Bond, Jr.
Director

                                   APPENDIX A

                                        ----------------------------------------
                                        RF Monolithics, Inc.
                                        Financial Statements as of
                                        August 31, 1997 and 1996, and for
                                        Each of the Three Years in the
                                        Period Ended August 31, 1997, and
                                        Independent Auditors' Report

RF MONOLITHICS, INC.
INDEX TO FINANCIAL STATEMENTS -
ITEM 8 OF FORM 10-K
--------------------------------------------------------------------------------

                                                                          PAGE

INDEPENDENT AUDITORS' REPORT                                              F-2

FINANCIAL STATEMENTS AND NOTES:

 Balance Sheets as of August 31, 1997 and 1996                            F-3

 Statements of Income for the Years Ended August 31, 1997, 1996 and 1995  F-4

 Statements of Stockholders' Equity for the Years Ended
  August 31, 1997, 1996 and 1995                                          F-5

 Statements of Cash Flows for the Years Ended
  August 31, 1997, 1996 and 1995                                          F-6

 Notes to Financial Statements                                            F-7

 INDEPENDENT AUDITORS' REPORT

 To the Board of Directors and Stockholders of RF Monolithics, Inc.:

 We have audited the accompanying balance sheets of RF Monolithics, Inc. as of August 31, 1997 and 1996, and the related statements of income, stockholders' equity, and cash flows for each of the three years in the period ended August 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

 In our opinion, such financial statements present fairly, in all material respects, the financial position of RF Monolithics, Inc. as of August 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 1997, in conformity with generally accepted accounting principles.

 Dallas, Texas
 October 14, 1997

RF MONOLITHICS

BALANCE SHEETS
AUGUST 31, 1997 AND 1996
(In Thousands)
-------------------------------------------------------------------------------



ASSETS                                                               1997       1996
CURRENT ASSETS:
   Cash and cash equivalents (Note 1)                            $    482    $  1,029
   Short-term investments  (Note 1)                                 5,487       5,031
   Trade receivables, less allowance of $440 and
    $283 in 1997 and 1996 respectively (Note 5)                     9,517       6,703
   Inventories (Notes 2 and 5)                                      4,934       3,935
   Prepaid expenses and other                                         961         536
   Deferred income tax benefits (Note 9)                              747         675
                                                                 --------    --------

           Total current assets                                    22,128      17,909

PROPERTY AND EQUIPMENT - Net (Notes 3 and 5)                       13,694      10,321

DEFERRED INCOME TAX BENEFITS (Note 9)                                 890       1,614

OTHER ASSETS - Net (Note 4)                                           648         727
                                                                 --------    --------
TOTAL                                                            $ 37,360    $ 30,571
                                                                 ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Notes payable - current portion (Note 5)                      $    500    $  1,500
   Capital lease obligations - current portion (Note 6)               665         329
   Accounts payable - trade                                         2,135       1,033
   Accounts payable - construction and equipment                      604         142
   Accrued expenses and other liabilities                           2,965       1,972
   Income taxes payable (Note 9)                                      585          54
                                                                 --------    --------
           Total current liabilities                                7,454       5,030

LONG-TERM DEBT - Less current portion:
   Notes payable (Note 5)                                           1,005       1,505
   Capital lease obligations (Note 6)                                 906         908
                                                                 --------    --------
           Total long-term debt                                     1,911       2,413

COMMITMENTS AND CONTINGENCIES (Notes 6 and 11)

STOCKHOLDERS' EQUITY (Notes 5 and 7):
   Common stock:  $.001 par value, 20,000 shares authorized;
    5,514 and 5,314 shares issued and outstanding in 1997
    and 1996, respectively                                              6           5
   Additional paid-in capital                                      25,535      24,547
   Retained earnings (accumulated deficit)                          2,593      (1,214)
   Unearned compensation                                             (142)       (210)
   Unrealized gain on short-term investments (Note 1)                   3         --
                                                                 --------    --------
           Total stockholders' equity                              27,995      23,128
                                                                 --------    --------
TOTAL                                                            $ 37,360    $ 30,571
                                                                 ========    ========

See notes to financial statements.

RF MONOLITHICS, INC.

STATEMENTS OF INCOME
YEARS ENDED AUGUST 31, 1997, 1996 AND 1995
(In Thousands, Except Per-Share Amounts)
--------------------------------------------------------------------------------



                                                        1997       1996        1995
SALES (Note 8)                                       $ 47,692    $ 35,718    $ 32,141

COST OF SALES                                          28,136      22,336      20,253
                                                     --------    --------    --------
GROSS PROFIT                                           19,556      13,382      11,888

OPERATING EXPENSES:
   Research and development                             4,169       3,366       3,148
   Sales and marketing                                  5,842       4,391       4,300
   General and administrative                           3,391       2,747       2,266
                                                     --------    --------    --------
           Total                                       13,402      10,504       9,714
                                                     --------    --------    --------
INCOME FROM OPERATIONS                                  6,154       2,878       2,174

OTHER INCOME (EXPENSE):
   Interest income                                        288         337         302
   Interest expense                                      (351)       (488)       (184)
   Other                                                  (79)         44          79
                                                     --------    --------    --------
           Total                                         (142)       (107)        197
                                                     --------    --------    --------
INCOME BEFORE INCOME TAXES                              6,012       2,771       2,371

INCOME TAX EXPENSE (Note 9) - Current and deferred      2,205         882         851
                                                     --------    --------    --------
NET INCOME                                           $  3,807    $  1,889    $  1,520
                                                     ========    ========    ========
EARNINGS PER SHARE                                   $    .66    $    .35    $    .29
                                                     ========    ========    ========
WEIGHTED AVERAGE COMMON AND COMMON
   EQUIVALENT SHARES OUTSTANDING                        5,790       5,429       5,325
                                                     ========    ========    ========



See notes to financial statements.

RF MONOLITHICS, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED AUGUST 31, 1997, 1996 AND 1995
(In Thousands)
--------------------------------------------------------------------------------




                                                                              Retained
                                                Common Stock      Additional  Earnings                 Unrealized
                                             ------------------    Paid-In   (Accumulate  Unearned      Gain on
                                              Shares    Amount     Capital     Deficit)   Compensation Investments  Total
BALANCE, SEPTEMBER 1, 1994                    4,956    $      5   $ 23,088    $ (4,623)     $   --      $   --    $ 18,470

   Common stock options exercised,
    including tax benefit (Note 9)               68          --        280          --          --          --         280

   Unrealized gain on investments
    (Note 1)                                     --          --         --          --          --          22          22

   Net income                                    --          --         --       1,520          --          --       1,520
                                             ------    --------   --------    --------    --------     -------    --------

BALANCE, AUGUST 31, 1995                      5,024           5     23,368      (3,103)         --          22      20,292

    Common stock granted to employees
   (Note 7)                                      51          --        362          --        (362)         --          --

   Forfeiture of common stock grants
    (Note 7)                                    (17)         --       (119)         --         119          --          --

   Amortization of unearned compensation
    (Note 7)                                     --          --         --          --          33          --          33

   Issuance of common stock under the
    Purchase Plan (Note 7)                       24          --        137          --          --          --         137

   Common stock options exercised,
    including tax benefit (Note 9)              232          --        799          --          --          --         799

   Change in unrealized gain on
    investments (Note 1)                         --          --         --          --          --         (22)        (22)

   Net income                                    --          --         --       1,889          --          --       1,889
                                             ------    --------   --------    --------    --------     -------    --------

BALANCE, AUGUST 31, 1996                      5,314           5     24,547      (1,214)       (210)         --      23,128

   Common stock options exercised,
    including tax benefit (Note 9)              132           1        596          --          --          --         597

   Amortization of unearned
    compensation (Note 7)                        --          --         --          --          68          --          68

   Issuance of common stock under
    the Purchase Plan (Note 7)                   68          --        392          --          --          --         392

   Change in unrealized gain on
    investments (Note 1)                         --          --         --          --          --           3           3

   Net income                                    --          --         --       3,807          --          --       3,807
                                             ------    --------   --------    --------    --------     -------    --------

BALANCE, AUGUST 31, 1997                      5,514           6     25,535    $  2,593    $   (142)    $     3    $ 27,995
                                             ======    ========   ========    ========    ========     =======    ========


See notes to financial statements.

RF MONOLITHICS, INC.

STATEMENTS OF CASH FLOWS
YEARS ENDED AUGUST 31, 1997, 1996 AND 1995
(In Thousands)
--------------------------------------------------------------------------------



                                                                                1997       1996      1995
OPERATING ACTIVITIES:
   Net income                                                                 $ 3,807    $ 1,889    $ 1,520
   Noncash items included in net income:
      Deferred taxes and valuation allowance                                      652        291        585
      Depreciation and amortization                                             2,947      2,532      1,576
      Provision for doubtful accounts                                             157        257         75
      (Gain) loss on sale of assets                                                (9)        31         --
      Other                                                                        68         33        (10)
   Cash from (used in) operating working capital:
      Trade receivables                                                        (2,971)      (765)    (1,396)
      Inventories                                                                (999)       773     (2,720)
      Prepaid expenses and other                                                 (425)       (59)      (295)
      Accounts payable - trade                                                  1,102     (1,583)     1,036
      Accrued expenses and other liabilities                                      993        203        145
      Income taxes payable                                                        531         25        (55)
                                                                              -------    -------    -------

           Net cash from operating activities                                   5,853      3,627        461
                                                                              -------    -------    -------

INVESTING ACTIVITIES:
   Increase in short-term investments                                          (5,481)    (5,031)    (4,640)
   Decerase in short-term investments                                           5,028      4,631      4,916
   Acquisition of property and equipment                                       (5,550)    (2,114)    (4,439)
   Proceeds from sale of assets                                                    34         33         --
   Increase (decrease) in other assets                                              9        (13)       (92)
                                                                              -------    -------    -------

           Net cash used in investing activities                               (5,960)    (2,494)    (4,255)
                                                                              -------    -------    -------

FINANCING ACTIVITIES:
   Borrowings on notes payable                                                     --      2,385      3,558
   Repayments of notes payable                                                 (1,500)    (2,921)       (17)
   Repayments of capital lease obligations                                       (391)      (302)      (346)
   Borrowings (repayments) of accounts payable - construction and equipment       462       (631)       245
   Common stock issued for options exercised                                      598        799        280
   Common stock issued under the Purchase Plan                                    391        137         --
   Accrual (payment) of costs of initial public offering                           --         --       (674)
   Dividends paid on preferred stock                                               --         (4)      (467)
                                                                              -------    -------    -------

           Net cash from (used in) financing activities                          (440)      (537)     2,579
                                                                              -------    -------    -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 (547)       596     (1,215)

CASH AND CASH EQUIVALENTS:
   Beginning of year                                                            1,029        433      1,648
                                                                              -------    -------    -------

   End of year                                                                $   482    $ 1,029    $   433
                                                                              =======    =======    =======

SUPPLEMENTAL INFORMATION:
   Interest paid                                                              $   352    $   507    $   184
                                                                              =======    =======    =======

   Income taxes paid                                                          $   761    $   132    $   173
                                                                              =======    =======    =======

   Noncash investing and financing activities:
      Property and equipment acquisitions by debt                             $   725    $    18    $ 1,563
                                                                              =======    =======    =======

   Total cash and noncash property and equipment additions                    $ 6,274    $ 2,132    $ 6,002
                                                                              =======    =======    =======


See notes to financial statements.

RF MONOLITHICS, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED AUGUST 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   BUSINESS - RF Monolithics, Inc. (the Company) designs, develops, manufactures and markets a broad range of radio frequency (RF) component and module products in four areas: low-power components, low-power Virtual Wire radio systems, frequency control modules and filters. The Company's products, which are based on surface acoustic wave (SAW) technology, address the growing requirements in the electronics markets for miniaturization, reduced power consumption, increased precision, and greater reliability and durability. These products are incorporated into application designs in five primary markets: automotive, computer, consumer, industrial and telecommunications, and are sold primarily in North America, Europe and Asia.

   FINANCIAL STATEMENT PREPARATION requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and revenues and expenses for the period. Actual results could differ significantly from those estimates.

   REVENUES are recognized when products are shipped. The Company permits the return of damaged or defective products and accepts limited amounts of product returns in other instances. Accordingly, the Company provides allowances for the estimated amounts of these returns at the time of revenue recognition.

   CASH EQUIVALENTS represent liquid investments with maturities at the date of acquisition of three months or less.

   SHORT-TERM INVESTMENTS represent primarily government and corporate obligations with original maturities at the date of acquisition of three or more months which are classified as available-for-sale and are stated at fair value. At August 31, 1997, the original investment cost was $5,481,000, resulting in an unrealized gain of $5,000 ($3,000 net of taxes). At August 31, 1996, the original investment cost approximated fair value.

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

   EARNINGS PER SHARE are computed based on the weighted average number of common shares and dilutive common equivalent shares from common stock options (using the treasury stock method).

   In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," which establishes new standards for computing and presenting earnings per share and is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. The Company does not expect the adoption of SFAS No. 128 to have a significant impact upon the Company's reported earnings per share.

   STOCK-BASED COMPENSATION arising from stock option grants is accounted for by the intrinsic value method under APB Opinion No. 25. SFAS No. 123, "Accounting for Stock-Based Compensation," was effective for the Company beginning September 1, 1996. This statement requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. As permitted by SFAS No. 123, the Company will continue to apply APB Opinion No. 25 to its stock-based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share (Note 7).

   RECLASSIFICATIONS have been made to certain 1995 and 1996 amounts to conform to the 1997 presentation.

2. INVENTORIES

   Inventories consist of the following (in thousands):

                                               1997           1996

   Raw materials and supplies                $   2,569      $   1,904
   Work in process                               1,239            763
   Finished goods                                1,126          1,268
                                             ---------      ---------

   Total                                     $   4,934      $   3,935
                                             =========      =========


3. PROPERTY AND EQUIPMENT

   Property and equipment consist of the following (in thousands):


                                                                                               1997         1996
        Machinery and equipment                                                              $ 16,684      $14,646
        Equipment under capital leases (Note 6)                                                 2,516        1,792
        Construction in progress                                                                3,021          126
        Leasehold improvements                                                                  2,651        2,221
        Capitalized SMT facility start-up costs                                                   579          579
        Office furniture                                                                          310          202
                                                                                             --------      -------

        Total                                                                                  25,761       19,566

        Less accumulated depreciation and amortization (including $763 and
           $473 in 1997 and 1996, respectively, for capital leases)                            12,067        9,245
                                                                                             --------      -------

        Property and equipment - net                                                         $ 13,694      $10,321
                                                                                             ========      =======



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

4. OTHER ASSETS

   Other assets consist of the following (in thousands):


                                                                                         1997         1996

        Patents, less accumulated amortization of $221 and
            $152 in 1997 and 1996, respectively                                        $   366      $   427
        Patent deposits                                                                    209          276
        Other                                                                               73           24
                                                                                       -------      -------

        Total                                                                          $   648      $   727
                                                                                       =======      =======


5. NOTES PAYABLE

    Notes payable at August 31, 1997 and 1996, consist of the following (in thousands):

                                                                                              1997           1996

  Note payable  under  $5,000  revolving  line-of-credit  facility  which  expires
  December 31, 1997,  bearing  interest at the bank's prime floating rate or LIBOR
  (8.5% at August 31, 1997),  subject to certain  covenants  generally  related to working capital,  shareholder's  equity and earnings and  collateralized  by all accounts receivable, inventory and equipment purchased on or subsequent to March
  1, 1996 (net book value of $3,595 at August 31, 1997), excluding leased equipment          $      -       $   1,000


  Note payable under $2,500  equipment term loan facility payable in equal monthly installments,  maturing  five  years  from  the  date of each  advance,  bearing interest at the bank's prime  floating rate or LIBOR (8.5% to 8.9% at August 31,
  1997),  subject  to certain  covenants  generally  related  to working  capital, shareholder's  equity and earnings and  collateralized by certain equipment (net
  book value of $4,869 at August 31, 1997)                                                      1,505          2,005
                                                                                            ---------      ---------

  Total                                                                                         1,505          3,005

  Less current portion                                                                            500          1,500

                                                                                            ---------      ---------
  Long-term portion                                                                         $   1,005      $   1,505
                                                                                            =========      =========


  Long-term debt matures as follows: $500 in 1998, $500 in 1999, $483 in 2000 and $22 in 2001.


  At August 31, 1997, the available unused balance under the revolving line-of-credit facility is $5.0 million.

6. LEASES AND OTHER COMMITMENTS

   The Company has entered into noncancelable capital and operating lease agreements for its manufacturing facility and certain equipment. Rent expense under the operating leases in 1997, 1996 and 1995 was $748,000, $486,000 and $294,000, respectively. Minimum future rental commitments under the capital and operating leases at August 31, 1997, are as follows (in thousands):

                                                                               Capital
                                                                                Lease         Operating
                                                                             Obligations       Leases

Fiscal year ending August 31:
   1998                                                                          $   665     $   923
   1999                                                                              698         866
   2000                                                                              376         782
   2001                                                                                -         443
   2002                                                                                -         382
   Thereafter                                                                          -         351
                                                                                 -------     -------

Total minimum payments                                                             1,739     $ 3,747
                                                                                             =======


Less amounts representing interest                                                   168
                                                                                 -------
Total present value of net minimum lease payments at August 31, 1997               1,571

Less current portion                                                                 665
                                                                                 -------
Long-term portion                                                                $   906
                                                                                 =======



   The Company has a $1,500,000 equipment lease facility with a bank which was fully utilized at August 31, 1997. Borrowings under this facility, which are presented as capital lease obligations, are due in monthly installments over a five-year period from the date of each advance.

   Lease obligations, which are presented as operating lease obligations in the above table, are under a $3,500,000 equipment lease facility, of which the Company had utilized $684,308 at August 31, 1997. Payments are due in monthly installments over a four-year period from the date of each advance. The Company is currently negotiating an extension of this lease facility.

   CONSULTING AGREEMENT - In August 1996, the Company entered into a contract for future consulting services and noncompete agreement with a former officer of the Company. Pursuant to the agreement, the Company will pay the former officer approximately $13,000 per month until February 28, 1998, unless terminated earlier by the former officer. The former officer has agreed not to compete with the Company for a period ending one year after the termination of the consulting agreement.

7. CAPITAL STOCK

   Preferred stock of 5,000,000 shares with $.001 par value is authorized; none was issued at August 31, 1997 and 1996. Rights, preferences and other terms of the preferred stock will be determined by the Board of Directors at the time of issuance.

   STOCK OPTIONS - Under terms of the 1982 Stock Option Plan (1982 Plan), nonqualified and incentive options to purchase common stock may be granted to key employees at the discretion of the board of directors and subject to certain restrictions. Only incentive stock options have been granted under this plan. Generally, one forty-eighth of the shares optioned become exercisable each month beginning at the date of grant. The options expire ten years after the date of grant. At August 31, 1997, there are 484,431 options outstanding and 90,557 options available for grant under this plan.
   A summary of the activity for the 1982 Plan follows:

                                                                       Exercise
                                                            Shares      Price

  Options outstanding September 1, 1994                     62,499   $4.50-$6.00
  Granted:
     1995                                                     -           -
     1996                                                  327,000    6.25-8.50
     1997                                                  215,500   8.125-22.50
  Exercised:
     1995                                                  (10,714)      6.00
     1996                                                  (31,750)      6.25
     1997                                                  (31,276)  4.50-10.125
  Expired:
     1995                                                  (14,286)       6.00
     1996                                                  (20,250)   6.25-8.50
     1997                                                  (12,292)   6.25-8.25
                                                          --------

  Options outstanding at August 31, 1997                   484,431    6.25-22.50
                                                          ========

  Exercisable at August 31, 1997                           145,076    6.25-14.75
                                                          ========


   Under terms of the 1986 Stock Option Plan (1986 Plan), nonqualified options to purchase common stock may be granted to key employees and consultants at the discretion of the board of directors, subject to certain restrictions. Generally, one forty-eighth of the shares optioned become exercisable each month beginning at the date of grant. The options expire ten years after the date of grant. At August 31, 1997, there are 248,560 options outstanding and 21,638 options available for grant under this plan. A summary of the activity for the 1986 Plan is as follows:

                                                                              Exercise
                                                                   Shares      Price

  Options outstanding at September 1, 1994                         617,133   $.60-$9.00
  Granted:
     1995                                                            7,333      7.25
     1996                                                             -          -
     1997                                                             -          -
  Exercised:
     1995                                                          (57,166)   .60-7.25
     1996                                                         (200,243)   .60-6.00
     1997                                                          (93,718)   .60-7.25
  Expired:
     1995                                                          (11,922)   .60-9.00
     1996                                                           (9,047)   .60-7.25
     1997                                                           (3,810)   .60-4.50
                                                                  --------

  Options outstanding at August 31, 1997                           248,560    .60-7.50
                                                                  ========

  Exercisable at August 31, 1997                                   220,720   $.60-$7.50
                                                                  ========




   Under the terms of the Non-Employee Director Stock Option Plan (Director
   Plan), options to purchase common stock may be granted every January 1 to each director who is not an officer of the Company. One-fourth of the shares optioned become exercisable on the first anniversary of the date of grant and one forty-eighth of the shares optioned become exercisable each month thereafter, with all options fully exercisable four years after the date of grant. The options expire ten years after the date of grant. At August 31, 1997, there are 70,768 options outstanding and 97,000 options available for grants. A summary of the activity for the Director Plan is as follows:


                                                                              Exercise
                                                               Shares          Price

  Options outstanding at September 1, 1994                     37,500           $6.50
  Granted:
     1995                                                      13,500           10.875
     1996                                                      13,500            6.00
     1997                                                      13,500            9.125
  Exercised:
     1997                                                      (7,232)           6.50
                                                              -------
  Options outstanding at August 31, 1997                       70,768         6.00-10.875
                                                              =======
  Exercisable at August 31, 1997                               35,736        $6.50-$10.875
                                                              =======

   Options under the above plans are granted at prices equal to or greater than the estimated fair value of the common stock at grant dates as determined by the board of directors.

   In October 1997, in conjunction with the appointment of two new members of the board of directors, the Company granted, to certain non-employee directors, options to purchase 25,000 shares of the Company's common stock at an exercise price of $27.0625 per share.

   EMPLOYEE STOCK PURCHASE PLAN - In 1994, the Company adopted an employee stock purchase plan (Purchase Plan). In connection with the adoption of the Purchase Plan, the Company reserved 175,000 shares of its common stock.
   Under terms of the Purchase Plan, rights to purchase common stock may be granted to eligible employees at the discretion of the board of directors, subject to certain restrictions. The Purchase Plan enables eligible employees of the Company to purchase shares of common stock at not less than 85% of the fair market value of the common stock at the determination date through payroll withholding. A summary of the activity for the employee stock purchase plan is as follows:




                                                   Purchase
                                    Shares         Proceeds

  June 30, 1996                     24,310       $   138,896
  December 31, 1996                 29,426           167,166
  June 30, 1997                     38,728           224,855
                                   -------       -----------

  Total                             92,464       $   530,917
                                   -------       -----------



   COMMON SHARES reserved at August 31, 1997, for possible future conversion or issuance are as follows:



  Options granted:
     1982 Plan                                                484,431
     1986 Plan                                                248,560
     Director Plan                                             70,768
                                                           ----------

             Total shares contingently issuable               803,759

  Options and purchase rights available for grants:
     1982 Plan                                                 90,557
     1986 Plan                                                 21,638
     Director Plan                                             97,000
     Purchase Plan                                             82,536
                                                           ----------

             Total                                            291,731
                                                           ----------
  Total common shares reserved                              1,095,490
                                                           ==========


   COMMON STOCK GRANTS - In January 1995, the Company granted 51,700 shares of its common stock to key employees of the Company. Based on a share price of $7.00 per share at the measurement date, the Company recorded unearned compensation of $361,900. One-fourth of the shares granted became exercisable on November 27, 1996, November 27, 1997, November 27, 1998, and November 27, 1999, respectively. During 1996, certain employees who were granted 17,000 shares terminated their employment with the Company. All shares granted to these employees were reacquired and retired. In 1996, compensation expense related to remaining common stock grants was approximately $68,000 and $33,000.

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

   The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock option plans. Accordingly, no compensation cost (generally measured as the excess, if any, of the quoted market price of the common stock at the date of the grant over the amount an employee must pay to acquire the common stock) has been recognized for the Company's stock option plans. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," issued by the Financial Accounting Standards Board in 1995, prescribed a method to record compensation cost for stock-based employee compensation plans at fair value. Pro forma disclosures as if the Company had adopted the cost recognition requirements under SFAS No. 123 in 1997 and 1996 are presented below.
   Because the SFAS No. 123 method of accounting has not been applied to options granted prior to September 1, 1995, the resulting pro forma compensation cost may not be representative of that expected in future years.

                                                                                     Years Ended
                                                                           ---------------------------------
                                                                                1997             1996

  Net income (in thousands):
     As reported                                                               $     3,807      $     1,889
     Pro forma                                                                       3,251            1,605

  Earnings per share:
     As reported                                                               $      0.66      $      0.35
     Pro forma                                                                        0.56             0.30

  Stock options issued                                                             229,000          340,500

  Weighted average exercise price                                              $      9.40      $      6.65

  Average compensation value of options granted per option                     $      4.75      $      3.31


   Compensation cost (for current-year grants) was calculated in accordance with the binomial model, using the following assumptions: (i) expected volatility computed using the monthly average of the Company's common stock market price as listed on the New York Stock Exchange for the period July 28 ,1994, date of the Company's initial public offering, through August 1997, which market price volatility averaged 60%; (ii) expected dividend yield of 0%; (iii) expected option term of six years; and (iv) risk-free rate of return as of the date of grant, which ranged from 5.5% to 6.5%, based on extrapolated yield of five- and seven-year U.S. Treasury securities.

8. SIGNIFICANT CUSTOMER AND EXPORT SALES

   Sales to a significant customer and export sales to foreign markets as a percent of the Company's total revenues are as follows:



                                     1997       1996       1995

   Significant customer                1%        10%        19%

   Export sales:
      North America                   50%        50%        53%
      Europe                          32         28         24
      Asia                            14         18         19
      Other                            4          4          4
                                     ---        ---        ---

   Total export sales                100%       100%       100%
                                     ===        ===        ===




9. INCOME TAXES

   The tax effects of significant items comprising the Company's net deferred income tax benefits as of August 31, 1997 and 1996, are as follows (in thousands):

                                                                      1997           1996

     Accruals and valuation allowances not currently deductible      $      666     $      567
     Inventory costs capitalized for tax purposes                            81            107
     Other                                                                   -               1
                                                                     ----------     ----------

     Total current                                                          747            675

     Book over tax (tax over book) depreciation                             109            (83)
     Tax net operating loss (NOL) and tax credit carryforwards              781          1,697
                                                                     ----------     ----------

     Total noncurrent                                                       890          1,614
                                                                     ----------     ----------

     Total deferred income tax benefit                               $    1,637     $    2,289
                                                                     ==========     ==========




   Management believes that no valuation allowance against the deferred tax benefits is necessary at August 31, 1997 or 1996.

   The resulting income tax expense is shown below (in thousands):



                                 1997          1996         1995

   Current - federal          $   1,359      $   484      $   198
   Current - state                  194          107           81
   Deferred                         652          291          572
                              ---------      -------      -------

                              $   2,205      $   882      $   851
                              =========      =======      =======




   A reconciliation between income taxes computed at the federal statutory rate and income tax expense is shown below (in thousands):

                                                                                1997         1996         1995

  Income taxes computed at federal statutory rate                            $   2,044     $   942      $   806
  State income tax expense - net of federal
     income tax benefit                                                            128          71           53
  Research and development tax credit                                                -        (116)           -
  Expiration of investment and research and development
    tax credits                                                                      -          30            -
  Expenses not deductible for tax purposes                                          20          14           15
  Other                                                                             13         (59)         (23)
                                                                             ---------     -------      -------

  Total income tax expense                                                   $   2,205     $   882      $   851
                                                                             =========     =======      =======



   As of August 31, 1997, the following income tax carryforwards are available to reduce future federal income tax liabilities (in thousands):

                                                                                               Period
                                                                                    Amount    Expiring

  Investment tax credits                                                            $    31   1997-1998
  Research and development tax credits                                                  589   1997-2011
  Alternative minimum federal income tax benefits                                       161   No expiration
                                                                                    -------

                                                                                    $   781
                                                                                    =======



10. EMPLOYEE BENEFIT PLAN

   The Company has a profit sharing plan under Section 401(k) of the Internal Revenue Code, which covers substantially all employees. The Company may match employee contributions at a rate determined by the board of directors. No matching contributions were made in 1997, 1996 or 1995.

11. LITIGATION

   On June 7, 1996, the Company was served with a complaint filed by TimeKeeping Systems, Inc. ("TimeKeeping"). The complaint purports to state a single cause of action for breach of contract and alleges that the Company failed to timely fulfill certain purchase orders TimeKeeping issued in 1995. A motion to amend was granted, which permitted TimeKeeping to add claims for fraud and spoliation of evidence, and continuation was granted. The complaint seeks compensatory damages of $4,000,000 and punitive damages in the amount of $250,000. The Company has removed the action to the United States District Court for the Northern District of Ohio. The Company has submitted a counterclaim for $33,000 in unpaid billings plus related legal expenses. The Company believes that the allegations in the TimeKeeping complaint are without merit and intends to vigorously defend itself against such action.

12. QUARTERLY INFORMATION (UNAUDITED)

   Selected unaudited quarterly financial data is as follows (in thousands, except per-share amounts):



                                        Fiscal 1997 Quarter Ended                 Fiscal 1996 Quarter Ended
                                ------------------------------------------  ---------------------------------------
                                 Nov. 30   Feb. 28     May 31    Aug. 31    Nov. 30  Feb. 29   May 31    Aug. 31

  Sales                         $ 10,077  $ 10,695   $ 12,841   $ 14,079    $ 8,418  $ 8,237  $ 9,029   $ 10,034

  Cost of sales                    6,090     6,422      7,527      8,097      5,478    5,209    5,625      6,024
                                --------  --------   --------   --------    -------  -------  -------   --------

  Gross profit                     3,987     4,273      5,314      5,982      2,940    3,028    3,404      4,010

  Operating expenses:
     Research and development        914       969      1,060      1,226        764      727      896        979
     Sales and marketing           1,357     1,431      1,497      1,557      1,031    1,039    1,078      1,243
     General and administrative      700       778        987        926        636      723      687        701
                                --------  --------   --------   --------    -------  -------  -------   --------

             Total                 2,971     3,178      3,544      3,709      2,431    2,489    2,661      2,923
                                --------  --------   --------   --------    -------  -------  -------   --------

  Income from operations           1,016     1,095      1,770      2,273        509      539      743      1,087

  Other income (expense), net        (48)        8         (9)       (93)       (43)     (24)      73       (113)
                                --------  --------   --------   --------    -------  -------  -------   --------

  Income before income taxes         968     1,103      1,761      2,180        466      515      816        974

  Income tax expense                 368       419        612        806        187      206      211        278
                                --------  --------   --------   --------    -------  -------  -------   --------

  Net income                    $    600  $    684   $  1,149   $  1,374    $   279  $   309  $   605   $    696
                                ========  ========   ========   ========    =======  =======  =======   ========


  Earnings per share            $    .11  $    .12   $    .20   $    .23    $   .05  $   .06  $   .11   $    .13
                                ========  ========   ========   ========    =======  =======  =======   ========

  Weighted average common and
     common equivalent shares
     outstanding                   5,599     5,687      5,774      5,988      5,348    5,398    5,461      5,504
                                ========  ========   ========   ========    =======  =======  =======   ========


                                    ******