Form 10-Q
period 1997-11-30
RF MONOLITHICS INC /DE/
filed 1998-01-14
CIK 922204

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                           -------------------------


                                   FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934


                For the Quarterly Period Ended November 30, 1997


                          Commission File No. 0-24414


                              RF MONOLITHICS, INC.

             (Exact name of registrant as specified in its charter)


                           -------------------------


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

                    [X] YES                        [  ]  NO

AS OF DECEMBER 31, 1997, 5,612,590 SHARES OF THE REGISTRANT'S COMMON STOCK, $.001 PAR VALUE, WERE OUTSTANDING.

                              RF MONOLITHICS, INC.

                                   FORM 10-Q

                        QUARTER ENDED NOVEMBER 30, 1997

                               TABLE OF CONTENTS
 ITEM
NUMBER                                                         Page
------                                                         ----

                   PART I.   CONDENSED FINANCIAL INFORMATION

  1.   Condensed Financial Statements:
         Condensed Balance Sheets
          November 30, 1997 (Unaudited), and August 31, 1997    1

         Condensed Statements of Income - Unaudited
          Three Months Ended November 30, 1997 and 1996         2

         Condensed Statements of Cash Flows - Unaudited
          Three Months Ended November 30, 1997 and 1996         3

         Notes to Condensed Financial Statements                4

  2.   Management's Discussion and Analysis of Financial
       Condition and Results of Operations                      6

                         PART II.   OTHER INFORMATION

  1.  Legal Proceedings                                        12

  2.  Changes in Securities                                    12

  3.  Defaults Upon Senior Securities                          12

  4.  Submission of Matters to a Vote of Security Holders      12

  5.  Other Information                                        12

  6.  Exhibits and Reports on Form 8-K                         12

                         SIGNATURES

                    PART I.  CONDENSED FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

RF MONOLITHICS, INC.

CONDENSED BALANCE SHEETS
(In Thousands)

------------------------------------------------------------------------------------------------------------------------------------

                                                                                       NOVEMBER 30,                  AUGUST 31,
ASSETS                                                                                     1997                         1997
                                                                                       (UNAUDITED)

CURRENT ASSETS:
   Cash and cash equivalents                                                              $ 1,852                     $   482
   Short-term investments                                                                   5,512                       5,487
   Trade receivables - net                                                                  8,069                       9,517
   Inventories                                                                              5,829                       4,934
   Prepaid expenses and other                                                                 993                         961
   Deferred income tax benefits                                                               745                         747
                                                                                          -------                     -------

                 Total current assets                                                      23,000                      22,128

PROPERTY AND EQUIPMENT - Net                                                               14,755                      13,694

DEFERRED INCOME TAX BENEFITS                                                                  698                         890

OTHER ASSETS - Net                                                                            615                         648
                                                                                          -------                     -------

TOTAL                                                                                     $39,068                     $37,360
                                                                                          =======                     =======


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt and line of credit                                   $ 1,175                     $ 1,165
   Accounts payable - trade                                                                 2,563                       2,135
   Accounts payable - construction and equipment                                              807                         604
   Accrued expenses and other liabilities                                                   3,039                       2,965
   Income taxes payable                                                                       710                         585
                                                                                          -------                     -------

                 Total current liabilities                                                  8,294                       7,454

LONG-TERM DEBT                                                                              1,656                       1,911

STOCKHOLDERS' EQUITY:
   Common stock:   5,527 and 5,514 shares issued and outstanding                                6                           6
   Additional paid-in capital                                                              25,608                      25,535
   Retained earnings                                                                        3,625                       2,593
   Unearned compensation                                                                     (127)                       (142)
   Unrealized gain on short-term investments                                                    6                           3
                                                                                          -------                     -------

                 Total stockholders' equity                                                29,118                      27,995
                                                                                          -------                     -------

TOTAL                                                                                     $39,068                     $37,360
                                                                                          =======                     =======

See notes to condensed financial statements.

RF MONOLITHICS, INC.

CONDENSED STATEMENTS OF INCOME - UNAUDITED
(In Thousands, Except Per-Share Amounts)

---------------------------------------------------------------------------------------------------------------
                                                                                          THREE MONTHS ENDED
                                                                                           NOVEMBER 30,
                                                                                    ---------------------------
                                                                                      1997                1996

SALES                                                                               $12,882             $10,077

COST OF SALES                                                                         7,634               6,090
                                                                                    -------             -------

GROSS PROFIT                                                                          5,248               3,987

OPERATING EXPENSES:
   Research and development                                                           1,467                 914
   Sales and marketing                                                                1,394               1,357
   General and administrative                                                           728                 700
                                                                                    -------             -------

                 Total operating expenses                                             3,589               2,971
                                                                                    -------             -------

INCOME FROM OPERATIONS                                                                1,659               1,016

OTHER INCOME (EXPENSE):
   Interest income                                                                       78                  65
   Interest expense                                                                     (69)                (94)
   Other expense                                                                         (2)                (19)
                                                                                    -------             -------

                 Total                                                                    7                 (48)
                                                                                    -------             -------

INCOME BEFORE INCOME TAXES                                                            1,666                 968

INCOME TAX EXPENSE                                                                      633                 368
                                                                                    -------             -------

NET INCOME                                                                          $ 1,033             $   600
                                                                                    =======             =======

EARNINGS PER SHARE                                                                  $  0.17             $  0.11
                                                                                    =======             =======

WEIGHTED AVERAGE COMMON AND
   COMMON EQUIVALENT SHARES
   OUTSTANDING                                                                        5,992               5,599
                                                                                    =======             =======


See notes to condensed financial statements.

RF MONOLITHICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS - UNAUDITED
(In Thousands)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                    THREE MONTHS
                                                                                                                       ENDED
                                                                                                                    NOVEMBER 30,
                                                                                                                  ----------------
                                                                                                                   1997       1996
OPERATING ACTIVITIES:
   Net income                                                                                                     $ 1,033   $   600
   Noncash items included in net income:
      Deferred taxes                                                                                                  194       318
      Depreciation and amortization                                                                                   853       708
      Provision for doubtful accounts                                                                                  10        24
      Other                                                                                                            15        21
      Cash from (used in) operating working capital:
      Trade receivables                                                                                             1,438      (176)
      Inventories                                                                                                    (895)       58
      Prepaid expenses and other                                                                                      (32)      (42)
      Accounts payable - trade                                                                                        428       866
      Accrued expenses and other liabilities                                                                           74      (241)
      Income taxes payable                                                                                            125        33
                                                                                                                  -------   -------
                  Net cash from operations                                                                          3,243     2,169

INVESTING ACTIVITIES:
      Increase in short-term investment                                                                            (1,419)     (899)
      Decrease in short-term investments                                                                            1,397       895
      Acquisition of property and equipment                                                                        (1,897)   (1,590)
      Proceeds from sale of assets                                                                                      -        13
      Decrease in other assets                                                                                         16        20
                                                                                                                  -------   -------
                  Net cash used in investing activities                                                            (1,904)   (1,561)


FINANCING ACTIVITIES:
      Repayments of notes payable                                                                                    (125)     (125)
      Repayments of capital lease obligations                                                                        (120)      (78)
      Borrowings of accounts payable - construction and equipment                                                     203       726
      Common stock issued for options exercised                                                                        73       122
                                                                                                                  -------   -------
                  Net cash from financing activities                                                                   31       645
                                                                                                                  -------   -------
INCREASE IN CASH AND CASH EQUIVALENTS                                                                               1,370     1,253

CASH AND CASH EQUIVALENTS:
      Beginning of period                                                                                             482     1,029
                                                                                                                  -------   -------
      End of period                                                                                               $ 1,852   $ 2,282
                                                                                                                  =======   =======

SUPPLEMENTAL INFORMATION:
      Interest paid                                                                                               $    58   $    99
                                                                                                                  =======   =======

      Income taxes paid                                                                                           $   258   $     6
                                                                                                                  =======   =======



See notes to condensed financial statements.

RF MONOLITHICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1. INTERIM FINANCIAL STATEMENTS

The accompanying condensed financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, that in the opinion of the management of RF Monolithics, Inc. (the "Company" or "RFM") are necessary for a fair presentation of the Company's financial position as of November 30, 1997, and the results of operations and cash flows for the three months ended November 30, 1997 and 1996. These unaudited interim condensed financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended August 31, 1997, filed with the Securities and Exchange Commission.

Operating results for the three months ended November 30, 1997, are not necessarily indicative of the results to be achieved for the full fiscal year ending August 31, 1998.

2. INVENTORIES

Inventories consist of the following (in thousands):



                                                                               NOV. 30,     AUG. 31,
                                                                                 1997         1997

        Raw materials and supplies                                              $3,278       $2,569
        Work in process                                                            664        1,239
        Finished goods                                                           1,887        1,126
                                                                                ------       ------

Total                                                                           $5,829       $4,934
                                                                                ======       ======



3. PROPERTY AND EQUIPMENT

Property and equipment includes construction in progress of $2,709,000 at November 30, 1997, and $3,021,000 at August 31, 1997, which is composed of equipment and other assets not yet placed in service primarily related to increasing the capacity of the Company's manufacturing facilities.

4. CREDIT FACILITIES

In December 1997, the Company renewed the $5.0 million line of credit facility with a commercial bank, and extended the commitment date to December 31, 1999.



5. CAPITAL STOCK

In October 1997, in conjunction with the appointment of two new members of the board of directors, the Company granted to certain non-employee directors options to purchase an aggregate of 25,000 shares of the Company's Common Stock at an exercise price of $27.0625 per share, which was the market value at the date of grant.

In December 1997, the Company granted to employees Incentive Stock Options to purchase 74,000 shares of the Company's Common Stock at an exercise price of $11.125, which was the market value at the date of grant. The options were granted in accordance with the Company's 1982 Stock Option Plan (the Plan) and resulted in approximately 16,500 shares of common stock remaining available for grant under the plan at December 31, 1997.

6.     ACCOUNTING FOR STOCK-BASED COMPENSATION

In October 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," which was effective for the Company beginning September 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock-based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share in its annual financial statements.

7.     EARNINGS PER SHARE

In February 1997, the FASB issued SFAS No. 128, "Earnings per Share," which establishes new standards for computing and presenting earnings per share and is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. The Company does not expect the adoption of SFAS No. 128 to have a significant impact upon the Company's reported earnings per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The following discussion may be understood more fully by reference to the financial statements, notes to the financial statements, and management's discussion and analysis contained in the Company's Annual Report on Form 10-K for the year ended August 31, 1997, filed with the Securities and Exchange Commission.

GENERAL

       RFM offers products in four product areas: low-power components, low-power Virtual Wire/(R)/ radio systems, frequency control modules and filters. The Company sells to original equipment manufacturers in automotive, computer, consumer, industrial and telecommunications market segments world-wide.

       Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as in the section entitled "Legal Proceedings" and those discussed in the Company's Form 10-K for the year ended August 31, 1997.

       The Company is still evaluating the year 2000 issues to determine whether such issues are expected to be material to the Company's business, financial condition and results of operations. It will address any changes needed within its systems to ensure it can be fully compliant with year 2000 requirements. The year 2000 issues may create risk for the Company from unforeseen problems in its own computer systems and from that of the systems of other companies on which the Company's operations may rely upon. At this time, the Company does not expect it will incur significant expenditures to effect these changes.

RESULTS OF OPERATIONS

       The following discussion relates to the financial statements of the Company for the three months ended November 30, 1997 (current quarter), of the fiscal year ending August 31, 1998, in comparison to the three months ended November 30, 1996 (comparable quarter of the prior year). In addition, certain comparisons with the three months ended August 31, 1997 (previous quarter), are provided where management believes it is useful to the understanding of trends.

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

   The following table sets forth, for the three months ended November 30, (i) the percentage relationship of certain items from the Company's statements of income to sales and (ii) the percentage change in these items between the current period and the comparable period of the prior year:



                                                           Percentage of
                                                            Total Sales
                                                    ---------------------------  Percentage Change
                                                           Quarter Ended         From Quarter Ended
                                                            November 30,          November 30, 1996
                                                    ---------------------------  to Quarter  Ended
                                                         1997           1996      November  30, 1997
                                                    ------------    -----------  -------------------
    Sales                                                100 %          100 %           28 %
    Cost of sales                                         59             60             25
                                                        ----           ----           ----
      Gross profit                                        41             40             32
                                                        ----           ----           ----
    Research and development                              11              9             61
    Sales and marketing                                   11             14              3
    General and administrative                             6              7              4
                                                        ----           ----           ----
       Total operating expenses                           28             30             21
                                                        ----           ----           ----
       Income from operations                             13             10             63
    Other income (expense), net                            -              -           (115)
                                                        ----           ----           ----
    Income before income taxes                            13             10             72
    Income tax expense                                     5              4             72
                                                        ----           ----           ----
       Net income                                          8 %            6 %           72 %
                                                        ====           ====           ====


SALES

   The following table sets forth the components of the Company's sales and the percentage relationship of the components to sales by product area for the periods ended as indicated (in thousands, except percentage data):



                                                                     Quarter Ended
                                          ---------------------------------------------------------------
                                                  November 30,                        November 30,
                                                      1997                                1996
                                          -----------------------------       ---------------------------
                                               Amounts       % of Total          Amounts       % of Total
                                          -----------------------------       ---------------------------
    Low-power components                     $ 9,228            72 %           $ 8,209            81 %
    Low-power Virtual Wire(R) radio systems      682             5                 682             7
    Frequency control modules                    802             6                 575             6
    Filters                                    2,115            16                 511             5
    Technology development sales                  55             1                 100             1
                                             -------          ----             -------          ----

       Sales                                 $12,882           100 %           $10,077           100 %
                                             =======          ====             =======          ====


   Total sales increased 28% in the current quarter, compared to the comparable quarter of the prior year and decreased 9% compared to the previous quarter. The increase in the current quarter sales compared to the comparable quarter of the prior year was primarily attributable to an increased number of units shipped in three of the Companies four product areas. Low-power component sales in the current quarter increased

12% over the comparable quarter of the prior year primarily due to an increased number of units sold of the Company's surface mount resonator products for customers in automotive markets, which was partially offset by a decline in the average selling price. Low-power component sales decreased 12% from the previous quarter, primarily due to a decreased number of units sold of the Company's older style, leaded through hole resonator products. Sales for these products were particularly strong in the previous quarter as customers ordered in excess of their normal order patterns to satisfy peak demand that they were experiencing.

   The low-power component product line experienced a decline in the average per unit selling price of approximately 10% in both fiscal 1996 and 1997. The Company believes that the decline may be greater in fiscal 1998 and that lower average selling prices may be significant enough in future periods to offset the sale of an increased number of units potentially resulting in lower sales. There can be no assurance that sales for low-power components will continue to increase or remain at the same level they have been in previous periods.

   Low-power Virtual Wire/(R)/ radio systems sales in the current quarter remained at the same level as the comparable quarter of the prior year. The Company has devoted a considerable amount of its capital, technical, sales and marketing resources in to the Virtual Wire/(R)/ radio systems products. It has developed and released to manufacturing status a number of Virtual Wire/(R)/ radio products. The Company believes these types of products provide an opportunity to exploit its proprietary technology and pursue its strategy of focusing on value-added products. The Company is helping a number of customers to incorporate these products into a wide variety of new applications. The timing of when any sales resulting from such new applications reach the production phase is dependent upon the timing of both the customers' product development cycles and their product introduction cycles. There can be no assurance as to when, or if, these new products will have a significant impact on the Company's sales.

   Sales of frequency control modules products increased 39% over the comparable quarter of the prior year primarily due to an increase in the number of units sold of the Company's standard and high reliability oscillator products. These products are generally used in telecommunications and military applications. The increase in sales of these higher priced oscillator products resulted in an increase in the average per unit selling price for this product line. There can be no assurance that sales of frequency control module products will continue to increase or remain at the same level they have been in previous years.

   Sales of filter products increased 314% over the comparable quarter of the prior year and 9% over the previous quarter, primarily due to an increase in the number of units shipped to customers in the telecommunications and wireless LAN computer markets. In future periods, the Company will devote significant resources to developing and supporting the growth of its filter products. The product development and introduction cycle for filter products takes between six months to a year to complete. Therefore, the timing of any revenue in this area is difficult to predict. There can be no assurance as to when or if this strategy to focus on filter products will have a significant impact on the Company's sales, or that the sales of filter products will continue to increase or remain at the same level they have been in previous periods.

   The Company's top five customers accounted for approximately 30%, 25% and 27% of the Company's sales in the current quarter, the comparable quarter of the prior year and the previous quarter, respectively. No single customer accounted for more than 10% of sales.

   International sales were approximately 53%, 52% and 52% of the Company's sales during the current quarter, the comparable quarter of the prior year and the previous quarter, respectively. The Company considers all product sales with a delivery destination outside of North America to be international sales. These sales are denominated primarily in U.S. currency. The Company intends to continue its focus on international sales in the future and expects that international sales will continue to represent a significant portion of its business. There can be no assurance, however, that this can be achieved. Included in international sales were sales to customers in Asia of approximately 17%, 12% and 12% of the total Company sales during the current quarter, the comparable quarter of the prior year and the previous quarter, respectively. The Company has not experienced any significant impact on its sales resulting from the economic instability in Asian markets. However, there can be no assurance that such economic instability will not have a material adverse affect on the Company's financial condition and results of operations in future periods.

   While the Company has achieved sales increases in prior periods, there can be no assurance that such sales increases can be achieved in future periods. The Company's success is highly dependent on achieving technological advantages in its product design and manufacturing capabilities, as well as its ability to sell its products in a competitive marketplace that can be influenced by outside factors such as economic and regulatory conditions. The Company experiences increased competition from companies that offer alternative technology or aggressive product pricing. There can be no assurance that competition from alternative technologies or from competitors duplicating the Company's technologies will not adversely affect selling prices and market share of the Company's products.

GROSS PROFIT

   The current quarter gross margin of 40.7% increased from 39.6% in the comparable quarter of the prior year, primarily reflecting improved gross margins for the Company's low-power component and filter product lines. Substantial reductions in average selling prices for low-power components and filters resulting from increased price competition were offset by reductions in per unit manufacturing costs. The reduction in per unit manufacturing costs resulted from continued improvements in yield and labor productivity, purchasing cost reductions and an increase in the number of units produced, allowing for fixed overhead expenses to be spread over a larger number of units. Gross margins increased for the Company's frequency control module products primarily due to increased average per unit selling prices for these value added products. The increase in gross margin was partially offset by a reduction in gross margins for low-power Virtual Wire/(R)/ products resulting from relatively high costs incurred in the ramp up of the production for these products.

   More recently, the gross margin in the current quarter was 40.7%, compared to 42.5% in the previous quarter. The reduction in gross margin from the previous quarter primarily resulted from the reduction in gross margins for low-power component products resulting from a decrease in average selling prices that exceeded the reduction in per unit manufacturing costs. This reduction was partially offset by an increase in gross margins for filter products resulting from a larger reduction in the per unit manufacturing cost than the reduction in average selling prices caused by competitive pressures. There can be no assurance that lower average selling prices resulting from competitive pressures will continue to be offset by reductions in per unit manufacturing cost. If average selling prices decline more than per unit manufacturing costs, the Company's gross profit margin would be adversely affected.

   The Company has in the past experienced sudden increases in demand which have put pressure on its manufacturing facilities to increase capacity to meet this demand. In addition, new products sometimes require different manufacturing processes than the Company currently possesses. The Company has devoted the bulk of its capital expenditures towards increasing capacity and improving its manufacturing processes. There can be no assurance that the Company can continue to increase its manufacturing capacity and improve its manufacturing processes in a timely manner so as to take advantage of increased market demand. Failure to do this would result in a loss of potential sales in the periods impacted.

RESEARCH AND DEVELOPMENT

   Research and development expenses in the current quarter increased approximately $553,000, or 61%, over the comparable quarter of the prior year. These costs increased due to the Company's increase in staffing for these activities and in other product development costs. As a result of such increases research and development costs increased to 11% of sales in the current quarter, compared to 9% of sales in the comparable quarter of the prior year. The Company believes that the continued development of its technology and new products is essential to its success and is committed to continue its investment in research and development. The Company expects that research and development expenses will increase in absolute dollars in future periods.

SALES AND MARKETING

   Current quarter sales and marketing expenses increased approximately $37,000, or 3%, from the prior comparable period. Since sales and marketing expenses increased slower than sales, these expenses decreased to 11% of sales in the current quarter, compared to 14% of sales in the comparable quarter of the prior year. The Company expects to incur higher sales and marketing expenses in absolute dollars in future periods as it continues to expand its sales and marketing efforts.

GENERAL AND ADMINISTRATIVE

   General and administrative expenses for the current quarter increased approximately $28,000, or 4%, from the prior comparable period. Since sales increased faster than general and administrative expenses, such expenses decreased to 6% of total sales in the current quarter, compared to 7% of total sales in the comparable quarter of the prior year. The Company expects general and administrative expenses will increase in absolute dollars in future periods.

INCOME FROM OPERATIONS

   Income from operations was $1,659,000, or 13% of total sales in the current quarter, compared to $1,016,000 or 10% of sales in the comparable quarter of the prior year. The increase in income from operations as a percent of sales reflects the increase in gross profit margin and lower total operating expenses as a percentage of a sales.

INCOME TAX EXPENSE

   The Company's income tax expense was $633,000 in the current quarter, compared to $368,000 in the comparable quarter of the prior year, reflecting the comparable income before income taxes for the respective periods.

NET INCOME

   Net income increased 72% to $1,033,000, or $.17 per share, in the current quarter, compared to $600,000, or $.11 per share, for comparable quarter of the prior year. Earnings per share amounts were impacted by an increase in the weighted average common and common equivalent shares outstanding of 7% as compared to the comparable quarter of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

   The principal sources of liquidity at November 30, 1997, consisted of $7.4 million of cash and short-term investments and $7.6 million of unused credit facilities. These credit facilities include $5.0 million unused under a line of credit agreement with a commercial bank which was renewed until December 31, 1999, and $2.6 million in an equipment lease facility with a commercial bank, available until December 31, 1998. The credit facilities contain restrictions and financial covenants relating to various matters, including net worth, interest coverage and levels of debt compared to tangible net worth. As of November 30, 1997, the Company was in compliance with such restrictions and covenants.

   Net cash provided by operating activities was $3.2 million and $2.2 million for the first quarter of fiscal 1998 and 1997, respectively. Increased cash generated from operations was primarily due to an increase in net income and non-cash items included in net income for the comparable periods. Additionally, the increase in fiscal 1998 was due to a reduction in accounts receivable resulting from improved collections.

   Cash used in investing activities was $1.9 million and $1.6 million for the first quarter of fiscal 1998 and 1997, respectively, primarily as a result of capital expenditures. The Company expects to acquire a total of approximately $8 million to $12 million of capital equipment by the end of fiscal 1998, consisting primarily of equipment needed for its manufacturing facilities. Some of this equipment may be acquired under the equipment-collateralized operating lease facility.

   Net cash generated from financing activities was $31,000 and $0.6 million for the first quarter of fiscal 1998 and 1997, respectively. These activities primarily related to the borrowings in support of the capital equipment acquisitions offset by payments on these borrowings, as well as the proceeds from common stock issued for options that were exercised.

   The Company believes that cash generated from operations, if any, banking facilities and the $7.4 million balance in cash and short-term investments will be sufficient to meet the Company's operating cash requirements through the rest of the fiscal year. To the extent that these sources of funds are insufficient to meet the Company's capital requirements, the Company may be required to raise additional funds. No assurance can be given that additional financing will be available or, if available, that it will be available on acceptable terms.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On June 7, 1996 the Company was served with a complaint filed by TimeKeeping Systems, Inc. ("TimeKeeping") in the Court of Common Pleas for Cuyahoga County, Ohio, captioned TimeKeeping Systems, Inc. v. R.F. Monolithics, Inc., No. 308658. The Company has removed the action to the United States District Court for the Northern District of Ohio, where it is pending as No. 1:96 CV 1451. The Company is the only defendant named in the complaint. The complaint purports to state a single cause of action for breach of contract and alleges that the Company failed to timely fulfill certain purchase orders TimeKeeping issued in 1995. A motion for Leave to amend was granted, which permitted TimeKeeping to add claims for fraud and spoliation of evidence and a continuation was granted. The complaint seeks compensatory damages of $4,000,000 and punitive damages in the amount of $250,000. The Company has submitted a counterclaim for $33,000 in unpaid billings plus related legal expenses. The Company believes that the allegations in the TimeKeeping complaint are without merit and intends to vigorously defend itself against such action. The matter has been assigned to a new trial judge and no trial date has yet been set.

ITEM 2.  CHANGES IN SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The Company hereby incorporates by reference all exhibits filed in connection with Form 10-K for the year ended August 31, 1997.

(b) The Company did not file any reports on Form 8-K during the quarter ended November 30, 1997.

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


                                           RF MONOLITHICS, INC.


Dated: January 14, 1998                    By:  /s/ Sam L. Densmore
                                                -----------------------
                                                Sam L. Densmore
                                                CEO, President and Director

                                           By:  /s/ James P. Farley
                                                -----------------------
                                                James P. Farley
                                                VP Finance, Controller