Form 10-Q
period 1998-02-28
RF MONOLITHICS INC /DE/
filed 1998-04-16
CIK 922204

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


                          ---------------------------


                                   FORM 10-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934


                For the Quarterly Period Ended February 28, 1998


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

                    [X] YES                        [  ] NO

AS OF MARCH 31, 1998, 5,624,402 SHARES OF THE REGISTRANT'S COMMON STOCK, $.001 PAR VALUE, WERE OUTSTANDING.

                              RF MONOLITHICS, INC.

                                   FORM 10-Q

                        QUARTER ENDED FEBRUARY 28, 1998

                               TABLE OF CONTENTS

   ITEM
   NUMBER                                                      PAGE
   ------                                                      ----

                   PART I.   CONDENSED FINANCIAL INFORMATION

     1.  Condensed Financial Statements:
          Condensed Balance Sheets
           February 28, 1998 (Unaudited), and August 31, 1997    1

         Condensed Statements of Income - Unaudited
           Three Months Ended February 28, 1998 and 1997,
           and Six Months Ended February 28, 1998 and 1997       2

         Condensed Statements of Cash Flows - Unaudited
           Six Months Ended February 28, 1998 and 1997           3

         Notes to Condensed Financial Statements                 4

     2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                     5


                          PART II.   OTHER INFORMATION

     1.  Legal Proceedings                                      11

     2.  Changes in Securities                                  11

     3.  Defaults Upon Senior Securities                        11

     4.  Submission of Matters to a Vote of Security Holders    11

     5.  Other Information                                      12

     6.  Exhibits and Reports on Form 8-K                       12

                                   SIGNATURES

                    PART I.  CONDENSED FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

RF MONOLITHICS, INC.

CONDENSED BALANCE SHEETS
(In Thousands)
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                 FEBRUARY 28,      AUGUST 31,
ASSETS                                                                                               1998             1997
                                                                                                 (UNAUDITED)

CURRENT ASSETS:
   Cash and cash equivalents                                                                      $       264      $      482
   Short-term investments                                                                               5,663           5,487
   Trade receivables - net                                                                              9,957           9,517
   Inventories                                                                                          6,569           4,934
   Prepaid expenses and other                                                                           1,131             961
   Deferred income tax benefits                                                                           743             747
                                                                                                   ----------      ----------

                 Total current assets                                                                  24,327          22,128

PROPERTY AND EQUIPMENT - Net                                                                           14,510          13,694

DEFERRED INCOME TAX BENEFITS                                                                              546             890

OTHER ASSETS - Net                                                                                        565             648
                                                                                                   ----------      ----------

TOTAL                                                                                                 $39,948      $   37,360
                                                                                                   ==========      ==========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt and line of credit                                            $    1,675      $    1,165
   Accounts payable - trade                                                                             2,877           2,135
   Accounts payable - construction and equipment                                                          213             604
   Accrued expenses and other liabilities                                                               3,171           2,965
   Income taxes payable                                                                                   212             585
                                                                                                   ----------      ----------

                 Total current liabilities                                                              8,148           7,454

LONG-TERM DEBT                                                                                          1,378           1,911

STOCKHOLDERS' EQUITY:
   Common stock: 5,616 and 5,514 shares issued and outstanding                                              6               6
   Additional paid-in capital                                                                          26,162          25,535
   Retained earnings                                                                                    4,363           2,593
   Unearned compensation                                                                                 (119)           (142)
   Unrealized gain on short-term investments                                                               10               3
                                                                                                   ----------      ----------

                 Total stockholders' equity                                                            30,422          27,995
                                                                                                   ----------      ----------

TOTAL                                                                                                 $39,948      $   37,360
                                                                                                   ==========      ==========


See notes to condensed financial statements.

RF MONOLITHICS, INC.

CONDENSED STATEMENTS OF INCOME - UNAUDITED
(In Thousands, Except Per-Share Amounts)
------------------------------------------------------------------------------------------------------------------------

                                                      THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                          FEBRUARY 28,                           FEBRUARY 28,
                                                 ----------------------------           ------------------------------
                                                     1998             1997                 1998               1997
SALES                                              $13,214          $10,695               $26,096            $20,772

COST OF SALES                                        7,889            6,422                15,523             12,512
                                                   -------          -------               -------            -------

GROSS PROFIT                                         5,325            4,273                10,573              8,260

OPERATING EXPENSES:
   Research and development                          1,313              969                 2,780              1,883
   Sales and marketing                               1,476            1,431                 2,870              2,788
   General and administrative                          819              778                 1,486              1,478
   Litigation                                          580               --                   641                 --
                                                   -------          -------               -------            -------

                 Total operating expenses            4,188            3,178                 7,777              6,149
                                                   -------          -------               -------            -------

INCOME FROM OPERATIONS                               1,137            1,095                 2,796              2,111

OTHER INCOME (EXPENSE):
   Interest income                                      73               82                   151                147
   Interest expense                                    (69)             (84)                 (138)              (178)
   Other expense                                        11               10                     9                 (9)
                                                   -------          -------               -------            -------

                 Total                                  15                8                    22                (40)
                                                   -------          -------               -------            -------

INCOME BEFORE INCOME TAXES                           1,152            1,103                 2,818              2,071

INCOME TAX EXPENSE                                     412              419                 1,045                787
                                                   -------          -------               -------            -------

NET INCOME                                         $   740          $   684               $ 1,773            $ 1,284
                                                   =======          =======               =======            =======

EARNINGS PER SHARE:
   Basic                                           $  0.13          $  0.13               $  0.32            $  0.24
                                                   =======          =======               =======            =======
   Diluted                                         $  0.12            $0.12                 $0.30              $0.23
                                                   =======          =======               =======            =======
WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING:
   Basic                                             5,586            5,380                 5,553              5,356
                                                   =======          =======               =======            =======
   Diluted                                           5,968            5,687                 6,001              5,644
                                                   =======          =======               =======            =======

See notes to condensed financial statements.

RF MONOLITHICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS - UNAUDITED
(In Thousands)
-----------------------------------------------------------------------------------------------------------------------

                                                                                                  SIX MONTHS ENDED
                                                                                            ----------------------------
                                                                                               FEBRUARY      FEBRUARY
                                                                                               28, 1998      28, 1997

OPERATING ACTIVITIES:
   Net income                                                                                 $   1,773     $   1,284
   Noncash items included in net income:
      Deferred taxes                                                                                348           545
      Depreciation and amortization                                                               1,792         1,412
      Provision for doubtful accounts                                                                60            75
      Other                                                                                          24            40
   Cash from (used in) operating working capital:
      Trade receivables                                                                            (500)       (1,733)
      Inventories                                                                                (1,635)          (88)
      Prepaid expenses and other                                                                   (170)         (109)
      Accounts payable - trade                                                                      742         1,037
      Accrued expenses and other liabilities                                                        206            16
      Income taxes payable                                                                         (373)           33
                                                                                              ---------     ---------

                  Net cash from operations                                                        2,267         2,512

INVESTING ACTIVITIES:
   Increase in short-term investments                                                            (2,719)       (2,148)
   Decrease in short-term investments                                                             2,550         2,026
   Acquisition of property and equipment                                                         (2,537)       (2,246)
   Proceeds from sale of assets                                                                     -              24
   Decrease in other assets                                                                          49            28
                                                                                              ---------     ---------

                 Net cash used in investing activities                                           (2,657)       (2,316)

FINANCING ACTIVITIES:
   Borrowings on notes payable                                                                      500           -
   Repayments of notes payable and line of credit                                                  (250)       (1,051)
   Repayments of capital leases                                                                    (310)         (152)
   Borrowings (repayments) of accounts payable - construction and equipment                        (391)          321
   Common stock issued for options exercised                                                        123           272
   Common stock issued under the Purchase Plan                                                      500           167
                                                                                              ---------     ---------

                 Net cash from (used in) financing activities                                       172          (443)
                                                                                              ---------     ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                   (218)         (247)

CASH AND CASH EQUIVALENTS:
   Beginning of period                                                                              482         1,029
                                                                                              ---------     ---------

   End of period                                                                              $     264     $     782
                                                                                              =========     =========

SUPPLEMENTAL INFORMATION:
   Interest paid                                                                              $     106     $     179
                                                                                              =========     =========

   Income taxes paid                                                                          $     995     $      11
                                                                                              =========     =========

   Property and equipment acquisitions by debt                                                $      37     $     695
                                                                                              =========     =========


RF MONOLITHICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

1. INTERIM FINANCIAL STATEMENTS

The accompanying condensed financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, that in the opinion of the management of RF Monolithics, Inc. (the "Company" or "RFM") are necessary for a fair presentation of the Company's financial position as of February 28, 1998, the results of operations for the three and six months ended February 28, 1998 and 1997, and cash flows for the six months ended February 28, 1998 and 1997. These unaudited interim condensed financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended August 31, 1997, filed with the Securities and Exchange Commission.

Operating results for the six months ended February 28, 1998, are not necessarily indicative of the results to be achieved for the full fiscal year ending August 31, 1998.

2. INVENTORIES

Inventories consist of the following (in thousands):

                                              FEBRUARY            AUGUST
                                              28, 1998           31, 1997

Raw materials and supplies                    $   4,127          $   2,569
Work in process                                   1,684              1,239
Finished goods                                      758              1,126
                                              ---------          ---------

Total                                         $   6,569          $   4,934
                                              =========          =========

3. PROPERTY AND EQUIPMENT

Property and equipment includes construction in progress of $2,223,000 at February 28, 1998, and $3,021,000 at August 31, 1997, which is composed of equipment and other assets not yet placed in service primarily related to increasing the capacity of the Company's manufacturing facilities.

4. EARNINGS PER SHARE

Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE, is effective for the Company for the quarter ended February 28, 1998. It requires a reconciliation of both the numerator and denominator of the earnings per share calculations and restatement of previous periods. There are no adjustments to net earnings to arrive at income for either per share calculation. The restatement of basic earnings per share for both the three and six months ended February 28, 1997, resulted in an increase of $.01 per share. Reconciliation of share amounts is as follows (in thousands):

                                     THREE MONTHS ENDED                          SIX MONTHS ENDED
                                        FEBRUARY 28,                                FEBRUARY 28,
                                    --------------------------------------------------------------------
                                         1998              1997              1998              1997
Shares outstanding for basic
 earnings per share                        5,586             5,380             5,553             5,356
Effect of dilutive stock options             382               307               448               288
                                     -----------      ------------      ------------      ------------
Shares outstanding for dilutive            5,968             5,687             6,001             5,644
 earnings per share                  ===========      ============      ============      ============

5. LITIGATION EXPENSE

Litigation expense, which amounted to $580,000 in the current quarter and $641,000 in the current year to date period, consists of expenses related to the resolution of the legal matter with TimeKeeping Systems, Inc. Expenses include legal expenses, settlement costs and related travel. The matter was resolved after the end of the second quarter, and in accordance with generally accepted accounting principles an additional $500,000 accrual to cover settlement and related legal fees was recorded as of February 28, 1998. There were much smaller legal expenses related to this matter in the prior year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion may be understood more fully by reference to the financial statements, notes to the financial statements, and management's discussion and analysis of financial condition and results of operations contained in the Company's Annual Report on Form 10-K for the year ended August 31, 1997, filed with the Securities and Exchange Commission.

GENERAL

      RFM offers products in four product areas: Low-power components, low-power Virtual Wirea radio systems, frequency control modules and filters. The Company sells to original equipment manufacturers in automotive, computer, consumer, industrial and telecommunications market segments world wide.

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

      The Company is still evaluating the year 2000 issues to determine whether such issues are expected to be material to the Company's business, financial condition and results of operations. It will address any changes needed within its systems to ensure it can be fully compliant with year 2000 requirements. The year 2000 issues may create risk for the Company from unforeseen problems in its own computer systems and from that of the systems of other companies on which the Company's operations may rely upon. The Company is currently not aware that it will incur significant expenditures to effect these changes.

RESULTS OF OPERATIONS

      The following discussion relates to the financial statements of the Company for the three and six months ended February 28, 1998 (current quarter and current year-to-date period), of the fiscal year ending August 31, 1998, in comparison to the three and six months ended February 28, 1997 (comparable quarter of the prior year and comparable year-to-date period). In addition, certain comparisons with the three months ended November 30, 1997 (previous quarter), are provided where management believes it is useful to the understanding of trends.

      The selected financial data for the periods presented may not be indicative of the Company's future financial condition or results of operations.

      The following table sets forth, for the three and six months ended February 28, 1998 and 1997, (i) the percentage relationship of certain items from the Company's statements of income to sales and (ii) the percentage change in these items between the current periods and the comparable periods of the prior year:


                                            Percentage of Total   Sales                         Percentage Change From
                                 ---------------------------------------------------      --------------------------------------
                                      Three Months               Six Months                 Three Months          Six Months
                                   Ended February 28,         Ended February 28,           Ended Feb. 28,       Ended Feb. 28,
                                 ---------------------    --------------------------
                                    1998        1997         1998           1997            1997 to 1998         1997 to 1998
                                 ---------    --------    -----------    -----------      -----------------    -----------------
Sales                                100 %       100 %          100 %          100 %                   24 %                 26 %
Cost of sales                         60          60             59             60                     23                   24
                                    ----        ----           ----           ----                    ---                 ----
  Gross profit                        40          40             41             40                     25                   28
                                    ----        ----           ----           ----                    ---                 ----
Research and development              10           9             11              9                     36                   48
Sales and marketing                   11          14             11             14                      3                    3
General and administrative             6           7              6              7                      5                    1
Litigation                             4           -              2              -                      -                    -
                                    ----        ----           ----           ----                    ---                 ----
   Total operating expenses           31          30             30             30                     32                   27
                                    ----        ----           ----           ----                    ---                 ----
   Income from operations              9          10             11             10                      3                   32
Other income (expense), net            -           -              -              -                     88                 (155)
                                    ----        ----           ----           ----                    ---                 ----
Income before income taxes             9          10             11             10                      4                   36
Income tax expense                     3           4              4              4                     (2)                  32
                                    ----        ----           ----           ----                    ---                 ----
   Net income                          6 %         6 %            7 %            6 %                    8 %                 38 %
                                    ====        ====           ====           ====                    ===                 ====

SALES

      The following table sets forth the components of the Company's sales and the percentage relationship of the components to sales by product area for the periods ended as indicated (in thousands, except percentage data):


                                                      Amounts                                            % of Total
                               ---------------------------------------------------    --------------------------------------------
                                     Three Months               Six Months                  Three Months           Six Months

                                   Ended February 28,       Ended February 28,           Ended February 28,     Ended February 28,

                               ---------------------------------------------------    ----------------------- --------------------
                                  1998         1997        1998            1997         1998          1997       1998         1997
                               ---------------------------------------------------    ----------------------- --------------------
Low-power components            $ 9,234      $ 8,260     $18,462         $16,468         70 %          77 %       71 %         79 %
Low-power Virtual Wire/(R)/
   radio systems                    696          554       1,378           1,236          5             5          5            6
Frequency control modules           911          848       1,713           1,422          7             8          6            7
Filters                           2,232          940       4,347           1,452         17             9         17            7
Technology development
   sales                            141           93         194             194          1             1          1            1
                                -------      -------     -------         -------      -----         -----      -----        -----

   Sales                        $13,214      $10,695     $26,096         $20,772        100 %         100 %      100 %        100 %
                                =======      =======     =======         =======      =====         =====      =====        =====


      Sales increased 24% in the current quarter over the comparable quarter of the prior year and increased 3% from the previous quarter. Current year-to-date period sales increased 26% over the comparable year-to-date period. The increase in the current quarter and current year-to-date over the respective comparable periods was primarily attributable to an increased number of units shipped in three of the Company's four product areas. Low-power component sales in the current quarter increased 12% over the comparable quarter of the prior year and was approximately the same compared to the previous quarter. Current year-to-date sales for these products increased 12% over the comparable year-to-date period. This was primarily due to increasing demand for the Company's surface mount resonator products, particularly for customers in the automotive markets.

      The low-power component product line experienced a decline in the average per unit selling price of approximately 10% in both fiscal 1996 and 1997. The Company believes that the decline may be greater in fiscal 1998 and that lower average selling prices may be significant enough in future periods to offset the sale of an increased number of units potentially resulting in lower sales. There can be no assurance that sales for low-power components will continue to increase, or remain at the same level they have been in previous periods.

      Sales increased more rapidly for the Company's various value added products than for the low-power component products. As a result, the value added products accounted for 29% of the total sales for the current year-to-date period compared to 21% for the comparable year-to-date period. Low-power Virtual Wirea radio systems sales in the current quarter increased 26% over the comparable quarter of the prior year and filter sales increased 137% in the same time period. Similar increases for these products occurred on a year-to-date basis. Sales increases for low-power Virtual Wirea radio system and filter products resulted from continued increase in demand for newer products. Sales of frequency control module products increased 7% from the comparable quarter of the prior year and 20% from the comparable year-to-date period. The increase in the current quarter and current year-to-date period was primarily due to an increase in the number of units shipped of high frequency oscillator products.

      International sales (primarily in Europe and Asia) were approximately 55% and 50% of the Company's sales during the current quarter and the comparable quarter of the prior year, respectively. International sales were approximately 54% and 51% of sales during the current year-to-date period and the comparable year-to-date period, respectively. Sales to customers in Asia was slightly less than 10% of total sales in the current quarter, compared to 16% in the comparable quarter of the prior year and 12% in the previous quarter. The Company experienced some reduction in sales and new orders from customers in Asia in the current quarter. There can be no assurance that economic conditions in Asia will not result in additional reductions in sales either directly to customers in Asia or to customers in North America or Europe who may have end customers in Asia.

      The Company considers all product sales with a billing address and a delivery destination in North America to be domestic sales. All other sales are considered international. These sales are denominated primarily in U.S. currency. The Company currently anticipates that international sales will continue to represent a significant portion of its business. However, there can be no assurance that these sales will continue as there are inherent risks in the Company's international business activities which include unexpected changes in regulatory requirements, tariffs and other trade barriers, additional cost of marketing and delivering products into foreign countries, the impact of fluctuations in foreign exchange rates and longer accounts receivable cycles.

      The Company's top five customers accounted for approximately 34% of the Company's sales in the current quarter, 27% in the comparable quarter of the prior year and 30% in the previous quarter. The increase in the relative portion of the revenues to the Company's top five customers from the comparable quarter of the prior year to the current quarter was primarily a result of increased sales to the Company's filter customers.

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

GROSS PROFIT

      The current quarter gross margin and year-to-date gross margin of 40.3% and 40.5% respectively, increased from 40.0% and 39.8% in the comparable periods of the prior year, primarily reflecting improved gross margins for three of the Company's four products lines. Current quarter gross margins improved in comparison to the comparable quarter of the prior year for the Virtual Wirea radio systems and filter product lines. For both product lines, reductions in average selling prices resulting from increased price competition were more than offset by reductions in per unit manufacturing costs. Current quarter gross margins for low-power components, declined in comparison to the prior year, however, because while per unit manufacturing costs continued to decrease, the decline in average selling price due to competitive pressures was slightly greater. Current quarter gross margins for frequency control modules increased from the comparable quarter of the prior year due to an increase in average selling prices resulting from increased sales of higher frequency oscillator products. Most of the product line gross margin trends noted in the current quarter were similar to the trends noted in the current year-to-date period in comparison to the comparable year-to-date period.

      The reduction in per unit manufacturing costs, noted previously, resulted from continued improvements in yield and labor productivity, purchasing cost reductions and an increase in the number of units produced, allowing for fixed overhead expenses to be spread over a larger number of units. There can be no assurance that lower average selling prices resulting from competitive pressures will continue to be offset by reductions in per unit manufacturing cost. If average selling prices decline more than per unit manufacturing costs, the Company's gross profit margin would be adversely affected.

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

RESEARCH AND DEVELOPMENT

      Research and development expenses in the current quarter increased approximately $344,000, or 36%, over the comparable quarter of the prior year. Current year-to-date research and development expenses increased 48% in comparison to the comparable year-to-date period. These costs increased due to the Company's increase in staffing for these activities and in other product development costs and reflects the Company's plan to increase product development for value added products. The Company expects that research and development expenses will increase in absolute dollars in future periods. Since research and development expenses increased faster than sales, such expenses increased to 10% of sales in he current quarter, compared to 9% of sales in the comparable quarter of the prior year.

SALES AND MARKETING

      Current quarter sales and marketing expenses increased approximately 3%, from the prior comparable period and 3% on a year to date basis. Since sales increased faster than sales and marketing expenses, such expenses decreased to 11% of sales in the current quarter, compared to 14% of sales in the comparable quarter of the prior year. The Company expects to incur higher sales and marketing expenses in absolute dollars in future periods as it continues to increase its contacts with customers.

GENERAL AND ADMINISTRATIVE

      General and administrative expenses for the current quarter increased approximately $41,000, or 5%, from the prior comparable period. Such increase was primarily attributable to increased support for the Company's expansion. Current year-to-date general and administrative expenses increased slightly in comparison with the comparable year-to-date period. The Company expects general and administrative expenses will increase in absolute dollars in future periods.

LITIGATION

      Litigation expense, which amounted to $580,000 in the current quarter and $641,000 in the current year to date period, consists of expenses related to the resolution of the legal matter with TimeKeeping Systems, Inc. Expenses include legal expenses, settlement costs and related travel. The matter was resolved after the end of the second quarter, and in accordance with generally accepted accounting principles an additional $500,000 accrual to cover settlement and related legal fees was recorded as of February 28, 1998. There were much smaller legal expenses related to this matter in the prior year. The Company does not expect significant expenses with regard to this matter in future periods.

INCOME FROM OPERATIONS

      Income from operations was approximately $1,137,000, or 9% of sales in the current quarter, compared to approximately $1,095,000 or 10% of sales in the comparable quarter of the prior year. The decrease in income from operations as a percent of sales is due to the recording of significant litigation expense in the current quarter. On a year-to-date basis, current year income from operations was 11% of sales, compared to 10% of sales for the comparable year-to-date period. The increase in income from operations as a percent of sales reflects the increase in gross margin.

INCOME TAX EXPENSE

      The Company's income tax expense in the current quarter decreased slightly compared to the comparable periods of the prior year, reflecting a decrease in income tax rates. On a year to date basis, the expense increased when compared to the prior year due to an increase in income before income taxes which was mitigated slightly by a decrease in tax rates.

NET INCOME

      Net income increased 8% to approximately $740,000 ($.12 per diluted common share) in the current quarter, compared to approximately $684,000 ($.12 per diluted common share) for the comparable quarter of the prior year. In the current quarter litigation expense reduced earnings per diluted share by $.06. On a year-to-date basis, net income increased 38% over the comparable year-to-date period.

LIQUIDITY AND CAPITAL RESOURCES

      The principal sources of liquidity at February 28, 1998, consisted of $5.9 million of cash and short-term investments and $7.2 million of unused credit facilities. These credit facilities include $4.5 million unused under a line of credit agreement with a commercial bank which expires December 31, 1999, and $2.7 million in an equipment-collateralized term lease facility with a commercial bank, available until December 31, 1998. The credit facilities contain restrictions and financial covenants relating to various financial ratios, including net worth, interest coverage and levels of debt compared to tangible net worth. As of February 28, 1998, the Company was in compliance with such restrictions and covenants.

      Net cash provided by operating activities was approximately $2.3 million and $2.5 million for the year-to-date periods of fiscal 1998 and 1997, respectively. The decrease in cash generated from operations was primarily due to an increase in cash used in operating working capital, partially mitigated by an increase in cash from net income and non-cash items included in net income for the comparable periods.

      Cash used in investing activities was approximately $2.7 million and $2.3 million for the year-to-date periods of fiscal 1998 and 1997, respectively, primarily as a result of capital expenditures. The Company expects to acquire a total of approximately $7 million to $10 million of capital equipment by the end of fiscal 1998, consisting primarily of equipment needed for its manufacturing facilities. Some of this equipment may be acquired under the equipment-collateralized operating lease facility.

      Net cash generated from financing activities was $200,000 for the current year-to-date period, primarily related to cash from common stock option exercises and purchases from the stock Purchase Plan offset by payments on borrowings for capital equipment acquisitions. Net cash used in financing activities was $400,000 for the prior year-to-date period, primarily related to payments on the line of credit and other notes payable offset by the impact of common stock option exercises and purchases from the stock Purchase Plan.

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

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The lawsuit filed against the Company by TimeKeeping Systems, Inc. (TimeKeeping) was settled on April 14, 1998. As previously disclosed, a lawsuit was filed against the Company in June 1996 by TimeKeeping alleging a claim of breach of contract and asserting damages in excess of several million dollars. The case was scheduled to go to trial in April 1998 in the United States District Court for the Northern District of Ohio. On April 14, 1998 the Company executed a Settlement Agreement and Mutual Release, which includes a mutual nondisparagement provision. An order dismissing the case has been entered. In connection with the settlement, the Company, without admitting liability, has agreed to pay TimeKeeping a lump sum payment.

ITEM 2.  CHANGES IN SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY

Pursuant to the Annual Meeting of Stockholders held on January 14, 1998, of the stockholders of RF Monolithics, Inc. as of December 4, 1997, the following actions were taken:

1. The stockholders approved the election of directors for the ensuing year and until their successors are duly elected and have qualified. The action was approved by the following vote totals and percentages for each nominee of the Company's then outstanding stock:

Sam L. Densmore:
 For                      4,303,542    78%
 Against                     35,879     1%

Michael R. Bernique
 For                      4,302,542    78%
 Against                     36,879     1%

Cornelius C. Bond, Jr.
 For                      4,303,442    78%
 Against                     35,979     1%

Dean C. Campbell
 For                      4,302,542    78%
 Against                     36,879     1%

Matthew J. Desch
 For                      4,302,542    78%
 Against                     36,879     1%

Francis J. Hughes, Jr.
 For                      4,303,542    78%
 Against                     35,879     1%

2. The stockholders approved the amendment and restatement of the Company's Amended and Restated 1982 Stock Option Plan as the 1997 Equity Incentive Plan and to increase the aggregate number of shares of Common Stock authorized for issuance under such plan by 325,000 shares. In accordance with Delaware law and the Company's by-laws, the action was approved by the following vote totals and percentages of the Company's then outstanding stock:

          For                1,492,125    27%
          Against              502,433     9%
          Abstain               32,575     1%
          Broker Non-vote    2,312,288    42%

3. The stockholders approved the Company's 1994 Employee Stock Purchase Plan, as amended, to increase the aggregate number of shares of Common Stock authorized for issuance under such plan by 175,000 shares. In accordance with Delaware law and the Company's by-laws, the action was approved by the following vote totals and percentages of the Company's then outstanding stock:

          For                1,701,475    31%
          Against              341,202     6%
          Abstain               26,519     1%
          Broker Non-vote    2,701,255    41%

4. The stockholders ratified the selection of Deloitte & Touche LLP as independent auditors of the Company for the fiscal year ending August 31, 1998. The action was approved by the following vote totals and percentages of the Company's then outstanding stock:

          For                4,298,223    78%
          Against               12,090     0%
          Abstain               29,108     1%

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The Company hereby incorporates by reference all exhibits filed in connection with Form 10-K for the year ended August 31, 1997 and the Form 10-Q for the quarter ended November 30, 1997.

(b) The Company did not file any reports on Form 8-K during the quarter ended February 28, 1998.

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


                                       RF MONOLITHICS, INC.


Dated: April 14, 1998                  By:/s/ SAM L. DENSMORE
                                          -------------------------------------
                                          Sam L. Densmore
                                          CEO, President and Director


                                          /s/ JAMES P. FARLEY
                                          -------------------------------------
                                          James P. Farley
                                          VP and Controller