Form 10-Q
period 1998-05-31
RF MONOLITHICS INC /DE/
filed 1998-07-15
CIK 922204

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


                           -------------------------


                                   FORM 10-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934


                  For the Quarterly Period Ended May 31, 1998


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

                    [X] YES                        [ ]  NO

AS OF JUNE 30, 1998, 5,693,250 SHARES OF THE REGISTRANT'S COMMON STOCK, $.001 PAR VALUE, WERE OUTSTANDING.

                              RF MONOLITHICS, INC.

                                   FORM 10-Q

                           QUARTER ENDED MAY 31, 1998

                               TABLE OF CONTENTS

   ITEM
   NUMBER                                                               PAGE
   ------                                                               ----

                   PART I.   CONDENSED FINANCIAL INFORMATION

    1.      Condensed Financial Statements:
             Condensed Balance Sheets
             May 31, 1998 (Unaudited), and August 31, 1997                1

            Condensed Statements of Income - Unaudited
             Three Months Ended May 31, 1998 and 1997,
             and Nine Months Ended May 31, 1998 and 1997                  2

            Condensed Statements of Cash Flows - Unaudited
             Nine Months Ended May 31, 1998 and 1997                      3

             Notes to Condensed Financial Statements                      4

      2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                          5

                         PART II.   OTHER INFORMATION

      1.    Legal Proceedings                                            11

      2.    Changes in Securities                                        11

      3.    Defaults Upon Senior Securities                              11

      4.    Submission of Matters to a Vote of Security Holders          11

      5.    Other Information                                            11

      6.    Exhibits and Reports on Form 8-K                             11

                                   SIGNATURES

                    PART I.  CONDENSED FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

RF MONOLITHICS, INC.

CONDENSED BALANCE SHEETS
(In Thousands)
--------------------------------------------------------------------------------

                                                                   MAY 31,                    AUGUST 31,
ASSETS                                                              1998                         1997
                                                                 (UNAUDITED)
CURRENT ASSETS:
   Cash and cash equivalents                                       $ 1,558                      $   482
   Short-term investments                                            5,677                        5,487
   Trade receivables - net                                          10,357                        9,517
   Inventories                                                       7,151                        4,934
   Prepaid expenses and other                                        1,025                          961
   Deferred income tax benefits                                        742                          747
                                                                   -------                      -------

                 Total current assets                               26,510                       22,128

PROPERTY AND EQUIPMENT - Net                                        16,683                       13,694

DEFERRED INCOME TAX BENEFITS                                           266                          890

OTHER ASSETS - Net                                                     556                          648
                                                                   -------                      -------

TOTAL                                                              $44,015                      $37,360
                                                                   =======                      =======

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt and line of credit            $ 2,685                      $ 1,165
   Accounts payable - trade                                          3,339                        2,135
   Accounts payable - construction and equipment                     1,328                          604
   Accrued expenses and other liabilities                            3,054                        2,965
   Income taxes payable                                                491                          585
                                                                   -------                      -------

                 Total current liabilities                          10,897                        7,454

LONG-TERM DEBT                                                       1,100                        1,911

STOCKHOLDERS' EQUITY:
   Common stock: 5,632 and 5,514 shares issued and outstanding           6                            6
   Additional paid-in capital                                       26,267                       25,535
   Retained earnings                                                 5,822                        2,593
   Unearned compensation                                               (90)                        (142)
   Unrealized gain on short-term investments                            13                            3
                                                                   -------                      -------

                 Total stockholders' equity                         32,018                       27,995
                                                                   -------                      -------

TOTAL                                                              $44,015                      $37,360
                                                                   =======                      =======

See notes to condensed financial statements.

RF MONOLITHICS, INC.

CONDENSED STATEMENTS OF INCOME - UNAUDITED
(In Thousands, Except Per-Share Amounts)
--------------------------------------------------------------------------------

                                                 THREE MONTHS ENDED                           NINE MONTHS ENDED
                                                      MAY 31,                                      MAY 31,
                                           -------------------------------           ----------------------------------
                                               1998               1997                    1998                 1997
SALES                                         $14,595            $12,841                 $40,691              $33,613

COST OF SALES                                   8,708              7,527                  24,231               20,039
                                              -------            -------                 -------              -------

GROSS PROFIT                                    5,887              5,314                  16,460               13,574

OPERATING EXPENSES:
   Research and development                     1,276              1,060                   4,056                2,943
   Sales and marketing                          1,557              1,497                   4,427                4,285
   General and administrative                     774                987                   2,260                2,465
   Litigation                                       -                  -                     641                    -
                                              -------            -------                 -------              -------

                 Total operating expenses       3,607              3,544                  11,384                9,693
                                              -------            -------                 -------              -------

INCOME FROM OPERATIONS                          2,280              1,770                   5,076                3,881

OTHER INCOME (EXPENSE):
   Interest income                                 74                 83                     225                  230
   Interest expense                              (107)               (86)                   (245)                (264)
   Other expense                                  (10)                (6)                     (1)                 (15)
                                              -------            -------                 -------              -------

                 Total                            (43)                (9)                    (21)                 (49)
                                              -------            -------                 -------              -------

INCOME BEFORE INCOME TAXES                      2,237              1,761                   5,055                3,832

INCOME TAX EXPENSE                                778                612                   1,823                1,399
                                              -------            -------                 -------              -------

NET INCOME                                    $ 1,459            $ 1,149                 $ 3,232              $ 2,433
                                              =======            =======                 =======              =======

EARNINGS PER SHARE:
   Basic                                      $  0.26            $  0.21                 $  0.58              $  0.45
                                              =======            =======                 =======              =======
   Diluted                                    $  0.24            $  0.20                 $  0.54              $  0.43
                                              =======            =======                 =======              =======
WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING:
   Basic                                        5,628              5,438                   5,578                5,383
                                              =======            =======                 =======              =======
   Diluted                                      5,989              5,774                   6,006                5,688
                                              =======            =======                 =======              =======

See notes to condensed financial statements.

RF MONOLITHICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS - UNAUDITED
(In Thousands)
--------------------------------------------------------------------------------

                                                                         NINE MONTHS ENDED
                                                                               MAY 31,
                                                                        --------------------
                                                                           1998       1997
OPERATING ACTIVITIES:
   Net income                                                             $ 3,232   $ 2,433
   Noncash items included in net income:
      Deferred taxes                                                          629       847
      Depreciation and amortization                                         2,749     2,104
      Provision for doubtful accounts                                          83       135
      Other                                                                    49        50
   Cash from (used in) operating working capital:
      Trade receivables                                                      (923)   (2,463)
      Inventories                                                          (2,217)     (423)
      Prepaid expenses and other                                              (64)     (186)
      Accounts payable - trade                                              1,204     1,503
      Accrued expenses and other liabilities                                   89       827
      Income taxes payable                                                    (94)        6
                                                                          -------   -------

                  Net cash from operations                                  4,737     4,833

INVESTING ACTIVITIES:
   Purchases of short-term investments                                     (4,069)   (3,893)
   Sales of short-term investments                                          3,889     3,780
   Acquisition of property and equipment                                   (5,650)   (3,396)
   Proceeds from sale of assets                                                 -        24
   Decrease in other assets                                                    41        15
                                                                          -------   -------

                 Net cash used in investing activities                     (5,789)   (3,470)

FINANCING ACTIVITIES:
   Borrowings on notes payable                                              1,500         -
   Repayments of notes payable and line of credit                            (375)   (1,175)
   Repayments of capital leases                                              (453)     (248)
   Borrowings of accounts payable - construction and equipment                724       131
   Common stock issued for options exercised                                  232       420
   Common stock issued under the Purchase Plan                                500       167
                                                                          -------   -------

                 Net cash from (used in) financing activities               2,128      (705)
                                                                          -------   -------

INCREASE IN CASH AND CASH EQUIVALENTS                                       1,076       658

CASH AND CASH EQUIVALENTS:
   Beginning of period                                                        482     1,029
                                                                          -------   -------

   End of period                                                          $ 1,558   $ 1,687
                                                                          =======   =======

SUPPLEMENTAL INFORMATION:
   Interest paid                                                          $   229   $   253
                                                                          =======   =======

   Income taxes paid                                                      $ 1,168   $   256
                                                                          =======   =======

   Property and equipment acquisitions by debt                            $    37   $   723
                                                                          =======   =======


See notes to condensed financial statements.

RF MONOLITHICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1. INTERIM FINANCIAL STATEMENTS

The accompanying condensed financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, that in the opinion of the management of RF Monolithics, Inc. (the "Company" or "RFM") are necessary for a fair presentation of the Company's financial position as of May 31, 1998, the results of operations for the three and nine months ended May 31, 1998 and 1997, and cash flows for the nine months ended May 31, 1998 and 1997. These unaudited interim condensed financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended August 31, 1997, filed with the Securities and Exchange Commission.

Operating results for the nine months ended May 31, 1998, are not necessarily indicative of the results to be achieved for the full fiscal year ending August 31, 1998.

2. INVENTORIES

Inventories consist of the following (in thousands):

                                          MAY 31,            AUGUST 31,
                                           1998                1997
Raw materials and supplies                $4,142              $2,569
Work in process                            1,791               1,239
Finished goods                             1,218               1,126
                                          ------              ------

Total                                     $7,151              $4,934
                                          ======              ======


3. PROPERTY AND EQUIPMENT

Property and equipment includes construction in progress of $4,772,000 at May 31, 1998, and $3,021,000 at August 31, 1997, which is composed of property and equipment not yet placed in service primarily related to increasing the capacity of the Company's manufacturing facilities.

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

Reconciliation of share amounts is as follows (in thousands):

                                             THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                    MAY 31,                               MAY 31,
                                          ---------------------------          ----------------------------
                                             1998             1997                 1998             1997
Shares outstanding for basic
   earnings per share                         5,628            5,438               5,578            5,383
Effect of dilutive stock options                361              336                 428              305
                                              -----            -----               -----            -----
Shares outstanding for dilutive
   earnings per share                         5,989            5,774               6,006            5,688
                                              =====            =====               =====            =====

5. LITIGATION EXPENSE

Litigation expense, which amounted to $0 in the current quarter and $641,000 in the current year-to-date period, consists of expenses related to the resolution of the legal matter with TimeKeeping Systems, Inc. Expenses include legal expenses, settlement costs and related travel.


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

       Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section and those discussed in the Company's Form 10-K for the year ended August 31, 1997.

YEAR 2000 ISSUE

       The Company is continuing its evaluation of the Year 2000 issues to determine whether such issues are expected to be material to the Company's business, financial condition and results of operations. It has determined that its products are not effected by calendar dating, so there is no known Year 2000 impact on its product offering. The Company has formed a team to evaluate its situation and address any changes needed within its systems to ensure it can be fully compliant with Year 2000 requirements. Most of the Company's business information systems are in the process of being replaced by Glovia(TM) and Oracle(R) software, which are represented by the providers to be Year 2000 compliant. The remainder of the systems and equipment are being inventoried and evaluated as to compliance. The cost of necessary replacements and upgrades will be addressed in the Company's normal budgeting processes. The total cost of the business system being implemented is expected to be approximately $2.0 million, most of which has already been incurred. The Company does not currently anticipate that it will incur significant future expenditures to address Year 2000 compliance issues. There can be no assurance, however, that such future expenditures will not exceed the Company's expectations.

   Year 2000 issues may create risk for the Company from unforeseen problems in its own computer systems and from that of the systems of other companies upon which the Company's operations may rely. The Company continues to survey its customers and suppliers to determine the impact the Year 2000 issue may have on them. Based on such survey, the Company will prepare contingency plans to lessen the impact of potential problems resulting from customer or supplier Year 2000 issues. The current target for completion of the Company's Year 2000 program is the end of the second quarter of its 1999 fiscal year (February 28, 1999).

RESULTS OF OPERATIONS

   The following discussion relates to the financial statements of the Company for the three and nine months ended May 31, 1998 (current quarter and current year-to-date period), of the fiscal year ending August 31, 1998, in comparison to the three and nine months ended May 31, 1997 (comparable quarter of the prior year and comparable year-to-date period). In addition, certain comparisons with the three months ended February 28, 1998 (previous quarter), are provided where management believes it is useful to the understanding of trends.

   The selected financial data for the periods presented may not be indicative of the Company's future financial condition or results of operations.

   The following table sets forth, for the three and nine months ended May 31, 1998 and 1997, (i) the percentage relationship of certain items from the Company's statements of income to sales and (ii) the percentage change in these items between the current periods and the comparable periods of the prior year:

                                       Percentage of Total Sales                                   Percentage Change From
                             ---------------------------------------------------------    ----------------------------------------
                                     Three Months                   Nine Months                 Three Months         Nine Months
                                     Ended May 31,                 Ended May 31,                Ended May 31,        Ended May 31,
                             ---------------------------    --------------------------
                                  1998            1997           1998           1997            1997 to 1998         1997 to 1998
                             ------------    -----------    -----------    -----------    -------------------    -----------------
Sales                              100 %          100 %          100 %          100 %                14 %                 21 %

Cost of sales                       60             59             60             60                  16                   21
                                  ----           ----           ----           ----                 ---                  ---
  Gross profit                      40             41             40             40                  11                   21
                                  ----           ----           ----           ----                 ---                  ---
Research and development             9              8             10              9                  20                   38
Sales and marketing                 11             12             11             13                   4                    3
General and administrative           5              7              5              7                 (22)                  (8)
Litigation                           -              -              2              -                   -                    -
                                  ----           ----           ----           ----                 ---                  ---
   Total operating expenses         25             27             28             29                   2                   17
                                  ----           ----           ----           ----                 ---                  ---
   Income from operations           15             14             12             11                  29                   31
Other income (expense), net          -              -              -              -                 378                  (57)
                                  ----           ----           ----           ----                 ---                  ---
Income before income taxes          15             14             12             11                  27                   32
Income tax expense                   5              5              4              4                  27                   30
                                  ----           ----           ----           ----                 ---                  ---
   Net income                       10 %            9 %            8 %            7 %                27 %                 33 %
                                  ====           ====           ====           ====                 ===                  ===

SALES

   The following table sets forth the components of the Company's sales and the percentage relationship of the components to sales by product area for the periods ended as indicated (in thousands, except percentage data):

                                                        Amounts                                                % of Total
                             ------------------------------------------------------------------   ----------------------------------
                                       Three Months                       Nine Months                Three Months      Nine Months
                                       Ended May 31,                     Ended May 31,               Ended May 31,    Ended May 31,
                             --------------------------------   -------------------------------   -----------------  ---------------
                                   1998             1997             1998             1997           1998   1997       1998   1997
                             --------------------------------   -------------------------------   -----------------  ---------------
Low-power components                 $10,702          $ 9,159          $29,164          $25,628      73 %     71 %    72 %    76 %
Low-power Virtual Wire(R)
   radio systems                         791              461            2,169            1,697       6        4       5       5
Frequency control modules              1,238            1,175            2,951            2,598       8        9       7       8
Filters                                1,766            2,020            6,113            3,471      12       16      15      10
Technology development sales              98               26              294              219       1        0       1       1
                                     -------          -------          -------          -------     ---      ---     ---     ---
   Sales                             $14,595          $12,841          $40,691          $33,613     100 %    100 %   100 %   100 %
                                     =======          =======          =======          =======     ===      ===     ===     ===

   Sales increased 14% in the current quarter in comparison to the comparable quarter of the prior year and increased 10% from the previous quarter. Current year-to-date period sales increased 21% over the comparable year-to-date period. The increase in the current quarter and current year-to-date over the respective comparable periods was primarily attributable to an increased number of units shipped of low-power components and low-power Virtual Wire(R) radio systems. Low-power component sales in the current quarter increased 17% over the comparable quarter of the prior year and 16% compared to the previous quarter. Current year-to-date sales for these products increased 14% over the comparable year-to-date period. This was primarily due to increasing number of units sold for the Company's surface mount resonator products, particularly for customers in the automotive markets.

   The low-power component product line experienced a decline in the average per unit selling price of approximately 17% in the current quarter in comparison with the comparable quarter of the prior year. This is greater than the decrease of approximately 10% that was experienced in both fiscal 1996 and 1997 and reflects an increasingly competitive market for these products. The Company believes that the decline in average selling prices may be significant enough in future periods to offset the sale of an increased number of units, potentially resulting in lower total sales. There can be no assurance that sales for low-power components will continue to increase, or remain at the same level they have been in previous periods.

   Year-to-date sales increased more rapidly for the Company's various value added products than for the low-power component products. As a result, the value added products accounted for 28% of the total sales for the current year-to-date period compared to 24% for the comparable year-to-date period. Low-power Virtual Wire(R) radio systems sales increased 72% over the comparable quarter of
the prior year and 28% over the comparable year-to-date period.    Sales of
frequency control module products increased 5% from the comparable quarter of the prior year and 14% from the comparable year-to-date period. Sales increases for low-power Virtual Wire(R) radio system and frequency control module products resulted from continued increase in demand for newer products.

   Filter sales decreased 13% from the comparable quarter of the prior year and 21% from the previous quarter. The decline was primarily due to a significant reduction in shipments to a single wireless LAN customer. This is a North American customer that has been impacted by reduced demand from Asian customers. Year-to-date filter sales are 76% higher than the comparable year-to-date period, due to the impact of sales to this wireless LAN customer during our first two fiscal quarters. There can be no assurance that significant sales will resume to this customer in future periods.

   The Company is devoting considerable resources into developing the filter market and will continue to do so. Sales to a large segment of this market, the telecommunications base station market, increased significantly during the current quarter both in comparison to the comparable quarter of the prior year and the previous quarter. There can be no assurance, however, that sales to this market, if any, will continue.

   International sales (primarily in Europe and Asia) were approximately 58% and 49% of the Company's sales during the current quarter and the comparable quarter of the prior year, respectively. International sales were approximately 56% and 50% of sales during the current year-to-date period and the comparable year-to-date period, respectively. Sales to customers in Asia was slightly less than 13% of total sales in the current quarter, compared to 12% in the comparable quarter of the prior year and 10% in the previous quarter. The Company has not experienced a reduction in sales or new orders from customers in Asia in the current quarter. There can be no assurance that economic conditions in Asia will not result in future reductions in sales either directly to customers in Asia or to customers in North American or Europe who may have end customers in Asia.

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

   The Company's top five customers accounted for approximately 28% of the Company's sales in the current quarter, 31% in the comparable quarter of the prior year and 34% in the previous quarter. The decrease in the relative portion of the revenues to the Company's top five customers from the comparable quarter of the prior year to the current quarter was primarily a result of reduced sales to the wireless LAN customer discussed previously.

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

GROSS PROFIT

   The current quarter gross margin and year-to-date gross margin were 40.3% and 40.5% respectively. This represents a decrease from the 41.4% gross margin for the comparable quarter of the prior year, but nearly the same as the 40.4% gross margin for the comparable year-to-date period and the 40.3% gross margin for the previous quarter. The reduction in gross margin from the prior year was primarily due to the reduction in margins for the filter product line resulting from initial yield losses incurred as certain production was moved to automated processes. Gross margins for the largest product line, low-power components, actually increased compared to both comparable period of the prior year and the previous quarter. The increased gross margin resulted from the effect of reductions in per unit manufacturing costs which were only partially offset by the decline in average selling prices noted above.

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

RESEARCH AND DEVELOPMENT

   Research and development expenses in the current quarter increased approximately $216,000, or 20%, over the comparable quarter of the prior year. Current year-to-date research and development expenses increased 38% in comparison to the comparable year-to-date period. These costs increased due to the Company's increase in staffing for these activities and in other product development costs and reflects the Company's plan to increase product development for value added products. The Company expects that research and development expenses will increase in absolute dollars in future periods. Since research and development expenses increased faster than sales, such expenses increased to 9% of sales in the current quarter, compared to 8% of sales in the comparable quarter of the prior year.

SALES AND MARKETING

   Current quarter sales and marketing expenses increased approximately $60,000, or 4%, from the comparable quarter of the prior year and approximately $142,000, or 3%, from the comparable year-to-date period. Since sales increased faster than sales and marketing expenses, such expenses decreased to 11% of sales in the current quarter, compared to 12% of sales in the comparable quarter of the prior year. The Company expects to incur higher sales and marketing expenses in absolute dollars in future periods as it continues to increase its contacts with customers.

GENERAL AND ADMINISTRATIVE

   General and administrative expenses for the current quarter decreased approximately $213,000, or 22%, from the comparable quarter of the prior year. This decline resulted from a reduction in professional expenses. Current year-to-date general and administrative expenses decreased slightly in comparison with the comparable year-to-date period, causing these expenses to decline from 7% of sales to 5% of sales. The Company expects general and administrative expenses will increase in absolute dollars in future periods.

LITIGATION

   Litigation expense, which amounted to $641,000 in the current year-to-date period, consists of expenses related to the resolution of the legal matter with TimeKeeping Systems, Inc. Expenses include legal expenses, settlement costs and related travel. Legal expenses related to the TimeKeeping Systems, Inc. matter were substantially lower in the prior year. The Company does not currently expect to incur significant expenses with regard to this matter in future periods.

INCOME FROM OPERATIONS

   Income from operations was approximately $2,280,000, or 15% of sales in the current quarter, compared to approximately $1,770,000 or 14% of sales in the comparable quarter of the prior year. The increase in income from operations as a percent of sales is due to a reduction in operating expenses as a percent of sales. On a year-to-date basis, current year income from operations was 12% of sales, compared to 11% of sales for the comparable year-to-date period.

INCOME TAX EXPENSE

   The Company's income tax expense in the current quarter increased compared to the comparable periods of the prior year, reflecting an increase in taxable income. During the second quarter, the Company implemented a foreign sales corporation, RFM Export, Inc., to obtain tax savings relating to its exports, which represent approximately half of the Company's sales. The Company expects the effective tax rate would be approximately 35% to 36% in the next several quarters.

NET INCOME

   Net income increased 27% to approximately $1,459,000 ($.24 per diluted common share) in the current quarter, compared to approximately $1,149,000 ($.20 per diluted common share) for the comparable quarter of the prior year. On a year-to-date basis, net income increased 33% over the comparable year-to-date period.

LIQUIDITY AND CAPITAL RESOURCES

   The principal sources of liquidity at May 31, 1998, consisted of $7.2 million of cash and short-term investments and $6.2 million of unused credit facilities. These credit facilities include $3.5 million unused under a line of credit agreement with a commercial bank which expires December 31, 1999, and $2.7 million in an equipment-collateralized term lease facility with a commercial bank, available until December 31, 1998. The credit facilities contain restrictions and financial covenants relating to various financial ratios, including net worth, interest coverage and levels of debt compared to tangible net worth. As of May 31, 1998, the Company was in compliance with such restrictions and covenants.

   Net cash provided by operating activities was approximately $4.7 million and $4.8 million for the year-to-date periods of fiscal 1998 and 1997, respectively. The decrease in cash generated from operations was primarily due to an increase in cash used in operating working capital, partially mitigated by an increase in cash from net income and non-cash items included in net income for the comparable periods. The increase in working capital primarily resulted from an increase in raw material inventory, purchased in anticipation of future demand.

   Cash used in investing activities was approximately $5.8 million and $3.5 million for the year-to-date periods of fiscal 1998 and 1997, respectively, both primarily as a result of capital expenditures. The Company expects to acquire a total of approximately $7 million to $9 million of capital equipment by the end of the fiscal year, consisting primarily of equipment needed for its manufacturing facilities. Some of this equipment may be acquired under the equipment-collateralized operating lease facility.

   Net cash generated from financing activities was $2.1 million for the current year-to-date period, primarily related to cash from borrowings on notes payable, issuance's of common stock related to the Company's stock option and employee stock purchase plans and borrowings on accounts payable-construction and equipment offset by payments on borrowings of notes payable and capital leases. Net cash used in financing activities was $700,000 for the prior year-to-date period, primarily related to payments on the line of credit and capital leases.

   The Company believes that cash generated from operations, if any, banking facilities and the $7.2 million balance in cash and short-term investments will be sufficient to meet the Company's operating cash requirements through the rest of the fiscal year. To the extent that these sources of funds are insufficient to meet the Company's capital requirements, the Company may be required to raise additional funds. No assurance can be given that additional financing will be available or, if available, that it will be available on acceptable terms.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
Not applicable.

ITEM 2.  CHANGES IN SECURITIES
None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
None.

ITEM 5.  OTHER INFORMATION
Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The Company hereby incorporates by reference all exhibits filed in connection with Form 10-K for the year ended August 31, 1997 and the Forms 10-Q for the quarters ended November 30, 1997 and February 28, 1998.

(b) The Company did not file any reports on Form 8-K during the quarter ended May 31, 1998.

(c)  Exhibit Number      Description
     --------------      -----------

          10.24 Separation and Consulting Agreement between the Company and Mr. Conlin, dated June 10, 1998

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


                              RF MONOLITHICS, INC.


Dated: July 15, 1998          By:    /s/ Sam L. Densmore
                                     -------------------
                                     Sam L. Densmore
                                     CEO, President and Director

                                     /s/ James P. Farley
                                     -----------------------
                                     James P. Farley
                                     VP and Controller