Form 10-K
period 1998-08-31
RF MONOLITHICS INC /DE/
filed 1998-11-30
CIK 922204

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

                   For the fiscal year ended August 31, 1998

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of November 15, 1998, was $60,607,300. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock of the Company have been excluded because such persons may be deemed to be affiliates.

The number of shares outstanding of the Registrant's Common Stock was 5,712,307 as of November 15, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE

Registrant's Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the 1999 Annual Meeting is incorporated herein by reference into Part III of this Report.

                             RF MONOLITHICS, INC.
                                   FORM 10-K
                          YEAR ENDED AUGUST 31, 1998

                               Table of Contents

Item
Number                                                                      Page
------                                                                      ----
                                    PART I.

1.   Business..............................................................   2

2.   Facilities............................................................  10

3.   Legal Proceedings.....................................................  11

4.   Submission of Matters to a Vote of Security Holders...................  11

                                   PART II.

5.   Market for Registrant's Common Stock and Related Stockholder Matters..  11

6.   Selected Financial Data...............................................  12

7.   Management's Discussion and Analysis of Financial Condition
     And Results of Operations.............................................  13

8.   Financial Statements and Supplementary Data...........................  20

9.   Changes in and Disagreements With Accountants on Accounting and
     Financial Disclosure..................................................  20

                                   PART III.

10.  Directors and Executive Officers of the Registrant....................  21

11.  Executive Compensation................................................  21

12.  Security Ownership of Certain Beneficial Owners and Management........  21

13.  Certain Relationships and Related Transactions........................  21

                                   PART IV.

14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.......  21

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

ITEM 1.   BUSINESS

     RF Monolithics, Inc. ("RFM" or the "Company") designs, develops, manufactures and markets a broad range of radio frequency ("RF") component and module products in four areas: low-power components, low-power Virtual Wire(R) short-range radio devices, frequency control modules and filters. The Company's products are based on surface acoustic wave ("SAW") technology and are manufactured as discrete devices to perform specific functions and as integrated modules to meet system performance requirements. The Company believes that its SAW-based products, coupled with its RF design and manufacturing expertise, offer electronics manufacturers certain fundamental advantages over alternative technologies. As electronic applications ranging from automotive remote keyless entry ("RKE") to digital cellular phones to computers migrate to higher operating frequencies with tighter tolerances and more stringent performance specifications, demand for RF modules and SAW discrete components is expected to increase.

     The Company focuses its product development in the frequency range of 200 megahertz ("MHz") to 2,400 MHz and above. The Company markets its line of more than 500 resonators, filters, clocks, oscillators, transmitters and receivers to original equipment manufacturers ("OEMs") world-wide, including Code-Alarm, Inc., Delco Electronics, Linear Corporation, Nokia Telecommunications, Nortel (Northern Telecom, Inc.), Siemens AG, and Silicon Graphics, Inc. The Company is also strengthening its global distribution network.

BACKGROUND

     The Company believes that a significant market opportunity for more widespread adoption of SAW technology is emerging. As electronic applications increase in speed and frequency, there will be an increasing demand for improved performance and functionality, greater precision, reduced size, lower power consumption and greater reliability. The Company believes that these dynamics are creating frequency control opportunities that are not effectively addressed by traditional RF approaches.

     SAW technology based discrete components, modules and RF systems combine a complex mix of software-controlled design rules, wafer fabrication, hybrid assembly and packaging processes to meet stringent customer and governmental compliance requirements. The earliest SAW applications were developed for high-level military systems for electronic warfare and volume consumer products such as TVs and VCRs. The unique features of SAW technology provide flexible solutions to systems designers defining tomorrow's emerging applications across multiple market segments.

MARKETS AND APPLICATIONS

     The Company focuses on specific market opportunities where the Company believes that its SAW technology solutions coupled with its RF design expertise address current and emerging market and application requirements. The Company offers products in four areas: (1) low-power components; (2) low-power Virtual Wire(R) short-range radio devices; (3) frequency control modules; and (4) filters. These products are incorporated into application designs in five primary markets: automotive, computer, consumer, industrial and telecommunications.

AUTOMOTIVE:

     The automotive industry utilizes SAW-based components in transmitter and receiver designs for remote keyless entry (RKE) applications. Emerging applications utilizing transmitter and receiver functions include the run flat tire and immobilized theft-deterrent systems. Automotive electronic applications continue to grow with the unending drive toward smaller size, reduced cost and improved system performance as evidenced by some of the emerging multiplexing design schemes. These market requirements are met by the Company's low-power components and low-power Virtual Wire(R) short-range radio devices. This market is subject to severe price competition.

COMPUTER:

     The wireless market for two-way data communication offers opportunities for the Company's new transceiver modules. The operating speed of computer products is increasing in order to provide more widespread, faster access to and manipulation of multimedia information and the more rapid design and analysis of electronics, structural and industrial systems. Frequency control modules, primarily clocks, are applied in computer systems to provide a precise, stable frequency control source. The design and deployment of wireless local area computer and data link networks is generating increasing demand in SAW filters.

CONSUMER:

     Consumer market applications encompass a wide range of electronic designs. Those utilizing SAW-based devices include the cable television industry, wireless headphones and loudspeakers, wireless door chimes and home automation applications. These consumer electronic applications may incorporate low-power components, low-power Virtual Wire(R) short-range radio devices and filters.

INDUSTRIAL:

     The industrial market includes applications such as security systems, meter reading and bar code reading devices, medical systems and custom data link equipment. Low-power components, low-power Virtual Wire(R) short-range radio devices and filters may all be designed into industrial applications, depending upon the customer's RF design expertise and time-to-market requirements.

TELECOMMUNICATIONS:

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

PRODUCTS

     The Company's products are organized into four primary product families:
(1) low-power components; (2) low-power Virtual Wire(R) short-range radio devices; (3) frequency control modules; and (4) filters.

LOW-POWER COMPONENTS:

     Resonators. The Company's resonators are used in low-power wireless transmitter and receiver applications, including automotive remote keyless entry systems and related products. The Company manufactures SAW resonators in volume, and they are supplied in both three-lead metal packages ("TO-39") and leadless surface mount packages. The surface mount technology ("SMT") facility initiated high-volume production in 1995. The market for low-power resonators is intensely competitive and has been characterized by price erosion, rapid technological change and product obsolescence. As a result, the Company has experienced increasing price competition for these products.

     Coupled-Resonator Filters. The Company's coupled-resonator filters are resonator structures which are optimized for digital communications Intermediate Frequency ("IF") filter designs used in air-to-ground telephone systems, 915 MHz cordless telephones and hybrid receiver applications. Coupled-resonator filters are well suited for certain frequency stabilization applications, such as the frequency control clock modules, and as input filters for the hybrid receiver modules and output filters for the hybrid transmitter modules manufactured by the Company. In fiscal 1999, the Company intends to introduce a new line of coupled resonators in surface mount packages.

LOW-POWER VIRTUAL WIRE(R) SHORT-RANGE RADIO DEVICES:

     The Company's family of hybrid transmitter ("HX") and receiver ("RX") modules are the primary products included in low-power Virtual Wire(R) short-range radio device operations. During fiscal 1999, the Company will introduce a transceiver chip based on its patented Amplifier Sequenced Hybrid ("ASH") technology. The chip offers two-way data communication in a single small module with performance identical to the separate HX and RX modules at lower total cost.

     These products feature small size, very low-power consumption and excellent RF performance, and provide the system designer flexibility and rapid time to market for emerging applications. The breadth of frequency ranges covers both North American and international frequency bands for low-power data transmission. The receiver's ASH architecture provides exceptional performance with extremely low harmonic radiation, allowing customers' ease of international standards certification.

     The Virtual Wire(R) short-range radio device product offerings also include complete transceiver design and development kits that allow the system designer, who has minimal RF experience, the ability to apply wireless, two-way data transfer to emerging applications. The application market for Virtual Wire(R) short-range radio devices includes remote bar-code data entry, remote meter reading and wireless thermostats.

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

     High-frequency clocks. The Company's high-frequency clock modules are used in high-speed computing and high-resolution graphics applications in the computer market segment. The Company's SAW-based clocks allow the customer to realize improved performance by providing a highly stable frequency source which results in very low timing variations from one cycle to the next (commonly referred to as "jitter") and good symmetry across each cycle. SMT packages complement the Company's leaded metal packaged product.

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

     Low-loss transversal filters and precision transversal filters are used in both digital cellular systems GSM and personal communications system (PCS) standards and in SONET repeaters. The low-loss filters are designed to minimize signal distortion in the frequency band that the filter is designed to pass. The precision filters provide excellent amplitude and group delay flatness for fractional bandwidths of 2% or more.

     The proximity-coupled filters are narrow-band SAW filters used in cellular applications deploying the IS-54 Time Division Multiple Access (TDMA) standard and in cellular digital packetized data (CDPD) applications as intermediate frequency (IF) filters. Proximity filters are also used extensively in digital pagers and a number of analog cellular phone systems.

MANUFACTURING

     The manufacturing of the Company's products is a highly complex and precise process that is sensitive to a wide variety of factors, including the level of contaminants in the manufacturing environment, impurities in the materials used and the performance of manufacturing personnel and production equipment. Until the devices are enclosed or sealed within their final package, they are subject to contamination. Because of this, almost all operations prior to enclosure welding or sealing are performed in controlled environments such as clean-room environments. The Company has experienced product shipment delays and lower-than-expected production yields. The Company has experienced and may in the future experience a delay in transferring products from engineering to volume manufacturing status. The manufacturing process could result in shipment delays or loss of production yields that will materially and adversely increase the cost of manufacturing. The Company's manufacturing operations are housed in two buildings located side-by-side in Dallas, Texas. The Company has limited ability to outsource its manufacturing operations. As a result of the Company's substantial reliance on a single manufacturing location, damage occurring to such facility, whether by act of nature or otherwise, may have a material adverse affect on the Company's manufacturing operations.

     The Company's customers demand an increasing level of quality. The Company has begun the process of implementing a program to achieve QS 9000 and ISO 9001 certification in fiscal 1999. The Company could fail to achieve these improvements to its operations. To the extent they are not achieved, the Company's operating results could be materially and adversely affected. The Company has in the past experienced sudden increases in demand which have put pressure on its manufacturing facilities to increase capacity to meet this demand. In addition, new products sometimes require different manufacturing processes than the Company currently possesses. The Company has devoted the bulk of its capital expenditures to increase capacity and improve its manufacturing processes. The Company may not be able to continue to increase its manufacturing capacity and improve its manufacturing processes in a timely manner to take advantage of increased market demand.

     The Company divides its manufacturing operations into two key areas: wafer fabrication and assembly.

WAFER FABRICATION:

     Fabrication of deposited and patterned wafers takes place in a clean-room environment. Thin aluminum films are precisely deposited onto three-inch and four inch-diameter quartz substrates that are subsequently etched with very small (micron and submicron) patterned structures. Each patterned device is called a die, and there may be from 40 to 2,000 die on a single three-inch or four-inch wafer. Over the past two years, the Company completed an expansion of its wafer fabrication factory, adding facilities and new automated wafer processing equipment. As demands on the wafer fabrication facility increase, there is an ongoing need to increase the capacity and operational efficiency of this facility. The Company may not be able to achieve these improvements in a timely manner. To the extent the Company does not achieve acceptable wafer fabrication yields or experiences product shipment delays as a result of problems associated with the expansion of the wafer fabrication factory, the Company's operating results could be materially and adversely affected. The Company added the capability to process four-inch quartz wafers during fiscal 1998. This added capability is in line with the Company's on-going program to increase capacity.

ASSEMBLY:

     In assembly, there are three production areas that correspond to the three distinct types of packages being manufactured: (1) TO-39 components; (2) module devices; and (3) SMT components.

     TO-39 component manufacturing involves the assembly of single-die devices into leaded metal packaging. This method of assembly includes the Company's older low-power component products.

     Module manufacturing consists of multiple devices, one or more of which is a SAW. The resulting packages vary in configuration, but all have leads that are used to mount the package through holes in the customer's printed circuit boards. The Company's products assembled in module manufacturing include frequency control devices and filters.

     The Company's SMT products contain SAW die and, in some cases, other electronic components as well. The Company's manufacturing process is based on arrays, which allows for automated processing of up to 400 devices at a time. Since this represents a unique manufacturing process, some of the equipment has been custom-designed for the Company and represents several unique applications of existing manufacturing technology. The SMT facility is responsible for assembly of low-power components and low-power Virtual Wire(R) short-range radio device products.

     During fiscal 1998, the Company completed construction of two 6,000 square foot production facilities that are being utilized to manufacture the TO-39 components and module devices, respectively.

SOURCE OF COMPONENTS:

     While the Company uses standard components whenever possible, certain of the components used in the Company's SAW devices and modules are made to the Company's specifications. This is particularly true for specialized semiconductor manufacturers from whom the Company purchases several RF integrated circuits. These companies include Maxim Integrated Products, Cal Eastern Labs Inc. and Kyocera America Inc. The Company has experienced delays and quality control problems with certain of its single-source suppliers in the past. Although the Company is attempting to obtain second-source suppliers, the Company believes it will continue to be dependent upon single-source suppliers for the foreseeable future. Delays in delivery, quality problems or the inability of the Company to obtain the components required to manufacture the Company's products on a cost-effective basis could have a material adverse effect on the Company's business and results of operations.

SALES AND MARKETING

     The Company distributes its products in the United States through manufacturers' representatives managed by the Company's restructured area sales management team (internal sales force). Additionally, the Company has authorized two North American distributors to stock and sell all Company products. International sales are handled through a combination of manufacturers' representatives and direct sales management. Despite these sales efforts, the Company may not be able to maintain or increase demand for the Company's products.

     The Company's international sales are currently denominated in U.S. currency. An increase in the value of the U.S. dollar relative to foreign currencies could make the Company's products more expensive and, therefore, potentially less competitive in those markets. A significant portion of the Company's business is in Asian markets which have been experiencing economic instability. The Company's sales to Asian markets could be adversely affected by such economic instability. Additional risks inherent in the Company's international business activities generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, costs and risks of localizing international operations, potentially adverse tax consequences, repatriation of earnings and the burdens of complying with a wide variety of foreign laws. Such factors could have a material adverse effect on the Company's future results of operations.

     In fiscal 1998 and 1997, no single customer accounted for more than 10% of sales and the top 10 customers accounted for approximately 40% and 39% of total sales, respectively. Sales to major customers have fluctuated in the past and may continue to fluctuate in the future.

     RFM enters into select, custom product development programs. These development programs can last from 2 months to 18 months. The scope of these programs includes initial engineering of the RF function under development through assisting in the interface of the RF and digital hardware. The Company is engaged in an increasing number of these programs. In addition, many of the Company's products are subject to regulations. Customers may require their products to be certified with various regulatory agencies. The Company offers its customers various types of assistance in obtaining certification. However, the

Company's customers may not obtain required certifications in a timely manner or at all. Delays in obtaining certification could result in significant losses of potential Company sales.

COMPETITION

     The markets for the Company's products are intensely competitive and are characterized by price erosion, rapid technological change and product obsolescence. In each of the markets for the Company's products, the Company competes with very large vertically integrated, international companies, including Matsushita Electrical Industrial Co., Ltd., Sanyo Electric Co., Siemens, AG, Toyo Communication Equipment Co., Ltd. and Murata Manufacturing Co., that have substantially greater financial, technical, sales, marketing, distribution and other resources, and broader product lines than the Company. The Company's competitors with greater financial resources or broader product lines may be able to engage in sustained price reductions in the Company's primary markets to increase market share. The Company also expects increased competition from existing competitors as well as competition from a number of companies that currently use SAW expertise largely for internal requirements. In addition, the Company has experienced increased competition from companies that offer alternative solutions such as phase locked loop technology, which combines a semiconductor with a traditional crystal. The Company believes competitors may duplicate the Company's products, which could adversely affect selling prices and market share.

     The Company believes that its ability to compete in its target markets depends on factors both within and outside the Company's control, including timing and success of new product introductions by the Company and its competitors, availability of manufacturing capability, the Company's ability to support decreases in selling price through reduction in cost of sales, the pace at which the Company's customers incorporate the Company's products into their end user products and general economic conditions.

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

     RFM employs approximately 50 individuals in engineering and product development, including design engineers and scientists. They are responsible for new products from inception to the commencement of volume manufacturing. The Company believes that the efforts of this group help to ensure that RFM's products provide an optimum system solution for the customer and are manufacturable at a competitive cost.

     From time to time, the Company has entered into agreements with customers to develop specific SAW devices for inclusion in the customer's end product. Pursuant to such agreements, the non-recurring engineering ("NRE") cost associated with such development work, which is treated by the Company as cost of technology development sales, is generally reimbursed by the customer. Total technology development (or NRE) sales during fiscal years 1998, 1997 and 1996 were $338,000, $318,000 and $125,000, respectively. Costs related to these sales were included in the Company's cost of sales during these years. The Company considers the development of new products essential to increasing and maintaining sales.

PROPRIETARY RIGHTS

     The Company relies on a combination of patents, copyrights and nondisclosure agreements in order to establish and protect its proprietary rights. The Company's policy is to file patent applications to protect technology, inventions and improvements that are important to its business. Patents may not be issued from any of the Company's pending applications. In addition, claims which are allowed from existing or pending patents may not be sufficiently broad to protect the Company's technology. While the Company intends to protect its intellectual property rights vigorously, patents held by the Company may be challenged, invalidated or circumvented, or the rights granted thereunder may not provide competitive advantages to the Company.

     The Company also seeks to protect its trade secrets and proprietary technology, in part, through confidentiality agreements with employees, consultants and other parties. These agreements could be breached and the Company may not have adequate remedies for any breach. Further, the Company's trade secrets could otherwise become known to or independently developed by others. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as the laws of the United States.

     The electronics industry is characterized by uncertainty and conflicting intellectual property claims. The Company has in the past and may in the future become aware of the intellectual property rights of others that it may be infringing. The Company may be notified that it is infringing on other patents and/or other intellectual property rights of third parties. In the event of such alleged infringement, a license to the technology in question may not be available on commercially reasonable terms, if at all. In addition, litigation could occur and the outcome of such litigation could be adverse to the Company. The failure to obtain necessary licenses or other rights, the occurrence of litigation arising out of such claims or an adverse outcome from such litigation could have a material adverse effect on the Company's business. In any event, patent litigation is very expensive, and the Company's results of operations could be materially adversely affected by such litigation, regardless of its outcome.

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

EMPLOYEES

     As of August 31, 1998, the Company had a total of 632 employees. Of such employees, approximately 162 were temporary employees. With the exception of one employee located in sales locations in Europe, all of the employees of the Company are based at the Company's headquarters in the metropolitan area of Dallas, Texas. The Company's future success depends to a significant degree upon the continued service of its key technical and senior management personnel and its continuing ability to attract and retain highly qualified technical and managerial personnel. Competition for such personnel is intense. The Company may not be able to retain or continue to attract key managerial and technical employees. Failure to retain or continue to attract key managerial and technical employees could have a material adverse effect on the Company's business and results to operations. None of the Company's employees are represented by a labor union. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

POTENTIAL FLUCTUATIONS IN RESULTS OF OPERATIONS; ORDER TRENDS AND BACKLOG

     The Company's quarterly and annual results have been and will continue to be affected by a wide variety of factors that have had in the past and in the future could have a material adverse effect on the Company's business and results of operations during any particular period, including the level of orders that are received and can be shipped in a quarter, the rescheduling or cancellation of orders by its customers, competitive pressures on selling prices, changes in product or customer mix, availability and cost of raw materials, the ability of the Company to manufacture a sufficient volume of products in a cost-effective manner, fluctuations in manufacturing yield, availability of wafer fabrication and assembly manufacturing capacity, loss of any strategic relationship, the ability to introduce new products and technologies on a timely and cost-effective basis, new product introductions by the Company's competitors, market acceptance of products of both the Company and its customers, supply constraints for other components incorporated into its customers' products, foreign currency fluctuations, delays in customer orders or payments or interruptions in operations due to Year 2000 issues, and the level of expenditures for research and development, sales, and general and administrative functions.

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

     The Company's backlog at August 31, 1998, was approximately $9.8 million as compared to $12.9 million as of August 31, 1997. The Company includes in its backlog all purchase orders scheduled for delivery within the subsequent 12 months. The Company's backlog, although useful for scheduling production, does not represent actual sales and should not be used as a measure of future sales. All orders in backlog are subject to cancellation prior to 30 days before shipment without penalty at the option of the customer and to changes in delivery schedules. The Company's backlog is subject to fluctuations. Backlog as of any particular date may not be a reliable measure of sales for any future period.

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

     NONE

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the quarter ended August 31, 1998.

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

           1997:                              High              Low
                                              ----              ---
              First Quarter                   11 3/4            7 1/8
              Second Quarter                  11 1/2            8 5/8
              Third Quarter                   15 1/4            9 1/2
              Fourth Quarter                  26 5/8            14 1/4
           1998:
              First Quarter                   14 1/2            10
              Second Quarter                  15 1/2            12
              Third Quarter                   14 4/9            11 3/8
              Fourth Quarter                  10 1/2            7 7/8

     The Company has not paid dividends on its Common Stock and presently intends to continue this policy in order to retain earnings for use in its business. The Company had approximately 200 stockholders of record as of November 15, 1998 (which number does not include the number of stockholders whose shares are held of record by a brokerage house or clearing agency, but does include such brokerage house or clearing agency as one record holder). The last sales price for RFMI's Common Stock, as reported by NASDAQ on November 13, 1998, was $11.0625.

ITEM 6.   SELECTED FINANCIAL DATA

                                                                                        Year Ended August 31,
                                                                         1998       1997        1996        1995       1994
                                                                         ----       ----        ----        ----       ----
                                                                          (In thousands, except earnings per share amounts)
Statement of Income Data:

Sales                                                                  $ 55,172   $ 47,692    $ 35,718    $ 32,141   $ 24,787

Cost of sales                                                            33,549     28,136      22,336      20,253     15,372
                                                                       --------   --------    --------    --------   --------

Gross profit                                                             21,623     19,556      13,382      11,888      9,415

Gross profit margin %                                                      39.2 %     41.0 %      37.5 %      37.0 %     38.0 %

Research and development                                                  5,081      4,169       3,366       3,148      1,381
Sales and marketing                                                       5,646      5,842       4,391       4,300      3,517
General and administrative                                                2,889      3,391       2,747       2,266      2,104
Litigation                                                                  641
                                                                       --------   --------    --------    --------   --------

   Total operating expenses                                              14,257     13,402      10,504       9,714      7,002
                                                                       --------   --------    --------    --------   --------

Income from operations                                                    7,366      6,154       2,878       2,174      2,413
Other income (expense), net                                                  14       (142)       (107)        197       (139)
                                                                       --------   --------    --------    --------   --------

Income before income taxes and accounting change                          7,380      6,012       2,771       2,371      2,274
Income tax expense (benefit)                                              2,620      2,205         882         851         13
                                                                       --------   --------    --------    --------   --------

   Net income                                                          $  4,760   $  3,807    $  1,889    $  1,520   $  2,261
                                                                       ========   ========    ========    ========   ========

Earnings per share (pro forma prior to 1995):
     Basic                                                             $   0.86   $   0.70    $   0.37    $   0.31   $   0.65
                                                                       ========   ========    ========    ========   ========
     Diluted                                                           $   0.80   $   0.66    $   0.35    $   0.29   $   0.59
                                                                       ========   ========    ========    ========   ========

Weighted average common shares outstanding (pro forma pror to 1995):
     Basic                                                                5,551      5,379       5,084       4,985      3,476
                                                                       ========   ========    ========    ========   ========
     Diluted                                                              5,978      5,790       5,429       5,325      3,830
                                                                       ========   ========    ========    ========   ========


Balance Sheet Data (at August 31):

Cash, cash equivalents and short-term investments                      $  5,613   $  5,969    $  6,060    $  5,086   $  6,555
Working capital                                                        $ 17,286     14,674      12,879       9,616      9,101
Total assets                                                           $ 44,790     37,360      30,571      30,545     23,735
Long-term debt                                                         $    815      1,911       2,413       2,854        153
Shareholders' equity                                                   $ 34,166     27,995      23,128      20,292     18,470

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     RFM designs, develops, manufactures and markets a broad range of RF components and modules for the low-power component, Virtual Wire(R) short-range radio device system, frequency control module and filter product areas. The Company's products are based on SAW technology, and the Company's strategy is to leverage its RF design skills and its packaging technology to provide SAW-based solutions to the current and emerging needs of the electronics industry. The Company's products include more than 500 resonators, filters, high-frequency clocks, oscillators, and transmitter and receiver modules. The Company's average selling prices within these product lines generally range from $.50 to $30 for low-power products (components and radio systems), $10 to $350 for frequency control modules and $4 to $30 for filter products.

     During fiscal 1994 and the first two quarters of fiscal 1995, the Company constructed and tested its new surface-mount technology ("SMT") manufacturing facility. The purpose of the facility is to provide the capability to manufacture products utilizing surface-mount packaging in a highly automated environment. During this period, the facility had not reached production status, so the related equipment was not placed into service, and certain associated costs were capitalized as start-up costs. The related costs were included in property and equipment as construction in progress. In the third quarter of fiscal 1995, this facility achieved production status; accordingly, depreciation on the equipment and amortization of capitalized start-up costs began.

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

RESULTS OF OPERATIONS

     The following discussion relates to the financial statements of the Company for the fiscal year ended August 31, 1998 (current year or fiscal 1998), in comparison to the fiscal year ended August 31, 1997 (prior year or fiscal 1997), as well as the fiscal year ended August 31, 1996 (fiscal 1996). In addition, there is discussion of the financial statements for the three months ended August 31, 1998 (fourth quarter), in comparison to the three months ended August 31, 1997 (comparable quarter of the prior year).

     The following table sets forth, for the years ended August 31 (1) the percentage relationship of certain items from the Company's statements of income to total sales and (2) the percentage change in these items from year to year:

                                        Percentage of Sales        Year-to-Year Change
                                        --------------------       -------------------
                                                                   1997 to      1996 to
                                        1998    1997    1996         1998         1997
                                        ----    ----    ----         ----         ----
Sales                                   100 %   100 %   100 %         16 %         34 %

Cost of sales                            61      59      62           19           26
                                       ----    ----    ----         ----         ----

Gross profit                             39      41      38           11           46

Research and development                  9       9       9           22           24
Sales and marketing                      10      12      12           (3)          33
General and administrative                5       7       8          (15)          23
Litigation                                1      --      --           --           --
                                       ----    ----    ----         ----         ----
           Total operating expenses      25      28      29            6           28
                                       ----    ----    ----         ----         ----

           Income from operations        14      13       9           20          114

Other income (expense), net              --      --      --         (1.1)          33
                                       ----    ----    ----         ----         ----

           Income before income taxes    14      13       9           23          117

Income tax expense                        5       5       3           19          150
                                       ----    ----    ----         ----         ----

           Net income                     9 %     8 %     6 %         25 %        102 %
                                       ====    ====    ====         ====         ====

Sales

     The following table sets forth the components of the Company's sales and percentage relationship of the components to total sales for the periods indicated:


                                                         Year Ended August 31,
                                     --------------------------------------------------------------
                                           1998                 1997                   1996
                                     -----------------    ------------------     ------------------
                                                  %                     %                      %
                                     Amount   of Total    Amount    of Total     Amount    of Total
                                     ------   --------    ------    --------     ------    --------
                                                        (Dollars in thousands)

Product sales:

   Low-power components             $ 39,961     72 %    $ 36,118      76 %     $ 25,764      72 %

   Short-range radio devices           3,384      6         2,415       5          1,729       5

   Frequency control modules           4,164      8         3,429       7          6,064      17

   Filters                             7,325     13         5,412      11          2,036       6
                                    --------    ---      --------     ---       --------     ---

      Total product sales             54,834     99        47,374      99         35,593     100

Technology development sales             338      1           318       1            125       -
                                    --------    ---      --------     ---       --------     ---

      Total sales                   $ 55,172    100 %    $ 47,692     100 %     $ 35,718     100 %
                                    --------    ---      --------     ---       --------     ---


     Sales increased 16% in fiscal 1998, due to increased demand for each of the Company's four product lines. Sales increased 34% in fiscal 1997 due to increases in three of the Company's product lines.

     Low-power component sales increased 11% in fiscal 1998 and 40% in fiscal 1997, due to an increase in number of units sold in both periods, particularly to automotive customers. This was despite a decrease in average selling prices due to the competitive markets in which these products are sold. The Company believes that the markets for its low-power component products is approximately $100 million and is growing in terms of unit volume. These markets have attracted a number of large international competitors, particularly for the automotive segment. The increased competition has resulted in lower average selling prices in many cases. The Company believes that the impact of lower average selling prices may be significant enough in future periods to offset the impact of selling an increased number of units. There can be no assurance that sales for low-power components will continue to increase, or even stay at the same level they have been in previous periods.

     The Company continues to devote a considerable amount of its capital, technical, sales and marketing resources to the Virtual Wire(R) short-range radio device products. Sales for these products have increased 40% in both fiscal years 1998 and 1997, due to an increase in the number of units sold for these products. The latest product offering in this product family, is the transceiver module, a fully integrated short-range radio device module. The transceiver module offers robust operation, small size, low-power consumption and low costs for short range wireless data applications. In addition, the Company believes this product will match applications being identified by the Home RF Working Group, sponsored by Intel and HP, and Bluetooth Consortium, sponsored by Ericsson and Nokia. The Company believes this product group provides an opportunity to exploit its proprietary technology and pursue its strategy of focusing on value added products. The timing of when any sales resulting from such new applications reach the production phase is dependent upon the timing of both the customers' product development cycles and their product introduction cycles. It is difficult to project if, and when, these new products will have a significant impact on the Company's sales.

     Filter sales continue year-to-year growth as sales increased 35% in fiscal 1998 and 166% in fiscal 1997, primarily due to an increase in the number of units sold for these products. The lower growth rate is a result of some erosion of pricing in the filter market and the long development and introduction cycle for our new filter products. The Company continues to invest resources in this area and expects to continue increasing its filter offering, as well as enhancing design capability for CDMA and W-CDMA products. In addition, the Company is also capitalizing on its strengths in product packaging and believes these initiatives will result in an increase in our share of the filter market. It is difficult to predict if, and when, this strategy to focus on filter products will have a significant impact on the Company's sales.

     Frequency control module sales increased 21% in fiscal 1998, an increase from a 43% decrease in fiscal 1997. These products accounted for 8% of total sales in fiscal 1998 and 7% in 1997. Frequency control module sales in prior years predominately included sales to the Company's then largest customer, Digital Equipment Corporation ("Digital"), for use in systems based on the Alpha microprocessor. Sales to Digital decreased in fiscal 1997 compared to 1996, primarily as a result of lower average selling prices, as this customer converted to lower-priced units as well as reduced number of units sold. Sales to Digital accounted for approximately 1% and 10% of total sales during fiscal 1997 and 1996 respectively.

     The Company's top five customers accounted for approximately 27%, 27%, and 28% of the Company's total sales in fiscal 1998, 1997 and 1996, respectively. Over the last three fiscal years, a significant portion of the increased sales were due to new customers. No single customer accounted for more than 10% of total sales in 1998.

     International sales (primarily in Europe and Asia) were approximately 50% of the Company's total sales during the last three fiscal years. The Company considers all product sales with a delivery destination outside North America to be international sales. These sales are denominated primarily in U.S. currency.

Sales to customers in Asian markets ranged from 10% to 15% of total sales during the last three years. The Company intends to continue its focus on international sales in the future and expects that international sales will continue to represent a significant portion of its business. This focus on international sales may not be achieved. Even if achieved, the Company's international sales are highly sensitive to fluctuations in such markets. For example, recent instability in Asian economies may result in fluctuations in Asian sales and could have a material adverse effect on the Company's business.

     While the Company has achieved sales increases in prior periods, there can be no assurance that this can be achieved in future periods. The Company's success is highly dependent on achieving technological advances in its product design and manufacturing capabilities, as well as its ability to sell its products in a competitive marketplace that can be influenced by outside factors such as economic and regulatory conditions. The Company experiences increased competition from companies that offer alternative solutions such as phased locked loop technology. Competition from alternative technologies or from competitors duplicating the Company's technologies could adversely affect selling prices and market share.

Gross Profit Margin

     Gross profit margin decreased to 39.2% in fiscal 1998, compared to 41.0% in fiscal 1997, and 37.5% in fiscal 1996, primarily as a result of decreased gross profit margin for the Company's low-power component and Virtual Wire(R) short-range radio device products. Margins for these products decreased because the per-unit selling prices decreased due to competitive pressures more rapidly than per-unit manufacturing costs. Per-unit manufacturing costs continued to decrease due to improved production processes that increased yields and productivity, and increased demand creating an increase in the number of units produced. The increased number of units produced allowed relatively high fixed overhead costs to be lower on a per-unit basis. The increase in 1997 gross profit margin was primarily due to an increase in gross margin for the Company's low-power component and Virtual Wire(R) short-range radio device products. In 1997, per unit manufacturing costs decreased more rapidly than selling prices for these products. However, the trend toward lower per-unit manufacturing costs, which occurred in recent years, may not be able to continue. If average selling prices were to decrease faster than per unit manufacturing costs decrease, then the Company's gross profit margins would be adversely impacted. Gross margins for the Company's frequency control and filter products were relatively stable during these periods.

     The Company has in the past experienced sudden increases in demand which have put pressure on its manufacturing facilities to increase capacity to meet this demand. In addition, new products sometimes require different manufacturing processes than the Company currently possesses. The Company has devoted the bulk of its capital expenditures to increase capacity and improve its manufacturing processes. The Company may not be able to continue to increase its manufacturing capacity and improve its manufacturing processes in a timely manner so as to take advantage of increased market demand. Failure to do this would result in a loss of potential sales in the periods impacted.

Research and Development

     Research and development expenses increased approximately 22% in fiscal 1998 and 24% in fiscal 1997. The increase in both fiscal 1998 and 1997 was due to the increased cost of process engineering, document control services, and enhancing design capability for its product development efforts. Since sales increased comparably to research and development expenses, such expenses maintained a level at 9% of total sales for the last three fiscal years. The Company believes that the continued development of its technology and new products is essential to its success and is committed to continuing its investment in research and development, which is expected to increase in absolute dollars in future periods.

Sales and Marketing

     Sales and marketing expenses decreased approximately 3% in fiscal 1998 and increased 33% in fiscal 1997. This decrease was due primarily to decrease in sales incentives and marketing costs. Since sales increased comparably to sales and marketing expenses, such expenses decreased to 10% of total sales in fiscal 1998 from 12 % of total sales in fiscal 1997. The Company expects to incur higher sales and marketing expenses in absolute dollars in future periods as it expands its sales and marketing efforts.

General and Administrative

     General and administrative expenses decreased approximately 15% in fiscal 1998 and increased 23% in fiscal 1997. The decrease in 1998 was primarily attributable to decreased incentive and legal costs. The increase in 1997 was due to support for the Company's expansion and increased costs for write-offs of certain receivable accounts. There can be no assurance that the Company will not continue to incur bad debt write-offs as it expands its business to new customers and new geographic areas. The Company currently expects general and administrative expenses will increase in absolute dollars in future periods. Since sales increased faster than general and administrative expenses, such expenses decreased to 5% of sales in fiscal 1998 from 7% in fiscal 1997.

Litigation Expense

     Litigation expense, which amounted to $641,000 in fiscal year 1998, consists of expenses related to the resolution of the legal matter with TimeKeeping Systems, Inc. Expenses include legal expenses, settlement costs and related travel. Legal expenses related to the TimeKeeping Systems, Inc. matter were substantially lower in the prior fiscal year. The Company does not expect to incur significant expenses with regard to this matter in future periods.

Other Income (Expense)

     During the current year, the Company maintained indebtedness at an lower average balance compared to prior years, resulting in a decrease in interest expense for fiscal 1998, compared to fiscal 1997. Additionally, improved results of invested cash and currency conversion resulted in increases in interest income and gains/losses on currency exchange transactions. All of these factors contributed to an increase in other income (expense).

Income Tax Expense

     The Company's income tax expense was $2.6 million in fiscal 1998, compared to $2.2 million in fiscal 1997, and $882,000 in fiscal 1996. Fiscal 1996 included the one-time favorable impact of $116,000 ($.02 per share), resulting from recognition of research and development tax credits.

     The Company's effective tax rate, exclusive of the fiscal 1996 one-time tax credit, was approximately 36%, 37%, and 36% in fiscal 1998, 1997 and 1996, respectively. The reduction in tax rate in 1998 compared to 1997 was primarily due to the Company taking advantage of Foreign Sales Corporation benefits.

Earnings per Share

     Net income increased 25% to $4.8 million in the current year as compared to $3.8 million in the prior year. The Company's earnings per share was $.80 per diluted share for fiscal 1998, compared to $.66 per diluted share for fiscal 1997 and $.35 per diluted share for fiscal 1996.

Fourth Quarter of Fiscal 1998

     Unaudited quarterly financial data is presented in Note 12 of the accompanying financial statements.

     Sales for the fourth quarter increased 3% to $14.5 million, compared to $14.1 million in the comparable quarter of the prior year. The sales increase was primarily due to an increase Virtual Wire(R) short-range radio device modules and frequency control modules sales of approximately 69% and 46%, respectively, compared to the comparable quarter of the prior year. This was primarily due the increased demand for some of the Company's newer value added products. Sales were impacted negatively due to the General Motors strike during this period.

     Gross profit margins were 35.7% in the fourth quarter, compared to 42.5% for the comparable quarter of the prior year. This was primarily due to significant additional cost in increasing production late in the quarter and in bringing newly developed products to production status in our filter and Virtual Wire(R) short-range radio device modules product lines. As a result, start-up costs, lower than desired yields and some loss of productivity occurred. The Company plans to put the same cost reduction efforts on these products that have historically resulted in lower per-unit manufacturing costs for low-power components.

     Operating income for the fourth quarter was $2.3 million, or 16% of total sales which is comparable to the prior year. This stability in operating income as a percentage of total sales was due to control of expenses which decreased $1.4 million in the fourth quarter, compared to the comparable quarter of the prior year. Operating expenses, including incentive costs, were reduced in anticipation of the negative impact of the General Motors strike. Earnings per diluted share was $.26 in the fourth quarter, compared to $.23 for the comparable quarter of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

     Principal sources of liquidity at August 31, 1998, consisted of $6.0 million of cash, cash equivalents and short-term investments, and $5.3 million of unused credit facilities. The unutilized portion of the credit facilities includes $3.5 million under a line of credit agreement and $1.8 million under an equipment-collateralized operating lease facility. The equipment-collateralized operating lease facility is to be advanced in stages prior to December 31, 1998. Subsequent to August 31, 1998, the Company negotiated an additional equipment-collateralized operating lease facility for $4.0 million, to be advanced in stages prior to October 22, 1999. The credit facilities contain financial covenants and restrictions relating to various matters, including a minimum net worth requirement, a minimum ratio of earnings before interest and taxes to interest expense and current maturity of the term loan, a minimum quick ratio and a maximum ratio of total liabilities to tangible net worth. As of August 31, 1998, the Company was in compliance with such covenants and restrictions.

     Net cash from operations decreased to $4.7 million due to $3.1 million of cash used in working capital, such as inventory, offset by a $2.0 million increase in net income and non-cash items included in net income, such as depreciation and amortization.

     Included in the accounts receivable balance is a past-due receivable totaling $889,000 from a customer. The Company is seeking to recover the entire $889,000 of this past due account plus an additional $819,000 for custom finished goods manufactured and raw material purchased for this customer. The Company believes that reserves are not necessary with regard to this matter and, as a result, no additional allowance for uncollectible amounts has been established.

     Cash used in investing activities in the current year was $7.0 million. Fiscal year 1998 and 1997 capital acquisitions included significant purchases of property and equipment to enhance the Company's manufacturing facilities. The Company expects to acquire approximately $7 million to $10 million of capital equipment by the end of fiscal 1999, consisting primarily of equipment needed for its manufacturing facilities. Some of this equipment may be acquired under an equipment-collateralized operating lease facility.

     Net cash from financing activities was $2.0 million in 1998 and $.4 million in 1997. Funds raised from operations and exercises of stock options were mostly used to repay other debt and acquire property and equipment.

     The Company believes that cash generated from operations, if any, banking facilities, and the $6.0 million balance in cash and short-term investments will be sufficient to meet the Company's operating cash requirements through fiscal 1999. To the extent that these sources of funds are insufficient to also meet the Company's capital expenditure requirements, the Company will be required to raise additional funds. Additional financing for capital expenditures may not be available. If available, it may not be available on acceptable terms.

YEAR 2000 READINESS DISCLOSURE

     The Year 2000 issue involves potential inability of information or other data dependent systems to properly distinguish year references as of the turn of the century. The Company believes the Year 2000 issue represents a material risk to the Company.

     The Company itself is heavily dependent upon the proper functioning of its own computer systems, including (1) computers and related software for its financial and manufacturing information systems, (2) computers, programmable logic controllers and other data dependent equipment in its manufacturing processes, and (3) computers, scientific equipment and related software for its engineering, research and development activities. Any failure or malfunctioning on the part of these or other systems could cause disruptions of operations, including a temporary inability to process financial transactions, manufacture products or engage in ordinary business activities in ways that are not currently known, discernible, quantifiable or otherwise anticipated by the Company.

     The Company has formed a team to evaluate and deal with the impact of the Year 2000 issue. It has developed a plan (the "Plan") for the Company to become Year 2000 compliant in a timely manner. The Plan covers both systems such as networked computers and software that are commonly called information technology ("IT") systems and those such as embedded technology in manufacturing equipment ("non-IT") systems.

     The Company's Plan consists of several phases. The first is the inventory and prioritization of potential Year 2000 items, and the assessment of Year 2000 compliance. The next phase is the remediation of any noted problems. The third phase is the testing of material items. The last phase is the preparation of contingency plans.

     For the Company's most significant IT systems, the inventory and remediation phases have been completed. Most of the Company's business information systems have been recently replaced by Glovia(TM) and Oracle(R) software, which are represented by providers to be Year 2000 compliant. The inventory of non-IT systems is nearing completion and is scheduled for completion prior to December 31, 1998. The remediation of remaining systems and testing for all systems is scheduled for completion by June 30, 1999.

     The Company currently has no contingency plans to deal with the most likely worst case scenarios. The Company currently anticipates that it will complete contingency planning by June 30, 1999.

     The Company's suppliers (particularly sole-source and long lead time suppliers) and key customers may be adversely affected by their respective failures to address the Year 2000 issue. If the Company's suppliers are unable to provide goods or services, the Company's operations could be materially adversely effected. Key customers which encounter Year 2000 difficulties could fail to order or take delivery of the Company's products, or could fail to make or delay payments to the Company. Such failure or delay could have a material adverse effect on the Company's business and results of operations. While some of these risks are outside the control of the Company, the Company's Plan includes communications with suppliers and customers to ascertain the state of their Year 2000 compliance program. The questionnaire phase of this activity is scheduled for completion by December 31, 1998. Remediation activities and preparation of contingency plans related to suppliers and customers is scheduled for completion by June 30, 1999.

     The total cost of the purchase and implementation of the business information systems recently implemented is expected to be approximately $2 million, of which approximately 90% has already been incurred. The remediation costs for the other IT and non-IT systems is expected to be less than $500,000. Such costs will be funded either from operating cash flows or by utilizing existing Company credit facilities. Time spent by implementation team members is not included in the above estimates but are included in the Company's normal operating budget. The Year 2000 implementation program is not expected to cause material delays in non-Year 2000 related IT projects.

     The Company has determined that its products are not effected by calendar dating. Therefore, there is no known or anticipated Year 2000 impact on its product offering.

     The Company believes its Year 2000 Plan will significantly reduce the probability of significant interruptions of normal operations resulting from Year 2000 issues. However, the Company may not properly identify and assess all Year 2000 issues, or it may not remediate and test all its IT and non-IT systems in a timely or adequate manner. In addition, its key suppliers or customers could experience Year 2000 problems. If any of these potential situations occur, the Company's contingency plans may not be adequate to protect the Company from the adverse effects of such problems. The worst case scenario resulting from Year 2000 issues would be a material adverse impact on the Company's results of operations, an interruption in normal business operations, or an adverse impact on the Company's relationships with customers, suppliers or others.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is included in Appendix A attached hereto and incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III.


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated by reference to Registrant's Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the 1999 Annual Meeting (the "Proxy Statement") under the heading "Nominees."

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

(b) The Company did not file any reports on Form 8-K during the quarter ended August 31, 1998.

(c)     Exhibit Number   Description

        3.1              Restated Certificate of Incorporation of
                         Registrant. (2)
        3.2              Bylaws of Registrant. (2)
        4.1              Reference is made to Exhibits 3.1 and 3.2.
        4.2              Specimen Stock Certificate. (2)

        10.1 Form of Indemnity Agreement entered into by the Registrant and each of its officers and directors. (1)
        10.2 1982 Incentive Stock Option Plan, as amended and related grant forms. (1)
        10.3 1982 Supplemental Stock Option Plan, as amended and related grant forms. (1)
        10.4 1986 Incentive Stock Option Plan, as amended and related grant forms. (1)
        10.5 1986 Supplemental Stock Option Plan, as amended and related grant forms. (1)
        10.6             Form of Employee Stock Purchase Plan. (1)
        10.7             Form of Employee Stock Purchase Plan Offering. (1)
        10.8             Non-Employee Director's Stock Option Plan. (2)
        10.9             Form of Non-Employee Director's Stock Option. (1)
        10.10            Lease Agreement between the Registrant and Jeff
                         Yassai. (2)
        10.11            Lease Agreement between the Registrant and JFC Growth
                         Fund, Ltd. (2)
        10.12            Transfer Agreement between the Registrant and Peter V.
                         Wright, dated October 31, 1990. (1)
        10.13            Agreement regarding payment due under the October 31,
                         1990, Transfer Agreement between the Registrant and Peter V. Wright, dated March 30, 1994. (1)
        10.14 Letter Agreement by and between the Registrant and Comerica Bank -Texas, dated January 1, 1994. (1)
        10.15 Promissory Note between the Registrant and Comerica Bank - Texas, dated December 1, 1994. (3)
        10.16 Promissory Note between the Registrant and Comerica Bank - Texas, dated March 1, 1995. (4)
        10.17 Master Lease Agreement between Registrant and Banc One Leasing Corporation, dated November 3, 1995. (5)
        10.18 Form of Restrictive Stock Bonus Agreement to be entered November 30, 1995. (6)
        10.19 Loan Letter Agreement and Promissory Note between the Registrant and Bank One, Texas, N.A. dated March 8, 1996. (7)
        10.20            Promissory Note between the Company and Gary A.
                         Andersen dated March 28, 1996. (7)
        10.21            Change of Control Agreement between the Company and Mr.
                         Andersen and Mr. Densmore dated December 18, 1995. (7)
        10.22 Separation and Consulting Agreement between the Company and Mr. Andersen. (8)
        10.23 Form of Change of Control Agreement for certain officers. (9)
        10.24 Separation and Consulting Agreement between the Company and Mr. Conlin. (10)
        11.1             Computation of net income per share. (11)
        23.1             Consent of Deloitte & Touche LLP, Independent
                         Auditors. (11)
        24.1             Power of Attorney.  See page 22.

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

         (9) Previously filed as an exhibit to the Annual Report on Form 10-K for the year ended August 31, 1997, and incorporated herein by reference.

         (10) Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended May 31, 1998, and incorporated herein by reference.

         (11)  Filed as an exhibit to this Annual Report on Form 10-K.

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

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of November, 1998.

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 30th day of November, 1998.


/s/  SAM L. DENSMORE                    /s/  DEAN C. CAMPBELL
-------------------------------------   -------------------------------------
Sam L. Densmore                         Dean C. Campbell
CEO, President & Director               Director


/s/  JAMES P. FARLEY                    /s/  MATTHEW J. DESCH
-------------------------------------   -------------------------------------
James P. Farley                         Matthew J. Desch
VP Finance and Controller               Director


/s/  MICHAEL R. BERNIQUE
-------------------------------------   -------------------------------------
Michael R. Bernique                     Francis J. Hughes, Jr.
Director                                Director


/s/  CORNELIUS C. BOND, JR.
-------------------------------------
Cornelius C. Bond, Jr.
Director

                                                                      APPENDIX A
RF MONOLITHICS, INC.

INDEX TO FINANCIAL STATEMENTS -
ITEM 8 OF FORM 10-K
--------------------------------------------------------------------------------
                                                                            PAGE

INDEPENDENT AUDITORS' REPORT                                                 F-2

CONSOLIDATED FINANCIAL STATEMENTS AND NOTES:

 Consolidated Balance Sheets as of August 31, 1998 and 1997                  F-3

 Consolidated Statements of Income for the Years Ended
   August 31, 1998, 1997 and 1996                                            F-4

 Consolidated Statements of Stockholders' Equity for the Years Ended
  August 31, 1998, 1997 and 1996                                             F-5

 Consolidated Statements of Cash Flows for the Years Ended
  August 31, 1998, 1997 and 1996                                             F-6

 Notes to Consolidated Financial Statements                                  F-7

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of RF Monolithics, Inc.:

We have audited the accompanying consolidated balance sheets of RF Monolithics, Inc. and subsidiary as of August 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended August 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of RF Monolithics, Inc. and subsidiary as of August 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 1998, in conformity with generally accepted accounting principles.


/s/ Deloitte & Touche, LLP
Dallas, Texas
October 14, 1998

RF MONOLITHICS, INC.

CONSOLIDATED BALANCE SHEETS
AUGUST 31, 1998 AND 1997
(In Thousands)
--------------------------------------------------------------------------------

ASSETS                                                                      1998            1997
CURRENT ASSETS:
   Cash and cash equivalents (Note 1)                                     $   199         $   482
   Short-term investments  (Note 1)                                         5,414           5,487
   Trade receivables, less allowance of $550 and $440 in 1998 and 1997,
      respectively (Note 5)                                                11,357           9,517
   Inventories (Notes 2 and 5)                                              8,514           4,934
   Prepaid expenses and other                                                 976             961
   Deferred income tax benefits (Note 9)                                      635             747
                                                                          -------         -------

           Total current assets                                            27,095          22,128

PROPERTY AND EQUIPMENT - Net (Notes 3 and 5)                               17,129          13,694

DEFERRED INCOME TAX BENEFITS (Note 9)                                           -             890

OTHER ASSETS - Net (Note 4)                                                   566             648
                                                                          -------         -------

TOTAL                                                                     $44,790         $37,360
                                                                          =======         =======

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Line of credit and current portion of notes payable (Note 5)           $ 2,000         $   500
   Capital lease obligations - current portion (Note 6)                       699             665
   Accounts payable - trade                                                 3,400           2,135
   Accounts payable - construction and equipment                              866             604
   Accrued expenses and other liabilities                                   2,405           2,965
   Income taxes payable (Note 9)                                              439             585
                                                                          -------         -------

           Total current liabilities                                        9,809           7,454

LONG-TERM DEBT - Less current portion:
   Notes payable (Note 5)                                                     505           1,005
   Capital lease obligations (Note 6)                                         310             906
                                                                          -------         -------

           Total long-term debt                                               815           1,911

COMMITMENTS AND CONTINGENCIES (Notes 6 and 11)

STOCKHOLDERS' EQUITY (Note 7):
   Common stock:   $.001 par value, 20,000 shares authorized; 5,696
      and 5,514 shares issued and outstanding in 1998 and 1997,
      respectively                                                              6               6
   Additional paid-in capital                                              26,862          25,535
   Retained earnings                                                        7,353           2,593
   Unearned compensation                                                      (75)           (142)
   Unrealized gain on short-term investments (Note 1)                          20               3
                                                                          -------         -------

           Total stockholders' equity                                      34,166          27,995
                                                                          -------         -------

TOTAL                                                                     $44,790         $37,360
                                                                          =======         =======

See notes to consolidated financial statements.

RF MONOLITHICS, INC.

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED AUGUST 31, 1998, 1997 AND 1996
(IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)
-------------------------------------------------------------------------------

                                                                           1998            1997            1996
SALES (Note 8)                                                            $55,172         $47,692         $35,718

COST OF SALES                                                              33,549          28,136          22,336
                                                                          -------         -------         -------

GROSS PROFIT                                                               21,623          19,556          13,382

OPERATING EXPENSES:
   Research and development                                                 5,081           4,169           3,366
   Sales and marketing                                                      5,646           5,842           4,391
   General and administrative                                               2,889           3,391           2,747
   Litigation (Note 11)                                                       641               -               -
                                                                          -------         -------         -------

           Total                                                           14,257          13,402          10,504
                                                                          -------         -------         -------

INCOME FROM OPERATIONS                                                      7,366           6,154           2,878

OTHER INCOME (EXPENSE):
   Interest income                                                            306             288             337
   Interest expense                                                          (325)           (351)           (488)
   Other                                                                       33             (79)             44
                                                                          -------         -------         -------

           Total                                                               14            (142)           (107)
                                                                          -------         -------         -------

INCOME BEFORE INCOME TAXES                                                  7,380           6,012           2,771

INCOME TAX EXPENSE (Note 9) - Current and deferred                          2,620           2,205             882
                                                                          -------         -------         -------

NET INCOME                                                                $ 4,760         $ 3,807         $ 1,889
                                                                          =======         =======         =======

EARNINGS PER SHARE:
   Basic                                                                  $   .86         $   .70         $   .37
                                                                          =======         =======         =======

   Diluted                                                                $   .80         $   .66         $   .35
                                                                          =======         =======         =======

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
   Basic                                                                    5,551           5,379           5,084
                                                                          =======         =======         =======

   Diluted                                                                  5,978           5,790           5,429
                                                                          =======         =======         =======

See notes to consolidated financial statements.

RF MONOLITHICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED AUGUST 31, 1998, 1997 AND 1996
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                         RETAINED
                                                              COMMON STOCK   ADDITIONAL  EARNINGS               UNREALIZED
                                                              -------------   PAID-IN  (ACCUMULATED   UNEARNED   GAIN ON
                                                              SHARES AMOUNT   CAPITAL     DEFICIT) COMPENSATION INVESTMENTS TOTAL
BALANCE, SEPTEMBER 1, 1995                                    5,024      $5   $23,368    $(3,103)      $    -      $ 22    $20,292

   Common stock granted to employees (Note 7)                    51       -       362          -         (362)        -          -
   Forfeiture of common stock grants (Note 7)                   (17)      -      (119)         -          119         -          -
   Amortization of unearned compensation (Note 7)                 -       -         -          -           33         -         33
   Issuance of common stock under the Purchase Plan
    (Note 7)                                                     24       -       137          -            -         -        137
   Common stock options exercised, including tax benefit
    (Note 9)                                                    232       -       799          -            -         -        799
   Change in unrealized gain on investments (Note 1)              -       -         -          -            -       (22)       (22)
   Net income                                                     -       -         -      1,889            -         -      1,889
                                                              -----      --   -------    -------        -----      ----    -------

BALANCE, AUGUST 31, 1996                                      5,314       5    24,547     (1,214)        (210)        -     23,128

   Common stock options exercised, including tax benefit
    (Note 9)                                                    132       1       596          -            -         -        597
   Amortization of unearned compensation (Note 7)                 -       -         -          -           68         -         68
   Issuance of common stock under the Purchase Plan (Note 7      68       -       392          -            -         -        392
   Change in unrealized gain on investments (Note 1)              -       -         -          -            -         3          3
   Net income                                                     -       -         -      3,807            -         -      3,807
                                                              -----      --   -------    -------        -----      ----    -------

BALANCE, AUGUST 31, 1997                                      5,514       6    25,535      2,593         (142)        3     27,995

   Common stock options exercised, including tax benefit
    (Note 9)                                                     66       -       506          -            -         -        506
   Forfeiture of common stock grants                             (1)      -        (7)         -            7         -          -
   Amortization of unearned compensation (Note 7)                 -       -         -          -           60         -         60
   Issuance of common stock under the Purchase Plan (Note 7     117       -       828          -            -         -        828
   Change in unrealized gain in investment (Note 1)               -       -         -          -            -        17         17
   Net income                                                     -       -         -      4,760            -         -      4,760
                                                              -----      --   -------    -------        -----      ----    -------

BALANCE AUGUST 31, 1998                                       5,696      $6   $26,862    $ 7,353        $ (75)     $ 20    $34,166
                                                              =====      ==   =======    =======        =====      ====    =======


See notes to consolidated financial statements.

RF MONOLITHICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED AUGUST 31, 1998, 1997 AND 1996
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                                1998      1997      1996
OPERATING ACTIVITIES:
   Net income                                                                                 $ 4,760   $ 3,807   $ 1,889
   Noncash items included in net income:
      Deferred income taxes                                                                     1,002       652       291
      Depreciation and amortization                                                             3,750     2,947     2,532
      Provision for doubtful accounts                                                             103       157       257
      (Gain) loss on sale of assets                                                                 -        (9)       31
      Amortization of unearned compensation                                                        60        68        33
   Cash from (used in) operating working capital:
      Trade receivables                                                                        (1,943)   (2,971)     (765)
      Inventories                                                                              (3,580)     (999)      773
      Prepaid expenses and other                                                                  (15)     (425)      (59)
      Accounts payable - trade                                                                  1,265     1,102    (1,583)
      Accrued expenses and other liabilities                                                     (560)      993       203
      Income taxes payable                                                                       (146)      531        25
                                                                                              -------   -------   -------

           Net cash from operating activities                                                   4,696     5,853     3,627
                                                                                              -------   -------   -------

INVESTING ACTIVITIES:
   Proceeds from sale of short-term investments                                                (5,785)   (5,481)   (5,031)
   Purchases of short-term investments                                                          5,875     5,028     4,631
   Acquisition of property and equipment                                                       (7,079)   (5,550)   (2,114)
   Proceeds from sale of assets                                                                     -        34        33
   Increase (decrease) in other assets                                                             13         9       (13)
                                                                                              -------   -------   -------

           Net cash used in investing activities                                               (6,976)   (5,960)   (2,494)
                                                                                              -------   -------   -------

FINANCING ACTIVITIES:
   Borrowings on notes payable                                                                  1,500         -     2,385
   Repayments of notes payable                                                                   (500)   (1,500)   (2,921)
   Repayments of capital lease obligations                                                       (599)     (391)     (302)
   Borrowings (repayments) of accounts payable - construction and equipment                       262       462      (631)
   Common stock issued for options exercised                                                      506       598       799
   Common stock issued under the Purchase Plan                                                    828       391       137
   Dividends paid on preferred stock                                                                -         -        (4)
                                                                                              -------   -------   -------

           Net cash from (used in) financing activities                                         1,997      (440)     (537)
                                                                                              -------   -------   -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                 (283)     (547)      596

CASH AND CASH EQUIVALENTS:
   Beginning of year                                                                              482     1,029       433
                                                                                              -------   -------   -------

   End of year                                                                                $   199   $   482   $ 1,029
                                                                                              =======   =======   =======

SUPPLEMENTAL INFORMATION:
   Interest paid                                                                              $   295   $   352   $   507
                                                                                              =======   =======   =======

   Income taxes paid                                                                          $ 1,605   $   761   $   132
                                                                                              =======   =======   =======

   Noncash investing and financing activities - property and
      equipment acquisitions by capital leases                                                $    37   $   725   $    18
                                                                                              =======   =======   =======

See notes to consolidated financial statements.

RF MONOLITHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED AUGUST 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------

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

   CONSOLIDATED FINANCIAL STATEMENTS include the accounts of RF Monolothics, Inc. and, in 1998, its wholly owned subsidiary, RFM Export, Inc. referred to collectively as the "Company." Significant intercompany balances and transactions are eliminated in consolidation.

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

   SHORT-TERM INVESTMENTS represent primarily government and corporate obligations with original maturities at the date of acquisition of three or more months which are classified as available-for-sale and are stated at fair value. At August 31, 1998 and 1997, the original investment costs were $5,383,671 and $5,481,000, resulting in unrealized gains of $31,000 ($20,000 net of tax) and $5,000 ($3,000 net of taxes), respectively. Because of the nature of the investments, the Company believes that there is very little credit risk in them.

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

   OTHER ASSETS include legal costs of obtaining patents. These costs are amortized over the estimated useful lives of the respective patents, which are based on the related technology.

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

   EARNINGS PER SHARE (EPS) is based on Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," which was adopted by the Company on February 28, 1998. Accordingly, Basic EPS is calculated using income available to common shareholders divided by the weighted average number of common shares outstanding during each year. Diluted EPS is similar to Basic EPS except that it is based on the weighted average number of common and potentially dilutive shares, from dilutive stock options, outstanding during each year. All prior-year EPS amounts have been restated in accordance with SFAS No. 128. The adoption of SFAS No. 128 did not have a significant impact upon the Company's reported earnings per share.

   STOCK-BASED COMPENSATION arising from stock option grants is accounted for by the intrinsic value method under APB Opinion No. 25. SFAS No. 123, ``Accounting for Stock-Based Compensation,'' was effective for the Company beginning September 1, 1996. This statement requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. As permitted by SFAS No. 123, the Company will continue to apply APB Opinion No. 25 to its stock-based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share (Note 7).

   NEW ACCOUNTING STANDARDS - In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components (revenues, gains and losses) in financial statements and is effective for fiscal years beginning after December 15, 1997, including interim periods. The Company will adopt SFAS No. 130 beginning the first quarter of fiscal year 1999. The FASB also issued in June 1997 SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which establishes standards for the way public companies disclose information about operating segments, products and services, geographic areas and major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. The Company will adopt SFAS No. 131 beginning the first quarter of fiscal year 1999. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes standards for measuring, classifying and reporting all derivative financial instruments in the financial statements. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company will adopt SFAS No. 133 beginning the first quarter of fiscal year 2000. The Company does not expect the adoption of these standards to have a material impact on the Company's financial position or results of operations. In April 1998, the Accounting Standards Executive Committee issued Statement of Position ("SOP") No. 98-5, "Reporting on the Costs of Start-Up Activities," which requires start-up activities to be expensed as incurred. SOP No. 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. The Company does not expect the adoption of this standard, when it is required to be adopted, to have a material impact on the Company's financial position or results of operations.

2. INVENTORIES

   Inventories consist of the following (in thousands):


                                                 1998           1997

      Raw materials and supplies               $ 4,677         $ 2,569
      Work in process                            2,139           1,239
      Finished goods                             1,698           1,126
                                               -------         -------

      Total                                    $ 8,514         $ 4,934
                                               =======         =======
3. PROPERTY AND EQUIPMENT

   Property and equipment consist of the following (in thousands):


                                                 1998           1997

      Machinery and equipment                  $20,016         $16,402
      Equipment under capital leases (Note 6)    2,553           2,516
      Construction in progress                   3,941           3,021
      Leasehold improvements                     4,817           2,651
      Capitalized SMT facility start-up costs      579             579
      Computer software                            567             282
      Office furniture                             404             310
                                               -------         -------

      Total                                     32,877          25,761

      Less accumulated depreciation and
        amortization (including $1,067 and
        $763 in 1998 and 1997, respectively,
        for capital leases                      15,748          12,067
                                               -------         -------

    Property and equipment - net               $17,129         $13,694
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

4. OTHER ASSETS

   Other assets consist of the following (in thousands):

                                                                                      1998        1997
    Patents, less accumulated amortization of $290 and $221 in 1998 and 1997,
     respectively                                                                     $ 351       $ 366
    Patent deposits                                                                     156         209
    Other                                                                                59          73
                                                                                      -----       -----

    Total                                                                             $ 566       $ 648
                                                                                      =====       =====

5. NOTES PAYABLE

   Notes payable at August 31, 1998 and 1997, consist of the following (in thousands):

                                                                               1998         1997
Note payable under $5,000 revolving line-of-credit facility which expires December 31, 1999, bearing interest at the bank's prime floating rate or LIBOR (8.5% at August 31, 1998), subject to certain covenants generally related to working capital, shareholder's equity and earnings and collateralized by all accounts receivable, inventory and equipment purchased on or subsequent to March 1, 1996 (net book value of $2,796
at August 31, 1998), excluding leased equipment                                  $1,500       $    -

Note payable under $2,500 equipment term loan facility payable in equal monthly installments, maturing five years from the date of each advance, bearing interest at the bank's prime floating rate or LIBOR
(8.5% to 8.9% at August 31, 1998), subject to certain covenants generally related to working capital, shareholder's equity and earnings and collateralized by certain equipment (net book value of $5,985 at
August 31, 1998)                                                                  1,005        1,505
                                                                                 ------       ------

Total                                                                             2,505        1,505

Less current portion                                                              2,000          500
                                                                                 ------       ------

Long-term portion                                                                $  505       $1,005
                                                                                 ======       ======

Long-term debt matures as follows: $2,000 in 1999, $483 in 2000 and $22 in 2001.

At August 31, 1998, the available unused balance under the revolving line-of-credit facility is $3.5 million.

6. LEASES AND OTHER COMMITMENTS

   The Company has entered into noncancelable capital and operating lease agreements for its manufacturing facility and certain equipment. Rent expense under the operating leases in 1998, 1997 and 1996 was $922,724, $748,000 and $486,000, respectively. Minimum future rental commitments under the capital and operating leases at August 31, 1998, are as follows (in thousands):

                                                                             CAPITAL
                                                                              LEASE         OPERATING
                                                                           OBLIGATIONS       LEASES

Fiscal year ending August 31:
   1999                                                                         $  703          $1,304
   2000                                                                            377           1,221
   2001                                                                              -             883
   2002                                                                              -             551
   2003                                                                              -             505
                                                                                ------          ------

Total minimum payments                                                           1,080          $4,464
                                                                                                ======

Less amounts representing interest                                                  71
                                                                                ------

Total present value of net minimum lease payments at August 31, 1998             1,009

Less current portion                                                               699
                                                                                ------

Long-term portion                                                               $  310
                                                                                ======

   The Company had a $1,500,000 equipment lease facility with a bank which was fully utilized at August 31, 1996. Borrowings under this facility, which are presented as capital lease obligations, are due in monthly installments over a five-year period from the date of each advance.

   Lease obligations, which are presented as operating lease obligations in the above table, are under a $3,500,000 equipment lease facility, of which the Company had utilized $1,700,000 at August 31, 1998. Payments are due in monthly installments over a four-year period from the date of each advance. During October 1998, the Company negotiated an additional equipment-collateralized operating lease facility for $4.0 million, to be advanced in stages prior to October 22, 1999.

   CONSULTING AGREEMENT - In August 1996, the Company entered into a contract for future consulting services and noncompete agreement with a former officer of the Company. Pursuant to the agreement, the Company paid the former officer approximately $13,000 per month until February 28, 1998. The former officer has agreed not to compete with the Company for a period ending one year after the termination of the consulting agreement.

7. CAPITAL STOCK

   Preferred stock of 5,000,000 shares with $.001 par value is authorized; none was issued at August 31, 1998 and 1997. Rights, preferences and other terms of the preferred stock will be determined by the Board of Directors at the time of issuance.

   The following table reconciles the numerators and denominators used in the computation of both basic and diluted EPS:

                                                                   1998         1997         1996
Basic EPS computation:
   Numerator:
      Net income                                                     $4,760       $3,807       $1,889
   Denominator:
      Weighted average shares outstanding (000's)                     5,551        5,379        5,084
                                                                     ------       ------       ------

Basic EPS                                                            $  .86       $  .70       $  .37

Diluted EPS computation:
   Numerator:
      Net income                                                      4,760        3,807        1,889
   Denominator (000's):
      Weighted average shares outstanding                             5,551        5,379        5,084
      Stock option conversion                                           427          411          345
                                                                     ------       ------       ------

                                                                      5,978        5,790        5,429

Diluted EPS                                                          $  .80       $  .66       $  .35

   STOCK OPTIONS - In October 1997, the Company amended and restated the terms of the 1982 Stock Option Plan and adopted the 1997 Equity Incentive Plan (1997 Plan). The Company has reserved 975,000 shares of common stock for this plan. Under terms of the 1997 Plan, nonqualified and incentive options to purchase common stock, and stock bonuses and rights to purchase restricted stock may be granted to key employees, directors or consultants at the discretion of the board of directors and subject to certain restrictions. Generally, one forty-eighth of the shares optioned become exercisable each month beginning at the date of grant. The options expire ten years after the date of grant. At August 31, 1998, there are 753,902 options outstanding and 100,352 options available for grant under this plan. A summary of the activity for the 1997 Plan follows:

                                                                                            EXERCISE
                                                                                SHARES        PRICE

Options outstanding September 1, 1995                                           37,499    $  4.50-$6.00
Granted:
   1996                                                                        327,000        6.25-8.50
   1997                                                                        215,500      8.125-22.50
   1998                                                                        409,000     8.688-12.563
Exercised:
   1996                                                                        (31,750)            6.25
   1997                                                                        (31,276)     4.50-10.125
   1998                                                                        (45,734)     6.25-11.125
Expired:
   1996                                                                        (20,250)       6.25-8.50
   1997                                                                        (12,292)       6.25-8.25
   1998                                                                        (93,795)      6.25-22.25
                                                                               -------    -------------

Options outstanding at August 31, 1998                                         753,902       6.25-22.50
                                                                               =======

Exercisable at August 31, 1998                                                 250,442       6.25-14.75
                                                                               =======

   Under terms of the 1986 Stock Option Plan (1986 Plan), nonqualified options to purchase common stock may be granted to key employees and consultants at the discretion of the board of directors, subject to certain restrictions. Generally, one forty-eighth of the shares optioned become exercisable each month beginning at the date of grant. The options expire ten years after the date of grant. At August 31, 1998, there are 227,616 options outstanding and 21,968 options available for grant under this plan. A summary of the activity for the 1986 Plan is as follows:

                                                                                              EXERCISE
                                                                               SHARES           PRICE

Options outstanding at September 1, 1995                                       555,378       $.60-$9.00
Granted:
   1996                                                                              -                -
   1997                                                                              -                -
   1998                                                                              -                -
Exercised:
   1996                                                                       (200,243)        .60-6.00
   1997                                                                        (93,718)        .60-7.25
   1998                                                                        (20,613)        .60-7.25
Expired:
   1996                                                                         (9,047)        .60-7.25
   1997                                                                         (3,810)        .60-4.50
   1998                                                                           (331)        .60-4.50
                                                                              --------       ----------

Options outstanding at August 31, 1998                                         227,616         .60-7.50
                                                                              ========

Exercisable at August 31, 1998                                                 224,214       $.60-$7.50
                                                                              ========

   Under the terms of the Non-Employee Director Stock Option Plan (Director
   Plan), options to purchase common stock may be granted every January 1 to each director who is not an officer of the Company. One-fourth of the shares optioned become exercisable on the first anniversary of the date of grant and one forty-eighth of the shares optioned become exercisable each month thereafter, with all options fully exercisable four years after the date of grant. The options expire ten years after the date of grant. At August 31, 1998, there are 109,268 options outstanding and 58,500 options available for grants. A summary of the activity for the Director Plan is as follows:

                                                                                                 EXERCISE
                                                                         SHARES                   PRICE
Options outstanding at September 1, 1995                                  51,000          $  6.00-$10.875
Granted:
   1996                                                                   13,500                    9.125
   1997                                                                   13,500                   10.875
   1998                                                                   38,500           11.375-27.0625
Exercised:
   1997                                                                   (7,232)                    6.50
                                                                         -------          ---------------

Options outstanding at August 31, 1998                                   109,268             6.00-27.0625
                                                                         =======

Exercisable at August 31, 1998                                            56,424          $ 6.00-$27.0625
                                                                         =======

   Options under the above plans are granted at prices equal to or greater than the estimated fair value of the common stock at grant dates as determined by the board of directors.

   EMPLOYEE STOCK PURCHASE PLAN - In 1994, the Company adopted an employee stock purchase plan (Purchase Plan). In connection with the adoption of the Purchase Plan, the Company initially reserved 175,000 shares of its common stock. During January 1998, the Company increased the number of shares available under the plan to 350,000 shares of common stock. Under terms of the Purchase Plan, rights to purchase common stock may be granted to eligible employees at the discretion of the board of directors, subject to certain restrictions. The Purchase Plan enables eligible employees of the Company to purchase shares of common stock at not less than 85% of the fair market value of the common stock at the determination date through payroll withholding. A summary of the activity for the employee stock purchase plan is as follows:

                                                                                             PURCHASE
                                                                              SHARES         PROCEEDS

Fiscal 1996                                                                   24,310       $  138,896
Fiscal 1997                                                                   68,154          392,021
Fiscal 1998                                                                  117,117          827,666
                                                                             -------       ----------

Total                                                                        209,581       $1,358,583
                                                                             =======       ==========

   COMMON SHARES reserved at August 31, 1998, for possible future conversion or issuance are as follows:

Options granted:
   1997 Plan                                                                                753,902
   1986 Plan                                                                                227,616
   Director Plan                                                                            109,268
                                                                                          ---------

           Total shares contingently issuable                                             1,090,786

Options and purchase rights available for grants:
   1997 Plan                                                                                100,352
   1986 Plan                                                                                 21,968
   Director Plan                                                                             58,500
   Purchase Plan                                                                            140,419
                                                                                          ---------

           Total                                                                            321,239
                                                                                          ---------

Total common shares reserved                                                              1,412,025
                                                                                          =========

   STOCK-BASED COMPENSATION-The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock option plans. No compensation cost (generally measured as the excess, if any, of the quoted market price of the common stock at the date of the grant over the amount an employee must pay to acquire the common stock) has been recognized for the Company's stock option plans. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," issued by the Financial Accounting Standards Board in 1995, prescribed a method to record compensation cost for stock-based employee compensation plans at fair value, but allowed disclosure as an alternative. Pro forma disclosures as if the Company had adopted the cost recognition requirements under SFAS No. 123 in 1998 and 1997 are presented below. The pro forma compensation cost may not be representative of that expected in future years.

                                                                            YEARS ENDED
                                                                -------------------------------------
                                                                1998            1997            1996
Net income (in thousands):
   As reported                                                   $  4,760        $  3,807        $  1,889
   Pro forma                                                        3,776           3,251           1,605

Earnings per share - diluted:
   As reported                                                   $   0.80        $   0.66        $   0.35
   Pro forma                                                         0.64            0.56            0.30

Stock options issued                                              475,500         229,000         340,500

Weighted average exercise price                                  $  12.86        $   9.40        $   6.65

Average compensation value of options
   Granted per option                                            $   3.82        $   4.75        $   3.31

   Compensation cost (for current-year grants) was calculated in accordance with the binomial model, using the following assumptions: (i) expected volatility computed using the monthly average of the Company's common stock market price as listed on the New York Stock Exchange for the period July 28 ,1994, date of the Company's initial public offering, through August 1998, which market price volatility averaged 60%; (ii) expected dividend yield of 0%; (iii) expected option term of six years; and (iv) risk-free rate of return as of the date of grant, which ranged from 5.5% to 6.5%, based on extrapolated yield of five- and seven-year U.S. Treasury securities.

   COMMON STOCK GRANTS - In January 1995, the Company granted 51,700 shares of its common stock to key employees of the Company. Based on a share price of $7.00 per share at the measurement date, the Company recorded unearned compensation of $361,900. One-fourth of the shares granted became exercisable on November 27, 1996, November 27, 1997, November 27, 1998, and November 27, 1999, respectively. During 1996, certain employees who were granted 17,000 shares terminated their employment with the Company. All shares granted to these employees were reacquired and retired. Compensation expense related to remaining common stock grants was approximately $60,000, $68,000 and $33,000 in 1998, 1997 and 1996, respectively.

   STOCKHOLDER RIGHTS PLAN - In December 1994, the Company adopted a stockholder rights plan. In connection with the adoption of such plan, the Company reserved 250,000 shares of its Series A Junior Participating Preferred Stock, $.001 par value, and declared a dividend of one preferred share purchase right (a Right) for each outstanding share of common stock, par value $.001 per share (the Common Shares), of the Company. The dividend of 4,965,847 Rights was issued to the stockholders of record on January 16, 1995. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $.001 per share (the Preferred Shares), at a price of $74.40 per one one-hundredth of a Preferred Share, subject to adjustment. The Rights become exercisable on the earlier of the tenth day after the public announcement of acquisition by a person or group of persons, not including an exempt person as defined by the stockholder rights plan, of 15% or more of the Company's common shares outstanding or the tenth business day after the date of first public announcement of the intention of a person or group of persons to commence a tender or exchange offer to acquire 15% or more of the Company's common shares outstanding. When issued, the Preferred Shares have dividend and voting rights that are defined in the Rights plan. The Rights may be redeemed by the Company at a redemption price of $.01 per Right in accordance with the Rights plan, and the Rights expire on December 20, 2004.

8. SIGNIFICANT CUSTOMER AND EXPORT SALES

   Sales to a significant customer and export sales to foreign markets as a percent of the Company's total revenues are as follows:

                                                                            1998       1997       1996

Significant customer                                                             6%         1%        10%

Export sales:
   North America                                                                43%        50%        50%
   Europe                                                                       35         32         28
   Asia                                                                         15         14         18
   Other                                                                         7          4          4
                                                                              ----       ----       ----

Total export sales                                                             100%       100%       100%
                                                                              ====       ====       ====

   There are no assets separately identified with foreign sales, and the profitability of such sales is similar to that of domestic sales.

9. INCOME TAXES

   The tax effects of significant items comprising the Company's net deferred income tax benefits as of August 31, 1998 and 1997, are as follows (in thousands):

                                                                                 1998        1997

Accruals and valuation allowances not currently deductible                         $ 342       $  666
Inventory costs capitalized for tax purposes                                         177           81
Tax credit carryforwards                                                             116            -
                                                                                   -----       ------

Total current                                                                        635          747

Book over tax depreciation                                                             -          109
Tax net operating loss (NOL) and tax credit carryforwards                              -          781
                                                                                   -----       ------

Total noncurrent                                                                       -          890
                                                                                   -----       ------

Total deferred income tax benefit                                                  $ 635       $1,637
                                                                                   =====       ======

   Management believes that no valuation allowance against the deferred tax benefits is necessary at August 31, 1998 or 1997.

   The resulting income tax expense is shown below (in thousands):

                                                                      1998         1997         1996

Current - federal                                                       $1,470       $1,359       $ 484
Current - state                                                            148          194         107
Deferred                                                                 1,002          652         291
                                                                        ------       ------       -----

                                                                        $2,620       $2,205       $ 882
                                                                        ======       ======       =====

   A reconciliation between income taxes computed at the federal statutory rate and income tax expense is shown below (in thousands):

                                                                     1998         1997         1996

Income taxes computed at federal statutory rate                       $2,510        $2,044       $ 942
State income tax expense - net of federal
   income tax benefit                                                    117           128          71
Research and development tax credit                                        -             -        (116)
Expiration of investment and research and development
  tax credits                                                              -             -          30
Expenses not deductible for tax purposes                                  20            20          14
Effect on tax of foreign sales corporation                              (101)
Other                                                                     74            13         (59)
                                                                      ------        ------       -----

Total income tax expense                                              $2,620        $2,205       $ 882
                                                                      ======        ======       =====

    As of August 31, 1998, the Company has income tax carryforwards related to alternative minimum federal income tax benefits of $116,000 available to reduce future federal income tax liabilities.

10. EMPLOYEE BENEFIT PLAN

    The Company has a profit sharing plan under Section 401(k) of the Internal Revenue Code, which covers substantially all employees. The Company may match employee contributions at a rate determined by the board of directors. Matching contributions of $81,000 were made in 1998. No matching contributions were made in 1997 or 1996.

11. LITIGATION AND CONTINGENCIES

    On June 7, 1996, the Company was served with a complaint filed by TimeKeeping Systems, Inc. (TimeKeeping). The complaint purports to state a single cause of action for breach of contract and alleged that the Company failed to timely fulfill certain purchase orders TimeKeeping issued in 1995. The Company reached a settlement with TimeKeeping at the end of the second quarter of 1998 and paid settlement costs totaling $425,000 in April 1998.

    Included in the accounts receivable balance is a past-due receivable totaling $889,000 from a customer. The Company is seeking to recover the entire $889,000 of this past due account plus an additional $819,000 for custom finished goods manufactured and raw material purchased for this customer. The Company believes that reserves are not necessary with regard to this matter. As a result, no additional allowance for uncollectible amounts has been established.

12. QUARTERLY INFORMATION (UNAUDITED)

    Selected unaudited quarterly financial data is as follows (in thousands, except per-share amounts):

                                             FISCAL 1998 QUARTER ENDED                      FISCAL 1997 QUARTER ENDED
                                        ---------------------------------------   ------------------------------------------
                                        NOV. 30   FEB. 28    MAY 31    AUG. 31      NOV. 30    FEB. 28    MAY 31     AUG. 31

Sales                                    $12,882   $13,214   $14,595    $14,481      $10,077    $10,695   $12,841    $14,079

Cost of sales                              7,634     7,889     8,708      9,318        6,090      6,422     7,527      8,097
                                         -------   -------   -------    -------      -------    -------   -------    -------

Gross profit                               5,248     5,325     5,887      5,163        3,987      4,273     5,314      5,982

Operating expenses:
   Research and development                1,467     1,313     1,276      1,025          914        969     1,060      1,226
   Sales and marketing                     1,394     1,476     1,557      1,219        1,357      1,431     1,497      1,557
   General and administrative                667       819       774        629          700        778       987        926
   Litigation                                 61       580                    0
                                         -------   -------   -------    -------      -------    -------   -------    -------

           Total                           3,589     4,188     3,607      2,873        2,971      3,178     3,544      3,709
                                         -------   -------   -------    -------      -------    -------   -------    -------

Income from operations                     1,659     1,137     2,280      2,290        1,016      1,095     1,770      2,273

Other income (expense), net                    7        15       (43)        35          (48)         8        (9)       (93)
                                         -------   -------   -------    -------      -------    -------   -------    -------

Income before income taxes                 1,666     1,152     2,237      2,325          968      1,103     1,761      2,180

Income tax expense                           633       412       778        797          368        419       612        806
                                         -------   -------   -------    -------      -------    -------   -------    -------

Net income                               $ 1,033   $   740   $ 1,459    $ 1,528      $   600    $   684   $ 1,149    $ 1,374
                                         =======   =======   =======    =======      =======    =======   =======    =======

Earnings per share:
   Basic                                    $.19      $.13      $.26       $.27         $.11       $.13      $.21       $.25
                                         =======   =======   =======    =======      =======    =======   =======    =======

   Diluted                                  $.17      $.12      $.24       $.26         $.11       $.12      $.20       $.23
                                         =======   =======   =======    =======      =======    =======   =======    =======

Weighted average common
   shares outstanding:
   Basic                                   5,520     5,586     5,628      5,687        5,332      5,380     5,438      5,499
                                         =======   =======   =======    =======      =======    =======   =======    =======

   Diluted                                 5,992     5,949     5,979      5,849        5,599      5,687     5,774      5,988
                                         =======   =======   =======    =======      =======    =======   =======    =======

                                     ******