Form 10-Q
period 1998-11-30
RF MONOLITHICS INC /DE/
filed 1999-01-14
CIK 922204

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                            ----------------------


                                   FORM 10-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934


                For the Quarterly Period Ended November 30, 1998


                          Commission File No. 0-24414


                              RF Monolithics, Inc.

             (Exact name of registrant as specified in its charter)


                            ----------------------

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

                    [X] Yes                        [ ]  No

As of December 31, 1998, 5,746,923 shares of the Registrant's Common Stock, $.001 par value, were outstanding.

                             RF MONOLITHICS, INC.

                                   FORM 10-Q

                        QUARTER ENDED NOVEMBER 30, 1998

                               TABLE OF CONTENTS

Item
Number                                                                      Page
------                                                                      ----

        PART I.   CONDENSED CONSOLIDATED FINANCIAL INFORMATION

  1.  Condensed Consolidated Financial Statements:
       Condensed Consolidated Balance Sheets
        November 30, 1998 (Unaudited), and August 31, 1998                    1

       Condensed Consolidated Statements of Income - Unaudited
        Three Months Ended November 30, 1998 and 1997                         2

       Condensed Consolidated Statements of Cash Flows - Unaudited
        Three Months Ended November 30, 1998 and 1997                         3

       Notes to Condensed Consolidated Financial Statements                   4

  2.  Management's Discussion and Analysis of Financial
       Condition and Results of Operations                                    6

                         PART II.   OTHER INFORMATION

  1.  Legal proceedings                                                       13

  2.  Changes in Securities                                                   13

  3.  Defaults Upon Senior Securities                                         13

  4.  Submission of Matters to a Vote of Security Holders                     13

  5.  Other Information                                                       13

  6.  Exhibits and Reports on Form 8-K                                        13

                                  SIGNATURES

             PART I.  CONDENSED CONSOLIDATED FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RF MONOLITHICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
--------------------------------------------------------------------------------

                                                               November 30,        August 31,
ASSETS                                                            1998               1998
                                                                                  (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                     $ 1,079            $   199
   Short-term investments                                          5,190              5,414
   Trade receivables - net                                         9,813             11,357
   Inventories                                                    10,857              8,514
   Prepaid expenses and other                                        859                976
   Deferred income tax benefits                                      378                635
                                                                 -------            -------

                 Total current assets                             28,176             27,095

PROPERTY AND EQUIPMENT - Net                                      18,894             17,129

OTHER ASSETS - Net                                                   544                566
                                                                 -------            -------

TOTAL                                                            $47,614            $44,790
                                                                 =======            =======


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt and line of credit          $ 2,696            $ 2,699
   Accounts payable - trade                                        4,922              3,400
   Accounts payable - construction and equipment                   1,307                866
   Accrued expenses and other liabilities                          2,312              2,405
   Income taxes payable                                              609                439
                                                                 -------            -------

                 Total current liabilities                        11,846              9,809

LONG-TERM DEBT                                                       540                815

STOCKHOLDERS' EQUITY:
   Common stock:   5,714 and 5,696 shares issued and
    outstanding                                                        6                  6
   Additional paid-in capital                                     26,985             26,862
   Retained earnings                                               8,276              7,353
   Unearned compensation                                             (62)               (75)
   Unrealized gain on short-term investments                          23                 20
                                                                 -------            -------

                 Total stockholders' equity                       35,228             34,166
                                                                 -------            -------

TOTAL                                                            $47,614            $44,790
                                                                 =======            =======

See notes to condensed consolidated financial statements.

RF MONOLITHICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
(In Thousands, Except Per-Share Amounts)
--------------------------------------------------------------------------------

                                                                            Three Months
                                                                               Ended
                                                                            November 30,
                                                                      ------------------------
                                                                          1998        1997
SALES                                                                   $12,880     $12,882

COST OF SALES                                                             8,338       7,634
                                                                        -------     -------

GROSS PROFIT                                                              4,542       5,248

OPERATING EXPENSES:
   Research and development                                               1,144       1,467
   Sales and marketing                                                    1,296       1,394
   General and administrative                                               655         667
   Litigation                                                                 -          61
                                                                        -------     -------

                 Total operating expenses                                 3,095       3,589
                                                                        -------     -------

INCOME FROM OPERATIONS                                                    1,447       1,659

OTHER INCOME (EXPENSE):
   Interest income                                                           66          78
   Interest expense                                                         (93)        (69)
   Other expense                                                             10          (2)
                                                                        -------     -------

                 Total                                                      (17)          7
                                                                        -------     -------

INCOME BEFORE INCOME TAXES                                                1,430       1,666

INCOME TAX EXPENSE                                                          507         633
                                                                        -------     -------

NET INCOME                                                              $   923     $ 1,033
                                                                        =======     =======

EARNINGS PER SHARE
   Basic                                                                $  0.16     $  0.19
                                                                        =======     =======
   Diluted                                                              $  0.16     $  0.17
                                                                        =======     =======
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
   Basic                                                                  5,708       5,520
                                                                        =======     =======
   Diluted                                                                5,890       5,992
                                                                        =======     =======

See notes to condensed consolidated financial statements.

RF MONOLITHICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(In Thousands)
--------------------------------------------------------------------------------

                                                                                                            Three Months
                                                                                                                Ended
                                                                                                            November 30,
                                                                                                       ----------------------
                                                                                                           1998      1997
OPERATING ACTIVITIES:
   Net income                                                                                            $   923   $ 1,033
   Noncash items included in net income:
      Deferred taxes                                                                                         257       194
      Depreciation and amortization                                                                        1,050       853
      Provision for doubtful accounts                                                                         30        10
      Other                                                                                                   13        15
   Cash from (used in) operating working capital:
      Trade receivables                                                                                    1,514     1,438
      Inventories                                                                                         (2,343)     (895)
      Prepaid expenses and other                                                                             117       (32)
      Accounts payable - trade                                                                             1,522       428
      Accrued expenses and other liabilities                                                                 (93)       74
      Income taxes payable                                                                                   170       125
                                                                                                         -------   -------

                 Net cash from operations                                                                  3,160     3,243

INVESTING ACTIVITIES:
   Increase in short-term investments                                                                     (1,909)   (1,419)
   Decrease in short-term investments                                                                      2,136     1,397
   Acquisition of property and equipment                                                                  (2,792)   (1,897)
   Decrease in other assets                                                                                    2        15
                                                                                                         -------   -------

                 Net cash used in investing activities                                                    (2,563)   (1,904)

FINANCING ACTIVITIES:
   Repayments of notes payable                                                                              (125)     (125)
   Repayments of capital lease obligations                                                                  (156)     (120)
   Borrowings of accounts payable - construction and equipment                                               441       203
   Common stock issued for options exercised                                                                 123        73
                                                                                                         -------   -------

                 Net cash from financing activities                                                          283        31
                                                                                                         -------   -------

INCREASE IN CASH AND CASH EQUIVALENTS                                                                        880     1,370

CASH AND CASH EQUIVALENTS:
   Beginning of period                                                                                       199       482
                                                                                                         -------   -------

   End of period                                                                                         $ 1,079   $ 1,852
                                                                                                         =======   =======

SUPPLEMENTAL INFORMATION:
   Interest paid                                                                                         $    93   $    58
                                                                                                         =======   =======

   Income taxes paid                                                                                     $    73   $   258
                                                                                                         =======   =======

See notes to condensed consolidated financial statements.

RF MONOLITHICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.  INTERIM FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, that in the opinion of the management of RF Monolithics, Inc. (the "Company" or "RFM") are necessary for a fair presentation of the Company's financial position as of November 30, 1998, and the results of operations and cash flows for the three months ended November 30, 1998 and 1997. These unaudited interim condensed financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended August 31, 1998, filed with the Securities and Exchange Commission.

Operating results for the three months ended November 30, 1998, are not necessarily indicative of the results to be achieved for the full fiscal year ending August 31, 1999.

2.  INVENTORIES

Inventories consist of the following (in thousands):

                                                                                       Nov. 30,       Aug. 31,
                                                                                         1998           1998

        Raw materials and supplies                                                     $ 5,885         $4,677
        Work in process                                                                  3,180          2,139
        Finished goods                                                                   1,792          1,698
                                                                                       -------         ------

        Total                                                                          $10,857         $8,514
                                                                                       =======         ======

3.  PROPERTY AND EQUIPMENT

Property and equipment includes construction in progress of $5,528,000 at November 30, 1998, and $3,941,000 at August 31, 1998, which is composed of equipment and other assets not yet placed in service primarily related to increasing the capacity of the Company's manufacturing facilities.

4.  CREDIT FACILITIES

In December 1998, the Company utilized the remaining $1.8 million available under a $3.5 million equipment-collateralized lease facility. This utilization will be recorded as an operating lease. The Company still has a $4.0 equipment-collateralized lease facility commercial bank, to be advanced in stages prior to October 22, 1999.

5.  CAPITAL STOCK

In October 1998, the Company granted to employees Incentive Stock Options to purchase 50,000 shares of the Company's Common Stock at an exercise price of $8.25, which was the market value on the date of grant. The options were granted in accordance with the Company's 1997 Equity Incentive Plan (the 1997 Plan) and resulted in approximately 81,233 shares of Common Shares remaining available for grant under the 1997 Plan at December 31, 1998.

In October 1998, the Company also granted to employees Non-qualified Stock Options to purchase 10,000 shares of the Company's Common Stock at an exercise price of $8.25, which was the market value on the date of grant. The options were granted in accordance with the Company's 1986 Stock Option Plan (the 1986
Plan) and resulted in approximately 12,009 shares of Common Shares remaining available for grant under the 1986 Plan at December 31, 1998.

6.  EARNINGS PER SHARE

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

Reconciliation of share amounts is as follows (in thousands):

                                                                        Three months
                                                                           ended
                                                                        November 30,
                                                               -----------------------------
                                                                    1998             1997
        Shares outstanding for basic
           earnings per share                                       5,708            5,520
        Effect of dilutive stock options                              182              472
                                                                    -----            -----
        Shares outstanding for dilutive
           earnings per share                                       5,890            5,992
                                                                    =====            =====

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion may be understood more fully by reference to the financial statements, notes to the financial statements, and management's discussion and analysis contained in the Company's Annual Report on Form 10-K for the year ended August 31, 1998, filed with the Securities and Exchange Commission.

General

     RFM offers products in four product areas: low-power components, Virtual Wirea short-range radio device systems, frequency control modules and filters. The Company sells to original equipment manufacturers in automotive, computer, consumer, industrial and telecommunications market segments world-wide.

     Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section and those discussed in the Company's Form 10-K for the year ended August 31, 1998.

Results of Operations

     The following discussion relates to the financial statements of the Company for the three months ended November 30, 1998 (current quarter), of the fiscal year ending August 31, 1999, in comparison to the three months ended November 30, 1997 (comparable quarter of the prior year). In addition, certain comparisons with the three months ended August 31, 1998 (previous quarter), are provided where management believes it is useful to the understanding of trends.

     The selected financial data for the periods presented may not be indicative of the Company's future financial condition or results of operations.

    The following table sets forth, for the three months ended November 30, 1998 and 1997, (i) the percentage relationship of certain items from the Company's statements of income to sales and (ii) the percentage change in these items between the current period and the comparable period of the prior year:

                                                  Percentage of
                                                   Total Sales
                                                ----------------         Percentage Change
                                                  Quarter Ended          From Quarter Ended
                                                  November 30,           November 30, 1997
                                                ----------------         to Quarter Ended
                                                 1998      1997          November 30, 1998
                                                ------    ------         -----------------

    Sales                                        100 %     100 %                   - %
    Cost of sales                                 65        59                     9
                                                ----      ----                 -----
      Gross profit                                35        41                   (13)
                                                ----      ----                 -----
    Research and development                       9        11                   (22)
    Sales and marketing                           10        11                    (7)
    General and administrative                     5         5                    (2)
    Litigation                                               1                  (100)
                                                ----      ----                 -----
      Total operating expenses                    24        28                   (14)
                                                ----      ----                 -----
      Income from operations                      11        13                   (13)
    Other income (expense), net                    -         -                  (343)
                                                ----      ----                 -----
    Income before income taxes                    11        13                   (14)
    Income tax expense                             4         5                   (20)
                                                ----      ----                 -----
      Net income                                   7 %       8 %                 (11)%
                                                ====      ====                 =====

Sales

    The following table sets forth the components of the Company's sales and the percentage relationship of the components to sales by product area for the periods ended as indicated (in thousands, except percentage data):

                                                                       Quarter Ended
                                                -------------------------------------------------------------
                                                         November 30,                      November 30,
                                                            1998                              1997
                                                ---------------------------       ---------------------------
                                                  Amounts       % of Total          Amounts       % of Total
                                                ---------------------------       ---------------------------

    Low-power components                          $ 9,211            72 %           $ 9,228            72 %
    Virtual Wire/(R)/ radio device systems          1,049             8                 682             5
    Frequency control modules                       1,082             8                 802             6
    Filters                                         1,492            12               2,115            16
    Technology development sales                       46             0                  55             1
                                                  -------          ----             -------          ----

       Sales                                      $12,880           100 %           $12,882           100 %
                                                  =======          ====             =======          ====


    Total sales were unchanged in the current quarter, compared to the comparable quarter of the prior year and decreased 11% compared to the previous quarter. The decrease in the current quarter sales compared to the previous quarter was primarily attributable to decreased low-power component sales. Low-power component sales decreased 15% from the previous quarter, primarily due to a decreased number of units sold of the Company's older style, leaded resonator products. Sales for these products were particularly strong in the previous quarter as customers ordered in excess of their normal order patterns to satisfy peak demand that they were experiencing. The Company believes that low-power component sales are subject to seasonal factors in which sales tend to be lower in the first half of the fiscal year than the second half due to fluctuations in customer production schedules.

    The low-power component product line experienced a decline in the average per unit selling price of approximately 13% in the current quarter compared to the comparable quarter of the prior year. The Company believes that lower average selling prices may be significant enough in future periods to offset the sale of an increased number of units, potentially resulting in lower sales. Sales for low-power components may not continue to increase, or remain at the same level they have been in previous periods

    Virtual Wire/(R)/ short-range radio device systems sales in the current quarter increased 54% in comparison to the comparable quarter of the prior year. This was primarily attributable to an increased number of units sold for those products, offset by a decrease in average selling price. The Company has devoted significant capital and technical, sales and marketing resources to the Virtual Wirea short-range radio device systems products. The latest product offering in this product family, is the transceiver module, which is a fully integrated short-range radio device module. The transceiver module offers robust operation, small size, low-power consumption and low costs for short range wireless data applications. The transceiver will be introduced later in fiscal 1999. The Company believes these types of products provide an opportunity to exploit its proprietary technology and pursue its strategy of focusing on value-added products. The Company is helping a number of customers incorporate these products into a wide variety of new applications. The timing of when any sales resulting from such new applications reach the production phase is dependent upon the timing of both the customers' product development cycles and their product introduction cycles. As a result, it is difficult to predict when, or if, these new products will have a significant impact on the Company's sales.

    Sales of filter products decreased 30% over the comparable quarter of the prior year, but increased 23% over the previous quarter. The decrease in filter sales in comparison to last year, results from the elimination of sales to a single wireless LAN customer of approximately $800,000. The Company believes this customer was impacted by economic conditions in Asia and ceased production in the third quarter of the Company's 1998 fiscal year. The Company has devoted significant resources to developing and supporting the growth of its filter products. The product development and introduction cycle for filter products takes between six to eighteen months to complete. As a result, it is difficult to predict when, or if, this strategy to focus on filter products will have a significant impact on the Company's sales.

    The Company's top five customers accounted for approximately 31%, 30% and 29% of the Company's sales in the current quarter, the comparable quarter of the prior year and the previous quarter, respectively. No single customer accounted for more than 10% of sales.

     International sales were approximately 54%, 53% and 56% of the Company's sales during the current quarter, the comparable quarter of the prior year and the previous quarter, respectively. The Company considers all product sales with a delivery destination outside of North America to be international sales. These sales are denominated primarily in U.S. currency. Sales to customers in Asian markets ranged from 9% to 15% of total sales during the last three years. The Company intends to continue its focus on international sales in the future and expects that international sales will continue to represent a significant portion of its business. This focus on international sales may not be achieved. Even if achieved, the Company's international sales are highly sensitive to fluctuations in such markets. For example, recent instability in Asian economies may result in fluctuations in Asian sales and could have a material adverse effect on the Company's business.

     While the Company has achieved sales increases in prior periods, there can be no assurance that this can be achieved in future periods. The Company's success is highly dependent on achieving technological advances in its product design and manufacturing capabilities, as well as its ability to sell its products in a competitive marketplace that can be influenced by outside factors such as economic and regulatory conditions. Competition includes alternative technologies and duplication of the Company's technologies and could adversely affect the Company's selling prices and market share.

Gross Profit

     The current quarter gross margin of 35.3% decreased from 40.7% in the comparable quarter of the prior year, but was similar to the 35.7% gross margin in the previous quarter. The decrease was primarily due to decreased gross margins for the Company's low-power component products. Margins for these products decreased because the per-unit selling prices decreased, amid competitive pressures, more rapidly than per-unit manufacturing costs. Despite significant overtime and other costs discussed below, per-unit manufacturing costs continued to decrease due to improved production processes that increased yields and productivity. However, the trend toward lower per-unit manufacturing costs, which occurred in recent years, may not continue. If average selling prices were to decrease faster than per-unit manufacturing costs decrease, then the Company's gross profit margins would be adversely impacted. Gross margins for the Company's other products were relatively stable in comparison to the prior year.

     The Company has experienced a requirement by its customers for shorter lead times resulting in less accessibility to future customer order information. These events put pressure on the Company's manufacturing facilities to improve response time. Costs in the current quarter included a significant amount of overtime and other costs needed to meet customer demand that occurred late in the quarter. The Company is attempting to improve its planning systems with the installation of a new software system in the current quarter. However, there can be no assurance that in future periods the Company will be able to avoid significant overtime and other costs related to responding to customer demand with greatly reduced lead times.

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

Research and Development

     Research and development expenses in the current quarter decreased approximately $323,000, or 22%, from the comparable quarter of the prior year. The prior year's research and development costs included an unusually large amount of material usage expense incurred on several development projects, as well as outside testing costs incurred while developing a low cost sealing process. The Company believes that the continued development of its technology and new products is essential to its success and is committed to continue to devote significant resources to research and development. The Company expects that research and development expenses will increase in absolute dollars in future periods.

Sales and Marketing

     Current quarter sales and marketing expenses decreased approximately $98,000. Decreased sales and marketing expenses related primarily to lower sales commissions, which resulted from changes in product delivery destinations. The Company expects to incur higher sales and marketing expenses in absolute dollars in future periods as it continues to expand its sales and marketing efforts.

General and Administrative

     General and administrative expenses for the current quarter decreased approximately $12,000, or 2%, from the prior comparable period. The Company expects general and administrative expenses will increase in absolute dollars in future periods.

Litigation

     Litigation expense, which amounted to $61,000 in the comparable quarter of the prior year, consists of expenses related to the resolution of the legal matter with TimeKeeping Systems, Inc. The Company does not expect to incur any expenses with regard to this matter in future periods.

Income from Operations

     Income from operations was $1,447,000, or 11% of total sales in the current quarter, compared to $1,659,000 or 13% of sales in the comparable quarter of the prior year. The decrease in income from operations as a percent of sales reflects a decrease in gross profit margin partially offset by lower total operating expenses.

Income Tax Expense

     The Company's income tax expense was $507,000 in the current quarter, compared to $633,000 in the comparable quarter of the prior year, reflecting the comparable income before income taxes for the respective periods. The company's effective tax rate was approximately 36% in the current quarter, compared to approximately 38% in the prior year. The reduction in tax rate was primarily due to the Company taking advantage of Foreign Sales Corporation benefits.

Net Income

     Net income decreased to $923,000, or $.16 per diluted share, in the current quarter, compared to $1,033,000, or $.17 per diluted share, for the comparable quarter of the prior year.

Liquidity and Capital Resources

     The principal sources of liquidity at November 30, 1998, consisted of $6.3 million of cash and short-term investments and $7.5 million of unused credit facilities. These credit facilities include $3.5 million unused under a line of credit agreement with a commercial bank, available until December 31, 1999, and $4.0 million in an equipment lease facility with a commercial bank, available until October 22, 1999. The credit facilities contain restrictions and financial covenants relating to various matters, including net worth, interest coverage and levels of debt compared to tangible net worth. As of November 30, 1998, the Company was in compliance with such restrictions and covenants.

     Net cash provided by operating activities was $3.2 million for both the first quarter of fiscal 1999 and 1998. Cash generated from operations included an increase in cash from non-cash items included in net income offset by an increase in cash used for working capital items when compared to the comparable quarter of the prior year. Additionally, the Company experienced an increase in inventories of $2.3 million and trade accounts payable of $1.5 million, reflecting increased stocking levels in response to shorter lead time requirements from customers.

     Cash used in investing activities was $2.6 million and $1.9 million for the first quarter of fiscal 1999 and 1998, respectively, primarily as a result of capital expenditures. The Company expects to acquire a total of approximately $7 million to $10 million of capital equipment by the end of fiscal 1999, consisting primarily of equipment needed for its manufacturing facilities. Some of this equipment may be acquired under the equipment-collateralized operating lease facility.

     Net cash generated from financing activities was $0.3 million and $31,000 for the first quarter of fiscal 1999 and 1998, respectively. These activities primarily related to the borrowings in support of the capital equipment acquisitions offset by payments on these borrowings and the proceeds from common stock issued for options that were exercised.

     The Company believes that cash generated from operations, if any, banking facilities and the $6.3 million balance in cash and short-term investments will be sufficient to meet the Company's operating cash requirements through the rest of the fiscal year. To the extent that these sources of funds are insufficient to meet the Company's capital requirements, the Company may be required to raise additional funds. No assurance can be given that additional financing will be available or, if available, that it will be available on acceptable terms.

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

    For the Company's most significant IT systems, the inventory and remediation phases have been completed. Most of the Company's business information systems have been recently replaced by Glovia/(TM)/ and Oracle/(R)/ software, which are represented by providers to be Year 2000 compliant. The inventory of non-IT systems is nearing completion. The remediation of remaining systems and testing for all systems is scheduled for completion by June 30, 1999.

    The Company currently has a limited number of contingency plans to deal with the most likely worst case scenarios. The Company currently anticipates that it will complete contingency planning by June 30, 1999.

    The Company's suppliers (particularly sole-source and long lead time suppliers) and key customers may be adversely affected by their respective failures to address the Year 2000 issue. If the Company's suppliers are unable to provide goods or services, the Company's operations could be materially adversely effected. Key customers which encounter Year 2000 difficulties could fail to order or take delivery of the Company's products, or could fail to make or delay payments to the Company. Such failure or delay could have a material adverse effect on the Company's business and results of operations. While some of these risks are outside the control of the Company, the Company's Plan includes communications with suppliers and customers to ascertain the state of their Year 2000 compliance program. The questionnaire phase of this activity is nearing completion. Remediation activities and preparation of contingency plans related to suppliers and customers is scheduled for completion by June 30, 1999.

    The total cost of the purchase and implementation of the business information systems recently implemented is expected to be approximately $2 million, most of which has already been incurred. The remediation costs for the other IT and non-IT systems is expected to be less than $500,000. Such costs will be funded either from operating cash flows or by utilizing existing Company credit facilities. Time spent by implementation team members is not included in the above estimates but are included in the Company's normal operating budget. The Year 2000 implementation program is not expected to cause material delays in non-Year 2000 related IT projects.

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

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The Company hereby incorporates by reference all exhibits filed in connection with Form 10-K for the year ended August 31, 1998.

(b) The Company did not file any reports on Form 8-K during the quarter ended November 30, 1998.

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


                                          RF MONOLITHICS, INC.


Dated:  January 14, 1999                  By: /s/ Sam L. Densmore
                                             -----------------------------
                                             Sam L. Densmore
                                             CEO, President and Director

                                          By: /s/ James P. Farley
                                             -----------------------------
                                             James P. Farley
                                             VP Finance, Controller