Form 10-Q
period 1999-02-28
RF MONOLITHICS INC /DE/
filed 1999-04-14
CIK 922204

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


                            _______________________


                                   FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934


                For the Quarterly Period Ended February 28, 1999


                          Commission File No. 0-24414


                              RF MONOLITHICS, INC.

             (Exact name of registrant as specified in its charter)


                            _______________________


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

                    [X] YES                        [  ]  NO

AS OF MARCH 31, 1999, 5,764,697 SHARES OF THE REGISTRANT'S COMMON STOCK, $.001 PAR VALUE, WERE OUTSTANDING.

                             RF MONOLITHICS, INC.

                                   FORM 10-Q

                        QUARTER ENDED FEBRUARY 28, 1999

                               TABLE OF CONTENTS

   ITEM
   NUMBER                                                           Page
   ------                                                           ----
                   Part I.   Condensed Financial Information

     1.   Condensed Financial Statements:
           Condensed Balance Sheets
            February 28, 1999 (Unaudited), and August 31, 1998        1

          Condensed Statements of Income - Unaudited
             Three Months Ended February 28, 1999 and 1998,
             and Six Months Ended February 28, 1999 and 1998          2

           Condensed Statements of Cash Flows - Unaudited
            Six Months Ended February 28, 1999 and 1998               3

            Notes to Condensed Financial Statements                   4

     2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                        6

                         PART II.   OTHER INFORMATION

     1.   Legal Proceedings                                          13

     2.  Changes in Securities                                       13

     3.  Defaults Upon Senior Securities                             13

     4.  Submission of Matters to a Vote of Security Holders         13

     5.  Other Information                                           14

     6.  Exhibits and Reports on Form 8-K                            14

                                  SIGNATURES

                   PART I.  CONDENSED FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

RF MONOLITHICS, INC.

CONDENSED BALANCE SHEETS
(In Thousands)
--------------------------------------------------------------------------------

                                                                                                February 28,     August 31,
ASSETS                                                                                              1999            1998
                                                                                                (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                                                         $   662        $   199
   Short-term investments                                                                              5,127          5,414
   Trade receivables - net                                                                            11,398         11,357
   Inventories                                                                                        10,943          8,514
   Prepaid expenses and other                                                                          1,064            976
   Deferred income tax benefits                                                                          353            635
                                                                                                     -------        -------

                 Total current assets                                                                 29,547         27,095

PROPERTY AND EQUIPMENT - Net                                                                          19,043         17,129

OTHER ASSETS - Net                                                                                       519            566
                                                                                                     -------        -------

TOTAL                                                                                                $49,109        $44,790
                                                                                                     =======        =======

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt and line of credit                                              $ 4,144        $ 2,699
   Accounts payable - trade                                                                            4,918          3,400
   Accounts payable - construction and equipment                                                       1,619            866
   Accrued expenses and other liabilities                                                              1,810          2,405
   Income taxes payable                                                                                    9            439
                                                                                                     -------        -------

                 Total current liabilities                                                            12,500          9,809

LONG-TERM DEBT                                                                                           361            815

STOCKHOLDERS' EQUITY:
   Common stock: 5,760 and 5,696 shares issued and outstanding                                             6              6
   Additional paid-in capital                                                                         27,325         26,862
   Retained earnings                                                                                   8,919          7,353
   Unearned compensation                                                                                 (46)           (75)
   Unrealized gain on short-term investments                                                              44             20
                                                                                                     -------        -------

                 Total stockholders' equity                                                           36,248         34,166
                                                                                                     -------        -------

TOTAL                                                                                                $49,109        $44,790
                                                                                                     =======        =======

See notes to condensed financial statements.

RF MONOLITHICS, INC.

CONDENSED STATEMENTS OF INCOME - UNAUDITED
(In Thousands, Except Per-Share Amounts)
--------------------------------------------------------------------------------

                                                           THREE MONTHS ENDED             SIX MONTHS ENDED
                                                               FEBRUARY 28,                FEBRUARY 28,
                                                       ------------------------    --------------------------
                                                         1999             1998       1999               1998
SALES                                                  $13,102          $13,214    $25,982            $26,096

COST OF SALES                                            8,516            7,889     16,854             15,523
                                                       -------          -------    -------            -------

GROSS PROFIT                                             4,586            5,325      9,128             10,573

OPERATING EXPENSES:
   Research and development                              1,509            1,313      2,653              2,780
   Sales and marketing                                   1,322            1,476      2,618              2,870
   General and administrative                              735              819      1,390              1,486
   Litigation                                                -              580          -                641
                                                       -------          -------    -------            -------

                 Total operating expenses                3,566            4,188      6,661              7,777
                                                       -------          -------    -------            -------

INCOME FROM OPERATIONS                                   1,020            1,137      2,467              2,796

OTHER INCOME (EXPENSE):
   Interest income                                          55               73        121                151
   Interest expense                                        (75)             (69)      (168)              (138)
   Other expense                                             -               11         10                  9
                                                       -------          -------    -------            -------

                 Total                                     (20)              15        (37)                22
                                                       -------          -------    -------            -------

INCOME BEFORE INCOME TAXES                               1,000            1,152      2,430              2,818

INCOME TAX EXPENSE                                         355              412        862              1,045
                                                       -------          -------    -------            -------

NET INCOME                                             $   645          $   740    $ 1,568            $ 1,773
                                                       =======          =======    =======            =======

EARNINGS PER SHARE:
   Basic                                                 $0.11            $0.13      $0.27              $0.32
                                                       =======          =======    =======            =======
   Diluted                                               $0.11            $0.12      $0.27              $0.30
                                                       =======          =======    =======            =======
WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING:
   Basic                                                 5,744            5,586      5,726              5,553
                                                       =======          =======    =======            =======
   Diluted                                               5,927            5,949      5,907              6,012
                                                       =======          =======    =======            =======

See notes to condensed financial statements.

RF MONOLITHICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS - UNAUDITED
(In Thousands)
--------------------------------------------------------------------------------

                                                                                   SIX MONTHS ENDED
                                                                                ---------------------
                                                                                 FEBRUARY    FEBRUARY
                                                                                 28, 1999    28, 1998
OPERATING ACTIVITIES:
   Net income                                                                   $   1,568   $   1,773
   Noncash items included in net income:
      Deferred taxes                                                                  282         348
      Depreciation and amortization                                                 2,032       1,792
      Provision for doubtful accounts                                                  68          60
      Other                                                                            27          24
   Cash from (used in) operating working capital:
      Trade receivables                                                              (109)       (500)
      Inventories                                                                  (2,429)     (1,635)
      Prepaid expenses and other                                                      (88)       (170)
      Accounts payable - trade                                                      1,518         742
      Accrued expenses and other liabilities                                         (595)        206
      Income taxes payable                                                           (430)       (373)
                                                                                ---------   ---------

                  Net cash from operations                                          1,844       2,267

INVESTING ACTIVITIES:
   Increase in short-term investments                                              (2,722)     (2,719)
   Decrease in short-term investments                                               3,033       2,550
   Acquisition of property and equipment                                           (3,854)     (2,537)
   Decrease in other assets                                                             8          49
                                                                                ---------   ---------

                 Net cash used in investing activities                             (3,535)     (2,657)

FINANCING ACTIVITIES:
   Borrowings on notes payable and line of credit                                   1,500         500
   Repayments of notes payable and line of credit                                    (250)       (250)
   Repayments of capital leases                                                      (312)       (310)
   Borrowings (repayments) of accounts payable - construction and equipment           753        (391)
   Common stock issued for options exercised                                          190         123
   Common stock issued under the Purchase Plan                                        273         500
                                                                                ---------   ---------

                 Net cash from financing activities                                 2,154         172
                                                                                ---------   ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      463        (218)

CASH AND CASH EQUIVALENTS:
   Beginning of period                                                                199         482
                                                                                ---------   ---------

   End of period                                                                $     662   $     264
                                                                                =========   =========

SUPPLEMENTAL INFORMATION:

   Interest paid                                                                $     175   $     106
                                                                                =========   =========

   Income taxes paid                                                            $     996   $     995
                                                                                =========   =========

   Property and equipment acquisitions by debt                                  $      53   $      37
                                                                                =========   =========

See notes to condensed financial statements.

RF MONOLITHICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


1. INTERIM FINANCIAL STATEMENTS

The accompanying condensed financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, that in the opinion of the management of RF Monolithics, Inc. (the "Company" or "RFM") are necessary for a fair presentation of the Company's financial position as of February 28, 1999, the results of operations for the three and six months ended February 28, 1999 and 1998, and cash flows for the six months ended February 28, 1999 and 1998. These unaudited interim condensed financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended August 31, 1998, filed with the Securities and Exchange Commission.

Operating results for the six months ended February 28, 1999, are not necessarily indicative of the results to be achieved for the full fiscal year ending August 31, 1999.

2. INVENTORIES

Inventories consist of the following (in thousands):

                                                                                  FEBRUARY            AUGUST
                                                                                  28, 1999           31, 1998
     Raw materials and supplies                                                  $   5,521          $   4,677
     Work in process                                                                 3,579              2,139
     Finished goods                                                                  1,843              1,698
                                                                                 ---------          ---------

     Total                                                                       $  10,943          $   8,514
                                                                                 =========          =========

3. PROPERTY AND EQUIPMENT

Property and equipment includes construction in progress of $5,806,000 at February 28, 1999, and $3,941,000 at August 31, 1998, which is composed of equipment and other assets not yet placed in service primarily related to increasing the capacity of the Company's manufacturing facilities.

4. CREDIT FACILITIES

In February 1999, the Company utilized $964,000 available under a $4.0 million equipment collateralized lease facility. This initial utilization will be recorded as an operating lease and leaves approximately $3.0 million available under this facility with a commercial bank, to be advanced in stages prior to October 22, 1999.

5. EARNINGS PER SHARE

Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE, requires a reconciliation of both the numerator and denominator of the earnings per share calculations. There are no adjustments to net earnings to arrive at income for either per share calculation.

Reconciliation of share amounts is as follows (in thousands):

                                                      THREE MONTHS ENDED           SIX MONTHS ENDED
                                                        FEBRUARY 28,                  FEBRUARY 28,
                                                  ------------------------       ----------------------
                                                    1999              1998         1999            1998
     Shares outstanding for basic
        earnings per share                         5,744             5,586        5,726          5,553
     Effect of dilutive stock options                183               363          181            459
                                                   -----             -----        -----          -----
     Shares outstanding for dilutive
        earnings per share                         5,927             5,949        5,907          6,012
                                                   =====             =====        =====          =====

6. CAPITAL STOCK

In March 1999, the Company began a program to repurchase stock on the open market. As of April 10, 1999, a total of 30,000 shares of common stock had been purchased at an average cost of $6.225. The shares will be accounted for using the treasury stock method.

In April 1999, the Board of Directors of the Company approved and established the 1999 Equity Incentive Plan. The plan allows for non-qualified options to purchase 200,000 shares of stock in the Company to be granted to non-officer employees and consultants at the fair market value. Additionally, options to purchase 127,000 shares were granted to employees, such rights will vest over a four year period.

In April 1999, the Board of Directors of the Company approved the grant of 73,700 shares of restricted stock and incentive stock options to purchase 107,500 shares of stock, both in accordance with the 1997 Equity Incentive Plan, leaving approximately 120,000 shares available for future grants in this plan.

7. LITIGATION EXPENSE

Litigation expense, which amounted to $580,000 in the first quarter of the prior year and $641,000 in the prior year-to-date period, consists of expenses related to the resolution of the legal matter with TimeKeeping Systems, Inc. Expenses include legal expenses, settlement costs and related travel. There were no legal expenses related to the matter in the current year.

8. COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," requires companies to report and display comprehensive income and its components (revenues, expenses, gains and losses). Comprehensive income includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive income consists of the following (in thousands):

                                                         THREE MONTHS ENDED          SIX MONTHS ENDED
                                                          FEBRUARY 28 1999           FEBRUARY 28 1999
                                                         ------------------          ----------------
     Net income, as reported                                    $  645                        $1,568
     Current period change in unrealized gain on
         short-term investments                                     21                            24
                                                                ------                        ------
     Comprehensive Income                                       $  666                        $1,592
                                                                ======                        ======

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

       The Company received certification of ISO9001 and QS9000 registration in the current quarter. ISO9001 and QS9000 registration has been adopted worldwide as the standard for quality and assures a fundamental quality system is in place. The Company believes the registration is recognized around the world as a key element to do business in a global marketplace and is the foundation of the Company's strategy for continuous improvement and excellence, and reflects our commitment to customer satisfaction.

       Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, and those discussed in the Company's Form 10-K for the year ended August 31, 1998.

RESULTS OF OPERATIONS

   The following discussion relates to the financial statements of the Company for the three and six months ended February 28, 1999 (current quarter and current year-to-date period), of the fiscal year ending August 31, 1999, in comparison to the three and six months ended February 28, 1998 (comparable quarter of the prior year and comparable year-to-date period). In addition, certain comparisons with the three months ended November 30, 1998 (previous quarter), are provided where management believes it is useful to the understanding of trends.

   The selected financial data for the periods presented may not be indicative of the Company's future financial condition or results of operations.

   The following table sets forth, for the three and six months ended February 28, 1999 and 1998, (i) the percentage relationship of certain items from the Company's statements of income to sales and (ii) the percentage change in these items between the current periods and the comparable periods of the prior year:

                                            Percentage of Total Sales                            Percentage Change From
                             ------------------------------------------------------    ----------------------------------------
                                  Three Months                 Six Months                Three Months          Six Months
                               Ended February 28,          Ended February 28,            Ended Feb. 28,       Ended Feb. 28,
                             ---------------------------  -------------------------
                                  1999           1998         1999           1998         1998 to 1999         1997 to 1998
                             ------------    -----------  ----------    -----------    -------------------    -----------------
Sales                                 100 %         100 %        100 %          100 %                   (1)%                 (1)%
Cost of sales                          65            60           65             59                      8                    9
                                     ----          ----         ----           ----                  -----                -----
  Gross profit                         35            40           35             41                    (14)                 (14)
                                     ----          ----         ----           ----                  -----                -----
Research and development               11            10           10             11                     15                   (1)
Sales and marketing                    10            11           10             11                    (10)                  (9)
General and administrative              6             6            5              6                    (10)                  (7)
Litigation                              -             4            0              2                   (100)                (100)
                                     ----          ----         ----           ----                  -----                -----
   Total operating expenses            27            31           25             30                    (15)                 (14)
                                     ----          ----         ----           ----                  -----                -----
   Income from operations               8             9           10             11                    (10)                 (12)
Other income (expense), net             -             -           (1)             -                   (233)                (268)
                                     ----          ----         ----           ----                  -----                -----
Income before income taxes              8             9            9             11                    (13)                 (14)
Income tax expense                      3             3            3              4                    (14)                 (18)
                                     ----          ----         ----           ----                  -----                -----
   Net income                           5 %           6 %          6 %            7 %                  (13) %               (12) %
                                     ====          ====         ====           ====                  =====                =====

SALES

   The following table sets forth the components of the Company's sales and the percentage relationship of the components to sales by product area for the periods ended as indicated (in thousands, except percentage data):

                                                      Amounts                                        % of Total
                             -----------------------------------------------------------  -----------------------------------------
                                Three Months                      Six Months                   Three Months         Six Months
                               Ended February 28,             Ended February 28,             Ended February 28,  Ended February 28,
                             -----------------------------------------------------------  -----------------------------------------
                                    1999            1998           1999           1998       1999       1998        1999       1998
                             -----------------------------------------------------------  -----------------------------------------
Low-power components                   $ 9,143     $ 9,234           $18,354     $18,462        70 %     70 %          71 %     71 %
Low-power Virtual Wire(R)
   radio systems                         1,510         696             2,559       1,378         12        5            10       5
Frequency control modules                1,090         911             2,172       1,713          8        7             8       6
Filters                                  1,341       2,232             2,833       4,347         10       17            11      17
Technology development sales                18         141                64         196          0        1             0       1
                                       -------     -------           -------     -------       ----     ----          ----     ----

   Sales                               $13,102     $13,214           $25,982     $26,096        100 %    100 %         100 %   100 %
                                       =======     =======           =======     =======       ====     ====          ====     ====


   Sales were down less than 1% from the current quarter over the comparable quarter of the prior year and increased 2% from the previous quarter. Current year-to-date period sales decreased less than 1% from the comparable year-to-date period. The change in sales performance in the current quarter over comparable quarter of the prior year was the result of an increased number of units shipped in three of the Company's four product areas partially offsetting a decrease in prices in low-power components and Virtual Wire(R) short-range radio device systems.

   Due to pricing pressure in the low-power components line, as well as delay in receipt from the vendor of a custom designed application specific integrated circuit (ASIC) for the new transceiver product, the Company anticipates flat to modest sales growth for the second half of fiscal 1999.

   Low-power components unit sales increased 15% while prices decreased, resulting in a 1% decline in sales when compared to the comparable quarter of the prior year. The low-power component product line experienced a decline in the average per unit selling price of approximately 13% in the current quarter compared to the comparable quarter of the prior year and approximately 4% in comparison to the previous quarter sales. This is an ongoing trend in a very competitive business and continued decreases in selling prices may result in decreases in sales for low-power components in future periods, despite increases in the number of units sold.

   Virtual Wire(R) short-range radio device systems sales increased 117% in comparison to the comparable period of the prior year. This was primarily attributable to an increased number of units sold for those products, offset by a decrease in average selling price. The Company has devoted significant capital and technical, sales and marketing resources to the Virtual Wire(R) short-range radio device systems products. The latest product offering in this product family, is the transceiver module, which is a fully integrated short-range radio device module. The transceiver module offers robust operation, small size, low-power consumption and low costs for short range wireless data applications. The transceiver was introduced in the current quarter. The Company believes these types of products provide an opportunity to exploit its proprietary technology and pursue its strategy of focusing on value-added products. The Company is assisting a number of customers incorporate these products into a wide variety of new applications. The timing of when any sales resulting from such new applications reach the production phase is dependent upon the timing of both the customers' product development cycles and their product introduction cycles. In addition, a key component for this product is a custom designed ASIC. It is uncertain if the Company's vendors for these products will be able to deliver enough components to meet potential customer requirements for the second half of fiscal 1999. As a result, it is difficult to predict when, or if, these new products will have a significant impact on the Company's sales.

   Sales of filter products decreased 40% in the current quarter and 35% in the current year-to-date period when compared to the comparable periods of the prior year, respectively. The decrease in year-to-date filter sales in comparison to last year, results from the elimination of sales to a single wireless LAN customer of approximately $1.8 million. The Company believes this customer was impacted by economic conditions in Asia and ceased production at the end of the second quarter of the Company's 1998 fiscal year. The Company has devoted significant resources to developing and supporting the growth of its filter products. The product development and introduction cycle for filter products takes between six to eighteen months to complete. As a result, it is difficult to predict when, or if, this strategy to focus on filter products will have a significant impact on the Company's sales.

   International sales (primarily in Europe and Asia) were approximately 55% of the Company's sales during both the current quarter and the comparable quarter of the prior year. International sales were approximately 55% and 54% of sales during the current year-to-date period and the comparable year-to-date period, respectively. Sales to customers in Asia was 11% of total sales in the current quarter, compared to 10% in the comparable quarter of the prior year and 9% in the previous quarter. There can be no assurance that economic conditions in Asia will not result in additional reductions in sales either directly to customers in Asia or to customers in North American or Europe who may have end customers in Asia.

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

   The Company's top five customers accounted for approximately 29% of the Company's sales in the current quarter, 34% in the comparable quarter of the prior year and 31% in the previous quarter. The decrease in the relative portion of the revenues to the Company's top five customers from the comparable quarter of the prior year to the current quarter was primarily a result of decreased sales to a filter customer.

   While the Company has achieved sales increases in prior periods, there can be no assurance that such sales increases can be achieved in future periods. The Company's success is highly dependent on achieving technological advantages in its product design and manufacturing capabilities, as well as its ability to sell its products in a competitive marketplace that can be influenced by outside factors such as economic and regulatory conditions. Competition includes alternative technologies and duplication of the Company's technologies and could adversely affect the Company's selling prices and market share. Sales in any specific quarter also dependent on the Company being able to respond to customer demand with increasingly smaller lead times. The Company attempts to anticipate customer requirements with its planning systems, but there can be no assurances that demand occurring late in a quarter can be delivered in that same quarter.

GROSS PROFIT

   The current quarter gross margin and year-to-date gross margin were 35.0% and 35.1% respectively, down from 40.3% and 40.5% in the comparable periods of the prior year, respectively. The decrease was primarily due to decreased gross margins for the Company's low-power component products. Margins for these products decreased because the per-unit selling prices decreased, amid competitive pressures, more rapidly than per-unit manufacturing costs. Per-unit manufacturing costs continued to decrease due to improved production processes that increased yields and productivity. However, the trend toward lower per-unit manufacturing costs, which occurred in recent years, may not necessarily continue. If average selling prices were to decrease faster than per-unit manufacturing costs decrease, then the Company's gross profit margins would be adversely impacted. Gross margins for the Company's other products were relatively stable in comparison to the prior year in both the current quarter and current year-to-date periods.

   The Company has experienced a requirement by its customers for shorter lead times resulting in less accessibility to future customer order information. These events put pressure on the Company's manufacturing facilities to improve delivery lead time. Costs in the current quarter and year-to-date period included a significant amount of overtime and other costs needed to meet customer demand that occurred late in the quarter. The Company is attempting to improve its planning systems with the implementation of a new software system. However, there can be no assurance that in future periods the Company will be able to avoid significant overtime and other costs related to responding to customer requirements with greatly reduced lead times.

   The Company has in the past experienced sudden increases in demand which have put pressure on its manufacturing facilities to increase capacity to meet this demand. In addition, new products sometimes require different manufacturing processes than the Company currently possesses. The Company has devoted the bulk of its capital expenditures to increasing capacity and improving its manufacturing processes. The Company may not be able to continue to increase its manufacturing capacity and improve its manufacturing processes in a timely manner so as to take advantage of increased market demand. Failure to do this would result in a loss of potential sales in the periods impacted.

RESEARCH AND DEVELOPMENT

   Research and development expenses in the current quarter increased approximately $196,000, or 15%, over the comparable quarter of the prior year. Current year-to-date research and development expenses decreased 5% in
comparison to the comparable year-to-date period.   Increases in the current
quarter reflect the impact of over $300,000 in development costs for a new packaging process introduced in the quarter.

The year-to-date period fluctuation reflects prior year activity that included unusually large amounts of material usage expense incurred on several development projects, as well as outside testing costs incurred while developing a low cost sealing process. The Company expects that research and development expenses will increase in absolute dollars in future periods, although spending related to the introduction of the new packaging process is expected to decrease. Since research and development expenses increased faster than sales, such expenses increased to 11% of sales in the current quarter, compared to 10% of sales in the comparable quarter of the prior year.

SALES AND MARKETING

   Current quarter sales and marketing expenses decreased approximately $154,000, or 10%, from the prior comparable period and 9% on a year-to-date basis. This decrease reflects an effort to control costs and to lower program costs in relation to flat sales and as a result, sales and marketing expenses were 10% of sales in the current quarter, compared to 11% of sales in the comparable quarter of the prior year. The Company expects to incur higher sales and marketing expenses in absolute dollars in future periods as it continues to increase its contacts with customers.

GENERAL AND ADMINISTRATIVE

   General and administrative expenses for the current quarter decreased approximately $84,000, or 10%, from the prior comparable period and 6% in comparison to the comparable year-to-date period. Such decreases were primarily the result of controlling expenses during the quarter. Current year-to-date general and administrative expenses increased slightly in comparison with the comparable year-to-date period. The Company expects general and administrative expenses will increase in absolute dollars in future periods.

LITIGATION

   Litigation expense, which amounted to $580,000 in the comparable quarter of the prior year and $641,000 in the comparable year-to-date period, consisted of expenses related to the resolution of the legal matter with TimeKeeping Systems, Inc. Expenses included legal expenses, settlement costs and related travel.. There were no legal expenses related to the matter in the current year. The Company does not expect expenses with regard to this matter in future periods.

INCOME FROM OPERATIONS

   Income from operations was approximately $1,020,000, or 8% of sales in the current quarter, compared to approximately $1,137,000 or 9% of sales in the comparable quarter of the prior year. On a year-to-date basis, current year income from operations was 10% of sales, compared to 11% of sales for the comparable year-to-date period. The decrease in income from operations as a percent of sales is due to the previously discussed decrease in gross margin offset partially by overall decreases in operating expenses.

INCOME TAX EXPENSE

   The Company's income tax expense in the current quarter and current year-to-date period decreased slightly compared to the comparable periods of the prior year, reflecting a decrease in both income tax rates and income before taxes.

NET INCOME

   Net income decreased 13% to approximately $645,000 ($.11 per diluted common share) in the current quarter, compared to approximately $740,000 ($.12 per diluted common share) for the comparable quarter of the prior year. On a year-to-date basis, net income decreased 12% over the comparable year-to-date period.

LIQUIDITY AND CAPITAL RESOURCES

   The principal sources of liquidity at February 28, 1999, consisted of $5.8 million of cash and short-term investments and $5.0 million of unused credit facilities. These credit facilities include $2.0 million unused under a line of credit agreement with a commercial bank which expires December 31, 1999, and $3.0 million in an equipment-collateralized term lease facility with a commercial bank, available until October 22, 1999. The credit facilities contain restrictions and financial covenants relating to various financial ratios, including net worth, interest coverage and levels of debt compared to tangible net worth. As of February 28, 1999, the Company was in compliance with such restrictions and covenants.

   Net cash provided by operating activities was approximately $1.8 million and $2.3 million for the year-to-date periods of fiscal 1999 and 1998, respectively. The decrease in cash generated from operations was primarily due to an increase in cash used in operating working capital.

   Cash used in investing activities was approximately $3.5 million and $2.7 million for the year-to-date periods of fiscal 1999 and 1998, respectively, primarily as a result of capital expenditures. The Company expects to acquire a total of approximately $7 million to $10 million of capital equipment by the end of fiscal 1999, consisting primarily of equipment needed for its manufacturing facilities. Some of this equipment may be acquired under the equipment-collateralized operating lease facility.

   Net cash generated from financing activities was $2.2 million and $0.2 million for the current year-to-date periods of fiscal 1999 and 1998 respectively, primarily related to cash from borrowings on the line of credit and borrowings for capital equipment acquisitions.

   The Company believes that cash generated from operations, if any, banking facilities and the $5.8 million balance in cash and short-term investments will be sufficient to meet the Company's operating cash requirements through the rest of the fiscal year. To the extent that these sources of funds are insufficient to meet the Company's capital requirements, the Company may be required to raise additional funds. No assurance can be given that additional financing will be available or, if available, that it will be available on acceptable terms.

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

          For the Company's most significant IT systems, the inventory and remediation phases have been completed. The Company's core business information systems have been recently replaced by Glovia(TM) and Oracle(R) software, which are represented by providers to be Year 2000 compliant. The inventory of non-IT systems is complete. The remediation of remaining systems and testing for all systems is scheduled for completion by June 30, 1999.

          The Company currently has completed contingency plans to deal with some of the most likely worst case scenarios. The Company currently anticipates that it will complete contingency planning by June 30, 1999.

          The Company's suppliers (particularly sole-source and long lead time suppliers) and key customers may be adversely affected by their respective failures to address the Year 2000 issue. If the Company's suppliers are unable to provide goods or services, the Company's operations could be materially adversely effected. Key customers which encounter Year 2000 difficulties could fail to order or take delivery of the Company's products, or could fail to make or delay payments to the Company. Such failure or delay could have a material adverse effect on the Company's business and results of operations. While some of these risks are outside the control of the Company, the Company's Plan includes communications with suppliers and customers to ascertain the state of their Year 2000 compliance program. The questionnaire phase of this activity has been completed. Phone and on-site interviews of critical suppliers is in progress. Remediation activities and preparation of contingency plans related to suppliers and customers is scheduled for completion by June 30, 1999.

          The total cost of the purchase and implementation of the business information systems recently implemented is expected to be approximately $2 million, most of which has already been incurred. The remaining remediation costs for the other IT and non-IT systems is expected to be less than $100,000. Such costs will be funded either from operating cash flows or by utilizing existing Company credit facilities. Time spent by implementation team members is not included in the above estimates but are included in the Company's normal operating budget. The Year 2000 implementation program is not expected to cause material delays in non-Year 2000 related IT projects.

          The Company has determined that its products are not effected by calendar dating. Therefore, there is no known or anticipated Year 2000 impact on its product offering.

          The Company believes its Year 2000 Plan will significantly reduce the probability of significant interruptions of normal operations resulting from Year 2000 issues. However, the Company may not properly identify and assess all Year 2000 issues, or it may not remediate and test all its IT and non-IT systems
in a timely or adequate manner.   In addition, its key suppliers or customers
could experience Year 2000 problems. If any of these potential situations occur, the Company's contingency plans may not be adequate to protect the Company from the adverse effects of such problems. The worst case scenario resulting from Year 2000 issues would be a material adverse impact on the Company's results of operations, caused by an interruption in normal business operations, or an adverse impact on the Company's relationships with customers, suppliers or others.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY

Pursuant to the Annual Meeting of Stockholders held on January 27, 1999, of the stockholders of RF Monolithics, Inc. as of December 10, 1998, the following actions were taken:

1. The stockholders approved the election of directors for the ensuing year and until their successors are duly elected and have qualified. The action was approved by the following vote totals and percentages for each nominee of the Company's then outstanding stock:

          Sam L. Densmore:
           For                      4,294,069  74%
           Against                    187,907   3%

          Michael R. Bernique
           For                      4,297,688  74%
           Against                    184,288   3%

          Cornelius C. Bond, Jr.
           For                      4,298,265  74%
           Against                    183,711   3%

          Dean C. Campbell
           For                      4,299,415  74%
           Against                    182,561   3%

          Matthew J. Desch
           For                      4,298,465  74%
           Against                    183,511   3%

          Francis J. Hughes, Jr.
           For                      4,300,415  74%
           Against                    181,561   3%

2. The stockholders approved the Company's 1997 Equity Incentive Plan to increase the aggregate number of shares of Common Stock authorized for issuance under such plan by 200,000 shares. In accordance with Delaware law and the Company's by-laws, the action was approved by the following vote totals and percentages of the Company's then outstanding stock:

          For                 3,787,771      65%
          Against               668,352      11%
          Abstain                25,852       1%

3. The stockholders ratified the selection of Deloitte & Touche LLP as independent auditors of the Company for the fiscal year ending August 31, 1999. The action was approved by the following vote totals and percentages of the Company's then outstanding stock:

          For                 4,447,586           76%
          Against                12,149            0%
          Abstain                22,241            1%

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The Company hereby incorporates by reference all exhibits filed in connection with Form 10-K for the year ended August 31, 1998 and the Form 10-Q for the quarter ended November 30, 1998.

(b) The Company did not file any reports on Form 8-K during the quarter ended February 28, 1999.

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


                              RF MONOLITHICS, INC.


Dated: April 14, 1999         By: /s/  Sam L. Densmore
                                 ------------------------------------
                                   Sam L. Densmore
                                   CEO, President and Director


                                 /s/   James P. Farley
                                 ------------------------------------
                                   James P. Farley
                                   VP and Controller