Form 10-Q
period 1999-05-31
RF MONOLITHICS INC /DE/
filed 1999-07-15
CIK 922204

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                            _______________________

                                   FORM 10-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934


                  For the Quarterly Period Ended May 31, 1999


                          Commission File No. 0-24414


                             RF Monolithics, Inc.

             (Exact name of registrant as specified in its charter)


                              _________________

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

                          [X] Yes          [  ]  No

As of June 30, 1999, 5,867,512 shares of the Registrant's Common Stock, $.001 par value, were outstanding.

                             RF MONOLITHICS, INC.

                                   FORM 10-Q

                          QUARTER ENDED MAY 31, 1999

                               TABLE OF CONTENTS


   Item

  Number                                                                    Page
  ------                                                                    ----

                   PART I. CONDENSED FINANCIAL INFORMATION

      1.  Condensed Financial Statements:
           Condensed Balance Sheets
            May 31, 1999 (Unaudited), and August 31, 1998                      1

          Condensed Statements of Income - Unaudited
            Three Months Ended May 31, 1999 and 1998,
            and Nine Months Ended May 31, 1999 and 1998                        2

           Condensed Statements of Cash Flows - Unaudited
            Nine Months Ended May 31, 1999 and 1998                            3

           Notes to Condensed Financial Statements                             4

      2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                  6

                         PART II.   OTHER INFORMATION

      1.  Legal Proceedings                                                   14

      2.  Changes in Securities                                               14

      3.  Defaults Upon Senior Securities                                     14

      4.  Submission of Matters to a Vote of Security Holders                 14

      5.  Other Information                                                   14

      6.  Exhibits and Reports on Form 8-K                                    14

                                   SIGNATURES

                                             PART I.  CONDENSED FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

RF MONOLITHICS, INC.


CONDENSED BALANCE SHEETS
(In Thousands)
___________________________________________________________________________________________________________________________________

                                                                                     May 31,                 August 31,
ASSETS                                                                                1999                      1998

CURRENT ASSETS                                                                     (Unaudited)
   Cash and cash equivalents                                                            $   667                  $   199
   Short-term investments                                                                 4,789                    5,414
   Trade receivables - net                                                               11,419                   11,357
   Inventories                                                                           13,003                    8,514
   Prepaid expenses and other                                                               943                      976
   Deferred income tax benefits                                                             328                      635
                                                                                        -------                  -------
         Total current assets                                                            31,149                   27,095

PROPERTY AND EQUIPMENT - Net                                                             18,335                   17,129

OTHER ASSETS - Net                                                                          519                      566
                                                                                        -------                  -------
TOTAL                                                                                   $50,003                  $44,790
                                                                                        =======                  =======
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

   Current portion of long-term debt and line of credit                                 $ 5,520                  $ 2,699
   Accounts payable - trade                                                               4,128                    3,400
   Accounts payable - construction and equipment                                            999                      866
   Accrued expenses and other liabilities                                                 1,970                    2,405
   Income taxes payable                                                                     270                      439
                                                                                        -------                  -------
        Total current liabilities                                                        12,887                    9,809

LONG-TERM DEBT                                                                              193                      815

STOCKHOLDERS' EQUITY:

   Common stock: 5,842 and 5,696 shares issued and outstanding                                6                        6
   Additional paid -in capital                                                           27,774                   26,862
   Treasury Stock                                                                          (227)                      --
   Retained earnings                                                                      9,781                    7,353
   Unearned compensation                                                                   (455)                     (75)
   Accumulated other comprehensive income                                                    44                       20
                                                                                        -------                  -------
        Total stockholders' equity                                                       36,923                   34,166
                                                                                        -------                  -------
TOTAL                                                                                   $50,003                  $44,790
                                                                                        =======                  =======
See notes to condensed financial statements.

RF MONOLITHICS, INC.

CONDENSED STATEMENTS OF INCOME - UNAUDITED
(In Thousands, Except Per-Share Amounts)

______________________________________________________________________________________________________________________

                                                  Three Months Ended                        Nine Months Ended
                                                        May 31,                                  May 31,
                                                 1999                1998                 1999                 1998
SALES                                            $12,967             $14,595               $38,949             $40,691
COST OF SALES                                      8,263               8,708                25,117              24,231
                                                 -------             -------               -------             -------
GROSS PROFIT                                       4,704               5,887                13,832              16,460

OPERATING EXPENSES:
   Research and development                        1,155               1,276                 3,808               4,056
   Sales and marketing                             1,378               1,557                 3,996               4,427
   General and administrative                        785                 774                 2,175               2,260
   Litigation                                         --                  --                    --                 641
                                                 -------             -------               -------             -------
     Total operating expenses                      3,318               3,607                 9,979              11,384
                                                 -------             -------               -------             -------
INCOME FROM OPERATIONS                             1,386               2,280                 3,853               5,076

OTHER INCOME (EXPENSE):
   Interest income                                    55                  74                   176                 225
   Interest expense                                 (101)               (107)                 (269)               (245)
   Other income (expense)                             (3)                (10)                    7                  (1)
                                                 -------             -------               -------             -------
     Total                                           (49)                (43)                  (86)                (21)
                                                 -------             -------               -------             -------
INCOME BEFORE INCOME TAXES                         1,337               2,237                 3,767               5,055

INCOME TAX EXPENSE                                   475                 778                 1,337               1,823
                                                 -------             -------               -------             -------
NET INCOME                                       $   862             $ 1,459               $ 2,430             $ 3,232
                                                 =======             =======               =======             =======

EARNINGS PER SHARE:
   Basic                                           $0.15               $0.26                 $0.42               $0.58
                                                 =======             =======               =======             =======
   Diluted                                         $0.15               $0.24                 $0.41               $0.54
                                                 =======             =======               =======             =======
WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING:
   Basic                                           5,818               5,628                 5,757               5,578
                                                 =======             =======               =======             =======
   Diluted                                         5,894               5,979                 5,907               6,011
                                                 =======             =======               =======             =======

See notes to condensed financial statements.

RF MONOLITHICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS - UNAUDITED
(In Thousands, Except Per-Share Amounts)
______________________________________________________________________________________________________________

                                                                                   Nine Months Ended
                                                                                        May 31,
                                                                               1999                     1998
OPERATING ACTIVITIES:
   Net income                                                                $ 2,430                   $ 3,232
   Noncash items included in net income:
      Deferred taxes                                                             307                       629
      Depreciation and amortization                                            3,114                     2,749
      Provision for doubtful accounts                                             95                        83
      Other                                                                       53                        49
   Cash from (used in) operating working capital:
      Trade receivables                                                         (157)                     (923)
      Inventories                                                             (4,489)                   (2,217)
      Prepaid expenses and other                                                  33                       (64)
      Accounts payable - trade                                                   728                     1,204
      Accrued expenses and other liabilities                                    (435)                       89
      Income taxes payable                                                      (169)                      (94)
                                                                             -------                   -------
            Net cash from operations                                           1,510                     4,737

INVESTING ACTIVITIES:
   Increase in short-term investments                                         (4,458)                   (4,069)
   Decrease in short-term investments                                          5,107                     3,889
   Acquisition of property and equipment                                      (4,208)                   (5,650)
   Decrease (increase) in other assets                                           (12)                       41
                                                                             -------                   -------
            Net cash used in investing activities                             (3,571)                   (5,789)

FINANCING ACTIVITIES:
   Borrowings on notes payable and line of credit                              3,000                     1,500
   Repayments of notes payable and line of credit                               (375)                     (375)
   Repayments of capital leases                                                 (479)                     (453)
   Borrowings of accounts payable - construction and equipment                   133                       724
   Common stock issued for options exercised                                     204                       232
   Common stock issued under the Purchase Plan                                   273                       500
   Common stock acquired under the Repurchase Program                           (227)                       --
                                                                             -------                   -------
            Net cash from financing activities                                 2,529                     2,128
                                                                             -------                   -------

INCREASE IN CASH AND CASH EQUIVALENTS                                            468                     1,076

CASH AND CASH EQUIVALENTS:
   Beginning of period                                                           199                       482
                                                                             -------                   -------
   End of period                                                             $   667                   $ 1,558
                                                                             =======                   =======
SUPPLEMENTAL INFORMATION:
   Interest paid                                                             $   284                   $   229
                                                                             =======                   =======
   Income taxes paid                                                         $ 1,178                   $ 1,168
                                                                             =======                   =======
   Property and equipment acquisitions by debt                               $    53                   $    37
                                                                             =======                   =======
See notes to condensed financial statements.

RF MONOLITHICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1. INTERIM FINANCIAL STATEMENTS

The accompanying condensed financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, that in the opinion of the management of RF Monolithics, Inc. (the "Company" or "RFM") are necessary for a fair presentation of the Company's financial position as of May 31, 1999, the results of operations for the three and nine months ended May 31, 1999 and 1998, and cash flows for the nine months ended May 31, 1999 and 1998. These unaudited interim condensed financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended August 31, 1998, filed with the Securities and Exchange Commission.

Operating results for the nine months ended May 31, 1999, are not necessarily indicative of the results to be achieved for the full fiscal year ending August 31, 1999.

2. INVENTORIES

Inventories consist of the following (in thousands):

                                              May 31,          August 31,
                                              1999               1998
     Raw materials and supplies               $ 5,988            $4,677
     Work in process                            4,685             2,139
     Finished goods                             2,330             1,698
                                              -------            ------
     Total                                    $13,003            $8,514
                                              =======            ======


3.     PROPERTY AND EQUIPMENT


Property and equipment includes construction in progress of $5,557,000 at May 31, 1999, and $3,941,000 at August 31, 1998, which is composed of equipment and other assets not yet placed in service primarily related to increasing the capacity of the Company's manufacturing facilities.

4. CREDIT FACILITIES

In July 1999, the Company utilized approximately $1.0 million of an equipment-collateralized lease facility. This initial utilization will be recorded as an operating lease and leaves approximately $2.0 million available under this facility with a commercial bank, to be advanced in stages prior to October 22, 1999. Additionally, in July 1999, the Company obtained an extension of the Line of Credit until December 2001 and an increase of credit to $7.5 million. Currently, there is $4.5 million outstanding on this line.

5. EARNINGS PER SHARE

Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE, requires a reconciliation of both the numerator and denominator of the earnings per share calculations. There are no adjustments to net earnings to arrive at income for either per share calculation.

Reconciliation of share amounts is as follows (in thousands):

                                                    Three months ended                Nine months ended
                                                          May 31,                          May 31,
                                             ----------------------------       ----------------------------


                                                   1999              1998            1999            1998
Shares outstanding for basic
   earnings per share                             5,818             5,628           5,757           5,578
Effect of dilutive stock options                     76               351             150             433
                                                  -----             -----           -----           -----
Shares outstanding for diluted
   earnings per share                             5,894             5,979           5,907           6,011
                                                  =====             =====           =====           =====


6. CAPITAL STOCK

In March 1999, the Company began a program to repurchase stock on the open market. A total of 36,000 shares of common stock have been purchased at an average cost of $6.31. The shares are accounted for using the treasury stock method.

In April 1999, the Board of Directors of the Company (the Board) approved and established the 1999 Equity Incentive Plan. The plan allows the granting of non-qualified options to purchase 200,000 shares of stock in the Company to non-officer employees and consultants at the fair market value. Under this plan, the Board approved options to purchase 127,000 shares to be granted to non-officer employees at an exercise price of $6.0625, which was the market value on the date of grant. These options will vest over a four-year period.

In April 1999, the Board approved the grant of 73,700 shares of restricted stock in accordance with the 1997 Equity Incentive Plan, which vest over a 4 year period and resulted in $447,000 in deferred compensation. The Board approved the grant of incentive stock options to purchase 107,500 shares of stock in accordance with the 1997 Equity Incentive Plan at an exercise price of $6.0625, which was the market value on the date of grant. The options granted vest over a 4 year period and leave approximately 120,000 shares available for future grants under this plan.

7. LITIGATION EXPENSE

Litigation expense, which amounted to $641,000 in the prior year-to-date period, consists of expenses related to the resolution of the legal matter with TimeKeeping Systems, Inc. Expenses include legal expenses, settlement costs and related travel. There were no legal expenses related to the matter in the current year.

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


                                                           Nine Months Ended            Nine Months Ended
                                                             MAY 31, 1999                  May 31, 1999
                                                             ------------                 -------------
Net income, as reported                                           $862                        $1,530
Current period change in unrealized gain on
     short-term investments                                         --                            24
                                                                  ----                        ------
Comprehensive Income                                              $862                        $2,454
                                                                  ====                        ======

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

General

       RFM offers products in four product areas: Low-power components, low power Virtual Wire(R) radio systems, frequency control modules and filters. The Company sells to original equipment manufacturers in automotive, computer, consumer, industrial and telecommunications market segments worldwide.

       The Company received certification of ISO9001 and QS9000 registration in the second quarter of this fiscal year. ISO9001 and QS9000 registration has been adopted worldwide as the standard for quality and assures a fundamental quality system is in place. The Company believes the registration is recognized around the world as a key element to do business in a global marketplace. Achieving ISO9001 certification and QS9000 registration is integral to the Company's strategy for continuous improvement and excellence, and reflects our commitment to customer satisfaction.

       Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section and in the Company's Form 10-K for the year ended August 31, 1998.

Results of Operations

       The following discussion relates to the financial statements of the Company for the three and nine month periods ended May 31, 1999 (current quarter and current year-to-date period), of the fiscal year ending August 31, 1999, in comparison to the three and nine month periods ended May 31, 1998 (comparable quarter of the prior year and comparable year-to-date period). In addition, certain comparisons with the three month period ended February 28, 1999 (previous quarter), are provided where management believes it is useful to the understanding of trends.

       The selected financial data for the periods presented may not be indicative of the Company's future financial condition or results of operations.

       The following table sets forth, for the three and nine month periods ended May 31, 1999 and 1998, (i) the percentage relationship of certain items from the Company's statements of income to sales and (ii) the percentage change in these items between the current periods and the comparable periods of the prior year:

                                                   Percentage of Total Sales                      Percentage Change From
                                                   -------------------------                      ----------------------
                                             Three Months              Nine Months           Three Months        Nine Months
                                            Ended May 31,             Ended May 31,         Ended May 31,       Ended May 31,
                                       ------------------------  -----------------------  ------------------  ------------------
                                          1999         1998         1999         1998        1998 to 1999        1998 to 1999
                                       -----------  -----------  -----------  ----------  ------------------  ------------------
Sales                                         100  %       100  %       100  %      100  %         (11)  %            (4)  %
Cost of sales                                  64           60           64          60             (5)                 4
                                             ----         ----         ----        ----           -----             -----
   Gross profit                                36           40           36          40            (20)              (16)
                                             ----         ----         ----        ----           -----             -----
Research and development                        9            9           10          10            (10)               (6)
Sales and marketing                            11           11           10          11            (12)              (10)
General and administrative                      6            5            6           5               1               (4)
Litigation                                     --           --           --           2              --             (100)
                                             ----         ----         ----        ----           -----             -----
   Total operating expenses                    26           25           26          28             (8)              (12)
                                             ----         ----         ----        ----           -----             -----
   Income from operations                      10           15           10          12            (39)              (24)
Other income (expense), net                    --           --           --          --              14               310
                                             ----         ----         ----        ----           -----             -----
   Income before income taxes                  10           15           10          12            (40)              (26)
Income tax expense                              3            5            4           4            (39)              (27)
                                             ----         ----         ----        ----           -----             -----
   Net income                                   7   %       10   %        6   %       8   %        (41)   %          (25)   %
                                             ====         ====         ====        ====           =====             =====


Sales
       The following table sets forth the components of the Company's sales and the percentage relationship of the components to sales by product area for the periods ended as indicated (in thousands, except percentage data):

                                           Amounts                               % of Total
                                           -------                               ----------
                               Three Months        Nine Months         Three Months      Nine Months
                              Ended May 31,       Ended May 31,        Ended May 31,    Ended May 31,
                            ------------------  ------------------    ---------------  ---------------
                              1999      1998      1999      1998        1999    1998    1999     1998
                            --------  --------  --------  --------    --------  -----  -------  ------
Low power components         $ 9,116   $10,702   $27,470   $29,164         70 %   73 %     71 %    72 %
Low power Virtual Wire (R)
   radio systems               2,129       791     4,688     2,169         16      6       12       5
Frequency control modules        875     1,238     3,047     2,951          7      8        8       7
Filters                          791     1,766     3,624     6,113          6     12        9      15
Technology development            56        98       120       294          1      1       --       1
                             -------   -------   -------   -------       ----   ----     ----    ----
   Sales                     $12,967   $14,595   $38,949   $40,691        100 %  100 %    100 %   100 %
                             =======   =======   =======   =======       ====   ====     ====    ====


       Sales were down 11% from the current quarter over the comparable quarter of the prior year and 1% from the previous quarter. Current year-to-date period sales decreased 4% from the comparable year-to-date period. The change in sales in the current quarter over comparable quarter of the prior year was primarily the result of a decrease in prices in low-power components while the number of units shipped remained constant.

       Due to pricing pressure in the low-power component line, as well as delay in receipt of raw material components from suppliers for the new transceiver product, the Company anticipates flat to modest sales growth for the final quarter of fiscal 1999.

       Sales of low-power component product units decreased 2% and average unit selling prices decreased 14%, resulting in a 15% decline in sales when compared to the comparable quarter of the prior year. The low-power component product line experienced a decline in the average per unit selling price of approximately 4% in the current quarter compared to the previous quarter's sales. The low-power component market is very competitive and has in recent years experienced severe product price erosion. The Company expects this price erosion may continue for some time. This trend may result in decreased sales for low-power components in future periods, despite increases in the number of units sold. In response to this ongoing trend, the Company is continuing efforts to drive costs of manufacturing down. The Company is also developing new technology products and product families in order to expand and diversify sales applications and our customer base. However, the Company cannot make assurances that these cost reduction efforts and new product development activities will be effective on a timely basis and offset the impact further declines in average selling prices on gross margins and operating results.

       Virtual Wire(R) short-range radio device systems sales increased 169% in comparison to the comparable quarter of the prior year. This was primarily attributable to an increased number of units sold for those products, offset by a decrease in average selling price as the Company has started to sell these products in higher volume applications that require lower selling prices. The Company has devoted significant capital and technical, sales and marketing resources to the Virtual Wire(R) short-range radio device systems products. The latest product offering in this product family is the transceiver module, which is a fully integrated short-range radio device module. The transceiver module offers robust operation, small size, low-power consumption and low costs for short-range wireless data applications. The transceiver was introduced in the fiscal second quarter. The Company believes these types of products provide an opportunity to exploit its proprietary technology and pursue its strategy of focusing on value-added products. The Company is assisting a number of customers in incorporating these products into a wide variety of new applications. The timing of when any sales resulting from such new applications reach the production phase is dependent upon the timing of both the customers' product development cycles and their product introduction cycles. It is uncertain if the Company's vendors for these products will be able to deliver enough components to meet potential customer requirements for the fourth quarter of fiscal 1999. If these vendors fail to satisfy the Company's requirements on a timely basis and at competitive prices the Company could suffer manufacturing delays, a possible loss in sales or higher than anticipated costs of manufacturing, which would affect operating results adversely. As a result, it is difficult to predict when, or if, these new products will make a significant contribution to the Company's sales.

       Sales of filter products decreased 55% in the current quarter and 41% in the current year-to-date period when compared to the comparable periods of the prior year, respectively. The decrease in the current quarter in comparison to the comparable quarter of the prior year is due to a reduction in shipments to a European customer which reduced its requirements while realigning its manufacturing operations. The decrease in year-to-date filter sales in comparison to last year results from the elimination of sales to a single wireless LAN customer of approximately $1.8 million. The Company believes this customer was impacted by economic conditions in Asia and ceased production at the end of the second quarter of the Company's 1998 fiscal year. The Company has devoted significant resources to developing and supporting the growth of its filter products. The product development and introduction cycle for filter products takes between six to eighteen months to complete. As a result, it is difficult to predict when, or if, this strategy to focus on filter products will make a significant contribution to the Company's sales.

       International sales (primarily in Europe and Asia) were approximately 53% of the Company's sales during the current quarter and 58% in the comparable quarter of the prior year. International sales were approximately 54% and 56% of sales during the current year-to-date period and the comparable year-to-date period, respectively. Sales to customers in Asia were 16% of total sales in the current quarter, compared to 13% in the comparable quarter of the prior year and 11% in the previous quarter. There can be no assurance that economic conditions in Asia will not result in reductions in sales either directly to customers in Asia or to customers in North American or Europe who may have end customers in Asia.

       The Company considers all product sales with a billing address and a delivery destination in North America to be domestic sales. All other sales are considered international. These sales are denominated primarily in U.S. currency. The Company intends to continue its focus on international sales in the future and expects that international sales will continue to represent a significant portion of its business. This focus on international sales may not be achieved. Even if achieved, the Company's international sales are highly sensitive to fluctuations in such markets. There can be no assurance that these sales will continue as there are inherent risks in the Company's international business activities, which include unexpected changes in regulatory requirements, tariffs and other trade barriers, additional costs associated with marketing and delivering products into foreign countries, the impact of fluctuations in foreign exchange rates and longer accounts receivable cycles.

       The Company's top five customers accounted for approximately 28% of the Company's sales in the current quarter, 28% in the comparable quarter of the prior year and 29% in the previous quarter. The relative portion of the revenues to the Company's top five customers from the comparable quarter of the prior year to the current quarter was consistent in total, but included a change in customers from a European filter customer, discussed above, to a domestic distribution customer. The remaining customers are similar in nature to those represented in the prior year.

       While the Company has achieved sales increases in prior periods, there can be no assurance that such sales increases can be achieved in future periods. The Company's success is highly dependent on achieving technological advantages in its product design and manufacturing capabilities, as well as its ability to sell its products in a competitive marketplace that can be influenced by external factors such as economic and regulatory conditions. Competition includes alternative technologies and duplication of the Company's technologies and could adversely affect the Company's selling prices and market share. Sales in any specific quarter are also dependent on the Company being able to respond to customer demand with increasingly shorter lead times. The Company attempts to anticipate customer requirements with its planning and sales forecasting systems, but there can be no assurances that demand occurring late in a quarter can be delivered in that same quarter.

Gross Profit

       The current quarter gross margin and year-to-date gross margin were 36.3% and 35.5% respectively, down from 40.3% and 40.5% in the comparable periods of the prior year, respectively. The decrease was primarily due to decreased gross margins for the Company's low-power component products. Margins for these products decreased because the per-unit selling prices decreased, amid competitive pressures, more rapidly than per-unit manufacturing costs. Per-unit manufacturing costs continued to decrease due to improved production processes that increased yields and productivity. However, the trend toward lower per-unit manufacturing costs, which occurred in recent years, may not continue. Moreover, if average selling prices decrease faster than per-unit manufacturing costs decrease, then the Company's gross profit margins would be adversely impacted. Gross margins for the Company's other products were relatively stable in comparison to the prior year in both the current quarter and current year-to-date periods, with improvements in the low-power Virtual Wire(R) radio systems margins resulting from increased volumes and lower manufacturing costs per unit.

       The Company has experienced a requirement by its customers for shorter lead times resulting in less accessibility to future customer order information. These events put pressure on the Company's manufacturing facilities to improve delivery lead-time and the need to stock more inventory. Costs in the current quarter and year-to-date period included a significant amount of overtime and other costs needed to meet customer demand that occurred late in the quarter. The Company is attempting to improve its planning and sales forecasting systems with the implementation of a new software system. However, there can be no assurance that in future periods the Company will be able to avoid significant overtime and other costs related to responding to customer requirements with greatly reduced lead times.

       The Company has in the past experienced sudden increases in demand, which have put pressure on its manufacturing facilities to increase capacity to meet this demand. In addition, new products sometimes require different manufacturing processes than the Company currently possesses. The Company has devoted the majority of its capital expenditures to increasing capacity and improving its manufacturing processes. The Company may not be able to continue to increase its manufacturing capacity and improve its manufacturing processes in a timely manner in order to take advantage of increased market demand. Failure to do this would result in a loss of potential sales in the periods impacted.

Research and Development

       Research and development expenses in the current quarter decreased approximately $121,000, or 10%, over the comparable quarter of the prior year. Current year-to-date research and development expenses decreased 6% in
comparison to the comparable year-to-date period.   Decreases in the current
quarter reflect cost control activities conducted to reduce the profit impact of lower overall sales.

       The year-to-date period fluctuation in research and development expenses reflects prior year activity that included unusually large amounts of material usage expense incurred on several development projects, as well as outside testing costs incurred while developing a low cost sealing process. The Company expects that research and development expenses will increase in absolute dollars in future periods, although spending related to the introduction of the new packaging process is expected to decrease. Since research and development expenses decreased at a similar rate as sales, such expenses remained at 9% of sales in the current quarter, when compared to the comparable quarter of the prior year.

Sales and Marketing

       Current quarter sales and marketing expenses decreased approximately $179,000, or 12%, from the comparable quarter of the prior year and 10% on a year-to-date basis. This decrease reflects reduced commissions on flat sales and an effort to control costs and to lower program costs in relation to flat sales. As a result, sales and marketing expenses were 11% of sales in the current quarter and in the comparable quarter of the prior year. The Company expects to incur higher sales and marketing expenses in absolute dollars in future periods as it continues to increase its contacts with customers.

General and Administrative

       General and administrative expenses for the current quarter increased approximately $11,000, or 1%, from the comparable quarter of the prior year and 4% in comparison to the comparable year-to-date period. The Company expects general and administrative expenses will increase in absolute dollars in future periods.

Litigation

       There was no litigation expense for the current quarter or current year to date period, compared to litigation expense of $641,000 in the comparable year-to-date period, which consisted of expenses related to the resolution of the legal matter with TimeKeeping Systems, Inc. Expenses included legal expenses, settlement costs and related travel. There were no legal expenses related to the matter in the current year. The Company does not expect expenses with regard to this matter in future periods.

Income from Operations

       Income from operations was approximately $1,386,000, or 11% of sales in the current quarter, compared to approximately $2,280,000 or 15% of sales in the comparable quarter of the prior year. On a year-to-date basis, current year income from operations was 10% of sales, compared to 12% of sales for the comparable year-to-date period. The decrease in income from operations as a percent of sales is due to the previously discussed decrease in gross margin offset partially by overall decreases in operating expenses.

Income Tax Expense

       The Company's income tax expense in the current quarter and current year-to-date period decreased slightly compared to the comparable periods of the prior year, reflecting a decrease in income before taxes.

Net Income

       Net income decreased 41% to approximately $862,000 ($.15 per diluted common share) in the current quarter, compared to approximately $1,459,000 ($.24 per diluted common share) for the comparable quarter of the prior year. On a year-to-date basis, net income decreased 25% from the comparable year-to-date period.

Liquidity and Capital Resources

       The principal sources of liquidity at May 31, 1999, consisted of $5.5 million of cash and short-term investments and $3.5 million of unused credit facilities. These credit facilities include $500,000 unused under a line of credit agreement with a commercial bank which expires December 31, 1999, and $3.0 million in an equipment-collateralized term lease facility with a commercial bank, available until October 22, 1999. The credit facilities contain restrictions and financial covenants relating to various financial ratios, including net worth, interest coverage and levels of debt compared to tangible net worth. As of May 31, 1999, the Company was in compliance with such restrictions and covenants. Subsequent to May 31, 1999, the Company obtained an extension of the Line of Credit until December 2001 and an increase of credit to $7.5 million. Currently, there is $4.5 million outstanding on this line.

       Net cash provided by operating activities was approximately $1.5 million and $4.7 million for the year-to-date periods of fiscal 1999 and 1998, respectively. The decrease in cash generated from operations was primarily due to an increase in cash used for inventory. Inventories increased to support shorter lead times and an increase in demand late in the quarter for short-range Virtual Wire(R) radio products. The largest area of increase was in work-in-process inventory, as the Company's factories began to respond to this demand.

       Cash used in investing activities was approximately $3.6 million and $5.8 million for the year-to-date periods of fiscal 1999 and 1998, respectively, primarily as a result of capital expenditures. The Company expects to acquire a total of approximately $9 million to $11 million of capital equipment by the end of fiscal 1999, consisting primarily of equipment needed for its manufacturing facilities. Some of this equipment may be acquired under the equipment-collateralized operating lease facility with a commercial bank.

       Net cash generated from financing activities was $2.5 million and $2.1 million for the current year-to-date periods of fiscal 1999 and 1998, respectively, primarily related to cash from borrowings on the line of credit and borrowings for capital equipment acquisitions.

       The Company believes that cash generated from operations, if any, banking facilities and the $5.5 million balance in cash and short-term investments will be sufficient to meet the Company's operating cash requirements through the rest of the calendar year. To the extent that these sources of funds are insufficient to meet the Company's capital requirements, the Company may be required to raise additional funds. No assurance can be given that additional financing will be available or, if available, that it will be available on acceptable terms.

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

       The Company has formed a team to evaluate and deal with the impact of the Year 2000 issue. It has developed a plan (the "Plan") for the Company to become Year 2000 compliant in a timely manner. The Plan covers both systems such as networked computers and software that are commonly called information technology ("IT") systems and those such as embedded technology in manufacturing equipment ("non-IT") systems. The Plan also covers Year 2000 readiness of customers and vendors.

       The Company's Plan consists of five phases.  The first phase is Year
2000 awareness and project planning. The second is the inventory of systems and prioritization of potential problems. The third phase is initial contingency planning and testing of prioritized material items for assessment of Year 2000 compliance. The fourth phase is the remediation of any noted problems. The fifth phase is the refinement of contingency plans.

       For IT systems, the Company's core business information systems were replaced on September 1, 1998 by Glovia(TM) and Oracle(R) software, which are
represented by providers and tested by RFM to be Year 2000 compliant.   Other
material IT systems were remediated as of June 30, 1999. For non-IT systems, remediation was also completed as of June 30, 1999.

       The Company's suppliers (particularly sole-source and long lead-time suppliers) and key customers may be adversely affected by their respective failures to address the Year 2000 issue. If the Company's suppliers are unable to provide goods or services, the Company's operations could be materially adversely effected. Key customers which encounter Year 2000 difficulties could fail to order or take delivery of the Company's products, or could fail to make or delay payments to the Company. Such failure or delay could have a material adverse effect on the Company's business and results of operations. While some of these risks are outside the control of the Company, the Company's Plan includes communications with suppliers and customers to ascertain the state of their Year 2000 compliance program. The questionnaire phase of this activity has been completed, and phone and on-site interviews of critical suppliers has also been completed. Remediation through second source identification of
suppliers and business forecasting for customers is complete.   Preparation and
refinement of contingency plans related to suppliers and customers will continue through the second half of calendar 1999.

       As of June 30, 1999, phases one through four of the Company's Year 2000 Project have been completed as planned; Phase I-Awareness Project Planning, Phase II-Inventory and Prioritization, Phase III-Initial Contingency Planning and Testing and Phase IV-Remediation.

       The Company currently has completed initial contingency plans to deal with some of the most likely worst case scenarios. The Company currently anticipates that it will refine and complete Phase V-Contingency Planning during the second half of calendar 1999.

       The total cost of the purchase and implementation of Year 2000 Remediation solutions is approximately $2 million, which has already been incurred. Time spent by implementation team members is included in the Company's normal operating budget. The Year 2000 implementation program has not caused material delays in non-Year 2000 related IT projects.

       The Company has determined that its products are not affected by calendar dating. Therefore, there is no known or anticipated Year 2000 impact on its product offering.

       The Company believes its Year 2000 Plan will reduce the probability of significant interruptions of normal operations resulting from Year 2000 issues. However, the Company may not have properly identified and assessed all Year 2000 issues. In addition, its key suppliers or customers could experience Year 2000 problems. If any of these potential situations occur, the Company's contingency plans may not be adequate to protect the Company from the adverse effects of such problems. The worst case scenario resulting from Year 2000 issues would be a material adverse impact on the Company's results of operations, caused by an interruption in normal business operations, or an adverse impact on the Company's relationships with customers, suppliers or others.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  CHANGES IN SECURITIES

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The Company hereby incorporates by reference all exhibits filed in connection with Form 10-K for the year ended August 31, 1998 and the Forms 10-Q for the quarters ended November 30, 1998 and February 28, 1999.

(b) The Company did not file any reports on Form 8-K during the quarter ended May 31, 1999.

(c)  Exhibit Number                   Description
     --------------                   -----------

     10.25            Form of Restricted Stock Bonus Agreement
     10.26            1999 Equity Incentive Plan
     10.27            Form of Notice of Grant of Stock Options and Grant
                      Agreement

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


                                     RF MONOLITHICS, INC.


Dated: July 14, 1999                 By:     /s/ Sam L. Densmore
                                           ------------------------------
                                           Sam L. Densmore
                                           CEO, President and Director

                                             /s/ James P. Farley
                                           ------------------------------
                                           James P. Farley
                                           VP and Controller