Form 10-K405
period 1999-08-31
RF MONOLITHICS INC /DE/
filed 1999-11-30
CIK 922204

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

                   For the fiscal year ended August 31, 1999

                          Commission File No. 0-24414

                             RF Monolithics, Inc.
            (Exact name of Registrant as specified in its charter)

              ___________________________________________________


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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___
                                        ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of November 15, 1999, was $38,940,874. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock of the Company have been excluded because such persons may be deemed to be affiliates.

The number of shares outstanding of the Registrant's Common Stock was 5,892,811 as of November 15, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE

Registrant's Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the 1999 Annual Meeting is incorporated herein by reference into Part III of this Report.

                             RF MONOLITHICS, INC.

                                   FORM 10-K
                          YEAR ENDED AUGUST 31, 1999


                               Table of Contents

Item
Number                                                                      Page
------                                                                      ----
                                    PART I.

1.  Business................................................................   2

2.  Facilities..............................................................  10

3.  Legal Proceedings.......................................................  11

4.  Submission of Matters to a Vote of Security Holders.....................  11

                                   PART II.

5.  Market for Registrant's Common Stock and Related Stockholder Matters....  11

6.  Selected Financial Data.................................................  12

7.  Management's Discussion and Analysis of Financial Condition
    And Results of Operations...............................................  13

8.  Financial Statements and Supplementary Data.............................  21

9.  Changes in and Disagreements With Accountants on Accounting and
    Financial Disclosure..  21

                                   PART III.

10. Directors and Executive Officers of the Registrant......................  21
11. Executive Compensation..................................................  21
12. Security Ownership of Certain Beneficial Owners and Management..........  21
13. Certain Relationships and Related Transactions..........................  22

                                   PART IV.

14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.........  22

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

ITEM 1.   BUSINESS

     RF Monolithics, Inc. ("RFM" or the "Company") designs, develops, manufactures and markets a broad range of radio frequency ("RF") component and module products in four areas: low-power components, low-power Virtual Wire(R) short-range radio systems, frequency control modules and filters. The Company's products are based on surface acoustic wave ("SAW") technology and are manufactured as discrete devices to perform specific functions and as integrated modules to meet system performance requirements. The Company believes that its SAW-based products, coupled with its RF design and manufacturing expertise, offer electronics manufacturers certain fundamental advantages over alternative technologies. As electronic applications ranging from automotive remote keyless entry ("RKE") to digital cellular phones to computers migrate to higher operating frequencies with tighter tolerances and more stringent performance specifications, demand for RF modules and SAW discrete components is expected to increase.

     The Company focuses its product development in the frequency range of 200 megahertz ("MHz") to 2,400 MHz and above. The Company markets its line of more than 500 resonators, filters, clocks, oscillators, transmitters and receivers to original equipment manufacturers ("OEMs") world-wide, including Code-Alarm, Inc., Delco Electronics, Linear Corporation, Nokia Telecommunications, Nortel (Northern Telecom, Inc.), Siemens AG, and Silicon Graphics, Inc. The Company is also strengthening its global sales and distribution network.

Background

     The Company believes that a significant market opportunity for more widespread adoption of SAW technology is emerging. As electronic applications increase in data speed and frequency, there will be an increasing demand for improved performance and functionality, greater precision, reduced size, lower power consumption and greater reliability. The Company believes that these dynamics are creating frequency control opportunities that are not effectively addressed by traditional RF approaches.

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

Markets and Applications

     The Company focuses on specific market opportunities where the Company believes that its SAW technology solutions coupled with its RF design expertise address current and emerging market and application requirements. The Company offers products in four areas: low-power components, low-power

Virtual Wire(R) short-range radio systems, frequency control modules and filters. These products are incorporated into application designs in the five primary markets: automotive, computer, consumer, industrial and telecommunications.

Automotive

     The automotive industry utilizes SAW-based components in transmitter and receiver designs for remote keyless entry (RKE) applications. Emerging applications utilizing transmitter and receiver functions include the run flat tire, tire pressure monitoring and immobilized theft-deterrent systems. Automotive electronic applications continue to grow with the unending drive toward smaller size, reduced cost and improved system performance as evidenced by some of the emerging multiplexing design schemes. These market requirements are met by the Company's low-power components and low-power Virtual Wire(R) short-range radio system modules. This market is subject to severe price competition.

Computer

     The operating speed of computer network products is increasing in order to provide more widespread, faster access to and manipulation of multimedia information and the more rapid design and analysis of electronics, structural and industrial systems. Frequency control modules, primarily clocks, are applied in computer systems to provide a precise, stable frequency control source. The design and deployment of wireless local area computer and data link networks is generating increased demand in SAW filters.

Consumer

     Consumer market applications encompass a wide range of electronic designs. Those utilizing SAW-based devices include the cable television industry, wireless headphones and loudspeakers, wireless door chimes, electronic games and home automation applications. These consumer electronic applications may incorporate low-power components, low-power Virtual Wire(R) short-range radio system modules and filters.

Industrial

     The industrial market includes applications such as security systems, RF ID tags, meter reading and bar code reading devices, medical systems and custom data link equipment. Low-power components, low-power Virtual Wire(R) short-range radio system modules and filters may all be designed into industrial applications.

Telecommunications

     The Company believes that a number of dynamics within the telecommunications market are opening new applications for SAW technology. The deployment of digital cellular telephone systems, such as European Global System for Mobile Communications (GSM) and Code Division Multiple Access (CDMA), has been initiated worldwide. The digital modulation requires SAW filters that minimize distortion and conform to international cellular telephony standards. The Company believes that markets for such products are expanding rapidly. In addition, high-speed Synchronous Optical Networks ("SONET") performance is enhanced with the incorporation of SAW-stabilized oscillators.

Products

     The Company's products are organized into four primary product families: low-power components, low-power Virtual Wire(R) short-range radio system modules, frequency control modules and filters.

Low-Power Components:

     Resonators. The Company's resonators are used in low-power wireless transmitter and receiver applications, including automotive remote keyless entry systems and related products. The Company manufactures SAW resonators in volume, and they are supplied in both three-lead metal packages ("TO-39") and leadless surface mount ("SMT") packages. The market for low-power resonators is intensely competitive and has been characterized by price erosion, rapid technological change and product obsolescence. As a result, the Company has experienced increasing price competition for these products.

     Coupled-Resonator Filters. The Company's coupled-resonator filters are resonator structures which are optimized for digital communications IF Intermediate Frequency filter designs used in air-to-ground telephone systems, 915 MHz cordless telephones and hybrid receiver applications. Coupled-resonator filters are well suited for certain frequency stabilization applications, such as the frequency control clock modules, and as input filters for the hybrid receiver modules and output filters for the hybrid transmitter modules manufactured by the Company. In fiscal 1999, the Company introduced a new line of coupled resonators in surface mount packages.

Low-Power Virtual Wire(R) Short-Range Radio System Modules:

     The Company's family of hybrid transmitter (HX), receiver (RX) and transceiver (TR) modules are the primary products included in low-power Virtual Wire(R) short-range radio operations. During fiscal 1999, the Company introduced the Transceiver module based on its patented Amplifier Sequenced Hybrid ("ASH") technology. The module offers two-way data communication in a single small module with performance identical to the separate HX and RX (hybrid receiver) modules at lower total cost.

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

     The Virtual Wire(R) short-range radio system modules product offerings also include complete transceiver design and development kits that allow the system designer, who has minimal RF experience, the ability to apply wireless, two-way data transfer to emerging applications. The application market for Virtual Wire(R) short-range radio module devices includes remote barcode data entry, remote meter reading and wireless thermostats. The Company believes that markets for wireless products are continue to expand.

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

Filters:

     The Company designs and manufactures four types of SAW filters: low-loss transversal, precision transversal, proximity-coupled and coupled-resonator. (See above discussion of coupled-resonator filter in Low-Power Components). The Company has devoted a considerable amount of its resources to increase the number of filter products.

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

Manufacturing:

     The manufacturing of the Company's products is a highly complex and precise process that is sensitive to a wide variety of factors, including the level of contaminants in the manufacturing environment, impurities in the materials used and the performance of manufacturing personnel and production equipment. Until the devices are enclosed or sealed within their final package, they are subject to contamination. Because of this, almost all operations prior to enclosure welding or sealing are performed in controlled environments such as clean-room environments. The Company has experienced product shipment delays and lower-than-expected production yields. The Company has experienced and may in the future experience a delay in transferring products from engineering to volume manufacturing status. The manufacturing process could result in shipment delays or loss of production yields that will materially and adversely increase the cost of manufacturing. The Company's manufacturing operations are housed-in two buildings located side by side in Dallas, Texas. Many of the Company's competitors have manufacturing facilities in low labor rate countries. The Company intends to move some of its manufacturing capabilities offshore, but it is uncertain as to when or if this can be achieved. The Company has limited ability to outsource its manufacturing operations. As a result of the Company's substantial reliance on a single manufacturing location, damage occurring to such facility, whether by act of nature or otherwise, may have a material adverse affect on the Company's manufacturing operations.

     The Company's customers demand an increasing level of quality. Despite the fact that the Company has achieved QS 9000 and ISO 9001 certification in 1999, the Company could fail to achieve these needed improvements in its quality levels to its operations. To the extent improvements are not achieved, the Company's operating results could be materially and adversely affected. The Company has experienced sudden increases in demand which have put pressure on its manufacturing facilities to increase capacity to meet this demand. In addition, new products sometimes require different manufacturing processes than the Company currently possesses. The Company has devoted the bulk of its capital expenditures to increase capacity and improve its manufacturing processes. The Company may not be able to continue to increase its manufacturing capacity and improve its manufacturing processes in a timely manner to take advantage of increased market demand.

     Over the past several years, the Company completed an expansion of its factories, adding facilities and new automated processing equipment. As demands on the manufacturing facilities increase, there is an ongoing need to increase the capacity and operational efficiency of this facility. The Company may not be able to achieve these improvements in a timely manner. To the extent the Company does not achieve acceptable yields or experiences product shipment delays as a result of problems associated with the expansion of the factories, the Company's operating results could be materially and adversely affected.

     The Company divides its manufacturing operations into two key areas: wafer fabrication and assembly.

Wafer Fabrication

     Fabrication of deposited and patterned wafers takes place in a clean-room environment. Thin aluminum films are precisely deposited onto three-inch and four inch-diameter quartz substrates that are subsequently etched with very small (micron and submicron) patterned structures. Each patterned device is called a die, and there may be from 40 to 3,000 die on a single three-inch or four-inch wafer.

Assembly

     In assembly, there are three production areas that correspond to the three distinct types of packages being manufactured: (1) TO-39 components; (2) module devices; and (3) SMT components.

     TO-39 component manufacturing involves the assembly of single-die devices into leaded metal packaging. This method of assembly includes the Company's older low-power component products.

     Module manufacturing consist of multiple devices, one or more of which is a SAW. The Company's products assembled in module manufacturing include transceivers, frequency control devices and filters.

     The Company's SMT products contain SAW die and, in some cases, other electronic components as well. The Company's manufacturing process is based on arrays, which allows for automated processing of up to 400 devices at a time. Since this represents a unique manufacturing process, some of the equipment has been custom-designed for the Company and represents several unique applications of existing manufacturing technology. The SMT facility is responsible for assembly of low-power components and low-power Virtual Wire(R) short-range radio system module products.

Source of Components

     While the Company uses standard components whenever possible, certain of the components used in the Company's SAW devices and modules are made to the Company's specifications. This is particularly true for specialized semiconductor manufacturers from whom the Company purchases several RF integrated circuits. These companies include Maxim Integrated Products, Nortel Networks Inc., Cal Eastern Labs Inc. and Kyocera America Inc. The Company has experienced delays and quality control problems with certain of its single-source suppliers in the past. Although the Company is attempting to obtain second-source suppliers, the Company believes it will continue to be dependent upon single-source suppliers for the foreseeable future. Delays in delivery, quality problems or the inability of the Company to obtain the components required to manufacture the Company's products on a cost-effective basis could have a material adverse effect on the Company's business and results of operations.

Sales and Marketing

     The Company distributes its products in the United States through manufacturers' representatives managed by the Company's restructured area sales management team (internal sales force.) Additionally, the Company has authorized two North American distributors to stock and sell all Company products. International sales are handled through manufacturers' representatives, manufacturers' representatives acting as distributors and direct sales management. Despite these sales efforts, the Company may not be able to increase or maintain demand for the its products.

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

     In 1999 and 1998, no single customer accounted for more than 10% of sales and the top 10 customers accounted for approximately 45% and 40% of total sales, respectively. Sales to distributors accounted for 21.3% of the sales in fiscal 1999, and 6.7% in fiscal 1998. Sales to major customers have fluctuated in the past and may continue to fluctuate in the future.

     RFM enters into select, custom product development programs. These development programs can last from 6 months to 18 months. The scope of these programs includes initial engineering of the RF function under development through assisting in the interface of the RF and digital hardware. The Company is engaged in an increasing number of these programs. The Company cannot predict when or if a particular customer's program will be designed and reach volume production status. In addition, many of the Company's products are subject to regulations. Customers may require their products to be certified with various regulatory agencies. The Company offers its customers various types of assistance in obtaining certification. The Company's customers may not obtain required certifications in a timely manner or at all. Delays in obtaining certification could result in significant losses of potential Company sales.

Competition

     The markets for the Company's products are intensely competitive and are characterized by price erosion, rapid technological change and product obsolescence. In each of the markets for the Company's product, the Company competes with very large vertically integrated, international companies, including Matsushita Electrical Industrial Co., Ltd., Sanyo Electric Co., Siemens, AG, Toyo Communication Equipment Co., Ltd. and Murata Manufacturing Co., that have substantially greater financial, technical, sales, marketing, distribution and other resources, and broader product lines than the Company. The Company's competitors with greater financial resources or broader product lines may be able to engage in sustained price reductions in the Company's primary markets to gain market share. The Company also expects increased competition from existing competitors as well as competition from a number of companies that currently use SAW expertise largely for internal requirements. In addition, the Company experiences increased competition from companies that offer alternative solutions such as phase locked loop technology, which combines a semiconductor with a traditional crystal. The Company believes competitors may duplicate the Company's products, which would cause additional pressure to selling prices and which could adversely affect market share.

     The Company believes that its ability to compete in its target markets depends on factors both within and outside the Company's control, including timing and success of new product introductions by the Company and its competitors, the availability of manufacturing capability, the Company's ability to support decreases in selling price through reduction in cost of sales, the pace at which the Company's customers incorporate the Company's products into their end user products and general economic conditions.

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

     From time to time, the Company has entered into agreements with customers to develop specific SAW devices for inclusion in the customer's end product. Pursuant to such agreements, the nonrecurring engineering ("NRE") cost associated with such development work, which is treated by the Company as cost of technology development sales, is generally reimbursed by the customer. Total technology development (or NRE) sales during fiscal years 1999 and 1998 were $233,000 and $338,000, respectively. Costs related to these sales were included in the Company's cost of sales during these years. The Company considers the development of new products essential to increasing and maintaining sales.

Proprietary Rights

     The Company relies on a combination of patents, copyrights and nondisclosure agreements in order to establish and protect its proprietary rights. The Company's policy is to file patent applications to protect technology, inventions and improvements that are important to its business. Patents may not be issued from any of the Company's pending applications. In addition, claims that are allowed from existing or pending patents may not be sufficiently broad to protect the Company's technology. While the Company intends to protect its intellectual property rights vigorously, patents held by the Company may be challenged, invalidated or circumvented, or the rights granted thereunder will provide competitive advantages to the Company.

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

     The electronics industry is characterized by uncertainty and conflicting intellectual property claims. The Company has in the past and may in the future become aware of the intellectual property rights of others that it may be infringing. The Company may be notified that it is infringing on other patents and/or other intellectual property rights of third parties. In the event of such alleged infringement, a license to the technology in question may not be available on commercially reasonable terms, if at all. In addition, litigation could occur and the outcome of such litigation might be adverse to the Company. The failure to obtain necessary licenses or other rights, the occurrence of litigation arising out of such claims or an adverse outcome from such litigation could have a material adverse effect on the Company's business. In any event, patent litigation is expensive, and the Company's results of operations could be materially adversely affected by such litigation, regardless of its outcome.

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

Employees

     As of August 31, 1999, the Company had a total of 632 employees. Of such employees, approximately 162 were temporary employees. With the exception of an employee located in each of the sales locations in Europe, Georgia, Minnesota and California, all of the employees of the Company are based at the Company's headquarters in the metropolitan area of Dallas, Texas. The Company's future success depends to a significant degree upon the continued service of its key technical and senior management personnel and its continuing ability to attract and retain highly qualified technical and managerial personnel. Competition for such personnel is intense. The Company may not be able to retain or continue to attract key managerial and technical employees. Failure to retain or continue to attract key managerial and technical employees could have a material adverse effect on the Company's business results and operations. None of the Company's employees are represented by a labor union. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

Potential Fluctuations in Results of Operations; Order Trends and Backlog

     The Company's quarterly and annual results have been and will continue to be affected by a wide variety of factors that have had in the past and in the future could have a material adverse effect on the

Company's business and results of operations during any particular period, including the level of orders that are received and can be shipped in a quarter, the rescheduling or cancellation of orders by its customers, competitive pressures on selling prices, changes in product or customer mix, availability and cost of raw materials, the ability of the Company to manufacture a sufficient volume of products in a cost-effective manner, fluctuations in manufacturing yield, availability of wafer fabrication and assembly manufacturing capacity, loss of any strategic relationship, the ability to introduce new products and technologies on a timely and cost-effective basis, new product introductions by the Company's competitors, market acceptance of products of both the Company and its customers, supply constraints for other components incorporated into its customers' products, foreign currency fluctuations, delays in customer orders or payments or interruptions in operations due to Year 2000 issues and the level of expenditures for research and development, sales, and general and administrative functions.

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

     The Company has improved its manufacturing operations to the point that many products can be manufactured with lead times of seven weeks or less. The Company typically receives and fulfills a significant portion of its orders within the quarter. In addition, the Company's manufacturing facilities may not be able to react to late demand in time to ship the product in the same quarter that the order is received. As a result, the Company may not learn of revenue shortfalls until late in a fiscal quarter. Additionally, the Company's operating expenses are based in part on future revenues and are relatively fixed in the short term. Any revenue shortfall below its expectations could have an immediate and significant adverse effect on results of operations.

     The Company's backlog at August 31, 1999, was approximately $7.1 million as compared to $9.8 million as of August 31, 1998. The Company includes in its backlog all purchase orders scheduled for delivery within the subsequent 12 months. The Company's backlog, although useful for scheduling production, does not represent actual sales and should not be used as a measure of future sales. All orders in backlog are subject to cancellation prior to 30 days before shipment without penalty at the option of the customer and to changes in delivery schedules. The Company's backlog is subject to fluctuations. Backlog as of any particular date may not be a reliable measure of sales for any future period.

ITEM 2.  FACILITIES

     The Company's principal administrative, sales, marketing, research and development, and manufacturing facilities are located in the metropolitan area of Dallas, Texas, in two adjacent buildings totaling approximately 93,000 square feet. One building, totaling approximately 63,000 square feet, is leased through July 2003. The second building, totaling approximately 30,000 square feet, is also leased through July 2003, with the Company having an option to cancel the lease after July 31, 2001. The Company believes that its existing facilities are adequate for its current requirements. Should additional space be needed, there can be no assurance that it will be commercially available on reasonable terms when it is needed.

ITEM 3.  LEGAL PROCEEDINGS

     In April 1999, the Company became involved in a lawsuit filed in the US District Court in Connecticut (Civil action no. 399cv00311) seeking to collect outstanding receivables that were incurred by Akom Technologies, Inc. (Akom) in connection with Raytheon Company's (Raytheon) Goldmine Project. Also named in the action were Raytheon, Raycom, Inc. (Raycom), and fifteen other companies who supplied materials and services for the Goldmine Project. No party is seeking to collect monetary amounts from the Company, rather the parties are seeking declaration from the courts that they do not owe monetary amounts to the Company. The Company has filed a counter claim against Akom and cross claims against Raytheon and Raycom and asserts damages to the extent of unpaid invoices and custom inventory parts and materials approximating $1.7 million. Akom, Raytheon and Raycom have denied liability. Raytheon and Raycom have filed motions to dismiss the Company's counterclaims. A ruling on these motions to dismiss is not expected for several months. Requests for documents and interrogatories have been served to the relevant parties and the Company expects to receive responses before the end of the calendar year. No depositions have been scheduled or taken. See further discussion in footnote 12 of the financial statements found in the appendix.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the quarter ended August 31, 1999.

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
         Third Quarter               14 4/9        11 3/8
         Fourth Quarter              10 1/2         7 7/8
     1999:
         First Quarter               12 1/2         7 5/6
         Second Quarter              11 1/2         8 5/8
         Third Quarter               11 5/16        6 1/16
         Fourth Quarter              10 3/8         7 1/8

     The Company has not paid dividends on its Common Stock and presently intends to continue this policy in order to retain earnings for use in its business. The Company had approximately 200 stockholders of record as of November 15, 1999 (which number does not include the number of stockholders whose shares are held of record by a brokerage house or clearing agency, but does include such brokerage house or clearing agency as one record holder). The last sales price for RFMI's Common Stock, as reported by NASDAQ on November 15, 1999, was $7.00.

ITEM 6.  SELECTED FINANCIAL DATA

--------------------------------------------------------------------------------------------------------------------------------
                                                     Year Ended August 31,
                                                     ----------------------
--------------------------------------------------------------------------------------------------------------------------------
                                                      1999          1998            1997              1996               1995
                                                      ----          ----            ----              ----               ----
--------------------------------------------------------------------------------------------------------------------------------
                                                     (In thousands,except gross profit margin & earnings per share amounts)
--------------------------------------------------------------------------------------------------------------------------------
Statement of Income Data:
--------------------------------------------------------------------------------------------------------------------------------
Sales                                                $51,297       $55,172         $47,692            $35,718            $32,141
--------------------------------------------------------------------------------------------------------------------------------
Cost of sales                                         35,950        33,549          28,136             22,336             20,253
--------------------------------------------------------------------------------------------------------------------------------
Gross profit                                          15,347        21,623          19,556             13,382             11,888
--------------------------------------------------------------------------------------------------------------------------------
Gross profit margin %                                   29.9 %        39.2 %          41.0 %             37.5 %             37.0 %
--------------------------------------------------------------------------------------------------------------------------------
Research and development                               5,697         5,081           4,169              3,366              3,148
--------------------------------------------------------------------------------------------------------------------------------
Sales and marketing                                    5,415         5,646           5,842              4,391              4,300
--------------------------------------------------------------------------------------------------------------------------------
General and administrative                             3,092         2,889           3,391              2,747              2,266
--------------------------------------------------------------------------------------------------------------------------------
Litigation                                                             641
--------------------------------------------------------------------------------------------------------------------------------
     Total operating expenses                         14,204        14,257          13,402             10,504              9,714
--------------------------------------------------------------------------------------------------------------------------------
Income from operations                                 1,143         7,366           6,154              2,878              2,174
--------------------------------------------------------------------------------------------------------------------------------
Other income (expense), net                             (145)           14            (142)              (107)               197
--------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                               998         7,380           6,012              2,771              2,371
--------------------------------------------------------------------------------------------------------------------------------
Income tax expense                                       269         2,620           2,205                882                851
--------------------------------------------------------------------------------------------------------------------------------
     Net income                                      $   729       $ 4,760         $ 3,807            $ 1,889            $ 1,520
--------------------------------------------------==========-------=======---------=======------------========-----------=======

-------------------------------------------------

Earnings per share:
--------------------------------------------------------------------------------------------------------------------------------
     Basic                                           $  0.13       $  0.86         $  0.70            $  0.37            $  0.31
--------------------------------------------------==========-------=======--------========-------============-----------========
     Diluted                                         $  0.12       $  0.80         $  0.66            $  0.35            $  0.29
--------------------------------------------------==========-------=======--------========-------============-----------========
Weighted average common shares outstanding:
--------------------------------------------------------------------------------------------------------------------------------
     Basic                                             5,783         5,551           5,379              5,084              4,985
--------------------------------------------------==========-------=======--------========-------============-----------========
     Diluted                                           5,932         5,978           5,790              5,429              5,325
--------------------------------------------------==========-------=======--------========-------============-----------========
Balance Sheet Data (at August 31):
--------------------------------------------------------------------------------------------------------------------------------
Cash, cash equivalents and short-term investments    $ 5,188       $ 5,613         $ 5,969            $ 6,060            $ 5,086
--------------------------------------------------------------------------------------------------------------------------------
Working capital                                       17,386        17,286          14,674             12,879              9,616
--------------------------------------------------------------------------------------------------------------------------------
Total assets                                          48,508        44,790          37,360             30,571             30,545
--------------------------------------------------------------------------------------------------------------------------------
Long-term debt                                            68           815           1,911              2,413              2,854
--------------------------------------------------------------------------------------------------------------------------------
Shareholders' equity                                  35,499        34,166          27,995             23,128             20,292
--------------------------------------------------------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     RFM designs, develops, manufactures and markets a broad range of RF components and modules for the low-power component, Virtual Wire(R) short-range radio system, frequency control module and filter product areas. The Company's products are based on SAW technology, and the Company's strategy is to leverage its RF design skills and its packaging technology to provide SAW-based solutions to the current and emerging needs of the electronics industry. The Company's products include more than 500 resonators, filters, high-frequency clocks, oscillators, and transceiver, transmitter and receiver modules. The Company's average selling prices within these product lines generally range from $.40 to $10 for low-power products (components and radio systems), $3 to $10 for transmitter and receiver modules, $10 to $300 for frequency control modules and $2 to $25 for filter products.

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

Results of Operations

     The following discussion relates to the financial statements of the Company for the fiscal year ended August 31, 1999 (current year or fiscal 1999), in comparison to the fiscal year ended August 31, 1998 (prior year or fiscal 1998), as well as the fiscal year ended August 31, 1997 (fiscal 1997). In addition, there is discussion of the financial statements for the three months ended August 31, 1999 (fourth quarter), in comparison to the three months ended August 31, 1998 (comparable quarter of the prior year).

The following table sets forth, for the years ended August 31 (i) the percentage relationship of certain items from the Company's statements of income to total sales and (ii) the percentage change in these items from year to year:

----------------------------------------------------------------------------------------------------------------------
                                       Percentage of Sales                                     Year-to-Year Change
----------------------------------------------------------------------------------------------------------------------
                                                                                           1998 to            1997 to
----------------------------------------------------------------------------------------------------------------------
                                      1999              1998           1997                  1999                1998
                                      ----              ----           ----                  ----                ----
----------------------------------------------------------------------------------------------------------------------
Sales                                   100 %            100 %           100 %                     (7) %            16 %
----------------------------------------------------------------------------------------------------------------------
Cost of sales                            70               61              59                        7               19
----------------------------------------------------------------------------------------------------------------------
Gross profit                             30               39              41                      (29)              11
----------------------------------------------------------------------------------------------------------------------
Research and development                 11                9               9                       12               22
----------------------------------------------------------------------------------------------------------------------
Sales and marketing                      11               10              12                       (4)              (3)
----------------------------------------------------------------------------------------------------------------------
General and administrative                6                5               7                        7              (15)
----------------------------------------------------------------------------------------------------------------------
Litigation                                -                1               -                     (100)               -
----------------------------------------------------------------------------------------------------------------------
    Total operating expenses             28               25              28                        -                6
----------------------------------------------------------------------------------------------------------------------
    Income from operations                2               14              13                      (85)              20
----------------------------------------------------------------------------------------------------------------------
Other income (expense), net               -                -               -                   (1,136)            (1.1)
----------------------------------------------------------------------------------------------------------------------
    Income before income taxes            2               14              13                      (87)              23
----------------------------------------------------------------------------------------------------------------------
Income tax expense                        1                5               5                      (90)              19
----------------------------------------------------------------------------------------------------------------------
    Net income                            1 %              9 %             8 %                    (85)  %           25 %
--------------------------------===========--------=========--------========--------------===========----------=======

Sales

          The following table sets forth the components of the Company's sales and percentage relationship of the components to total sales for the periods indicated:

                                            Year Ended August 31,
--------------------------------------------------------------------------------------------------------------------------------
                                            1999                            1998                            1997
--------------------------------------------------------------------------------------------------------------------------------
                                                            %                                %                              %
--------------------------------------------------------------------------------------------------------------------------------
                                           Amount        of Total          Amount         of Total         Amount        of Total
                                           --------      --------          ------         --------         ------        --------
--------------------------------------------------------------------------------------------------------------------------------
                                                                          (Dollars in thousands)
--------------------------------------------------------------------------------------------------------------------------------
Product sales:
--------------------------------------------------------------------------------------------------------------------------------
    Low-power components                   $35,317            69 %          $39,961            72 %        $36,118            76 %
--------------------------------------------------------------------------------------------------------------------------------
    Short-range radio devices                7,456            15              3,384             6            2,415             5
--------------------------------------------------------------------------------------------------------------------------------
    Frequency control modules                3,622             7              4,164             8            3,429             7
--------------------------------------------------------------------------------------------------------------------------------
    Filters                                  4,669             9              7,325            13            5,412            11
--------------------------------------------------------------------------------------------------------------------------------
                 Total product sales        51,064           100             54,834            99           47,374            99
--------------------------------------------------------------------------------------------------------------------------------
Technology development sales                   233             -                338             1              318             1
--------------------------------------------------------------------------------------------------------------------------------
                 Total sales               $51,297           100 %          $55,172           100 %        $47,692           100 %
----------------------------------------==========-----========--------============-----=========-------==========-----=========

     Product sales decreased 7% in fiscal 1999 as compared to fiscal 1998, due to reduced prices amidst competitive pressures in the Company's largest product line, low-power components. Product sales increased 16% in fiscal 1998 as compared to fiscal 1997, due to an increased number of units sold in each of the Company's product lines.

     Low-power component sales decreased 12% in fiscal 1999 due to declining prices from competitive markets. This decline was partially offset by a 3% increase in units shipped. Sales increased 11% in fiscal 1998 due to an increase in number of units sold, particularly to automotive customers. The Company believes that the markets for its low-power component products is approximately $100 million and is growing in terms of unit volume. These markets have attracted a number of large international competitors, particularly for the automotive segment. The increased competition has resulted in lower average selling prices in many cases. The Company believes that the impact of lower average selling prices may continue to be significant enough in future periods to offset the impact of selling an increased number of units. Thus sales for low-power components may not increase, or even remain at the same level in future periods.

     For fiscal 1999 and fiscal 1998, the Company devoted a considerable amount of its capital, technical, sales and marketing resources to the Virtual Wirea(R) short-range radio products. Sales for these products have increased 120% in fiscal year 1999 and 40% in fiscal 1998, due to an increase in the number of units sold for these products. The latest product offering in this product family is the Transceiver Module, a fully integrated short range device radio module, which the Company believes offers robust operation, small size, low-power consumption and low costs for short range wireless data applications. The Company believes this product will match applications being identified by the Home RF Working Group, sponsored by Intel and HP, and Bluetooth Consortium, sponsored by Ericsson and Nokia. The Company believes this product group provides an opportunity to exploit its proprietary technology and pursue its strategy of focusing on value added products. The timing of when any sales resulting from such new applications reach the production phase is dependent upon the timing of both the customers' product development cycles and their product introduction cycles. It is difficult to predict when, or if, these new products will have a significant impact on the Company's sales.

     Filter sales decreased 36% in fiscal 1999, while they increased 35% in fiscal 1998, primarily due to an increase in the number of units sold for these products. The lower sales in fiscal 1999 result from a loss of sales to a major customer that ceased operation in fiscal 1998. The increase in fiscal 1998 over fiscal 1997 was due to increases in sales to that same customer. The Company continues to invest resources in this area and expects to continue increasing our filter offering, as well as enhancing design capability for CDMA and W-CDMA products. In addition, the Company is also capitalizing on its strengths in product packaging and believes these initiatives will eventually result in an increase in our share of the filter market. There is a long development and introduction cycle for filter products, so there can be no assurance as to when or if this strategy to focus on filter products will have a significant impact on the Company's sales.

     Frequency control module sales decreased 13% in fiscal 1999 and sales increased 21% in fiscal 1998. Changes in sales for these products were related to specific customer programs that either increased or decreased. These products accounted for 7% of total sales in fiscal 1999 and 8% in 1998.

     The Company's top five customers accounted for approximately 32%, 27%, and 27% of the Company's total sales in fiscal 1999, 1998 and 1997, respectively. Over the last three fiscal years, a significant portion of the sales were due to distribution related customers. No single customer accounted for more than 10% of total sales in 1999.

     International sales (primarily in Europe and Asia) were approximately 57%, 56% and 50% of the Company's total sales during fiscal years 1999, 1998 and 1997, respectively. The Company considers all product sales with a delivery destination outside North America to be international sales. These sales are denominated primarily in U.S. currency. Sales to customers in Asian markets were approximately 14% of total sales during the last three years. The Company intends to continue its focus on international sales in the future and anticipates that international sales will continue to represent a significant portion of its business. However, international sales are subject to fluctuations as a result of local economic conditions and competition. Therefore, the Company cannot predict whether it will continue to derive a significant portion of its business from international sales.

     While the Company has achieved sales increases in prior periods, there can be no assurance that this can be achieved in future periods. The Company's success is highly dependent on achieving technological advances in its product design and manufacturing capabilities, as well as its ability to sell its products in a competitive marketplace that can be influenced by outside factors such as economic and regulatory conditions. The Company experiences increased competition from companies that offer alternative solutions such as phased locked loop technology. Competition from alternative technologies or from competitors duplicating the Company's technologies may adversely affect selling prices and market share.

     Please see the section marked First Quarter of Fiscal 2000 Preliminary Results for comments concerning trends expected for that time period.

Gross Profit Margin

     Gross profit margin decreased to 29.9% in fiscal 1999, compared to 39.2% in fiscal 1998, and 41.0% in fiscal 1997. The decline of gross margins is the result of three significant trends that occurred to some extent in fiscal 1998, but to a greater extent in fiscal 1999. First, the sales prices for the low-power components and low-power Virtual Wire(R) short-range radio system module products are declining due to competitive pressures in the market place. This decline occurred at a faster rate than the reduction of manufacturing costs for the low-power components. Gross margins for low-power Virtual Wire(R) short-range radio system modules increased but only slightly from the prior year. The Company expects this trend in reduced sales prices to continue in both of these product lines. The decrease in selling prices causes the need to produce more units to reach the same sales dollars. The Company has added equipment and other manufacturing overhead costs to increase the capacity in each of its facilities. If additional sales dollars are not obtained in future periods, increased per-unit manufacturing costs could occur. It is not certain if the Company can reduce per unit manufacturing costs in future periods to the same extent as the decrease in selling prices. If sufficient cost reductions are not made, gross margins would be adversely impacted in a material way.

     Second, the increase of orders received in a quarter for shipments due within that same quarter (turns orders), has resulted in increased manufacturing costs late in each quarter. These costs relate to overtime, costs to expedite materials, and costs resulting from decreased production yields caused by the increased volume production. Additionally, the Company has offered selected customers price or payment terms concessions as inducements for placing turns orders. These two activities combine to reduce gross profit for the additional sales. The Company is attempting to reduce the impact of turns orders by greatly diminishing the practice of offering inducements for turns business. The Company understands the result of this decision will be a decrease in turns business and therefore overall sales levels over the next couple of quarters. It is believed that the long-term benefits of this decision will allow for more predictable manufacturing costs and result in improved gross margins. The Company may not be able to increase or maintain its sales levels without a significant portion of turns business.

     Third, the Company has experienced a significant change in the mix of its product sales. In 1999, low-power component sales and frequency control product sales decreased by $4.6 million and $0.5 million, respectively, while low-power Virtual Wire short-range radio module product sales increased by $4.1 million. This shift in product sales mix from a historically higher margin product to a currently lower margin product has produced an overall reduction in gross profit. The Company expects the change in mix to continue but also believes that the negative impact on gross margins will be reduced significantly as the second generation of the transceiver and related low-power Virtual Wire short-range radio products represent the majority of total production later in fiscal 2000. The second generation products are designed to be more cost effective than first generation products. Because of the uncertainty of volume and the new product introduction process, the Company may not be able to manufacture these future generation products at a cost low enough to produce an improved gross profit margin result.

     The decrease in 1998 Gross Profit Margin was primarily due to a decrease in Gross Margin for the Company's low-power component and Virtual Wire(R) short-range radio system modules products, mainly caused by competitive pricing issues. However, the lowering of per-unit manufacturing costs that has occurred in recent years may not continue. If average selling prices were to decrease faster than per unit manufacturing costs decrease, then the Company's gross profit margins would be adversely impacted.

     The manufacturing of the Company's four lines of products is an extremely complex and precise process. The process is sensitive to a wide variety of factors, which may adversely affect yield and productivity for any given quarter. Please see the section marked First Quarter of Fiscal 2000 Preliminary Results for further comments related to gross margins.

     The Company has in the past experienced sudden increases in demand, which have put pressure on its manufacturing facilities to increase capacity to meet this demand. In addition, new products sometimes require different manufacturing processes than the Company currently possesses. The Company has devoted the bulk of its capital expenditures to increase capacity and improve its manufacturing processes. The Company may not be able to increase its manufacturing capacity and improve its manufacturing processes in a timely manner so as to take advantage of increased market demand. Failure to do this would result in a loss of potential sales in the periods impacted.

Research and Development

     Research and development expenses increased approximately 12% in fiscal 1999 and 22% in fiscal 1998. The increase in both fiscal 1999 and 1998 was due to the increased cost of process engineering, document control services, and enhancing design capability for its product development efforts. Included in these costs were approximately $300,000 in the second quarter related to the introduction of a new packaging process and approximately $550,000 in the fourth quarter related to the new transceiver product. Since sales decreased while research and development expenses increased, such expenses increase from a level of 9% of total sales for the prior fiscal year, to 11% of sales for the current fiscal year. The Company believes that the continued development of its technology and new products is essential to its success and is committed to continuing its investment in research and development, which is expected to increase in absolute dollars in future periods.

Sales and Marketing

     Sales and marketing expenses decreased approximately 4% in fiscal 1999 and 3% in fiscal 1998. These decreases were due primarily to decreases in sales incentives and marketing costs. Since sales and marketing expenses decreased slightly less than sales, such expenses increased to 11% of total sales in fiscal 1999 from 10 % of total sales in fiscal 1998. The Company expects to incur higher sales and marketing expenses in absolute dollars in future periods as it expands its sales and marketing efforts. Sales commission expense will increase in future periods, as the Company expands its presence by having its external sales representatives cover accounts that have formerly been handled as "house" accounts. This may increase such expense by approximately 1% of sales initially, but the Company believes this will ultimately result in greater sales from these accounts, although this increase is not assured.

General and Administrative

     General and administrative expenses increased approximately 7% in fiscal 1999 and decreased 15% in fiscal 1998. The increase in 1999 was primarily attributable to costs to support the Company's needs and an increase in incentive costs related to restricted stock. The increase in 1998 was due decreased incentive and legal costs. The Company currently expects general and administrative expenses will increase in absolute dollars in future periods. Since sales decreased and general and administrative expenses increased, such expenses increased to 7% of sales in fiscal 1999 from 5% in fiscal 1998.

Litigation Expense

     Litigation expense, which amounted to $641,000 in fiscal 1998, consists of expenses related to the resolution of the legal matter with TimeKeeping Systems, Inc. Expenses include legal expenses, settlement costs and related travel. Legal expenses related to the TimeKeeping Systems, Inc. matter were substantially lower in the prior fiscal year. The Company does not expect to incur expenses with regard to this matter in future periods.

Litigation and Contingencies

     As noted in ITEM 3. Legal Proceedings, there is litigation involved in collecting certain customer receivables and related inventories in the amount of $1.7 million. The Company is currently incurring legal expenses related to this matter and has classified these expenses as general and administrative expense. The Company expects that these expenses will increase as the process gets closer to trial. Further disclosure can also be found in footnote 12 of the financial statements found in the appendix.

Other Income (Expense)

     During the current year, the Company maintained indebtedness at a higher average balance compared to prior years, resulting in an increase in interest expense for fiscal 1999, compared to fiscal 1998. Additionally, declining results of invested cash and currency conversion resulted in decreases in interest income and gains on currency exchange transactions. All of these factors contributed to a decrease in other income (expense).

Income Tax Expense

     The Company's income tax expense was $269,000 in fiscal 1999, compared to $2.6 million in fiscal 1998, and $2.2 million in fiscal 1997. The Company's effective tax rate was approximately 27%, 36%, and 37% in fiscal 1999, 1998 and 1997, respectively. The reduction in tax rate in 1999 compared to 1998 was primarily due to the Company taking additional benefit from the Foreign Sales Corporation.

Earnings per Share

     The net income decreased 85% to $729,000 in the current year as compared to $4.8 million in the prior year. The Company's diluted earnings per share was $.12 per share for fiscal 1999, compared to $.80 per share for fiscal 1998 and $.66 per share for fiscal 1997.

Fourth Quarter of Fiscal 1999

     Unaudited quarterly financial data is presented in Note 12 of the accompanying financial statements.

     Sales for the fourth quarter decreased 15% to $12.3 million, compared to $14.5 million in the comparable quarter of the prior year. The sales decrease was primarily due to a decrease in sales of low power components caused by both a decrease in units shipped of approximately 12% and a reduction of sales price of approximately 18% when compared to the comparable quarter of the prior year.

     Gross profit margins were 12.3% in the fourth quarter, compared to 35.7% for the comparable quarter of the prior year. This was primarily due to significant additional cost in ramping production late in the quarter and in bringing newly developed products to production status for the Company's new transceiver product line. As a result, start-up costs, lower than desired yields and some loss of productivity occurred.

     Operating loss for the fourth quarter was $2.7 million, or (22%) of total sales as compared to income of $2.3 million or 16% of sales in the comparable quarter of the prior year. This decline in operating income as a percentage of total sales was due to the low margins for the quarter and additional spending in the Research and Development expenses to support the introduction of new products. Such expenses increased 84.3% when compared to the comparable quarter of the prior year. Costs related to the factory start-up and product introduction for the new transceiver and receiver modules were $1.7 million. Diluted earnings per share was ($.28) in the fourth quarter, compared to $.26 for the comparable quarter of the prior year.

First Quarter of Fiscal 2000 Preliminary Results

     The Company has announced that sales for the first quarter of fiscal 2000 are expected to be approximately $9.3 to $9.7 million compared to $12.9 million reported in first quarter of the prior year due to a decline in quarterly turns business and that the Company has decided against offering special sales promotions programs to make up the revenue shortfall because of the potential impact such promotions have on long-term gross margins.

The Company also announced that it expects to report a $3.5 to $4 million loss for the quarter as the result of significantly lower gross margins and special charges being taken in the quarter. The lower margins are due to higher production costs for its older product lines as well as factory start-up and product introduction costs for its new products. In addition, the Company will take special charges this quarter aggregating approximately $1.2 million, which include costs related to the transition to new products and severance costs. The Company does not expect to overcome this loss this year and anticipates reporting a loss for fiscal year 2000.

          During the quarter, factory efficiencies and productivity for the quarter were significantly below historical trends resulting in higher than normal costs. The primary cause for this increase was a decrease in units produced due to yield and productivity issues. The Company will produce approximately 2 million units less than our plan called for, resulting in a relatively high labor and overhead cost being absorbed by fewer units. The Company further announced that dealing with these yield and productivity issues would be its immediate focus in future periods. There is no assurance as how quickly these problems can be over come.

Liquidity and Capital Resources

          Principal sources of liquidity at August 31, 1999, consisted of $5.2 million of cash, cash equivalents and short-term investments, and $8.9 million of unused credit facilities. The unutilized portion of the credit facilities includes $2.9 million under a line of credit agreement and $6.0 million under an equipment-collateralized operating lease facility. The equipment-collateralized operating lease facility is to be advanced in stages prior to December 31, 2000.

          The credit facilities contain financial covenants and restrictions relating to various matters, including a minimum net worth requirement, a minimum ratio of earnings before interest and taxes to interest expense and current maturity of the term loan, a minimum quick ratio and a maximum ratio of total liabilities to tangible net worth. As of August 31, 1999, the Company was in compliance with such covenants and restrictions. The Company announced preliminary results for the first quarter of fiscal 2000, which make a violation of the covenants possible. The Company is in negotiations with its bank to deal with this possibility and believes a favorable result is likely. If negotiations are not successful, near term liquidity will be limited, but the Company believes normal operations would continue

          Net cash from operations decreased to $1.9 million due to a $4.2 million reduction of cash provided from net income and noncash items included in net income, used in working capital, such as inventory, offset by a $1.4 million reduction in cash used for working capital.

          Cash used in investing activities in the current year was $3.9 million. Fiscal year 1999 and 1998 capital acquisitions included significant purchases of property and equipment to enhance the Company's manufacturing facilities, offset by the sale of short-term investments. The Company expects to acquire approximately $2 million to $4 million of capital equipment by the end of fiscal 2000, consisting primarily of equipment needed for its manufacturing facilities. Some of this equipment may be acquired under an equipment-collateralized operating lease facility.

          Net cash from financing activities was $2.5 million in 1999 and $2.0 million in 1998. Funds raised from borrowings, exercises of stock options and purchases of stock through the Employee Stock Purchase Plan were used to repay other debt and acquire property and equipment.

          The Company believes that cash generated from operations, if any, banking facilities, and the $5.2 million balance in cash and short-term investments will be sufficient to meet the Company's operating cash requirements through fiscal 2000. To the extent that these sources of funds are insufficient to also meet the Company's capital expenditure requirements, the Company will be required to raise additional funds. Additional financing for capital expenditures may not be available or, if available, may not be available on acceptable terms, which could have a material adverse impact on the Company's results of operations.

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

          The Company has formed a team to evaluate and deal with the impact of the Year 2000 issue. It has executed a plan (the "Plan") for the Company to become Year 2000 compliant in a timely manner. The Plan covers both systems such as networked computers and software that are commonly called information technology ("IT") systems and those such as embedded technology in manufacturing equipment ("non-IT") systems. The Plan also covers Year 2000 readiness of customers and vendors.

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

          The Company's suppliers (particularly sole-source and long lead-time suppliers) and key customers may be adversely affected by their respective failures to address the Year 2000 issue. If the Company's suppliers are unable to provide goods or services, the Company's operations could be materially adversely effected. Key customers who encounter Year 2000 difficulties could fail to order or take delivery of the Company's products, or could fail to make or delay payments to the Company. Such failure or delay could have a material adverse effect on the Company's business and results of operations. While some of these risks are outside the control of the Company, the Company's Plan includes communications with suppliers and customers to ascertain the state of their Year 2000 compliance program. The questionnaire phase of this activity has been completed, and phone and on-site interviews of critical suppliers has also been completed. Remediation through second source identification of
suppliers and business forecasting for customers is complete.   Preparation and
refinement of contingency plans related to suppliers and customers will continue through the rest of calendar 1999.

          As of June 30, 1999, phases one through four of the Company's Year 2000 Project were completed as planned; Phase I-Awareness Project Planning, Phase II-Inventory and Prioritization, Phase III-Initial Contingency Planning and Testing and Phase IV-Remediation.

          The Company currently has completed initial contingency plans to deal with some of the most likely worst case scenarios. The Company is actively refining its Phase V-Contingency Plans during the rest of calendar 1999.

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

(b) The Company did not file any reports on Form 8-K during the quarter ended August 31, 1999

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

          10.14                   Letter Agreement by and between the Registrant
                                   and Comerica Bank -Texas, dated January 1,
                                   1994. (1)
          10.15                   Promissory Note between the Registrant and
                                   Comerica Bank - Texas, dated December 1,
                                   1994. (3)
          10.16                   Promissory Note between the Registrant and
                                   Comerica Bank - Texas, dated March 1, 1996.
                                   (4)
          10.17                   Master Lease Agreement between Registrant
                                   and Banc One Leasing Corporation, dated
                                   November 3, 1996. (5)
          10.18                   Form of Restrictive Stock Bonus Agreement
                                   to be entered November 30, 1996. (6)
          10.19                   Loan Letter Agreement and Promissory Note
                                   between the Registrant and Bank One, Texas,
                                   N.A. dated March 8, 1997. (7)
          10.20                   Promissory Note between the Company and Gary
                                   A. Andersen dated March 28, 1997. (7)
          10.21                   Change of Control Agreement between the
                                   Company and Mr. Andersen and Mr. Densmore dated December 18, 1996. (7)
          10.22                   Separation and Consulting Agreement between
                                   the Company and Mr. Andersen. (8)
          10.23                   Form of Change of Control Agreement for
                                   certain officers. (9)
          10.24                   Separation and Consulting Agreement between
                                   the Company and Mr. Conlin. (10)
          10.25                   Form of Restricted Stock Bonus Agreement. (11)
          10.26                   1999 Equity Incentive Plan. (11)
          10.27                   Form of Notice of Grant of Stock Options and
                                  Grant Agreement. (11)
          11.1                    Computation of net income per share. (12)
          23.1                    Consent of Deloitte & Touche llp, Independent
                                  Auditors. (12)
          24.1                    Power of Attorney.  See page 25.

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

         (6) Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended November 30, 1995, and incorporated herein by reference .

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

         (11) Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended May 31, 1999, and incorporated herein by reference.

         (12) Filed as an exhibit to this Annual Report on Form 10-K.

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

                                  SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of November, 1999.

RF MONOLITHICS, INC.

By:  /s/ DAVID KIRK
     -------------------------------------
     David Kirk
     President and Chief Executive Officer

                               POWER OF ATTORNEY

          KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears on the following page constitutes and appoints Cooley Godward LLP and David Kirk, respectively, his attorneys-in-fact for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that the said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 29th day of November, 1999.


/s/ DAVID KIRK                               /s/ DEAN C. CAMPBELL
--------------------------                   --------------------------
David Kirk                                   Dean C. Campbell
CEO, President & Director                    Director


/s/ JAMES P. FARLEY                          /s/ MATTHEW J. DESCH
--------------------------                   --------------------------
James P. Farley                              Matthew J. Desch
VP Finance and Controller                    Director


/s/ MICHAEL R. BERNIQUE                      /s/ FRANCIS J. HUGHES, JR.
--------------------------                   --------------------------
Michael R. Bernique                          Francis J. Hughes, Jr.
Chairman                                     Director


/s/ CORNELIUS C. BOND, JR.
--------------------------
Cornelius C. Bond, Jr.
Director

                                         RF Monolithics, Inc.

                                         Consolidated Financial Statements as of
                                         August 31, 1999 and 1998, and for
                                         Each of the Three Years in the
                                         Period Ended August 31, 1999, and
                                         Independent Auditors' Report

RF MONOLITHICS, INC.
INDEX TO FINANCIAL STATEMENTS -
ITEM 8 OF FORM 10-K
--------------------------------------------------------------------------------
                                                                            Page

INDEPENDENT AUDITORS' REPORT                                                F-2

CONSOLIDATED FINANCIAL STATEMENTS AND NOTES:

     Consolidated Balance Sheets as of August 31, 1999 and 1998             F-3

     Consolidated Statements of Income for the Years Ended
        August 31, 1999, 1998 and 1997                                      F-4

     Consolidated Statements of Stockholders' Equity and Comprehensive
        Income for the Years Ended August 31, 1999, 1998 and 1997           F-5

     Consolidated Statements of Cash Flows for the Years Ended
        August 31, 1999, 1998 and 1997                                      F-6

     Notes to Consolidated Financial Statements                             F-7

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of RF Monolithics, Inc.:

We have audited the accompanying consolidated balance sheets of RF Monolithics, Inc. and subsidiary (collectively referred to as the Company) as of August 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended August 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of RF Monolithics, Inc. and subsidiary as of August 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 1999, in conformity with generally accepted accounting principles.


/DELOITTE & TOUCHE LLP

Dallas, Texas
October 21, 1999

RF MONOLITHICS, INC.

CONSOLIDATED BALANCE SHEETS
AUGUST 31, 1999 AND 1998
(In Thousands)
--------------------------------------------------------------------------------

ASSETS                                                                                     1999            1998
CURRENT ASSETS:
   Cash and cash equivalents (Note 1)                                                     $   672         $   199
   Short-term investments  (Note 1)                                                         4,516           5,414
   Trade receivables, less allowance of $475 and $550 in 1999 and 1998
      respectively (Note 6)                                                                10,840          11,357
   Inventories (Notes 2 and 6)                                                             11,593           8,514
   Prepaid expenses and other                                                               1,208             976
   Income taxes receivable                                                                    851               -
   Deferred income tax benefits (Note 10)                                                     647             635
                                                                                          -------         -------

           Total current assets                                                            30,327          27,095

PROPERTY AND EQUIPMENT - Net (Notes 3 and 6)                                               17,645          17,129

OTHER ASSETS - Net (Note 4)                                                                   536             566
                                                                                          -------         -------

TOTAL                                                                                     $48,508         $44,790
                                                                                          =======         =======

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Line of credit and current portion of notes payable (Note 6)                           $ 5,100         $ 2,000
   Capital lease obligations - current portion (Note 7)                                       352             699
   Accounts payable - trade                                                                 4,305           3,400
   Accounts payable - construction and equipment                                              844             866
   Accrued expenses and other liabilities (Note 5)                                          2,340           2,405
   Income taxes payable                                                                         -             439
                                                                                          -------         -------

           Total current liabilities                                                       12,941           9,809

LONG-TERM DEBT - Less current portion:
   Notes payable (Note 6)                                                                       5             505
   Capital lease obligations (Note 7)                                                          63             310
                                                                                          -------         -------

           Total long-term debt                                                                68             815

COMMITMENTS AND CONTINGENCIES (Notes 7 and 12)

STOCKHOLDERS' EQUITY (Note 8):
   Common stock:   $.001 par value, 20,000 shares authorized; 5,875 and 5,696 shares
      issued in 1999 and 1998, respectively                                                     6               6
   Additional paid-in capital                                                              28,043          26,862
   Treasury stock, 36 common shares                                                          (227)              -
   Retained earnings                                                                        8,082           7,353
   Unearned compensation                                                                     (405)            (75)
   Unrealized gain on short-term investments (Note 1)                                           -              20
                                                                                          -------         -------

           Total stockholders' equity                                                      35,499          34,166
                                                                                          -------         -------

TOTAL                                                                                     $48,508         $44,790
                                                                                          =======         =======


See notes to consolidated financial statements.

RF MONOLITHICS, INC.

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED AUGUST 31, 1999, 1998 AND 1997
(In Thousands, Except Per-Share Amounts)
--------------------------------------------------------------------------------

                                                                            1999            1998            1997
SALES (Note 9)                                                            $51,297         $55,172         $47,692

COST OF SALES                                                              35,950          33,549          28,136
                                                                          -------         -------         -------

GROSS PROFIT                                                               15,347          21,623          19,556

OPERATING EXPENSES:
   Research and development                                                 5,697           5,081           4,169
   Sales and marketing                                                      5,415           5,646           5,842
   General and administrative                                               3,092           2,889           3,391
   Litigation (Note 12)                                                         -             641               -
                                                                          -------         -------         -------

           Total                                                           14,204          14,257          13,402
                                                                          -------         -------         -------

INCOME FROM OPERATIONS                                                      1,143           7,366           6,154

OTHER INCOME (EXPENSE):
   Interest income                                                            268             306             288
   Interest expense                                                          (420)           (325)           (351)
   Other                                                                        7              33             (79)
                                                                          -------         -------         -------

           Total                                                             (145)             14            (142)
                                                                          -------         -------         -------

INCOME BEFORE INCOME TAXES                                                    998           7,380           6,012

INCOME TAX EXPENSE (Note 10) - Current and deferred                           269           2,620           2,205
                                                                          -------         -------         -------

NET INCOME                                                                $   729         $ 4,760         $ 3,807
                                                                          =======         =======         =======

EARNINGS PER SHARE :
   Basic                                                                    $0.13           $0.86           $0.70
                                                                          =======         =======         =======

   Diluted                                                                  $0.12           $0.80           $0.66
                                                                          =======         =======         =======

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING:
   Basic                                                                    5,783           5,551           5,379
                                                                          =======         =======         =======

   Diluted                                                                  5,932           5,978           5,790
                                                                          =======         =======         =======

See notes to consolidated financial statements.

RF MONOLITHICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
YEARS ENDED AUGUST 31, 1999, 1998 AND 1997
(In Thousands)
--------------------------------------------------------------------------------


                                                                                                                Retained
                                                                          Common Stock  Additional              Earnings
                                                                        ---------------  Paid-In    Treasury  (Accumulated
                                                                        Shares   Amount  Capital     Stock      Deficit)
BALANCE, SEPTEMBER 1, 1996                                               5,314     $5    $24,547      $   -     $(1,214)
   Common stock options exercised, including tax benefit (Note 10)         132      1        596          -           -
   Amortization of unearned compensation (Note 8)                            -      -          -          -           -
   Issuance of common stock under the Purchase Plan (Note 8)                68      -        392          -           -
   Comprehensive income:
      Change in unrealized gain on investments (Note 1)                      -      -          -          -       3,807
      Net income                                                             -      -          -          -           -


           Total comprehensive income
                                                                         -----   ----    -------   --------     -------

BALANCE, AUGUST 31, 1997                                                 5,514      6     25,535          -       2,593

   Common stock options exercised, including tax benefit (Note 10)          66      -        506          -           -
   Forfeiture of common stock grants                                        (1)     -         (7)         -           -
   Amortization of unearned compensation (Note 8)                            -      -          -          -           -
   Issuance of common stock under the Purchase Plan (Note 8)               117      -        828          -           -
   Comprehensive income:
      Change in unrealized gain on investments (Note 1)                      -      -          -          -       4,760
      Net income                                                             -      -          -          -           -


           Total comprehensive income
                                                                         -----   ----    -------   --------     -------

BALANCE, AUGUST 31, 1998                                                 5,696      6     26,862          -       7,353

   Common stock options exercised, including tax benefit (Note 10)          48      -        275          -           -
   Forfeiture of common stock grants                                        (4)     -        (26)         -           -
   Amortization of unearned compensation (Note 8)                            -      -          -          -           -
   Issuance of common stock under the Purchase Plan (Note 8)               135      -        932          -           -
   Treasury stock transactions                                               -      -          -       (227)          -
   Comprehensive income:
      Change in unrealized gain on investments (Note 1)                      -      -          -          -         729
      Net income                                                             -      -          -          -           -


           Total comprehensive income
                                                                         -----   ----    -------   --------     -------

BALANCE, AUGUST 31, 1999                                                 5,875     $6    $28,043      $(227)    $ 8,082
                                                                         =====   ====    =======   ========     =======


                                                                                           Unrealized
                                                                              Unearned       Gain on               Comprehensive
                                                                            Compensation   Investments     Total      Income

BALANCE, SEPTEMBER 1, 1996                                                       $(210)       $  -       $23,128

   Common stock options exercised, including tax benefit (Note 10)                   -           -           597
   Amortization of unearned compensation (Note 8)                                   68           -            68
   Issuance of common stock under the Purchase Plan (Note 8)                         -           -           392
   Comprehensive income:
      Change in unrealized gain on investments (Note 1)                              -           -          3,807        $3,807
      Net income                                                                     -           3              3             3
                                                                                                                         ------

           Total comprehensive income                                                                                    $3,810
                                                                               -------      ------        -------        ======

BALANCE, AUGUST 31, 1997                                                          (142)          3        27,995

   Common stock options exercised, including tax benefit (Note 10)                   -           -           506
   Forfeiture of common stock grants                                                 7           -             -
   Amortization of unearned compensation (Note 8)                                   60           -            60
   Issuance of common stock under the Purchase Plan (Note 8)                         -           -           828
   Comprehensive income:
      Change in unrealized gain on investments (Note 1)                              -           -          4,760        $4,760
      Net income                                                                     -          17             17            17
                                                                                                                         ------

           Total comprehensive income                                                                                    $4,777
                                                                               -------     -------        -------        ======

BALANCE, AUGUST 31, 1998                                                           (75)         20        34,166

   Common stock options exercised, including tax benefit (Note 10)                   -           -           275
   Forfeiture of common stock grants                                                26           -             -
   Amortization of unearned compensation (Note 8)                                   91           -            91
   Issuance of common stock under the Purchase Plan (Note 8)                      (447)          -           485
   Treasury stock transactions                                                       -           -          (227)
   Comprehensive income:
      Change in unrealized gain on investments (Note 1)                              -           -            729           729
      Net income                                                                     -         (20)           (20)          (20)
                                                                                                                         ------

           Total comprehensive income                                                                                    $  709
                                                                               -------     -------        -------        ======

BALANCE, AUGUST 31, 1999                                                         $(405)       $  -       $35,499
                                                                                ======     =======       =======

See notes to consolidated financial statements.

RF MONOLITHICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED AUGUST 31, 1999, 1998 AND 1997
(In Thousands)
--------------------------------------------------------------------------------

                                                                                              1999      1998      1997
OPERATING ACTIVITIES:
   Net income                                                                               $   729   $ 4,760   $ 3,807
   Noncash items included in net income:
      Deferred income taxes                                                                     (12)    1,002       652
      Depreciation and amortization                                                           4,328     3,750     2,947
      Provision for doubtful accounts                                                            82       103       157
      (Gain) loss on sale of assets                                                               -         -        (9)
      Amortization of unearned compensation                                                      90        60        68
   Cash from (used in) operating working capital:
      Trade receivables                                                                         435    (1,943)   (2,971)
      Inventories                                                                            (3,079)   (3,580)     (999)
      Prepaid expenses and other                                                               (232)      (15)     (425)
      Accounts payable - trade                                                                  905     1,265     1,102
      Accrued expenses and other liabilities                                                    (64)     (560)      993
      Income tax receivable                                                                    (851)
      Income taxes payable                                                                     (439)     (146)      531
                                                                                            -------   -------   -------

           Net cash from operating activities                                                 1,892     4,696     5,853
                                                                                            -------   -------   -------

INVESTING ACTIVITIES:
   Purchase of short-term investments                                                        (5,980)   (5,785)   (5,481)
   Proceeds from sale of short-term investments                                               6,858     5,875     5,028
   Acquisition of property and equipment                                                     (4,712)   (7,079)   (5,550)
   Proceeds from sale of assets                                                                   -         -        34
   Increase (decrease) in other assets                                                          (49)       13         9
                                                                                            -------   -------   -------

           Net cash used in investing activities                                             (3,883)   (6,976)   (5,960)
                                                                                            -------   -------   -------

FINANCING ACTIVITIES:
   Borrowings on notes payable                                                                3,100     1,500         -
   Repayments of notes payable                                                                 (500)     (500)   (1,500)
   Repayments of capital lease obligations                                                     (647)     (599)     (391)
   Borrowings (repayments) of accounts payable - construction and equipment                     (22)      262       462
   Common stock issued for options exercised                                                    275       506       598
   Common stock issued under the Purchase Plan                                                  485       828       391
   Common stock acquired under the Repurchase Program                                          (227)        -         -
                                                                                            -------   -------   -------

           Net cash from (used in) financing activities                                       2,464     1,997      (440)
                                                                                            -------   -------   -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                473      (283)     (547)

CASH AND CASH EQUIVALENTS:
   Beginning of year                                                                            199       482     1,029
                                                                                            -------   -------   -------

   End of year                                                                              $   672   $   199   $   482
                                                                                            =======   =======   =======

SUPPLEMENTAL INFORMATION:
   Interest paid                                                                            $   443   $   295   $   352
                                                                                            =======   =======   =======

   Income taxes paid                                                                        $ 1,524   $ 1,605   $   761
                                                                                            =======   =======   =======

   Noncash investing and financing activities - property and
      equipment acquisitions by capital leases                                              $    53   $    37   $   725
                                                                                            =======   =======   =======

See notes to consolidated financial statements.

RF MONOLITHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED AUGUST 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Business - RF Monolithics, Inc. designs, develops, manufactures and markets a broad range of radio frequency (RF) component and module products in four areas: low-power components, low-power Virtual Wire radio systems, frequency control modules and filters. The Company's products, which are based on surface acoustic wave (SAW) technology, address the growing requirements in the electronics markets for miniaturization, reduced power consumption, increased precision, and greater reliability and durability. These products are incorporated into application designs in five primary markets: automotive, computer, consumer, industrial and telecommunications, and are sold primarily in North America, Europe and Asia.

     Consolidated Financial Statements include the accounts of RF Monolithics, Inc. and, in 1999 and 1998, its wholly owned subsidiary, RFM Export, Inc. (referred to collectively as the Company). Significant intercompany balances and transactions are eliminated in consolidation.

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

     Short-Term Investments at August 31, 1999, represent primarily government obligations with original maturities at the date of acquisition of three or more months, which are classified as held-to-maturity and are stated at cost. Accrued income at August 31, 1999, is $76,000, which is included in prepaid expenses and other. Short-term investments at August 31, 1998, represent primarily government and corporate obligations with original maturities at the date of acquisition of three or more months, which are classified as available-for-sale and are stated at fair value. At August 31, 1998, the original investment costs were $5,383,671, resulting in unrealized gains of $31,000 ($20,000 net of tax). Because of the nature of the investments, the Company believes that there is very little credit risk in them.

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

     Research and Development Costs are expensed as incurred. These costs do not include nonrecurring engineering costs related to contract technology development sales, which are included in cost of sales.

     Deferred Income Taxes are provided under the asset and liability method for temporary differences in recognition of income and expense for tax and financial reporting purposes.

     Earnings per Share (EPS) is based on Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," which was adopted by the Company on February 28, 1998. Accordingly, Basic EPS is calculated using income available to common stockholders divided by the weighted average number of common shares outstanding during each year. Diluted EPS is similar to Basic EPS except that it is based on the weighted average number of common and potentially dilutive shares, from dilutive stock options, outstanding during each year.

     Stock-Based Compensation arising from stock option grants is accounted for by the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25. SFAS No. 123, ``Accounting for Stock-Based Compensation,'' was effective for the Company beginning September 1, 1998. This statement requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. As permitted by SFAS No. 123, the Company will continue to apply APB Opinion No. 25 to its stock-based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share (Note 8).

     New Accounting Standards - In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 is effective for all fiscal years beginning after December 31, 1997. The adoption of this standard by the Company in fiscal year 1999 did not require additional disclosure, since the Company does not have business segments as defined by SFAS No. 131.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes standards for measuring, classifying and reporting all derivative financial instruments in the financial statements. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company will adopt SFAS No. 133 beginning the first quarter of fiscal year 2001. The Company does not expect the adoption of these standards to have a material impact on the Company's financial position or results of operations.

     In April 1998, the Accounting Standards Executive Committee issued Statement of Position (SOP) No. 98-5, "Reporting on the Costs of Start-Up Activities," which requires start-up activities to be expensed as incurred. SOP No. 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. The adoption of this standard in fiscal year 1999 did not have a material impact on the Company's financial position or results of operations.

2.   INVENTORIES

     Inventories consist of the following (in thousands):

                                                                            1999            1998
Raw materials and supplies                                                    $ 5,713         $4,677
Work in process                                                                 3,099          2,139
Finished goods                                                                  2,781          1,698
                                                                              -------         ------

Total                                                                         $11,593         $8,514
                                                                              =======         ======

3.   PROPERTY AND EQUIPMENT

     Property and equipment consist of the following (in thousands):

                                                                            1999           1998
Machinery and equipment                                                       $23,116        $20,595
Equipment under capital leases (Note 6)                                         2,684          2,553
Construction in progress                                                        2,679          3,941
Leasehold improvements                                                          5,766          4,817
Computer software                                                               2,344            567
Office furniture                                                                  404            404
                                                                              -------        -------

Total                                                                          36,993         32,877

Less accumulated depreciation and amortization (including $1,500 and
   $1,067 in 1999 and 1998, respectively, for capital leases)                  19,348         15,748
                                                                              -------        -------

Property and equipment - net                                                  $17,645        $17,129
                                                                              =======        =======

     Construction in progress includes equipment and other assets not yet placed in service primarily related to increasing the capacity of the manufacturing facilities.

4.   OTHER ASSETS

     Other assets consist of the following (in thousands):

                                                                                  1999        1998
Patents, less accumulated amortization of $369 and $290 in 1999 and 1998,
    respectively                                                                  $ 277        $ 351
Patent deposits                                                                     205          156
Other                                                                                54           59
                                                                                  -----        -----

Total                                                                             $ 536        $ 566
                                                                                  =====        =====

5.   ACCRUED EXPENSES AND OTHER LIABILITIES

     Accrued expenses and other liabilities consist of the following (in thousands):

                                                                                  1999        1998
Accrued payroll and compensation                                                 $1,160       $  911
Other accrued expenses                                                            1,180        1,494
                                                                                 ------       ------

Total                                                                            $2,340       $2,405
                                                                                 ======       ======

6.   NOTES PAYABLE

     Notes payable at August 31, 1999 and 1998, consist of the following (in thousands):

                                                                                  1999        1998
Note payable under $7,500 revolving line-of-credit facility that expires December 31, 2000, bearing interest at the bank's prime floating rate or LIBOR (8.5% at August 31, 1999), subject to certain covenants generally related to working capital, stockholders' equity and earnings and collateralized by all accounts receivable, inventory and equipment purchased on or subsequent to March 1, 1996 (net book value of $6,985
at August 31, 1999), excluding leased equipment                                  $4,600       $1,500

Note payable under $2,500 equipment term loan facility payable in equal monthly installments, maturing five years from the date of each advance, bearing interest at the bank's prime floating rate or LIBOR
(8.5% to 8.9% at August 31, 1999), subject to certain covenants generally related to working capital, shareholders' equity and earnings and collateralized by certain equipment (net book value of $2,184 at
August 31, 1999)                                                                    505        1,005
                                                                                 ------       ------

Total                                                                             5,105        2,505

Less current portion                                                              5,100        2,000
                                                                                 ------       ------

Long-term portion                                                                $    5       $  505
                                                                                 ======       ======

Long-term debt matures as follows: $5,100 in 2000 and $5 in 2001.

     At August 31, 1999, the available unused balance under the revolving line-of-credit facility is $2.9 million.

7.   LEASES AND OTHER COMMITMENTS

     The Company has entered into noncancelable capital and operating lease agreements for its manufacturing facility and certain equipment. Rent expense under the operating leases in 1999, 1998 and 1997 was $1,828,000, $922,724 and $748,000, respectively. Minimum future rental commitments under the capital and operating leases at August 31, 1999, are as follows (in thousands):

                                                                              Capital
                                                                               Lease         Operating
                                                                            Obligations       Leases
Fiscal year ending August 31:
   2000                                                                            $365          $2,129
   2001                                                                              63           1,847
   2002                                                                               -           1,419
   2003                                                                               -             931
   2004                                                                               -               -
                                                                                   ----          ------

Total minimum payments                                                              428          $6,326
                                                                                                 ======

Less amounts representing interest                                                   13
                                                                                   ----

Total present value of net minimum lease payments at August 31, 1999                415

Less current portion                                                                352
                                                                                   ----

Long-term portion                                                                  $ 63
                                                                                   ====

     The Company had a $1,500,000 equipment lease facility with a bank that was fully utilized at August 31, 1996. Borrowings under this facility, which are presented as capital lease obligations, are due in monthly installments over a five-year period from the date of each advance.

     Lease obligations, which are presented as operating lease obligations in the above table, are under a $4,000,000 equipment lease facility, of which the Company had utilized $1,973,000 at August 31, 1999. Payments are due in monthly installments over a four-year period from the date of each advance.

     In September 1999, the Company renegotiated its $4,000,000 equipment lease facility, which extended its line of credit to $6,000,000. The Company utilized $2,486,000 of this renegotiated facility subsequent to fiscal year-end. Payments are due over a four-year period from the date of each advance.

8.   CAPITAL STOCK

     Preferred stock of 5,000,000 shares with $.001 par value is authorized; none was issued at August 31, 1999 and 1998. Rights, preferences and other terms of the preferred stock will be determined by the Board of Directors at the time of issuance.

     The following table reconciles the numerators and denominators used in the computation of both basic and diluted earnings per share:

                                                                   1999         1998         1997
Basic EPS computation:
Numerator:
      Net income                                                     $  729       $4,760       $3,807
   Denominator:
      Weighted average shares outstanding (000's)                     5,783        5,551        5,379
                                                                     ------       ------       ------

Basic EPS                                                            $  .13       $ 0.86       $ 0.70

Diluted EPS computation:
   Numerator:
      Net income                                                     $  729       $4,760       $3,807
   Denominator (000's):
      Weighted average shares outstanding                             5,783        5,551        5,379
      Stock option conversion                                           149          427          411
                                                                     ------       ------       ------

                                                                      5,932        5,978        5,790

Diluted EPS                                                          $ 0.12       $ 0.80       $ 0.66

     Stock Options - In 1999, the Company adopted the 1999 Incentive Stock Option Plan (the 1999 Plan). The Company has reserved 200,000 shares of common stock for this plan. Under the terms of the 1999 Plan, incentive options to purchase common stock and stock bonuses and rights to purchase restricted stock may be granted to non-officer employees at the discretion of the board of directors and subject to certain restrictions. Generally, one forty-eighth of the shares optioned become exercisable each month beginning at the date of grant. The options expire ten years after the date of grant. At August 31, 1999, there are 115,055 options outstanding and 83,459 options available for grant under this plan. A summary of the activity for the 1999 Plan follows:

                                                                                            Exercise
                                                                           Shares             Price
Options outstanding September 1, 1998                                        -              $      -

Granted - 1999                                                               135,500         6.063-8.875

Exercised - 1999                                                              (1,486)                  -

Expired - 1999                                                               (18,959)        6.063-8.875
                                                                             -------        ------------

Options outstanding at August 31, 1999                                       115,055         6.063-8.875
                                                                             =======

Exercisable at August 31, 1999                                                 8,941         6.063-8.875
                                                                             =======

     In October 1997, the Company amended and restated the terms of the 1982 Stock Option Plan and adopted the 1997 Equity Incentive Plan (1997 Plan). The Company has reserved 1,175,000 shares of common stock for this plan. Under terms of the 1997 Plan, nonqualified and incentive options to purchase common stock, and stock bonuses and rights to purchase restricted stock may be granted to key employees, directors or consultants at the discretion of the board of directors and subject to certain restrictions. Generally, one forty-eighth of the shares optioned become exercisable each month beginning at the date of grant. The options expire ten years after the date of grant. At August 31, 1999, there are 853,058 options outstanding and 103,042 options available for grant under this plan. A summary of the activity for the 1997 Plan follows:

                                                                                            Exercise
                                                                            Shares           Price
Options outstanding September 1, 1996                                          312,499    $  4.50-$6.00
Granted:
   1997                                                                        215,500      8.125-22.50
   1998                                                                        409,000     8.688-12.563
   1999                                                                        249,000       6.063-9.25
Exercised:
   1997                                                                        (31,276)     4.50-10.125
   1998                                                                        (45,734)     6.25-11.125
   1999                                                                        (28,054)       6.25-8.25
Expired:
   1997                                                                        (12,292)       6.25-8.25
   1998                                                                        (93,795)      6.25-22.25
   1999                                                                       (121,790)     6.25-12.563
                                                                              --------    -------------

Options outstanding at August 31, 1999                                         853,058       4.50-22.50
                                                                              ========

Exercisable at August 31, 1999                                                 386,277       4.50-22.50
                                                                              ========

     Under terms of the 1986 Stock Option Plan (1986 Plan), nonqualified options to purchase common stock may be granted to key employees and consultants at the discretion of the board of directors, subject to certain restrictions. Generally, one forty-eighth of the shares optioned become exercisable each month beginning at the date of grant. The options expire ten years after the date of grant. At August 31, 1999, there are 214,036 options outstanding and 17,123 options available for grant under this plan. A summary of the activity for the 1986 Plan is as follows:

                                                                                            Exercise
                                                                            Shares           Price
Options outstanding at September 1, 1996                                       346,088     $ 0.60-$9.00
Granted:
   1997                                                                              -                -
   1998                                                                              -                -
   1999                                                                         10,000            6.063
Exercised:
   1997                                                                        (93,718)       0.60-7.25
   1998                                                                        (20,613)       0.60-7.25
   1999                                                                        (18,425)       0.60-6.25
Expired:
   1997                                                                         (3,810)       0.60-4.50
   1998                                                                           (331)       0.60-4.50
   1999                                                                         (5,155)       0.60-4.50
                                                                               -------     ------------

Options outstanding at August 31, 1999                                         214,036       0.60-7.625
                                                                               =======

Exercisable at August 31, 1999                                                 210,058     $0.60-$7.625
                                                                               =======

     Under the terms of the Non-Employee Director Stock Option Plan (Director
     Plan), options to purchase common stock may be granted every January 1 to each director who is not an officer of the Company. One-fourth of the shares optioned become exercisable on the first anniversary of the date of grant and one forty-eighth of the shares optioned become exercisable each month thereafter, with all options fully exercisable four years after the date of grant. The options expire ten years after the date of grant. At August 31, 1999, there are 131,768 options outstanding and 36,000 options available for grants. A summary of the activity for the Director Plan is as follows:

                                                                                          Exercise
                                                                       Shares              Price
Options outstanding at September 1, 1996                                  64,500          $  6.00-$10.875
Granted:
   1997                                                                   13,500                   10.875
   1998                                                                   38,500           11.375-27.0625
   1999                                                                   22,500           11.375-27.0625
Exercised:
   1997                                                                   (7,232)                    6.50
   1998                                                                        -                        -
   1999                                                                        -                        -
                                                                         -------          ---------------

Options outstanding at August 31, 1999                                   131,768             6.00-27.0625
                                                                         =======

Exercisable at August 31, 1999                                            81,383          $ 6.00-$27.0625
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

                                                                                             Purchase
                                                                          Shares             Proceeds
Purchases as of September 1, 1996                                             24,310               $  138,896
Fiscal 1997                                                                   68,154                  392,021
Fiscal 1998                                                                  117,117                  827,666
Fiscal 1999                                                                   60,178                  485,524
                                                                             -------               ----------

Total                                                                        269,759               $1,844,107
                                                                             =======               ==========

     Common Shares reserved at August 31, 1999, for possible future conversion or issuance are as follows:

Options granted:
   1999 Plan                                                                                      115,055
   1997 Plan                                                                                      853,058
   1986 Plan                                                                                      214,036
   Director Plan                                                                                  131,768
                                                                                                ---------

           Total shares contingently issuable                                                   1,313,917

Options and purchase rights available for grants:
   1999 Plan                                                                                       83,459
   1997 Plan                                                                                      103,042
   1986 Plan                                                                                       17,123
   Director Plan                                                                                   36,000
   Purchase Plan                                                                                   80,241
                                                                                                ---------

           Total                                                                                  319,865
                                                                                                ---------

Total common shares reserved                                                                    1,633,782
                                                                                                =========

     Stock-Based Compensation - The Company applies APB Opinion No. 25 and related Interpretations in accounting for its stock option plans. No compensation cost (generally measured as the excess, if any, of the quoted market price of the common stock at the date of the grant over the amount an employee must pay to acquire the common stock) has been recognized for the Company's stock option plans. SFAS No. 123 prescribes a method to record compensation cost for stock-based employee compensation plans at fair value, but allowed disclosure as an alternative. Pro forma disclosures as if the Company had adopted the cost recognition requirements under SFAS No. 123 are presented below. The pro forma compensation cost may not be representative of that expected in future years.

                                                                               Years Ended
                                                           --------------------------------------------------
                                                                 1999              1998              1997
Net (loss) income (in thousands):
   As reported                                                   $    729           $  4,760         $  3,807
   Pro forma                                                         (344)             4,126            3,455

Earnings per share - diluted:
   As reported                                                   $   0.12           $   0.80         $   0.66
   Pro forma                                                        (0.05)              0.69             0.60

Stock options issued                                              490,700            475,500          229,000

Weighted average exercise price                                  $   5.58           $  12.86         $   9.40

Average compensation value of options
   granted per option                                            $   3.95           $   3.82         $   4.75

     Compensation cost (for current-year grants) was calculated in accordance with the binomial model, using the following assumptions: (i) expected volatility computed using the monthly average of the Company's common stock market price as listed on the New York Stock Exchange for the period

     July 28, 1994, date of the Company's initial public offering, through August 1998, which market price volatility averaged 60%; (ii) expected dividend yield of 0%; (iii) expected option term of six years; and (iv) risk-free rate of return as of the date of grant, which ranged from 5.5% to 6.5%, based on extrapolated yield of five- and seven-year U.S. Treasury securities.

     Common Stock Grants - In January 1995, the Company granted 51,700 shares of its common stock to key employees of the Company. Based on a share price of $7.00 per share at the measurement date, the Company recorded unearned compensation of $361,900. One-fourth of the shares granted became exercisable on November 27, 1996, November 27, 1997, November 27, 1998, and November 27, 1999, respectively. During 1996, 1998 and 1999, certain employees who were granted 17,000, 1,000 and 500 shares, respectively, terminated their employment with the Company. All shares granted to these employees were reacquired and retired. Compensation expense related to remaining common stock grants was approximately $56,000, $60,000 and $68,000 in 1999, 1998 and 1997, respectively.

     In April 1999, the Company granted 73,700 shares of its common stock to key employees of the Company. Based on a share price of $6.06 per share at the measurement date, the Company recorded unearned compensation of $446,800. One-fourth of the shares granted become exercisable on May 1, 2000, May 1, 2001, May 1, 2002, and May 1, 2003. During 1999, certain employees who were granted 3,600 shares terminated their employment with the Company. All shares granted to these employees were reacquired and retired. Compensation expense related to remaining common stock grants was approximately $34,000 in 1999.

     Stockholder Rights Plan - In December 1994, the Company adopted a stockholder rights plan. In connection with the adoption of such plan, the Company reserved 250,000 shares of its Series A Junior Participating Preferred Stock, $.001 par value, and declared a dividend of one preferred share purchase right (a Right) for each outstanding share of common stock, par value $.001 per share (the Common Shares), of the Company. The dividend of 4,965,847 Rights was issued to the stockholders of record on January 16, 1995. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $.001 per share (the Preferred Shares), at a price of $74.40 per one one-hundredth of a Preferred Share, subject to adjustment. The Rights become exercisable on the earlier of the tenth day after the public announcement of acquisition by a person or group of persons, not including an exempt person as defined by the stockholder rights plan, of 15% or more of the Company's common shares outstanding on the tenth business day after the date of first public announcement of the intention of a person or group of persons to commence a tender or exchange offer to acquire 15% or more of the Company's common shares outstanding. When issued, the Preferred Shares have dividend and voting rights that are defined in the Rights plan. The Rights may be redeemed by the Company at a redemption price of $.01 per Right in accordance with the Rights plan, and the Rights expire on December 20, 2004.

9.   EXPORT SALES

     Export sales to foreign markets are as follows (in thousands):

                                 1999                                    1998                                  1997
                   ------------------------------------   -----------------------------------   -------------------------------
                                            As a                                  As a                                  As a
                                         Percentage                            Percentage                            Percentage
                                          of Total                              of Total                              of Total
                         Sales            Revenue               Sales            Revenue              Sales            Revenue
Export sales:
   France                   $ 6,001            11.7%               $ 6,560           11.9%               $ 3,347            7.0%
   Germany                    6,120            11.9                  5,113            9.3                  3,339            7.0
   Other European             7,639            14.9                  7,857           14.2                  8,503           17.8
   Asia                       7,150            13.9                  8,165           14.8                  6,695           14.0
   Other                      2,082             4.1                  3,752            6.8                  2,133            4.5
                            -------            ----                -------           ----                -------           ----

Total export sales          $28,992            56.5%               $31,447           57.0%               $24,017           50.3%
                            =======            ====                =======           ====                =======           ====

     There are no assets separately identified with foreign sales, and the profitability of such sales is similar to that of domestic sales.

10.  INCOME TAXES

     The tax effects of significant items comprising the Company's net deferred income tax benefits as of August 31, 1999 and 1998, are as follows (in thousands):

                                                                                 1999        1998
Accruals and valuation allowances not currently deductible                         $ 146       $ 342
Inventory costs capitalized for tax purposes                                         216         177
Tax credit carryforwards                                                             285         116
                                                                                   -----       -----

Total current deferred income tax benefit                                          $ 647       $ 635
                                                                                   =====       =====

     Management believes that no valuation allowance against the deferred tax benefits is necessary at August 31, 1999 or 1998.

     The resulting income tax expense (benefit) is shown below (in thousands):

                                                                     1999          1998         1997
Current - federal                                                      $ 232         $1,470       $1,359
Current - state                                                           49            148          194
Deferred                                                                 (12)         1,002          652
                                                                       -----         ------       ------

                                                                       $ 269         $2,620       $2,205
                                                                       =====         ======       ======

     A reconciliation between income taxes computed at the federal statutory rate and income tax expense is shown below (in thousands):

                                                                    1999          1998         1997
Income taxes computed at federal statutory rate                       $ 339        $2,510        $2,044
State income tax expense - net of federal
   income tax benefit                                                    11           117           128
Research and development tax credit                                       -             -             -
Expiration of investment and research and development
  tax credits                                                             -             -             -
Expenses not deductible for tax purposes                                 17            20            20
Effect on tax of foreign sales corporation                              (98)         (101)
Other                                                                     -            74            13
                                                                      -----        ------        ------

Total income tax expense                                              $ 269        $2,620        $2,205
                                                                      =====        ======        ======

     As of August 31, 1999, the Company has income tax carryforwards related to alternative minimum federal income tax benefits of $285,000 available to reduce future federal income tax liabilities.

11.  EMPLOYEE BENEFIT PLAN

     The Company has a profit sharing plan under Section 401(k) of the Internal Revenue Code, which covers substantially all employees. The Company may match employee contributions at a rate determined by the board of directors. Matching contributions of $140,000 and $81,000 were made in 1999 and 1998, respectively. No matching contributions were made in 1997.

12.  LITIGATION AND CONTINGENCIES

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

13.  QUARTERLY INFORMATION (UNAUDITED)

     Selected unaudited quarterly financial data is as follows (in thousands, except per-share amounts):

                                           Fiscal 1999 Quarter Ended                           Fiscal 1998 Quarter Ended
                                  ---------------------------------------------      ------------------------------------------
                                   Nov. 30       Feb. 28    May 31     Aug. 31        Nov. 30      Feb. 28    May 31    Aug. 31
Sales                                 $12,880    $13,102    $12,967    $12,348            $12,882   $13,214   $14,595    $14,481

Cost of sales                           8,338      8,516      8,263     10,833              7,634     7,889     8,708      9,318
                                      -------    -------    -------    -------            -------   -------   -------    -------

Gross profit                            4,542      4,586      4,704      1,515              5,248     5,325     5,887      5,163

Operating expenses:
   Research and development             1,144      1,509      1,155      1,889              1,467     1,313     1,276      1,025
   Sales and marketing                  1,296      1,322      1,378      1,419              1,394     1,476     1,557      1,219
   General and administrative             655        735        785        917                667       819       774        629
   Litigation                               -          -          -          -                 61       580
                                      -------    -------    -------    -------            -------   -------   -------    -------

           Total                        3,095      3,566      3,318      4,225              3,589     4,188     3,607      2,873
                                      -------    -------    -------    -------            -------   -------   -------    -------

Income (loss) from operations           1,447      1,020      1,386     (2,710)             1,659     1,137     2,280      2,290

Other income (expense), net               (17)       (20)       (49)       (59)                 7        15       (43)        35
                                      -------    -------    -------    -------            -------   -------   -------    -------

Income (loss) before
   income taxes                         1,430      1,000      1,337     (2,769)             1,666     1,152     2,237      2,325

Income tax expense (benefit)              507        355        475     (1,068)               633       412       778        797
                                      -------    -------    -------    -------            -------   -------   -------    -------

Net income (loss)                     $   923    $   645    $   862    $(1,701)           $ 1,033   $   740   $ 1,459    $ 1,528
                                      =======    =======    =======    =======            =======   =======   =======    =======

Earnings per share:
   Basic                                $0.16      $0.11      $0.15     $(0.29)             $0.19     $0.13     $0.26      $0.27
                                      =======    =======    =======    =======            =======   =======   =======    =======

   Diluted                              $0.16      $0.11      $0.15     $(0.28)             $0.17     $0.12     $0.24      $0.26
                                      =======    =======    =======    =======            =======   =======   =======    =======

Weighted average common
   shares outstanding:
   Basic                                5,708      5,744      5,818      5,864              5,520     5,586     5,628      5,687
                                      =======    =======    =======    =======            =======   =======   =======    =======

   Diluted                              5,890      5,927      5,894      6,010              5,992     5,949     5,979      5,849
                                      =======    =======    =======    =======            =======   =======   =======    =======

14.  SUBSEQUENT EVENT (UNAUDITED)

     On November 22, 1999, the Company announced an estimated loss for the first quarter of fiscal year 2000. As a result of this loss, there may be violations of one or more debt covenants. The Company intends to negotiate for a waiver or modification of any such covenant violations.

                                    ******