Form 10-Q
period 1999-11-30
RF MONOLITHICS INC /DE/
filed 2000-01-14
CIK 922204

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                           _________________________


                                   FORM 10-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934


               For the Quarterly Period Ended November 30, 1999


                          Commission File No. 0-24414


                             RF Monolithics, Inc.

             (Exact name of registrant as specified in its charter)


                          ___________________________



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

                    [X] Yes                        [  ]  No

As of December 31, 1999, 5,954,839 shares of the Registrant's Common Stock, $.001 par value, were outstanding.

                             RF MONOLITHICS, INC.

                                   FORM 10-Q

                        QUARTER ENDED NOVEMBER 30, 1999

                               TABLE OF CONTENTS


   Item
   Number                                                                  Page
  --------                                                                -----
              PART I. CONDENSED CONSOLIDATED FINANCIAL INFORMATION

    1.     Condensed Consolidated Financial Statements:
            Condensed Consolidated Balance Sheets
              November 30, 1999 (Unaudited), and August 31, 1999            1

            Condensed Consolidated Statements of Income - Unaudited
             Three Months Ended November 30, 1999 and 1998                  2

            Condensed Consolidated Statements of Cash Flows - Unaudited
             Three Months Ended November 30, 1999 and 1998                  3

            Notes to Condensed Consolidated Financial Statements            4

    2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                            6

                         PART II. OTHER INFORMATION

    1.      Legal Proceedings                                               13

    2.      Changes in Securities                                           13

    3.      Defaults Upon Senior Securities                                 13

    4.      Submission of Matters to a Vote of Security Holders             13

    5.      Other Information                                               13

    6.      Exhibits and Reports on Form 8-K                                13


                                  SIGNATURES

             PART I.  CONDENSED CONSOLIDATED FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RF MONOLITHICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
-------------------------------------------------------------------------------

                                                               November 30,           August 31,
ASSETS                                                             1999                 1999
                                                               (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                    $   895               $    672
   Short-term investments                                         4,125                  4,516
   Trade receivables - net                                        8,134                 10,840
   Inventories                                                   11,498                 11,593
   Prepaid expenses and other                                       895                  1,208
   Income taxes receivable                                        2,509                    851
   Deferred income tax benefits                                     876                    647
                                                                -------               --------

                 Total current assets                            28,932                 30,327

PROPERTY AND EQUIPMENT - Net                                     16,739                 17,645

OTHER ASSETS - Net                                                  624                    536
                                                                -------               --------

TOTAL                                                           $46,295               $ 48,508
                                                                =======               ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt and line of credit         $ 7,143               $  5,452
   Accounts payable - trade                                       4,564                  4,305
   Accounts payable - construction and equipment                    418                    844
   Accrued expenses and other liabilities                         2,290                  2,340
                                                                -------               --------

                 Total current liabilities                       14,415                 12,941

LONG-TERM DEBT                                                       41                     68

STOCKHOLDERS' EQUITY:
   Common stock:   5,923 and 5,875 shares issued                      6                      6
   Additional paid-in capital                                    28,170                 28,043
   Treasury stock, 36 common shares                                (227)                  (227)
   Retained earnings                                              4,224                  8,082
   Unearned compensation                                           (334)                  (405)
   Unrealized gain on short-term investments                         --                     --
                                                                -------               --------

                 Total stockholders' equity                      31,839                 35,499
                                                                -------               --------

TOTAL                                                           $46,295               $ 48,508
                                                                =======               ========

See notes to condensed consolidated financial statements.

RF MONOLITHICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
(In Thousands, Except Per-Share Amounts)
--------------------------------------------------------------------------------

                                                                                      Three Months Ended
                                                                                         November 30,
                                                                                  --------------------------
                                                                                     1999            1998
                                                                                                    C>
SALES                                                                              $ 9,329          $12,880

COST OF SALES                                                                       10,766            8,338
                                                                                   -------          -------

GROSS PROFIT                                                                        (1,437)           4,542

OPERATING EXPENSES:
   Research and development                                                          1,231            1,144
   Sales and marketing                                                               1,496            1,296
   General and administrative                                                        1,265              655
                                                                                   -------          -------

                 Total operating expenses                                            3,992            3,095
                                                                                   -------          -------

INCOME (LOSS) FROM OPERATIONS                                                       (5,429)           1,447

OTHER INCOME (EXPENSE):
   Interest income                                                                      55               66
   Interest expense                                                                   (175)             (93)
   Other expense                                                                        (4)              10
                                                                                   -------          -------

                 Total                                                                (124)             (17)
                                                                                   -------          -------

INCOME (LOSS) BEFORE INCOME TAXES                                                   (5,553)           1,430

INCOME TAX (BENEFIT) EXPENSE                                                        (1,694)             507
                                                                                   -------          -------

NET (LOSS) INCOME                                                                  $(3,859)         $   923
                                                                                   =======          =======

EARNINGS PER SHARE
   Basic                                                                           $ (0.68)         $  0.16
                                                                                   =======          =======
   Diluted                                                                         $ (0.68)         $  0.16
                                                                                   =======          =======
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
   Basic                                                                             5,716            5,708
                                                                                   =======          =======
   Diluted                                                                           5,716            5,890
                                                                                   =======          =======

See notes to condensed consolidated financial statements.

RF MONOLITHICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(In Thousands)
-------------------------------------------------------------------------------

                                                                                         Three Months Ended
                                                                                             November 30,
                                                                                       ---------------------
                                                                                            1999       1998
OPERATING ACTIVITIES:
   Net (loss) income                                                                       $(3,859)  $   923
   Noncash items included in net (loss) income:
      Deferred taxes                                                                          (448)      257
      Depreciation and amortization                                                          1,217     1,050
      Provision for doubtful accounts                                                           15        30
      Amortization of unearned compensation                                                     40        -
      Other                                                                                     33        13
   Cash from (used in) operating working capital:
      Trade receivables                                                                      2,691     1,514
      Inventories                                                                               95    (2,343)
      Prepaid expenses and other                                                               313       117
      Accounts payable - trade                                                                 260     1,522
      Accrued expenses and other liabilities                                                   (51)      (93)
      Income taxes payable/receivable                                                       (1,439)      170
                                                                                           -------   -------

                  Net cash (used in) from operations                                        (1,133)    3,160

INVESTING ACTIVITIES:
   Increase in short-term investments                                                       (1,099)   (1,909)
   Decrease in short-term investments                                                        1,490     2,136
   Acquisition of property and equipment                                                      (292)   (2,792)
   Decrease (increase) in other assets                                                        (107)        2
                                                                                           -------   -------

                 Net cash used in investing activities                                          (8)   (2,563)

FINANCING ACTIVITIES:
   Repayments of notes payable                                                                (125)     (125)
   Repayments of capital lease obligations                                                    (211)     (156)
   Borrowings (repayments) of accounts payable - construction and equipment                   (426)      441
   Borrowings of line of credit                                                              2,000         -
   Common stock issued for options exercised                                                   126       123
                                                                                           -------   -------

                 Net cash from financing activities                                          1,364       283
                                                                                           -------   -------

INCREASE IN CASH AND CASH EQUIVALENTS                                                          223       880

CASH AND CASH EQUIVALENTS:
   Beginning of period                                                                         672       199
                                                                                           -------   -------

   End of period                                                                           $   895   $ 1,079
                                                                                           =======   =======

SUPPLEMENTAL INFORMATION:
   Interest paid                                                                           $   175   $    93
                                                                                           =======   =======

   Income taxes paid                                                                       $    95   $    73
                                                                                           =======   =======

See notes to condensed consolidated financial statements.

RF MONOLITHICS, INC.


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.   INTERIM FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, that in the opinion of the management of RF Monolithics, Inc. (the "Company" or "RFM") are necessary for a fair presentation of the Company's financial position as of November 30, 1999, and the results of operations and cash flows for the three months ended November 30, 1999 and 1998. These unaudited interim condensed financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended August 31, 1999, filed with the Securities and Exchange Commission.

Operating results for the three months ended November 30, 1999, are not necessarily indicative of the results to be achieved for the full fiscal year ending August 31, 2000.

2.   INVENTORIES

Inventories consist of the following (in thousands):

                                                                                 Nov. 30,       Aug. 31,
                                                                                   1999           1999
     Raw materials and supplies                                                  $ 5,702        $ 5,713
     Work in process                                                               2,525          3,099
     Finished goods                                                                3,271          2,781
                                                                                 -------        -------
     Total                                                                       $11,498        $11,593
                                                                                 =======        =======


3.   PROPERTY AND EQUIPMENT

Property and equipment includes construction in progress of $2,972,000 at November 30, 1999, and $2,679,000 at August 31, 1999, which is composed of equipment and other assets not yet placed in service primarily related to increasing the capacity of the Company's manufacturing facilities.

4.   CREDIT FACILITIES

In December 1999, the Company utilized $1.8 million available under a $6.0 million equipment-collateralized lease facility. This utilization will be recorded as an operating lease. The Company still has a $1.7 million equipment-collateralized lease facility with a commercial bank, to be advanced in stages prior to December 31, 2000.

As of November 30, 1999, the Company was in violation of certain covenants in regards to a $7.5 million line of credit with a commercial bank. The Company has negotiated a revised agreement, in which the bank has waived the covenant violation for the period ended November 30, 1999, and modified the terms and conditions of the agreement, resulting in covenants that the Company does not expect will result in a covenants violation during the balance of the fiscal year. In addition, the structure of the loan has been modified to tie amounts borrowed under the agreement to a borrowing base consisting of certain receivables, inventory fixed assets and marketable securities, all of which are pledged as collateral. Additionally, the expiration date of the line of credit was changed to December 31, 2000. The Company plans to negotiate an extension of the credit facility beyond that date.

5.   CAPITAL STOCK

During the first quarter of 1999, the Company granted to employees Non-qualified Stock Options to purchase 115,500 shares of the Company's Common Stock at an exercise price, which was the market value on the date of grant, ranging between $6.375 to $9.875. The options were granted in accordance with the Company's 1999 Equity Incentive Plan (representing 45,500 shares) and the 1997 Equity Incentive Plan (representing 70,000 shares).

On December 9, 1999, the Company also granted to employees Non-qualified Stock Options to purchase 51,000 shares of the Company's Common Stock and Incentive Stock Options to purchase 12,000 shares of the Company's Common Stock, both at an exercise price of $6.00, the market value on the date of grant. The options were granted in accordance with the Company's 1999 Equity Incentive Plan and the 1997 Equity Incentive Plan, respectively, resulted in approximately 1,000 and 69,000 shares of Common Shares remaining available for grant under the plans, respectively, at December 31, 1999.

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

Reconciliation of share amounts is as follows (in thousands):

                                                                          Three Months ended
                                                                             November 30,
                                                                      -------------------------
                                                                        1999             1998
     Shares outstanding for basic
          earnings per share                                            5,716            5,708
     Effect of dilutive stock options                                       -              182
                                                                        -----            -----
     Shares outstanding for dilutive
          earnings per share                                            5,716            5,890
                                                                        =====            =====

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion may be understood more fully by reference to the financial statements, notes to the financial statements, and management's discussion and analysis contained in the Company's Annual Report on Form 10-K for the year ended August 31, 1999, filed with the Securities and Exchange Commission.

General

     RFM offers products in four product areas: low-power components, Virtual Wire(R) short-range radio device systems, frequency control modules and filters. The Company sells to original equipment manufacturers in automotive, computer, consumer, industrial and telecommunications market segments worldwide.

     Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section and those discussed in the Company's Form 10-K for the year ended August 31, 1999.

     The Company incurred a significant loss in the first quarter of its fiscal year 2000. As a result, it does not expect to overcome this loss this year and anticipates reporting a loss for fiscal year 2000.

Results of Operations

     The following discussion relates to the financial statements of the Company for the three months ended November 30, 1999 (current quarter), of the fiscal year ending August 31, 2000, in comparison to the three months ended November 30, 1998 (comparable quarter of the prior year). In addition, certain comparisons with the three months ended August 31, 1999 (previous quarter), are provided where management believes it is useful to the understanding of trends.

     The selected financial data for the periods presented may not be indicative of the Company's future financial condition or results of operations.

     The following table sets forth, for the three months ended November 30, 1999 and 1998, (i) the percentage relationship of certain items from the Company's statements of income to sales and (ii) the percentage change in these items between the current period and the comparable period of the prior year:

                                                            Percentage of                Percentage Change
                                                             Total Sales                From Quarter Ended
                                                     -----------------------
                                                           Quarter Ended                 November 30,1998
                                                             November 30,                to Quarter Ended
                                                     -----------------------
                                                          1999          1998             November 30, 1999
                                                     -----------------------             -----------------
     Sales                                                 100 %         100%                   (28)%
     Cost of sales                                         115            65                     29
                                                           ---           ---                  -----
       Gross profit                                        (15)           35                   (132)
                                                           ---           ---                  -----
     Research and development                               13             9                      8
     Sales and marketing                                    16            10                     15
     General and administrative                             14             5                     93
                                                           ---           ---                  -----
          Total operating expenses                          43            24                     29
                                                           ---           ---                  -----
          Income (loss) from operations                    (58)           11                   (475)
     Other expense, net                                     (1)            -                    629
                                                           ---           ---                  -----
     Income (loss) before income taxes                     (59)           11                   (488)
     Income tax (benefit) expense                          (18)            4                   (434)
                                                           ---           ---                  -----
          Net(loss) income                                 (41)%           7%                  (518)%
                                                           ===           ===                  =====


Sales

     The following table sets forth the components of the Company's sales and the percentage relationship of the components to sales by product area for the periods ended as indicated (in thousands, except percentage data):

                                                                   Quarter Ended
                                            --------------------------------------------------------------
                                                     November 30,                      November 30,
                                                        1999                              1998
                                            ----------------------------       ---------------------------
                                                Amounts       % of Total         Amounts        % of Total
                                            ----------------------------       ---------------------------
     Low-power components                         $6,424            69%          $  9,211             72%
     Virtual Wire(R) radio device systems          1,525            16              1,049              8
     Frequency control modules                       488             5              1,082              8
     Filters                                         779             9              1,492             12
     Technology development sales                    113             1                 46              0
                                                  ------           ---            -------           ----

     Sales                                        $9,329           100%          $ 12,880            100%
                                                  ======           ===           ========           ====


          Total sales decreased 28% in the current quarter compared to the comparable quarter of the prior year and decreased 24% compared to the previous quarter. The decrease was primarily due to a decline in quarterly turns business and the Company's decision not to offer special sales promotions programs to make up the revenue shortfall because of the potential impact such promotions have on long-term gross margins. This greatly effected the Company's largest product line, low-power components, which had a 30% decrease in sales from the comparable quarter of the prior year. Additionally, the low-power component product line experienced a decline in the average per unit selling price of approximately 13% due to competitive pressures in the current quarter compared to the comparable quarter of the prior year, continuing a trend towards lower average selling prices. The Company expects the trend towards lower prices will continue into future periods. As a result, sales for low-power components may not increase, or return to the levels they had been in previous periods

     Virtual Wire(R) short-range radio device systems sales in the current quarter increased 45% in comparison to the comparable quarter of the prior year. This was primarily attributable to an increased number of units sold for those products, offset by a decrease in average selling price. The Company has devoted significant capital and technical, sales and marketing resources to the Virtual Wire(R) short-range radio device systems products, including the recent introduction of a second generation of transmitter and receiver products, as well as the transceiver (two way communication) product. The Company believes these products offer robust operation, small size, low-power consumption and low costs for short-range wireless data applications. The Company is helping a number of customers incorporate these products into a wide variety of new applications. The timing of when any sales resulting from such new applications reach the production phase is dependent upon the timing of both the customers' product development cycles and their product introduction cycles. As a result, it is difficult to predict when, or if, these new products will have a significant impact on the Company's sales.

     Sales of filter products decreased 48% from the comparable quarter of the prior year, and decreased 26% from the previous quarter. The decreases were mainly due to variations in the delivery schedule of a major customer, as well as that customer's conversion to lower price products. The Company has devoted significant resources to developing and supporting the growth of its filter products. The product development and introduction cycle for filter products takes between six to eighteen months to complete. As a result, it is difficult to predict when, or if, this strategy to focus on filter products will have a significant impact on the Company's sales.

     The Company's top five customers accounted for approximately 34%, 31% and 33% of the Company's sales in the current quarter, the comparable quarter of the prior year and the previous quarter, respectively. No single customer accounted for more than 10% of sales.

     International sales were approximately 57%, 54% and 57% of the Company's sales during the current quarter, the comparable quarter of the prior year and the previous quarter, respectively. The Company considers all product sales with a delivery destination outside of North America to be international sales. These sales are denominated primarily in U.S. currency. The Company intends to continue its focus on international sales in the future and expects that international sales will continue to represent a significant portion of its business. However, international sales are subject to fluctuations as a result of local economic conditions and competition. Therefore, the Company cannot predict whether it will continue to derive a significant portion of its business from international sales.

     While the Company has achieved sales increases in prior periods, there can be no assurance that this can be achieved in future periods. The Company's success is highly dependent on achieving technological advances in its product design and manufacturing capabilities, as well as its ability to sell its products in a competitive marketplace that can be influenced by outside factors such as economic and regulatory conditions. Competition includes alternative technologies or from competitors duplicating the Company's technologies may adversely affect the selling prices and market share.

Gross Profit

     The current quarter gross margin of a negative 15.4% decreased from 35.3% in the comparable quarter of the prior year and decreased from 12.3% gross margin in the previous quarter. The decrease was due several factors and occurred in most of the product lines. The first factor was the decline in sales that resulted in a large fixed cost base to be allocated across fewer units.
The second factor was decrease in yield and productivity from historical rates, resulting in fewer units produced and therefore relatively high per unit manufacturing costs. The manufacturing of the Company's products is an extremely complex process that is sensitive to a wide variety of factors, which can and have adversely effected yield and productivity in the first quarter. The Company's management is focused on returning the manufacturing process to historical productivity levels and long term cost reduction. There can be no assurance when or if this focus will result in lower manufacturing costs.

     The third factor decreasing gross margins was the continuing decline in per-unit selling prices, for the Company's Low Power Component and Virtual Wire(R) short-range radio device systems due to competitive pressures. The Company expects this trend in reduced sales prices to continue in both of these product lines. The decrease in selling prices causes the need to produce more units to reach the same sales dollars. The Company has added equipment and other manufacturing overhead costs to increase the capacity in each of its facilities. If additional sales dollars are not obtained in future periods, increased per-unit manufacturing costs could occur. It is not certain if the Company can reduce per unit manufacturing costs in future periods to the same extent as the decrease in selling prices. If sufficient cost reductions are not made, gross margins would be adversely impacted in a material way. The Company is attempting to reduce the impact of turns orders on average selling prices by greatly diminishing the practice of offering inducements for turns business. The Company understands the result of this decision caused a decrease in turns business and therefore overall sales levels in the current and the next quarter. However, it is believed that the long-term benefits of this decision will allow for more predictable manufacturing costs and result in improved gross margins. The Company may not be able to increase or maintain its sales levels without a significant portion of turns business.

     Another factor decreasing margins in the current quarter were $1.2 million in special charges that the Company took in Cost of Sales. This primarily related to the transition to new products, including continuing product introduction costs for the transceiver and costs related to the conversion to second Virtual Wire(R) short-range radio module products. As of the end of the current quarter, the Company had completed the development of 15 of the 20 products currently planned in this product family.

     A final factor was the fact that the Company has experienced a significant change in the mix of its product sales. In the current quarter, low-power Virtual Wire(R) short-range radio module product sales increased to 16% of total sales, while all of the other product lines declined as a percentage of total sales. This shift in product sales mix from a historically higher margin product to a currently lower margin product has produced an overall reduction in gross profit. The Company expects the change in mix to continue but also believes that the negative impact on gross margins will be reduced significantly as the second generation of the transceiver and related low-power Virtual Wire(R) short-range radio products represent the majority of total production later in fiscal 2000. The second-generation products are designed to be more cost effective than first generation products. Because of the uncertainty of volume and the new product introduction process, the Company may not be able to manufacture these future generation products at a cost low enough to produce an improved gross profit margin result.

     The Company has in the past experienced sudden increases in demand which have put pressure on its manufacturing facilities to increase capacity to meet this demand. In addition, new products sometimes require different manufacturing processes than the Company currently possesses. The Company has devoted the bulk of its capital expenditures over the post few years to increase capacity and improve its manufacturing processes. The Company may not be able to continue to increase its manufacturing capacity and improve its manufacturing processes in a timely manner so as to take advantage of any increased market demand. Failure to do this would result in a loss of potential sales in the periods impacted.

Research and Development

     Research and development expenses in the current quarter increased approximately $87,000, or 8%, from the comparable quarter of the prior year, primarily due to increased personnel costs. The Company believes that the continued development of its technology and new products is essential to its success and is committed to continue to devote significant resources to research and development. The Company expects that research and development expenses may increase, or stay approximately the same in absolute dollars in future periods.

Sales and Marketing

     Current quarter sales and marketing expenses increased approximately $200,000. Increased sales and marketing expenses related primarily to increased sales commission expenses related to the completion of the Company's sales program to increase coverage around the world. The Company expects to incur higher sales and marketing expenses in absolute dollars in future periods as it continues to expand its sales and marketing efforts.

General and Administrative

     General and administrative expenses for the current quarter increased approximately $610,000, or 93%, from the prior comparable period. This increase mainly resulted from severance costs related to work force reductions. The Company expects general and administrative expenses will return to more normal levels in future periods.

Income (Loss) from Operations

     Loss from operations was ($5.4 million), or (58%) of total sales in the current quarter, compared to income from operations of $1.4 million or 11% of sales in the comparable quarter of the prior. The decrease in income from operations as a percent of sales reflects a decrease in sales and the increase in cost of sales.

Income Tax (Benefit) Expense

     The Company's income tax benefit was $1,694,000 in the current quarter, compared to income tax expense of $507,000 in the comparable quarter of the prior year, reflecting the comparable income before income taxes for the respective periods. The company's effective tax benefit rate was approximately 31% in the current quarter, compared to approximately 36% in the prior year reflecting increased benefit from a Foreign Sales Corporation. The tax benefit was due to the Company's loss in the current quarter.

Net (Loss) Income

     Net (loss) income was ($3,859,000), or ($.68) per diluted share, in the current quarter, compared to net income of $923,000, or $.16 per diluted share, for the comparable quarter of the prior year. As a result, the Company does not expect to overcome this loss this year and anticipates reporting a loss for fiscal year 2000.

Liquidity and Capital Resources

     The principal sources of liquidity at November 30, 1999, consisted of $5.0 million of cash and short-term investments and $4.4 million of unused credit facilities. These credit facilities include $0.9 million unused under a line of credit agreement with a commercial bank, available until December 31, 2000, and $3.5 million in an equipment lease facility with a commercial bank, available until December 31, 2000. The credit facilities contain restrictions and financial covenants relating to various matters, including net worth, interest coverage and levels of debt compared to tangible net worth. As of November 30, 1999, the Company was in violation of certain covenants. The Company has negotiated a revised agreement, in which the bank has waived the covenant violation for the period ended November 30, 1999, and modified the terms and conditions of the agreement, resulting in covenants that the Company does not expect will result in a covenants violation during the balance of the fiscal year. In addition, the structure of the loan has been modified to tie amounts borrowed under the agreement to a borrowing base consisting of certain receivables, inventory fixed assets and marketable securities, all of which are pledged as collateral. Additionally, the expiration date of the line of credit
was changed to December 31, 2000.   The Company plans to negotiate an extension
of the credit facility beyond that date.

     Net cash used in operating activities was $1.1 million in the first quarter of fiscal 2000 as compared to net cash provided from operation of $3.2 million for the first quarter of fiscal 1999. The decrease in cash available from operations was due to the net loss in the quarter and was partially offset by depreciation and changes in working capital, mainly a reduction in accounts receivable.

     Cash used in investing activities was $8,000 and $2.6 million for the first quarter of fiscal 2000 and 1999, respectively, primarily as a result of capital expenditures offset by reductions in short-term investments. The Company expects to acquire a total of approximately $1 million to $3 million of capital equipment by the end of fiscal 2000, consisting primarily for equipment needed for its manufacturing facilities. Some of this equipment may be acquired under the equipment-collateralized operating lease facility.

     Net cash generated from financing activities was $1.4 million and $0.3 million for the first quarter of fiscal 2000 and 1999, respectively. These activities primarily related to the borrowings in support of the capital equipment and operations, offset by payments on these borrowings and the proceeds from common stock issued for options that were exercised.

     The Company believes that cash generated from operations, if any, banking facilities and the $5.0 million balance in cash and short-term investments will be sufficient to meet the Company's operating cash requirements through the rest of the fiscal year. To the extent that these sources of funds are insufficient to meet the Company's capital or operating requirements, the Company may be required to raise additional funds. No assurance can be given that additional financing will be available or, if available, that it will be available on acceptable terms. Should that occur, there could be significant adverse impact on Company operations.

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

     All phases of the plan were completed by December 31, 1999 and no significant problems have been encountered as of January 13, 2000. Most of the Company's business information systems have been recently replaced by Glovia(TM) and Oracle(R) software, which are represented by providers to be Year 2000 compliant.

     The Company's suppliers (particularly sole-source and long lead-time suppliers) and key customers may be adversely affected by their respective failures to address the Year 2000 issue. If the Company's suppliers are unable to provide goods or services, the Company's operations could be materially adversely effected. Key customers who encounter Year 2000 difficulties could fail to order or take delivery of the Company's products, or could fail to make or delay payments to the Company. Such failure or delay could have a material adverse effect on the Company's business and results of operations. While some of these risks are outside the control of the Company, the Company's Plan included communications with suppliers and customers to ascertain the state of their Year 2000 compliance program. As of January 13, 2000, no significant problems had yet been encountered

     The total cost of the purchase and implementation of Year 2000 Remediation solutions was approximately $2 million. The remediation costs for the other IT and non-IT systems were less than $500,000. Such costs were funded either from operating cash flows or by utilizing existing Company credit facilities. Time spent by implementation team members was not included in the above estimates but are included in the Company's normal operating budget. The Year 2000 implementation program did not cause material delays in non-Year 2000 related IT projects.

     The Company has determined that its products are not effected by calendar dating. Therefore, there is no known or anticipated Year 2000 impact on its product offering.

     The Company believes its Year 2000 Plan has significantly reduced the probability of significant interruptions of normal operations resulting from
Year 2000 issues.   However, the Company may not have properly identified and
assessed all Year 2000 issues, or it may not have remediated and tested all its IT and non-IT systems in a timely or adequate manner. In addition, its key suppliers or customers could experience Year 2000 problems. If any of these potential situations occur, the Company's contingency plans may not be adequate to protect the Company from the adverse effects of such problems. The worst case scenario resulting from Year 2000 issues would be a material adverse impact on the Company's results of operations, an interruption in normal business operations, or an adverse impact on the Company's relationships with customers, suppliers or others.

                          PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

None.

ITEM 2.   CHANGES IN SECURITIES

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.   OTHER INFORMATION

Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The Company hereby incorporates by reference all exhibits filed in connection with Form 10-K for the year ended August 31, 1999.

(b) On November 19, 1999, the Company filed a report on Form 8-K with the Commission in connection with (i) the appointment of Michael R. Bernique to the newly created position of Chairman of the Board, (ii) the retirement of Sam L. Densmore as President, Chief Executive Officer and a member of the Board of Directors effective as of November 11, 1999, and (iii) the naming of David M. Kirk as President and Chief Executive Officer and the appointment of him to the Board of Directors, assuming the responsibilities previously performed by Mr. Densmore.

(c)  Exhibit Number                      Description
     --------------                      -----------
         10.28 Promissory Note between the Company and James P. Farley dated November 30, 1999

         10.29 Promissory Note between the Company and Darrell Ash dated November 30, 1999

         10.30           Separation Agreement between the Company and Sam L.
                         Densmore

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


                                        RF MONOLITHICS, INC.


Dated:  January 14, 2000                By:  /s/ David Kirk
                                             -------------------------------
                                             David Kirk
                                             CEO, President and Director



                                        By:  /s/ James P. Farley
                                             -------------------------------
                                             James P. Farley
                                             VP Finance, Controller