Form 10-Q
period 2000-02-29
RF MONOLITHICS INC /DE/
filed 2000-04-14
CIK 922204

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                              ------------------

                                   FORM 10-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934


               For the Quarterly Period Ended February 29, 2000


                          Commission File No. 0-24414


                             RF Monolithics, Inc.

            (Exact name of registrant as specified in its charter)


                              ------------------


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

                         [X] Yes               [ ]  No

As of March 31, 2000, 6,104,594 shares of the Registrant's Common Stock, $.001 par value, were outstanding.

                             RF MONOLITHICS, INC.

                                   FORM 10-Q

                        QUARTER ENDED FEBRUARY 29, 2000

                               TABLE OF CONTENTS

Item
Number                                                                      Page
------                                                                      ----

                   Part I.   Condensed Financial Information

   1.   Condensed Financial Statements:
         Condensed Balance Sheets
          February 29, 2000 (Unaudited), and August 31, 1999                  1

        Condensed Statements of Operations - Unaudited
         Three Months Ended February 29, 2000 and February 28, 1999,
         and Six Months Ended February 29, 2000 and February 28, 1999         2

        Condensed Statements of Cash Flows - Unaudited
         Six Months Ended February 29, 2000 and February 28, 1999             3

        Notes to Condensed Financial Statements                               4

   2.   Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                   7

                         PART II.   OTHER INFORMATION

   1.   Legal Proceedings                                                     13

   2.   Changes in Securities                                                 13

   3.   Defaults Upon Senior Securities                                       13

   4.   Submission of Matters to a Vote of Security Holders                   13

   5.   Other Information                                                     14

   6.   Exhibits and Reports on Form 8-K                                      14

        SIGNATURES                                                            15

                   PART I.  CONDENSED FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

RF MONOLITHICS, INC.

CONDENSED BALANCE SHEETS
(In Thousands)
--------------------------------------------------------------------------------

                                                                             February        August
ASSETS                                                                       29, 2000       31, 1999
                                                                            (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                                 $   1,550     $     672
   Short-term investments                                                        3,505         4,516
   Trade receivables - net                                                       8,719        10,840
   Inventories                                                                  10,731        11,593
   Prepaid expenses and other                                                    1,000         1,208
   Income taxes receivable                                                       1,100           851
   Deferred income tax benefits                                                     --           647
                                                                             ---------     ---------

                 Total current assets                                           26,605        30,327

PROPERTY AND EQUIPMENT - Net                                                    15,805        17,645

OTHER ASSETS AND DEFERRED TAX BENEFITS - Net                                     2,760           536
                                                                             ---------     ---------

TOTAL                                                                        $  45,170     $  48,508
                                                                             =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt and line of credit                      $   6,986     $   5,452
   Accounts payable - trade                                                      4,486         4,305
   Accounts payable - construction and equipment                                   208           844
   Accrued expenses and other liabilities                                        2,293         2,340
                                                                             ---------     ---------

                 Total current liabilities                                      13,973        12,941

LONG-TERM DEBT                                                                      41            68

STOCKHOLDERS' EQUITY:
   Common stock $.001 par value: 6,036 and 5,875 shares issued                       6             6
   Additional paid-in capital                                                   28,859        28,043
   Treasury stock, 36 common shares                                               (227)         (227)
   Retained earnings                                                             2,824         8,082
   Unearned compensation                                                          (306)         (405)
                                                                             ---------     ---------

                 Total stockholders' equity                                     31,156        35,499
                                                                             ---------     ---------

TOTAL                                                                        $  45,170     $  48,508
                                                                             =========     =========

See notes to condensed financial statements.

RF MONOLITHICS, INC.

CONDENSED STATEMENTS OF OPERATIONS - UNAUDITED
(In Thousands, Except Per-Share Amounts)
--------------------------------------------------------------------------------

                                                          Three Months Ended                        Six Months Ended
                                                               February                                 February
                                                    -----------------------------           -------------------------------
                                                      29, 2000          28, 1999              29, 2000            28, 1999

SALES                                                $  12,186         $  13,102             $  21,515           $  25,982

COST OF SALES                                           10,817             8,516                21,583              16,854
                                                     ---------         ---------             ---------           ---------

GROSS PROFIT                                             1,369             4,586                   (68)              9,128

OPERATING EXPENSES:
   Research and development                              1,026             1,509                 2,257               2,653
   Sales and marketing                                   1,501             1,322                 2,997               2,618
   General and administrative                              705               735                 1,970               1,390
                                                     ---------         ---------             ---------           ---------

                 Total operating expenses                3,232             3,566                 7,224               6,661
                                                     ---------         ---------             ---------           ---------

INCOME (LOSS) FROM OPERATIONS                           (1,863)            1,020                (7,292)              2,467

OTHER INCOME (EXPENSE):
   Interest income                                          53                55                   108                 121
   Interest expense                                       (198)              (75)                 (373)               (168)
   Other expense                                            (5)                -                    (9)                 10
                                                     ---------         ---------             ---------           ---------

                 Total                                    (150)              (20)                 (274)                (37)
                                                     ---------         ---------             ---------           ---------

INCOME (LOSS) BEFORE INCOME TAXES                       (2,013)            1,000                (7,566)              2,430

INCOME TAX (BENEFIT) EXPENSE                              (614)              355                (2,308)                862
                                                     ---------         ---------             ---------           ---------

NET INCOME (LOSS)                                    $  (1,399)        $     645             $  (5,258)          $   1,568
                                                     =========         =========             =========           =========

EARNINGS (LOSS) PER SHARE:
   Basic                                             $   (0.23)        $    0.11             $   (0.89)          $    0.27
                                                     =========         =========             =========           =========
   Diluted                                           $   (0.23)        $    0.11             $   (0.89)          $    0.27
                                                     =========         =========             =========           =========
WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING:
   Basic                                                 5,983             5,744                 5,939               5,726
                                                     =========         =========             =========           =========
   Diluted                                               5,983             5,927                 5,939               5,907
                                                     =========         =========             =========           =========

See notes to condensed financial statements.

RF MONOLITHICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS - UNAUDITED
(In Thousands)

----------------------------------------------------------------------------------------------------

                                                                                Six Months Ended
                                                                                    February
                                                                             -----------------------
                                                                               29, 2000    28, 1999

OPERATING ACTIVITIES:
   Net income (loss)                                                          $ (5,258)   $   1,568
   Noncash items included in net income (loss):
      Deferred taxes                                                             (1,508)        282
      Depreciation and amortization                                               2,393       2,032
      Provision for doubtful accounts                                                46          68
      Other                                                                          64          27
   Cash from (used in) operating working capital:
      Trade receivables                                                           2,075        (109)
      Inventories                                                                   862      (2,429)
      Prepaid expenses and other                                                    208         (88)
      Accounts payable - trade                                                      182       1,518
      Accrued expenses and other liabilities                                        (48)       (595)
      Income taxes receivable                                                      (249)       (430)
                                                                              ---------   ---------

                  Net cash (used in) from operations                             (1,233)      1,844

INVESTING ACTIVITIES:
   Increase in short-term investments                                            (3,046)     (2,722)
   Decrease in short-term investments                                             4,057       3,033
   Acquisition of property and equipment                                           (513)     (3,854)
   Decrease (increase) in other assets                                             (109)          8
                                                                              ---------   ---------

                 Net cash from (used in) investing activities                       389      (3,535)

FINANCING ACTIVITIES:
   Borrowings on notes payable and line of credit                                 2,298       1,500
   Repayments of notes payable and line of credit                                  (505)       (250)
   Repayments of capital leases                                                    (286)       (312)
   Borrowings (repayments) of accounts payable - construction and equipment        (636)        753
   Common stock issued for options exercised                                        691         190
   Common stock issued under the Purchase Plan                                      160         273
                                                                              ---------   ---------

                 Net cash from financing activities                               1,722       2,154
                                                                              ---------   ---------

INCREASE IN CASH AND CASH EQUIVALENTS                                               878         463

CASH AND CASH EQUIVALENTS:
   Beginning of period                                                              672         199
                                                                              ---------   ---------

   End of period                                                              $   1,550   $     662
                                                                              =========   =========

SUPPLEMENTAL INFORMATION:
   Interest paid                                                              $     373   $     175
                                                                              =========   =========

   Income taxes paid (received) - net                                         $   (771)   $     996
                                                                              =========   =========


See notes to condensed financial statements.

RF MONOLITHICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


1. INTERIM FINANCIAL STATEMENTS

The accompanying condensed financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, that in the opinion of the management of RF Monolithics, Inc. (the "Company" or "RFM") are necessary for a fair presentation of the Company's financial position as of February 29, 2000, the results of operations for the three and six months ended February 29, 2000 and February 28, 1999, and cash flows for the six months ended February 29, 2000 and February 28, 1999. These unaudited interim condensed financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended August 31, 1999, filed with the Securities and Exchange Commission.

Operating results for the six months ended February 29, 2000, are not necessarily indicative of the results to be achieved for the full fiscal year ending August 31, 2000.

2. INVENTORIES

Inventories consist of the following (in thousands):

                                                                             February            August
                                                                             29, 2000           31, 1999

             Raw materials and supplies                                     $   5,586          $   5,713
             Work in process                                                    2,679              3,099
             Finished goods                                                     2,466              2,781
                                                                            ---------          ---------

             Total                                                          $  10,731          $  11,593
                                                                            =========          =========


3. PROPERTY AND EQUIPMENT

Property and equipment includes construction in progress of $2,822,000 at February 29, 2000, and $2,679,000 at August 31, 1999, which is composed of equipment and other assets not yet placed in service primarily related to increasing the capacity of the Company's manufacturing facilities.

4. CREDIT FACILITIES

As of November 30, 1999, the Company was in violation of certain covenants in regards to a $7.5 million line of credit with a commercial bank. The Company has negotiated a revised agreement under which the bank waived the covenant violation for the period ended November 30, 1999, and modified the terms and conditions of the agreement resulting in covenants that the Company does not expect will result in a covenant violation during the balance of the fiscal year. The Company was in compliance with its covenants as of February 29, 2000. The structure of the loan has been modified to tie amounts borrowed under the agreement to a borrowing base consisting of certain receivables, inventory, cash and marketable securities, all of which are pledged as collateral. Additionally, the expiration date of the line of credit was changed to December 31, 2000, and the debt has been classified as current. The Company plans to negotiate an extension of the credit facility beyond that date.

In December 1999, the Company utilized approximately $2.1 million available under an equipment-collateralized lease facility. This utilization will be recorded as an operating lease. As of February 29, 2000, there is no additional availability remaining under this lease facility.

5. EARNINGS PER SHARE

       Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE, requires a reconciliation of both the numerator and denominator of the earnings per share calculations. There are no adjustments to net earnings to arrive at income for either per share calculation.

Reconciliation of share amounts is as follows (in thousands):

                                               Three months ended                       Six months ended
                                                    February                                February
                                          ----------------------------            -------------------------
                                           29, 2000          28, 1999              29, 2000       28, 1999
Shares outstanding for basic
   earnings per share                         5,983             5,744                 5,939          5,726
Effect of dilutive stock options                 --               183                    --            181
                                           --------          --------              --------       --------
Shares outstanding for dilutive
   earnings per share                         5,983             5,927                 5,939          5,907
                                           ========          ========              ========       ========

6. CAPITAL STOCK

   On December 9, 1999, the Company granted to employees Non-Qualified Stock Options to purchase 51,000 shares of the Company's Common Stock and Incentive Stock Options to purchase 12,000 shares of the Company's Common Stock, both at an exercise price of $6.00, the approximate market value on the date of grant. The options were granted in accordance with the Company's 1999 Equity Incentive Plan and the 1997 Equity Incentive Plan, respectively.

   On January 26, 2000, shareholders of the Company approved increases in shares available for grant under the Company's 1997 Equity Incentive Plan and the 1994 Non-Employee Directors Stock Option Plan by 200,000 and 100,000 shares respectively. Additionally, the Board of Directors approved an increase in shares available for grant under the Company's 1999 Equity Incentive Plan by 201,200 shares and an increase in the shares available for purchase under the Company's Employee Stock Purchase Plan by 175,000 shares.

   On January 26, 2000, the Company granted to employees Non-Qualified Stock Options to purchase 201,200 shares of the Company's Common Stock and Incentive Stock Options to purchase 36,000 shares of the Company's Common Stock, at an exercise price that approximates fair market value on the date of grant. The options were granted in accordance with the Company's 1999 Equity Incentive Plan and the 1997 Equity Incentive Plan, respectively, resulting in approximately 6,000 and 257,000 shares of common stock remaining available for grant under the plans, respectively, at February 29, 2000.

7. LITIGATION AND CONTINGENCIES

   Included in the accounts receivable balance is a past-due receivable totaling $889,000 from a customer. The Company is seeking to recover the entire $889,000 of this past due account plus an additional $819,000 for custom finished goods manufactured and raw material purchased for this customer. The Company believes that reserves are not necessary with regard to this mater. As a result, no additional allowance for uncollectible amounts has been established.

   In April 1999, the Company became involved in a lawsuit filed in the US District Court in Connecticut (Civil action no. 399cv00311) seeking to collect outstanding receivables that were incurred by Akom

Technologies, Inc. (Akom) in connection with Raytheon Company's (Raytheon) Goldmine Project. Also named in the action were Raytheon, Raycom, Inc. (Raycom), and sixteen other companies who supplied materials and services for the Goldmine Project. No party is seeking to collect monetary amounts from the Company, rather the parties are seeking declaration from the courts that they do not owe monetary amounts to the Company. The Company has filed a counter claim against Akom and cross claims against Raytheon and Raycom and asserts damages to the extent of unpaid invoices and custom inventory parts and materials approximating $1.7 million. Akom, Raytheon and Raycom have denied liability. In an opinion issued on March 31, 2000, the court denied Raytheon's and Raycom's motion to dismiss the Company's breach of contract claims, but dismissed the Company's claims for misrepresentation, fraud, and unfair trade practices. When the case began there were 17 suppliers seeking recovery for products provided to Akom for and at the request of Raytheon and Raycom. Raytheon has now settled with all but 5 of the suppliers. The Company believes it has meritorious claims and continues to prepare for trial.

8. SALES REVENUE

   The following table sets forth the components of the Company's sales by product area for the periods ended as indicated (in thousands):

                                                                        Amounts
                                           ---------------------------------------------------------------
                                                     Three Months                    Six Months
                                                    Ended February                 Ended February
                                           ---------------------------------------------------------------
                                              29, 2000         28, 1999        29, 2000         28, 1999
                                           -------------    -------------   -------------    -------------
Low-power components                         $   7,832        $   9,143       $  14,256        $  18,354
Low-power Virtual Wire(R) radio systems          2,194            1,510           3,719            2,559
                                             ---------        ---------       ---------        ---------
  Low-Power Products Group                      10,026           10,653          17,975           20,913
                                             ---------        ---------       ---------        ---------
Frequency control modules                          540            1,090           1,028            2,172
Filters                                          1,522            1,341           2,301            2,833
                                             ---------        ---------       ---------        ---------
  Communications Products Group                  2,062            2,431           3,329            5,005
                                             ---------        ---------       ---------        ---------
Technology development sales                        98               18             211               64
                                             ---------        ---------       ---------        ---------
Total Sales                                  $  12,186        $  13,102       $  21,515        $  25,982
                                             =========        =========       =========        =========

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

General

     RFM offers products in four product areas: low-power components, Virtual Wirea short-range radio device systems, frequency control modules and filters. In the Second Quarter of fiscal year 2000, marketing and product development efforts for these four product areas were realigned into two product groups.
The Low-Power Product Group consists of the low power component products and the Virtual Wirea short range radio products. The Communications Product Group includes the filter and frequency control product areas. The Company sells to original equipment manufacturers in automotive, computer, consumer, industrial and telecommunications market segments worldwide.

     This report and other presentations made by us contain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such statements involve known and unknown risks, uncertainties and other factors that could cause our actual results to differ materially from the results expressed or implied by such statements, including general economic and business conditions, conditions affecting the industries served by us, conditions affecting our customers and suppliers, competition, the overall market acceptance of the Company's services, and other factors disclosed in this report and our Form 10-K for the year ended August 31, 1999. Accordingly although we believe that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to be correct.

     Any forward-looking statement speaks only as of the date on which such statement was made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement was made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for us to predict all of such factors, nor can it assess the impact of each such factor or the extent to which my factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.

     The Company incurred significant losses in the first and second quarter of its fiscal year 2000. As a result, it does not expect to overcome these losses this year and anticipates reporting a loss for fiscal year 2000.

Results of Operations

     The following discussion relates to the financial statements of the Company for the three months ended February 29, 2000 (current quarter), of the fiscal year ending August 31, 2000, in comparison to the three months ended February 28, 1999 (comparable quarter of the prior year). In addition, certain comparisons with the three months ended November 30, 1999 (previous quarter), are provided where management believes it is useful to the understanding of trends.

     The selected financial data for the periods presented may not be indicative of the Company's future financial condition or results of operations.

   The following table sets forth, for the three months and six months ended February 29, 2000, and February 28, 1999, (i) the percentage relationship of certain items from the Company's statements of income to sales and (ii) the percentage change in these items between the current period and the comparable period of the prior year:

                                                Percentage of Total Sales                             Percentage Change From
                                ---------------------------------------------------------    --------------------------------------
                                        Three Months                 Six Months                Three Months           Six Months
                                       Ended February              Ended February             Ended February        Ended February
                                ---------------------------------------------------------
                                  29, 2000      28, 1999        29, 2000       28, 1999        1999 to 2000          1999 to 2000
                                ------------  ------------    ------------   ------------    ----------------      ----------------

Sales                                  100 %         100 %           100 %          100 %                 (7)%                (17)%
Cost of sales                           89            65             100             65                   27                   28
                                  --------      --------        --------       --------            ---------            ---------
  Gross profit                          11            35               0             35                  (70)                (101)
                                  --------      --------        --------       --------            ---------            ---------
Research and development                 8            11              11             10                  (32)                 (15)
Sales and marketing                     12            10              14             10                   14                   14
General and administrative               6             6               9              5                   (4)                  42
                                  --------      --------        --------       --------            ---------            ---------
   Total operating expenses             26            27              34             25                   (9)                   8
                                  --------      --------        --------       --------            ---------            ---------
   Income from operations              (15)            8             (34)            10                 (283)                (396)
Other income (expense), net             (1)            -              (1)            (1)                 650                  641
                                  --------      --------        --------       --------            ---------            ---------
Income before income taxes             (16)            8             (35)             9                 (301)                (411)
Income tax expense                      (5)            3             (11)             3                 (273)                (368)
                                  --------      --------        --------       --------            ---------            ---------
   Net income                          (11)%           5 %           (24)%            6 %               (317)%               (435)%
                                  ========      ========        ========       ========            =========            =========

Sales

   The following table sets forth the components of the Company's sales and the percentage relationship of the components to sales by product area for the periods ended as indicated (in thousands, except percentage data):


                                                 Percentage of Total Sales                              % of Total
                                     -----------------------------------------------   ------------------------------------------
                                           Three Months             Six Months             Three Months           Six Months
                                          Ended February           Ended February         Ended February        Ended February
                                     -----------------------------------------------   ------------------------------------------
                                      29, 2000    28, 1999    29, 2000     28, 1999    29, 2000   28, 1999   29, 2000    28, 1999
                                     ---------- -----------  ----------  -----------   --------  ---------  ---------   ---------
Low-power components                 $  7,832    $   9,143    $  14,256   $  18,354         64 %        70 %       66 %        71 %
Low-power Virtual Wire(R)
     radio systems                      2,194        1,510        3,719       2,559         18          12         17          10
                                     --------    ---------    ---------   ---------    -------   ---------   --------   ---------
  Low-Power Products Group             10,026       10,653       17,975      20,913         82          82         83          81
                                     --------    ---------    ---------   ---------    -------   ---------   --------   ---------
Frequency control modules                 540        1,090        1,028       2,172          4           8          5           8
Filters                                 1,522        1,341        2,301       2,833         13          10         11          11
                                     --------    ---------    ---------   ---------    -------   ---------   --------   ---------
  Communications Products Group         2,062        2,431        3,329       5,005         17          18         16          19
                                     --------    ---------    ---------   ---------    -------   ---------   --------   ---------
Technology development sales               98           18          211          64          1           0          1           0
                                     --------    ---------    ---------   ---------    -------   ---------   --------   ---------
Total Sales                          $ 12,186    $  13,102    $  21,515   $  25,982        100 %       100 %      100 %       100 %
                                     ========    =========    =========   =========    =======   =========   ========   =========

     Total sales decreased 7% in the current quarter compared to the comparable quarter of the prior year but increased 31% compared to the previous quarter. The decrease in sales from the comparable quarter of the prior year was primarily due to a 14% decrease in sales for the low-power component line, which was caused by a 12% reduction in the average per unit selling price for these very competitive products. Although the reduction in average selling prices slowed somewhat in the second quarter, the Company expects the trend towards lower prices to continue into future periods. As a result, sales for low-power components may not increase or return to the levels they had been in previous periods.

     The increase in sales from the previous quarter was primarily due to a decline in quarterly turns business in the first quarter for all product lines and the Company's decision not to offer special sales promotions programs to make up the revenue shortfall because of the potential impact such promotions have on long-term gross margins. Current year-to-date sales decreased 17% from the comparable year-to-date period due to very low sales in the first quarter of fiscal year 2000, as well as the reduced sales for low-power components sales mentioned above.

     Virtual Wirea short-range radio device systems sales in the current quarter increased 45% in comparison to the comparable quarter of the prior year. This was primarily attributable to a better than twofold increase in the number of units sold for those products partially offset by a decrease in the average selling price. The Company has devoted significant capital and technical, sales and marketing resources to the Virtual Wirea short-range radio device systems products, including the recent introduction of a second generation of transmitter and receiver products, as well as the transceiver (two way communication) product. The Company believes these products offer robust operation, small size, low-power consumption and low costs for short-range wireless data applications. The Company is helping a number of customers incorporate these products into a wide variety of new applications. The timing of when any sales resulting from such new applications reach the production phase is dependent upon the timing of both the customers' product development cycles and their product introduction cycles. As a result, it is difficult to predict when, or if, these new products will have a significant impact on the Company's sales.

     Sales of filter products increased 14% from the comparable quarter of the prior year. The increases were mainly due to increases in units delivered partially offset by reduced selling prices. The Company continues to devote significant resources to developing and supporting the growth of its filter products. The product development and introduction cycle for filter products takes between six to eighteen months to complete. As a result, it is difficult to predict when, or if, this strategy to focus on filter products will have a significant impact on the Company's sales.

     The Company's top five customers accounted for approximately 36%, 29% and 34% of the Company's sales in the current quarter, the comparable quarter of the prior year and the previous quarter, respectively. One customer accounted for approximately 11% of sales in the current quarter, while no customer accounted for more than 10% of sales in the comparable quarter of the prior year or the previous quarter.

     International sales were approximately 67%, 55% and 57% of the Company's sales during the current quarter, the comparable quarter of the prior year and the previous quarter, respectively. The Company considers all product sales with a delivery destination outside of North America to be international sales. These sales are denominated primarily in U.S. currency. The Company intends to continue its focus on international sales in the future and expects that international sales will continue to represent a significant portion of its business. However, international sales are subject to fluctuations as a result of local economic conditions and competition. Therefore, the Company cannot predict whether it will continue to derive a significant portion of its business from international sales.

     While the Company has achieved sales increases in prior periods, there can be no assurance that this can be achieved in future periods. The Company's success is highly dependent on achieving technological advances in its product design and manufacturing capabilities, as well as its ability to sell its products in a competitive marketplace that can be influenced by outside factors such as economic and regulatory conditions. Competition, including alternative technologies or competitors duplicating the Company's technologies, may adversely affect the selling prices and market share.

Gross Profit

     The current quarter gross margin of 11% decreased from 35% in the comparable quarter of the prior year but increased from a negative 15% gross margin in the previous quarter. Year-to-date gross margins were 0%, compared to 35% for the comparable year-to-date period. The decrease from the prior year was due to several factors and occurred in most of the product lines.

     The first factor decreasing gross margins was the continuing decline in per-unit selling prices, for the Company's Low Power Component and Virtual Wirea short-range radio device systems due to competitive pressures. There was not a corresponding decrease in manufacturing costs per unit, and in fact manufacturing costs increased, as explained below. Therefore gross margins for those product lines decreased in the current quarter, as well as the current year-to-date period. The Company expects this trend in reduced sales prices to continue in both of these product lines. It is not certain if the Company can reduce per unit manufacturing costs in future periods to the same extent as the decrease in selling prices. If sufficient cost reductions are not made, gross margins would be adversely impacted in a material way.

     The second factor was the decline in sales that resulted in the large fixed cost portion of overhead costs to be a higher percentage of total sales. The decrease in selling prices caused the need to produce more units to reach the same sales dollars. The Company has added equipment and other manufacturing overhead costs to increase the capacity in each of its facilities. This has increased fixed manufacturing costs by approximately $300,000 per quarter. If additional sales dollars are not obtained in future periods, manufacturing overhead costs may not decline as a percentage of total sales.

     A third factor was the fact that the Company has experienced a significant change in the mix of its product sales. In the current quarter, low-power Virtual Wirea short-range radio module product sales increased to 18% of total sales, compared to only 12% in the comparable quarter of the prior year, while all of the other product lines declined as a percentage of total sales. This shift in product sales mix from a historically higher margin product to a currently lower margin product has produced an overall reduction in gross profit. The Company expects the change in mix to continue but also believes that the negative impact on gross margins will be reduced significantly as the second generation of the transceiver and related low-power Virtual Wirea short-range radio products represent the majority of total production later in calendar year 2000. There may be an increase in sales of first generation products until then as the Company is offering customers the opportunity to buy more of these products before they are discontinued. The second-generation products are designed to be more cost-effective than first generation products. Because of the uncertainty of volume and the new product introduction process, the Company may not be able to manufacture these future generation products at a cost low enough to produce an improved gross profit margin result.

     Gross margins in the current quarter did increase 26 margin points from the previous quarter. Part of this was due to the absence of $1.2 million in special charges that occurred in the first quarter, related to ramp up of new products and the transition from first generation to second generation Virtual Wire short range radio products. More significantly, management efforts to return manufacturing productivity yield and production rates closer to historic levels resulted in lower per unit material and labor costs. Manufacturing operations were more level loaded through the quarter, resulting in lower overtime and expediting costs. Management intends to continue this focus on improved operations, although there can be no assurance these efforts will result in lower per unit costs.

     The Company has started a program to outsource some of its assembly operations offshore. The initial focus is to enhance the Company's capability to produce filter products. A successful offshore manufacturing program could result in a material reduction in manufacturing costs. The Company plans to have some production offshore by the end of the calendar year: however, there can be no assurance if this program will be successful.

     The Company has experienced sudden increases in demand in the past which pressured the manufacturing facilities to increase capacity in order to meet this demand. In addition, new products sometimes require different manufacturing processes than the Company currently possesses. The Company has devoted the bulk of its capital expenditures over the past few years to increase capacity and improve its manufacturing processes. The Company may not be able to continue to increase its manufacturing capacity and improve its manufacturing processes in a timely manner so as to take advantage of any increased market demand. Failure to do this would result in a loss of potential sales in the periods impacted.

Research and Development

     Research and development expenses in the current quarter decreased approximately $483,000 from the comparable quarter of the prior year. The prior year included approximately $300,000 in unusual process development costs related to a new packaging process. In addition, the current quarter includes $80,000 more engineering costs in cost of sales as a result of an increase in technology development sales. The Company believes that the continued development of its technology and new products is essential to its success and is committed to continue to devote significant resources to research and development. The Company expects that research and development expenses may increase, or stay approximately the same in future periods.

Sales and Marketing

     Current quarter sales and marketing expenses increased approximately $179,000, or 14% from the prior comparable quarter. This increase was due primarily to increased sales commission expenses related to the completion of the Company's sales program to increase coverage around the world. The Company expects to incur higher sales and marketing expenses in absolute dollars in future periods as it continues to expand its sales and marketing efforts.

General and Administrative

     General and administrative expenses for the current quarter decreased approximately $30,000, or 4%, from the prior comparable quarter. This decrease mainly related to cost reductions instituted in response to lower sales levels. The Company expects general and administrative expenses may increase, or stay approximately the same in absolute dollars in future periods.

Income Tax (Benefit) Expense

     The Company's income tax benefit was $614,000 in the current quarter, compared to income tax expense of $355,000 in the comparable quarter of the prior year, reflecting the comparable income before income taxes for the respective periods. The Company's effective tax benefit rate was approximately 31% in the current quarter, compared to approximately 36% in the prior year reflecting increased benefit from a Foreign Sales Corporation.

Net (Loss) Income

     Net income/(loss) was ($1,399,000), or ($.23) per diluted share, in the current quarter, compared to net income of $645,000, or $.11 per diluted share, for the comparable quarter of the prior year. The current year-to-date loss is $5.3 million, compared to a $1.6 million net income in the prior year-to-date period. As a result, the Company does not expect to overcome this loss this year and anticipates reporting a loss for fiscal year 2000.

Liquidity and Capital Resources

     The principal sources of liquidity at February 29, 2000, consisted of $5.1 million of cash and short-term investments and $600,000 of unused credit facilities. These credit facilities include $600,000 unused under a line of credit agreement with a commercial bank, available until December 31, 2000. The credit facilities contain restrictions and financial covenants relating to various matters, including net worth, interest coverage and levels of debt. The Company has negotiated a revised bank loan agreement, in which the bank has waived covenant violations for the period ended November 30, 1999, and modified the terms and conditions of the agreement, resulting in covenants that the Company does not expect will result in a covenants violation during the balance of the fiscal year. The Company was in compliance with its financial covenants as of February 29, 2000. In addition, the structure of the loan has been modified to tie amounts borrowed under the agreement to a borrowing base consisting of certain receivables, inventory, cash and marketable securities, which are pledged as collateral. Additionally, the expiration date of the line
of credit was changed to December 31, 2000.   The Company plans to negotiate an
extension of the credit facility beyond that date.

     Net cash used in operating activities was $1.2 million in the year-to-date period of fiscal 2000 as compared to net cash provided from operating activities of $1.8 million for the year-to-date period of fiscal 1999. The decrease in cash available from operations was due to the $5.3 million net loss in the current year-to-date period that was partially offset by a $2.9 million reduction in accounts receivable and inventories. The Company's internal plan is to achieve nearly a breakeven cash flow from operations during its second half. There can be no assurance that this will be achieved.

     Cash from investing activities was $400,000 for the current year-to-date period, as compared to, $3.5 million of cash used in investing activities for the comparable year-to-date period of the prior year, primarily as a result of approximately $500,000 in capital expenditures offset by reduction of $1 million in short-term investments. Cash used in investing activities was $3.5 million in the prior year, due to $3.8 million in capital expenditures. The Company expects to acquire a total of approximately $1 million to $3 million of capital equipment by the end of fiscal 2000, consisting primarily of equipment needed for its manufacturing facilities. Some of this equipment may be acquired under equipment-collateralized operating lease facilities that may be negotiated.

     Net cash generated from financing activities was $1.7 million and $2.2 million for the year-to-date period of fiscal 2000 and 1999, respectively. In the current year, approximately $900,000 was raised from a net increase in borrowings and $800,000 in sales of stock from stock options and the employee stock purchase plan. In the prior year, $1.7 million was raised in a net increase in borrowings and $500,000 in sales of stock.

     The Company believes that cash generated from operations, if any, banking facilities and the $5.1 million balance in cash and short-term investments will be sufficient to meet the Company's operating cash requirements through the rest of the fiscal year. To the extent that these sources of funds are insufficient to meet the Company's capital or operating requirements, the Company may be required to raise additional funds. No assurance can be given that additional financing will be available or, if available, that it will be available on acceptable terms. Should that occur, there could be significant adverse impact on the Company's operations.

Year 2000 Readiness Disclosure

     The Company completed its plan to prepare for the Year 2000 computer issue. The Company did not experience any significant problems related to the Year 2000 issue in the current quarter and does not expect to experience any in future periods.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

   In April 1999, the Company became involved in a lawsuit filed in the US District Court in Connecticut (Civil action no. 399cv00311) seeking to collect outstanding receivables that were incurred by Akom Technologies, Inc. (Akom) in connection with Raytheon Company's (Raytheon) Goldmine Project. Also named in the action were Raytheon, Raycom, Inc. (Raycom), and sixteen other companies who supplied materials and services for the Goldmine Project. No party is seeking to collect monetary amounts from the Company, rather the parties are seeking declaration from the courts that they do not owe monetary amounts to the Company. The Company has filed a counter claim against Akom and cross claims against Raytheon and Raycom and asserts damages to the extent of unpaid invoices and custom inventory parts and materials approximating $1.7 million. This amount is reflected in the Company's trade accounts receivable and inventories at February 29, 2000. Akom, Raytheon and Raycom have denied liability. In an opinion issued on March 31, 2000, the court denied Raytheon's and Raycom's motion to dismiss the Company's breach of contract claims, but dismissed the Company's claims for misrepresentation, fraud, and unfair trade practices. When the case began there were 17 suppliers seeking recovery for products provided to Akom for and at the request of Raytheon and Raycom. Raytheon has now settled with all but 5 of the suppliers. The Company believes it has meritorious claims and continues to prepare for trial.

ITEM 2.  CHANGES IN SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY

Pursuant to the Annual Meeting of Stockholders of RF Monolithics held on January 26, 2000, the following actions were taken:

1. The stockholders elected the following individuals as directors until the next annual meeting of stockholders or until their successors are duly elected and have qualified. The action was taken as evidenced by the following vote totals and percentages for each nominee of the Company's then outstanding stock:


    David M. Kirk:
     For                           4,828,447      82%
     Against                         243,561       4%

    Michael R. Bernique
     For                           4,829,911      82%
     Against                         242,097       4%

    Cornelius C. Bond, Jr.
     For                           4,827,417      82%
     Against                         244,591       4%

    Dean C. Campbell
     For                           4,828,017      82%
     Against                         243,991       4%

    Francis J. Hughes, Jr.
     For                           4,829,094      82%
     Against                         242,914       4%

    These five individuals constitute the entire board of directors serving at this time.

2. The stockholders approved an amendment to the Company's 1997 Equity Incentive Plan, to increase the aggregate number of shares of Common Stock authorized for issuance under the plan by 200,000 (from 1,175,000 shares to 1,375,000 shares) and to eliminate the Board's authority and discretion to reprice options. The action was approved by the following vote totals and percentages of the Company's then outstanding stock:

          For                      2,593,239         44%
          Against                    632,013         11%
          Abstain                     15,744          0%
          Broker Non-Votes         1,831,012         31%

3. The stockholders approved an amendment to the Company's 1994 Non-Employee Directors' Stock Option Plan to increase the aggregate number of shares of Common Stock authorized for issuance under the plan by 100,000 (from 175,000 shares to 275,000 shares). The action was approved by the following vote totals and percentages of the Company's then outstanding stock:

          For                      2,246,236         38%
          Against                    930,009         16%
          Abstain                     64,751          1%
          Broker Non-Votes         1,831,012         31%

4. The stockholders approved an amendment to the Company's 1994 Employee Stock Purchase Plan to increase the aggregate number of shares of Common Stock authorized for issuance under the plan by 175,000 (from 350,000 shares to 525,000 shares). The action was approved by the following vote totals and percentages of the Company's then outstanding stock:

          For                      3,091,962         52%
          Against                    131,784          2%
          Abstain                     17,250          0%
          Broker Non-Votes         1,831,012         31%

5. The stockholders ratified the selection of Deloitte & Touche LLP as the Company's independent auditors for the fiscal year ending August 31, 2000. The action was approved by the following vote totals and percentages of the Company's then outstanding stock:

          For                      5,014,503         85%
          Against                     41,015          1%
          Abstain                     16,490          0%

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The Company hereby incorporates by reference all exhibits filed in connection with Form 10-K for the year ended August 31, 1999.

(b) The Company did not file any reports on Form 8-K during the quarter ended February 29, 2000.

(c)  Exhibits Included                            Description
     -----------------                            -----------

          10.31 Waiver and Third Amendment to Loan Agreement, dated as of February 29, 2000, among RF Monolithics, Inc., Banc One Leasing Corporation, and Bank One, Texas, National Association

          10.32 Promissory Note, dated February 29, 2000, in the principal amount of $7,500,000, executed and delivered by RF Monolithics, Inc. to Bank One, Texas, National Association

          10.33 Waiver and Amendment to Master Lease Agreement dated as of February 29, 2000, by and between RF Monolithics, Inc. and Banc One Leasing Corporation


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              RF MONOLITHICS, INC.


Dated:  April 14, 2000        By:    /s/ David Kirk
                                   -------------------------------------
                                   David Kirk
                                   CEO, President and Director



                              By:    /s/ James P. Farley
                                   -------------------------------------
                                   James P. Farley
                                   VP Finance, Controller