Form 10-Q
period 2000-05-31
RF MONOLITHICS INC /DE/
filed 2000-07-17
CIK 922204

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                             --------------------

                                   FORM 10-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934


                  For the Quarterly Period Ended May 31, 2000


                          Commission File No. 0-24414


                              RF Monolithics, Inc.

             (Exact name of registrant as specified in its charter)


                             --------------------


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

                    [X] Yes                        [  ]  No

As of June 30, 2000, 6,196,318 shares of the Registrant's Common Stock, $.001 par value, were outstanding.

                              RF MONOLITHICS, INC.

                                   FORM 10-Q

                           QUARTER ENDED MAY 31, 2000

                               TABLE OF CONTENTS

   Item
   Number                                                            Page
   ------                                                            ----

                   Part I.   Condensed Financial Information

   1.  Condensed Financial Statements:
         Condensed Balance Sheets
           May 31, 2000 (Unaudited), and August 31, 1999                1

         Condensed Statements of Operations - Unaudited
           Three Months Ended May 31, 2000 and May 31, 1999,
           and Nine months ended May 31, 2000 and May 31, 1999          2

         Condensed Statements of Cash Flows - Unaudited
           Nine months ended May 31, 2000 and May 31, 1999              3

         Notes to Condensed Financial Statements                        4

   2.  Management's Discussion and Analysis of Financial
       Condition and Results of Operations                              6

                          PART II.   OTHER INFORMATION

   6.  Exhibits and Reports on Form 8-K                                 12

       SIGNATURES                                                       13

                     PART I.  CONDENSED FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

RF MONOLITHICS, INC.
CONDENSED BALANCE SHEETS
(In Thousands)
------------------------------------------------------------------------------------------------------------
                                                                             May                   August
                                                                           31, 2000               31, 1999
ASSETS                                                                  (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                                  $      17            $     672
   Short-term investments                                                         3,494                4,516
   Trade receivables - net                                                        9,034               10,840
   Inventories                                                                   10,920               11,593
   Prepaid expenses and other                                                     1,100                1,208
   Income taxes receivable                                                        1,092                  851
   Deferred income tax benefits                                                      --                  647
                                                                   --------------------      ---------------
                 Total Current Assets                                            25,657               30,327

PROPERTY AND EQUIPMENT - Net                                                     15,169               17,645
OTHER ASSETS AND DEFERRED TAX BENEFITS - Net                                      3,497                  536
                                                                   --------------------      ---------------

TOTAL ASSETS                                                                  $  44,323            $  48,508
                                                                   ====================      ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt and line of credit                       $   6,898            $   5,452
   Accounts payable - trade                                                       3,829                4,305
   Accounts payable - construction and equipment                                    639                  844
   Accrued expenses and other liabilities                                         2,074                2,340
                                                                   --------------------      ---------------
                 Total Current Liabilities                                       13,440               12,941

LONG-TERM DEBT                                                                        -                   68

STOCKHOLDERS' EQUITY:
   Common stock $.001 par value: 6,117 and 5,875 shares issued                        6                    6
   Additional paid-in capital                                                    29,745               28,043
   Treasury stock, 36 common shares                                                (227)                (227)
   Retained earnings                                                              1,710                8,082
   Unearned compensation                                                           (351)                (405)
                                                                   --------------------      ---------------
                 Total Stockholders' Equity                                      30,883               35,499
                                                                   --------------------      ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $  44,323            $  48,508
                                                                   ====================      ===============

See notes to condensed financial statements.

RF MONOLITHICS, INC.
CONDENSED STATEMENTS OF OPERATIONS - UNAUDITED
(In Thousands, Except Per-Share Amounts)
-------------------------------------------------------------------------------------------------------------------------------
                                                                  Three months                         Nine months
                                                                  Ended May 31                         Ended May 31
                                                       ----------------------------------    ----------------------------------
                                                                   2000              1999               2000               1999

SALES                                                           $12,697           $12,967            $34,212            $38,949
COST OF SALES                                                    10,642             8,263             32,225             25,117
                                                       ----------------     -------------    ---------------     --------------
      GROSS PROFIT                                                2,055             4,704              1,987             13,832

OPERATING EXPENSES:
   Research and development                                       1,263             1,155              3,520              3,808
   Sales and marketing                                            1,493             1,378              4,490              3,996
   General and administrative                                       746               785              2,716              2,175
                                                       ----------------     -------------    ---------------     --------------
      Total Operating Expenses                                    3,502             3,318             10,726              9,979
                                                       ----------------     -------------    ---------------     --------------

      INCOME (LOSS) FROM OPERATIONS                              (1,447)            1,386             (8,739)             3,853

OTHER INCOME (EXPENSE):
   Interest income                                                   65                55                173                176
   Interest expense                                                (228)             (101)              (601)              (269)
   Other income(expense)                                              9                (3)              (428)               (86)
                                                       ----------------     -------------    ---------------     --------------
      Total Other Income(Expense)                                  (154)              (49)              (856)              (179)
                                                       ----------------     -------------    ---------------     --------------

      INCOME (LOSS) BEFORE INCOME TAXES                          (1,601)            1,337             (9,595)             3,674

INCOME TAX (BENEFIT) EXPENSE                                       (488)              475             (2,796)             1,337
                                                       ----------------     -------------    ---------------     --------------

      NET INCOME (LOSS)                                         $(1,113)          $   862            $(6,799)           $ 2,337
                                                       ================     =============    ===============     ==============

EARNINGS (LOSS) PER SHARE:
   Basic                                                         $(0.18)            $0.15             $(1.06)             $0.42
                                                       ================     =============    ===============     ==============
   Diluted                                                       $(0.18)            $0.15             $(1.06)             $0.41
                                                       ================     =============    ===============     ==============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
   Basic                                                          6,116             5,818              5,998              5,757
                                                       ================     =============    ===============     ==============
   Diluted                                                        6,116             5,894              5,998              5,907
                                                       ================     =============    ===============     ==============

See notes to condensed financial statements.

RF MONOLITHICS, INC.
CONDENSED STATEMENTS OF CASH FLOWS - UNAUDITED
(In Thousands)
----------------------------------------------------------------------------------------------------      --------------------
                                                                                                  Nine Months
                                                                                                  Ended May 31
                                                                                 ---------------------------------------------
                                                                                                2000                      1999
OPERATING ACTIVITIES:
   Net income (loss)                                                                         $(6,371)                  $ 2,430
   Noncash items included in net income (loss):
      Deferred taxes                                                                          (2,257)                      307
      Depreciation and amortization                                                            3,788                     3,114
      Provision for doubtful accounts                                                             46                        95
      Other                                                                                      102                        53
   Cash from (used in) operating working capital:
      Trade receivables                                                                        1,760                      (157)
      Inventories                                                                                673                    (4,489)
      Prepaid expenses and other                                                                 108                        33
      Accounts payable - trade                                                                  (475)                      728
      Accrued expenses and other liabilities                                                    (298)                     (435)
      Income taxes receivable                                                                   (241)                     (169)
                                                                                 -------------------      --------------------
                  NET CASH (USED IN) FROM OPERATIONS                                          (3,165)                    1,510

INVESTING ACTIVITIES:
   Increase in short-term investments                                                         (4,639)                   (4,458)
   Decrease in short-term investments                                                          5,661                     5,107
   Acquisition of property and equipment                                                      (1,251)                   (4,208)
   Increase in other assets                                                                     (118)                      (12)
                                                                                 -------------------      --------------------
                  NET CASH USED IN INVESTING ACTIVITIES                                         (347)                   (3,571)

FINANCING ACTIVITIES:
   Borrowings on notes payable and line of credit                                              2,298                     3,000
   Repayments on notes payable and line of credit                                               (568)                     (375)
   Repayments on capital leases                                                                 (321)                     (479)
   (Repayments)Borrowings of accounts payable - construction and equipment                      (205)                      133
   Treasury Stock transactions                                                                     -                      (227)
   Common stock issued for options exercised                                                   1,493                       204
   Common stock issued under the Purchase Plan                                                   160                       273
                                                                                 -------------------      --------------------
                  NET CASH FROM FINANCING ACTIVITIES                                           2,857                     2,529
                                                                                 -------------------      --------------------

(DECREASE)INCREASE IN CASH AND CASH EQUIVALENTS                                                 (655)                      468

CASH AND CASH EQUIVALENTS:
   Beginning of period                                                                           672                       199
                                                                                 -------------------      --------------------

   End of period                                                                             $    17                   $   667
                                                                                 ===================      ====================

SUPPLEMENTAL INFORMATION:
   Interest paid                                                                             $   601                   $   284
                                                                                 ===================      ====================
   Income taxes (received)paid - net                                                         $  (709)                  $ 1,178
                                                                                 ===================      ====================
   Property and equipment acquisitions by debt                                               $     -                   $    53
                                                                                 ===================      ====================

See notes to condensed financial statements.

RF MONOLITHICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1. INTERIM FINANCIAL STATEMENTS

The accompanying condensed financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, that in the opinion of the management of RF Monolithics, Inc. (the "Company" or "RFM") are necessary for a fair presentation of the Company's financial position as of May 31, 2000, the results of operations for the three and nine months ended May 31, 2000 and May 31, 1999, and cash flows for the nine months ended May 31, 2000 and May 31, 1999. These unaudited interim condensed financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended August 31, 1999, filed with the Securities and Exchange Commission.

Operating results for the nine months ended May 31, 2000, are not necessarily indicative of the results to be achieved for the full fiscal year ending August 31, 2000.

2. INVENTORIES

Inventories consist of the following (in thousands):

                                   May                August
                                 31, 2000            31, 1999

Raw materials and supplies         $   5,794           $   5,713
Work in process                        2,288               3,099
Finished goods                         2,838               2,781
                            ----------------    ----------------

Total                              $  10,920           $  11,593
                            ================    ================

3. PROPERTY AND EQUIPMENT

Property and equipment includes construction in progress of $2,157,338 at May 31, 2000, and $2,679,000 at August 31, 1999, which is composed of equipment and other assets not yet placed in service primarily related to increasing the capacity of the Company's manufacturing facilities.

4. CREDIT FACILITIES

As of May 31, 2000, the Company was in violation of certain covenants under its line of credit with a commercial bank. The bank has waived the covenant violations. The amount of the credit line was reduced to the amount outstanding as of May 31, 2000, to $6,897,879, and the interest rate was increased from 1 percent to 2 percent over prime rate. The structure of the loan was previously modified in February, 2000, to tie amounts borrowed under the agreement to a borrowing base consisting of certain receivables, inventory, cash and marketable securities, all of which are pledged as collateral. The current credit facility contains restrictions and financial covenants relating to various matters, including net worth, interest coverage and levels of debt. There is no
assurance that these covenants can be met.   The expiration date of the current
line of credit is December 31, 2000. As a result, the debt is classified as current. The Company is currently negotiating a new credit facility that is intended to extend beyond that date. Although the Company believes that this effort will be successful, there is no assurance that a satisfactory new facility will be in place by December 31, 2000. Should that not occur, there could be a significant adverse impact on the Company's operations. No adjustments have been made to the financial statements to reflect that possibility.

During the current fiscal year, the Company has utilized approximately $4.6 million under an equipment-collateralized lease facility. This utilization has been recorded as an operating lease. As of May 31, 2000, there is no additional availability remaining under this lease facility.

5.     EARNINGS PER SHARE

       Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE, requires a reconciliation of both the numerator and denominator of the earnings per share calculations. There are no adjustments to net earnings/loss to arrive at income/loss for either per share calculation.

     Reconciliation of share amounts is as follows (in thousands):

                                  Three months                     Nine months
                                  Ended May 31                     Ended May 31
                               -------------------------------   ------------------------------
                                        2000              1999            2000             1999
Shares outstanding for basic
   earnings per share                  6,116             5,818           5,998            5,757
Effect of dilutive stock                  --                76              --              150
 options
                               -------------    --------------   -------------    -------------
Shares outstanding for dilutive
   earnings per share                  6,116             5,894           5,998            5,907
                               =============    ==============   =============    =============

6. CAPITAL STOCK

   On April 18, 2000, the Company granted to employees Non-Qualified Stock Options to purchase 3,000 shares of the Company's Common Stock and Incentive Stock Options to purchase 89,500 shares of the Company's Common Stock, at an exercise price of $10.25. The options were granted in accordance with the Company's 1999 Equity Incentive Plan and the 1997 Equity Incentive Plan, respectively, resulting in approximately 19,000 and 175,000 shares of common stock remaining available for grant under the plans, respectively, at May 31, 2000.

   On June 20, 2000, the Company granted to employees Non-Qualified Stock Options to purchase 3,500 shares of the Company's Common Stock and Incentive Stock Options to purchase 49,000 shares of the Company's Common Stock, at an exercise price of $13.0625. The options were granted in accordance with the Company's 1999 Equity Incentive Plan and the 1997 Equity Incentive Plan, respectively.

7. LITIGATION AND CONTINGENCIES

   Included in the accounts receivable balance is a past-due receivable totaling $889,000. The Company is seeking to recover the entire $889,000 of this past due account, plus an additional $819,000 for custom finished goods manufactured and raw material purchased. The Company believes that reserves are not necessary with regard to this mater. As a result, no additional allowance for uncollectible amounts has been established.

   In April 1999, the Company became involved in a lawsuit filed in the US District Court in Connecticut (Civil Action No. 399cv00311) seeking to collect outstanding receivables that were incurred by Akom Technologies, Inc. (Akom) in connection with Raytheon Company's (Raytheon) Goldmine Project. Also named in the action were Raytheon, Raycom, Inc. (Raycom), and sixteen other companies who supplied materials and services for the Goldmine Project. No party is seeking to collect monetary amounts from the Company, rather the parties are seeking declaration from the courts that they do not owe monetary amounts to the Company. The Company has filed a counter claim against Akom and cross claims against Raytheon and Raycom and asserts damages to the extent of unpaid invoices and custom inventory parts and materials approximating $1.7 million. Akom, Raytheon and Raycom have denied liability. In an opinion issued on March 31, 2000, the court denied Raytheon's and Raycom's motion to dismiss the Company's breach of contract claims, but dismissed the Company's claims for misrepresentation, fraud, and unfair trade practices. When the case began there were 17 suppliers seeking recovery for products provided to Akom for and at the request of Raytheon and Raycom. Raytheon has now settled with all but 4 of the suppliers. The Company believes it has meritorious claims and continues to prepare for trial.

8. SALES REVENUE

     The following table sets forth the components of the Company's sales by product area for the periods ended as indicated (in thousands):


                                                                            Amounts
                                          ------------------------------------------------------------------------
                                                    Three Months                            Nine Months
                                                    Ended May 31                           Ended May 31
                                          ----------------------------------     ---------------------------------
                                                     2000               1999                2000              1999
Low-power components                              $ 8,504            $ 9,116             $22,760           $27,470
Virtual Wire(R) short-range radio products          1,456              2,129               5,175             4,688
                                          ---------------    ---------------     ---------------   ---------------
  Low-Power Products Group                          9,960             11,245              27,935            32,158

Frequency control modules                             515                875               1,543             3,047
Filters                                             2,164                791               4,465             3,624
                                          ---------------    ---------------     ---------------   ---------------
  Communications Products Group                     2,679              1,666               6,008             6,671

Technology development sales                           58                 56                 269               120
                                          ---------------    ---------------     ---------------   ---------------
Total Sales                                       $12,697            $12,967             $34,212           $38,949
                                          ===============    ===============     ===============   ===============

9.  DEFERRED TAX ASSET

     The Company's deferred tax asset of approximately $2.9M at May 31, 2000 is primarily due to the tax effect of unused net operating loss carryforwards ("NOL's"), tax credit carryforwards and tax effected net taxable deductions.

     There is no reserve against this asset. As of May 31, 2000, the Company has NOL's of approximately $11.9M for federal income tax purposes. While the Company believes that it is likely that it will realize these carryforwards, there can be no assurance that they will be available to such extent and be fully realized.

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

General

       RFM offers products in four product areas: low-power components, Virtual Wirea short-range radio device systems, frequency control modules and filters. In the Second Quarter of fiscal year 2000, marketing and product development efforts for these four product areas were realigned into two product groups.
The Low-Power Product Group consists of the low power component products and the Virtual Wirea short range radio products. The Communications Product Group includes the filter and frequency control product areas. The Company sells to original equipment manufacturers and distributors in automotive, computer, consumer, industrial and telecommunications market segments worldwide.

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

       Any forward-looking statement speaks only as of the date on which such statement was made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement was made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for us to predict all of such factors, nor can it assess the impact of each such factor or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.

     The Company incurred significant losses in the first three quarters of its fiscal year 2000. As a result, it does not expect to overcome these losses this year and anticipates reporting a loss for fiscal year 2000.

Results of Operations

       The following discussion relates to the financial statements of the Company for the three months ended May 31, 2000 (current quarter), of the fiscal year ending August 31, 2000, in comparison to the three months ended May 31, 1999 (comparable quarter of the prior fiscal year). In addition, certain comparisons with the three months ended February 29, 1999 (previous quarter), are provided where management believes it is useful to the understanding of trends. The selected financial data for the periods presented may not be indicative of the Company's future financial condition or results of operations.

     The following table sets forth, for the three months and nine months ended May 31, 2000, and May 31, 1999, (i) the percentage relationship of certain items from the Company's statements of income to sales and (ii) the percentage change in these items between the current period and the comparable period of the prior year:


                                       Percentage of Total Sales                                  Percentage Change From
                    ---------------------------------------------------------------    ------------------------------------------
                             Three Months                      Nine Months                 Three Months            Nine Months
                             Ended May 31                      Ended May 31                 Ended May               Ended May
                    -----------------------------     -----------------------------
                            2000             1999             2000             1999        1999 to 2000            1999 to 2000
                                                                                       -------------------      -----------------
Sales                        100 %            100 %            100 %            100 %                   (2)%                  (12)%
Cost of sales                 84               64               94               64                     29                     28
                    ------------     ------------     ------------     ------------    -------------------      -----------------
  Gross profit                16               36                6               36                    (56)                   (86)

Research and                  10                9               10               10                      9                     (8)
 development
Sales and marketing           12               11               13               10                      8                     12
General and                    6                6                8                6                     (5)                    25
 administrative
                    ------------     ------------     ------------     ------------    -------------------      -----------------
   Total operating            28               26               31               26                      6                      8
    expenses
                    ------------     ------------     ------------     ------------    -------------------      -----------------

   Income from               (12)              10              (25)              10                   (204)                  (327)
    operations

Other income                  (1)                               (1)                                    214                    398
 (expense), net
                    ------------     ------------     ------------     ------------    -------------------      -----------------

Income before                (13)              10              (26)              10                   (220)                  (343)
 income taxes

Income tax expense            (4)               3               (8)               4                   (203)                  (309)
                    ------------     ------------     ------------     ------------    -------------------      -----------------
   Net Income(Loss)          (9)%              7 %            (18)%              6 %                 (229)%                 (362)%
                    ============     ============     ============     ============    ===================      =================

Sales

   The following table sets forth the components of the Company's sales and the percentage relationship of the components to sales by product area for the periods ended as indicated (in thousands, except percentage data):

                                                    Amounts                                           % of Total
                         -------------------------------------------------------   -----------------------------------------------
                               Three Months                   Nine Months               Three Months              Nine Months
                               Ended May 31                  Ended May 31               Ended May 31              Ended May 31
                         --------------------------   --------------------------   -----------------------------------------------
                                 2000          1999           2000          1999       2000          1999        2000         1999

Low-power components          $ 8,504       $ 9,116        $22,760       $27,470         67 %          70 %        67 %         71 %
Virtual Wire(R)
 short-range
     radio products             1,456         2,129          5,175         4,688         11            16          15           12
                         --------------------------   ------------   -----------   --------    ----------------------    ---------
  Low-Power Products            9,960        11,245         27,935        32,158         78            86          82           83
   Group

Frequency control modules         515           875          1,543         3,047          4             7           5            8
Filters                         2,164           791          4,465         3,624         17             6          13            9
                         --------------------------   ------------   -----------   --------    ----------------------    ---------
  Communications                2,679         1,666          6,008         6,671         21            13          18           17
   Products Group

Technology development             58            56            269           120          1             1           -            -
 sales
                         --------------------------   ------------   -----------   --------    ----------------------    ---------
Total Sales                   $12,697       $12,967        $34,212       $38,949       100 %         100 %       100 %        100 %
                         ==========================   ============   ===========   ========    ======================    =========

     Net sales for the third quarter ended May 31, 2000, were $12.7 million, as compared to $13.0 million in the third quarter of the prior fiscal year and $12.2 million for the second quarter of fiscal year 2000. Sales decreased in the Low Power Products Group from prior year's third quarter due to lower average selling prices resulting from anticipated competitive pricing pressures. Low-power component sales were the highest that they have been the four quarters since the third quarter of the prior year and average selling prices have stabilized during this period, as a result of the Company's discontinuation of special sales promotion programs used to stimulate quarterly turns business.
The Company believes that stabilizing prices will allow for low-power component sales to stabilize.

     Sales of Virtual Wire(R) short-range radio products declined from $2.2 million in the previous quarter to $1.5 million in the current quarter due to
the anticipated slow down in the number of units shipped.   Customers for second
generation Virtual Wire(R) radio products which took prototype quantities of product in prior quarters are completing their designs and getting qualifications from their customers. The Company believes these products offer robust operation, small size, low-power consumption and low costs for short-range wireless data applications. The Company is helping a number of customers incorporate these products into a wide variety of new applications. The timing of when any sales resulting from such new applications reach the production phase is dependent upon the timing of both the customers' product development cycles and their product introduction cycles. As a result, it is difficult to predict when, or if, these new products will have a significant impact on the Company's sales. In the current quarter, the Company completed a last time buy opportunity for its customers to buy first generation receiver products and took orders for approximately $1.5 million, which will ship in the next few quarters. First generation Virtual Wire(R) short-range radio products have relatively low gross margins, so that will likely have an adverse impact on gross margins during those periods. A last time buy opportunity for first generation transmitter products will be completed by the end of the calendar year.

     Sales of Filter products increased 174% over prior year's third quarter due primarily to an increase in the number of units shipped. This was the Company's highest quarterly shipment of filter products into the communication markets. The Company continues to devote significant resources to developing and supporting the growth of its filter products. The product development and introduction cycle for filter products takes between six to eighteen months to complete. As a result, it is difficult to predict when or if, this strategy to focus on filter products will have a significant impact on Company sales.

     The Company's top five customers accounted for approximately 39%, 28% and 36% of the Company's sales in the current quarter, the comparable quarter of the prior year and the previous quarter, respectively. One customer accounted for approximately 14% of sales in the current quarter, while no customer accounted for more than 10% of sales in the comparable quarter of the prior year and the same customer accounted for 11% of sales in the previous quarter.

     International sales (primarily to Europe and Asia) were approximately 67%, 53% and 67% of the Company's sales during the current quarter, the comparable quarter of the prior year and the previous quarter, respectively. The Company considers all product sales with a delivery destination outside of North America to be international sales. These sales are denominated primarily in U.S. currency. The Company intends to continue its focus on international sales in the future and expects that international sales will continue to represent a significant portion of its business. However, international sales are subject to fluctuations as a result of local economic conditions and competition. Therefore, the Company cannot predict whether it will continue to derive a significant portion of its business from international sales.

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

Gross Profit

     The current quarter gross margin of 16% decreased from 36% in the comparable quarter of the prior year but increased from an 11% gross margin in the previous quarter. Year-to-date gross margins were 6%, compared to 35% for the comparable year-to-date period. The decrease from the prior year was due to several factors and occurred in most of the product lines.

     The first factor decreasing gross margins was the continuing decline in per-unit selling prices, for the Company's Low Power Component and Virtual Wirea short-range radio products due to competitive pressures. There was not a corresponding decrease in manufacturing costs per unit, and in fact manufacturing costs increased, as explained below. Therefore gross margins for those product lines decreased in the current quarter, as well as the current year-to-date period. While prices have stabilized for these products in recent quarters, the Company believes this trend towards reduced sales prices could continue for both of these product lines. It is not certain if the Company can reduce per unit manufacturing costs in future periods to the same extent as the decrease in selling prices. If sufficient cost reductions are not made, gross margins would be adversely impacted in a material way.

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

     A third factor that has impacted recent quarters, but not the current quarter has been the fact that the Company has experienced a significant change in the mix of its product sales. On a year to date basis, Virtual Wirea short-range radio product sales increased to 15% of total sales in the current year, compared to 12% in the prior year. These products include both first generation products, for which costs have been historically very high relative to sales, and second generation products, which have been ramping to production rates and are still experiencing yield and process issues. This shift in product sales mix from a historically higher margin product to a currently lower margin product has produced an overall reduction in gross profit. The Company expects the change in mix to continue but also believes that the negative impact on gross margins will be reduced significantly as the second generation of the transceiver and related Virtual Wirea short-range radio products represent the majority of total production in the second half of the next fiscal year. The second-generation products are designed to be more cost-effective than first generation products. There may be an increase in sales of first generation products until then as the Company is offering customers the opportunity to buy more of these products before they are discontinued. Because of the uncertainty of volume and the new product introduction process, the Company may not be able to manufacture these future generation products at a cost low enough to produce an improved gross profit margin result.

     Gross margins in the current quarter increased 5 margin points from the previous quarter. Management efforts to return manufacturing productivity yield and production rates closer to historic levels resulted in lower per unit manufacturing costs. Management intends to continue this focus on improved operations, although there can be no assurance these efforts will result in lower per unit costs.

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

Research and Development

     Research and development expenses in the current quarter increased approximately $108,000 or 9%, from the comparable quarter of the prior year. These expenses were comparable to first quarter levels. The Company believes that the continued development of its technology and new products is essential to its success and is committed to continue to devote significant resources to research and development. The Company expects that research and development expenses may increase, or stay approximately the same in future periods.

Sales and Marketing

     Current quarter sales and marketing expenses increased approximately $115,000, or 8%, from the prior year comparable quarter. This increase was due primarily to increased sales commission expenses related to the completion of the Company's sales program to increase coverage around the world. The Company expects to incur higher sales and marketing expenses in absolute dollars in future periods as it continues to expand its sales and marketing efforts.

General and Administrative

     General and administrative expenses for the current quarter decreased approximately $39,000, or 5%, from the prior year comparable quarter. The Company expects general and administrative expenses may increase, or stay approximately the same in absolute dollars in future periods.

Income Tax (Benefit) Expense

     The Company's income tax benefit was $488,000 in the current quarter, compared to income tax expenses of $475,000 in the prior year comparable quarter, reflecting the comparable income before income taxes for the respective periods. The Company's effective tax benefit rate was approximately 31% in the current quarter, compared to approximately 36% in the prior year due to the Foreign Sales Corporation.

Net (Loss) Income

     Net income/(loss) was ($1.1) million, or ($0.18) per diluted share, in the current quarter, compared to net income of $862,000, or $0.15 per diluted share, for the prior year comparable quarter. The net loss declined from the previous quarter's $1.4 million loss. The current fiscal year-to-date loss is $6.4 million, compared to a $2.4 million net income in the prior year-to-date period. The Company does not expect to overcome this loss this year and anticipates reporting a loss for fiscal year 2000.

Liquidity and Capital Resources

The prime source of liquidity at May 31, 2000, consisted of $3.5 million of cash and short-term investments. As of May 31, 2000, the Company was in violation of certain covenants under its line of credit with a commercial bank. The bank has waived the covenant violations. The amount of the credit line was reduced to the amount outstanding as of May 31, 2000, to $6,897,879, and the interest rate was increased from 1 percent to 2 percent over prime rate. The structure of the loan was previously modified in February, 2000, to tie amounts borrowed under the agreement to a borrowing base consisting of certain receivables, inventory, cash and marketable securities, all of which are pledged as collateral. The current credit facility contains restrictions and financial covenants relating to various matters, including net worth, interest coverage and levels of debt.
There is no assurance that these covenants can be met.   The expiration date of
the current line of credit is December 31, 2000. As a result, the debt is classified as current. The Company is currently negotiating a new credit facility that is intended to extend beyond that date. Although the Company believes that this effort will be successful, there is no assurance that a satisfactory new facility will be in place by December 31, 2000. Should that not occur, there could be a significant adverse impact on the Company's operations. No adjustments have been made to the financial statements to reflect that possibility.

     During the current fiscal year, the Company has utilized approximately $4.6 million under an equipment-collateralized lease facility. This utilization has been recorded as an operating lease. As of May 31, 2000, there is no additional availability remaining under this lease facility. To move the leased manufacturing equipment to support an expansion of the Company's offshore manufacturing initiative, it will be necessary to purchase the equipment. There is no assurance that this can be done on favorable terms. Should that not occur, there could be a slowdown in the company's plans to expand offshore production.

     Net cash used in operating activities was $3.3 million in the year-to-date period of fiscal 2000 as compared to net cash provided from operating activities of $1.5 million for the year-to-date period of fiscal 1999. The decrease in cash available from operations is due to the $6.4 million net loss in the current year-to-date period that was partially offset by a $2.5 million reduction in accounts receivable and inventories. The Company's internal plan is to achieve nearly a breakeven cash flow from operations by the end of its current fiscal year. There can be no assurance that this will be achieved.

     Cash used in investing activities was $0.3 million for the current year-to-date period, as compared to, $3.6 million of cash used in investing activities for the comparable year-to-date period of the prior year, primarily as a result of approximately $1.2M in capital expenditures offset by a net reduction of $1.0M in short-term investments. Cash used in investing activities was $3.6M million in the prior year, due to $4.2 million in capital expenditures. The Company expects to acquire a total of approximately $1.3 million to $1.7 million of capital equipment by the end of fiscal 2000, consisting primarily of equipment needed for its manufacturing facilities.

          Net cash generated from financing activities was $3.0 million and $2.6 million for the year-to-date period of fiscal 2000 and 1999, respectively. In the current year, approximately $1.2 million was raised from a net increase in borrowings and $1.7 million in sales of stock from stock options and the employee stock purchase plan. In the prior year, $2.3 million was raised in a net increase in borrowings and $500,000 in sales of stock.

          The Company believes that cash generated from operations and the $3.5 million balance in cash and short-term investments will be sufficient to meet the Company's operating cash requirements through the rest of the fiscal year. To the extent that these sources of funds are insufficient to meet the Company's capital or operating requirements, the Company may be required to raise additional funds. No assurance can be given that additional financing will be available or, if available, that it will be available on acceptable terms. Should that occur, there could be significant adverse impact on the Company's operations. No adjustments have been made to the financial statements to reflect that possibility.

Year 2000 Readiness Disclosure

          The Company completed its plan to prepare for the Year 2000 computer issue. The Company did not experience any significant problems related to the Year 2000 issue in the current quarter and does not expect to experience any in future periods.

                          PART II.  OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The Company hereby incorporates by reference all exhibits filed in connection with Form 10-K for the year ended August 31, 1999.

(b) The Company did not file any reports on Form 8-K during the quarter ended May 31, 2000.

(c)  Exhibits Included                       Description
     -----------------                       -----------

          10.31 Waiver and Fourth Amendment to Loan Agreement, dated as of May 31, 2000, among RF Monolithics, Inc., Banc One Leasing Corporation, and Bank One, Texas, National Association

          10.32 Promissory Note, dated May 31, 2000, in the principal amount of $7,500,000, executed and delivered by RF Monolithics, Inc. to Bank One, Texas, National Association

          10.33 Waiver and Amendment to Master Lease Agreement dated as of May 31, 2000, by and between RF Monolithics, Inc. and Banc One Leasing Corporation

          10.34 Collateral Pledge Agreement dated as of May 31, 2000, by RF Monolithics, Inc. in favor of Bank One, Texas, National Association

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              RF MONOLITHICS, INC.


Dated:  July 17, 2000         By:  /s/ JAMES P. FARLEY
                                   ------------------------------------
                                   James P. Farley
                                   Authorized Officer



                              By:  /s/ JAMES P. FARLEY
                                   ------------------------------------
                                   James P. Farley
                                   VP Finance, Controller