Form 10-K
period 2000-08-31
RF MONOLITHICS INC /DE/
filed 2000-12-14
CIK 922204

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

              [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

                                    - OR -

            [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended August 31, 2000

                          Commission File No. 0-24414

                             RF Monolithics, Inc.
            (Exact name of Registrant as specified in its charter)

                    _______________________________________

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of RF Monolithics, Inc. Common Stock held by nonaffiliates based on the last reported sale price on the NASDAQ composite tape on November 15, 2000, was $17,571,718. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock of the Company have been excluded because such persons may be deemed to be affiliates.

Common Stock outstanding at November 15, 2000: 6,206,876 shares, par value
$0.001.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be filed with the Commission pursuant to Regulation 14A, which will be filed with the Commission on or about December 15, 2000, is incorporated by reference into Part III of this report.

                             RF MONOLITHICS, INC.
                                   FORM 10-K
                          YEAR ENDED AUGUST 31, 2000

                               TABLE OF CONTENTS

                                                                                        Page
                                                                                        ----
                                     PART I

Item 1.    Business................................................................       2

Item 2.    Properties..............................................................      11

Item 3.    Legal Proceedings.......................................................      11

Item 4.    Submission of Matters to a Vote of Security Holders.....................      11

                                     PART II

Item 5.    Market for Registrant's Common Stock and Related Stockholder Matters....      12

Item 6.    Selected Financial Data.................................................      13

Item 7.    Management's Discussion and Analysis of Financial Condition
           And Results of Operations...............................................      14

Item 8.    Financial Statements and Supplementary Data.............................      22

Item 9.    Changes in and Disagreements With Accountants on Accounting and
           Financial Disclosure....................................................      22

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant......................      22

Item 11.   Executive Compensation..................................................      22

Item 12.   Security Ownership of Certain Beneficial Owners and Management..........      23

Item 13.   Certain Relationships and Related Transactions..........................      23

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.........      23

                                    PART I.

During the last five years, the Company has developed Virtual Wire(R) Short-range Radio products as more value added products in comparison to its base low-power component business. More recently, RFM has focused engineering design resources on products for the rapidly growing communications products market.

ITEM 1. BUSINESS

        RF Monolithics, Inc. (RFM or the Company), organized in 1979 as a Texas corporation and converted to a Delaware corporation in 1994, designs, develops, manufactures and markets a broad range of radio frequency ("RF") component and module products in two areas: communications products, which include frequency control modules and filters; and low-power products which include low-power components and Virtual Wire(R) Short-range Radio products. The Company's products are based on surface acoustic wave ("SAW") technology and are manufactured as discrete devices to perform specific functions and as integrated modules to meet system performance requirements.

        The Company focuses its product development in the frequency range of 50 megahertz ("MHz") to 1.5 gigahertz (GHz) and above. The Company markets its line of more than 500 resonators, filters, clocks, oscillators, transmitters and receivers to original equipment manufacturers ("OEMs") world-wide, including Code-Alarm, Inc., Delco Electronics, Linear Corporation, Nokia Telecommunications, Nortel (Northern Telecom, Inc.), Juniper, Siemens AG, and Silicon Graphics, Inc.

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

        The Company believes that its SAW-based products, coupled with its RF design and manufacturing expertise, offer electronics manufacturers certain fundamental advantages over alternative technologies. As electronic applications ranging from automotive remote keyless entry (RKE) to digital cellular phones to computers migrate to higher operating frequencies with tighter tolerances and more stringent performance specifications, demand for RF modules and SAW discrete components is expected to increase.

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

Markets and Applications

        The Company focuses on specific market opportunities where the Company believes that its SAW technology solutions coupled with its RF design expertise address current and emerging market and application requirements. The Company offers products in two product groups: Communications Products Group, which includes frequency control modules and filter products; and Low-power Products Group, which includes Low-power Components and Virtual Wire(R) Short-range Radio products. These products are incorporated into application designs in four primary markets: wireless communications, optical networks, automotive, and industrial markets.

Wireless Communications

        The Company believes that a number of dynamics within the wireless communications market are opening new applications for SAW technology. The deployment of digital cellular telephone systems, such as European Global System for Mobile Communications (GSM), Code Division Multiple Access (CDMA), Global Positioning Systems (GPS), has been initiated worldwide. The digital modulation requires SAW filters that minimize distortion and conform to international cellular telephony standards. The Company believes that markets for SAW technology products are expanding rapidly. The concept of Satellite Radio appears to be gaining momentum. Digital modulation is spectrally more efficient than traditional analog AM or FM. Current proposed digital standards, within the same bandwidth, are achieving near CD quality audio. Other markets such as wireless Internet access and broadband multimedia will continue to use SAW based products.

Optical Networks

        The Company believes as broadband wireless communication systems demand more performance to support Internet requirements, bandwidth becomes the key element that allows information to flow efficiently. This creates a requirement to minimize systems noise present in broadband wireless communication and provide clean timing to maximize throughput around the system's backbone. Analog communications, test instrumentation, computer timing, and military applications also create markets for SAW based frequency control products where timing integrity and elimination of system noise in circuits are critical.

Automotive

        The automotive industry utilizes SAW-based components in transmitter and receiver designs for remote keyless entry (RKE) applications. Emerging applications utilizing transmitter and receiver functions include the run flat tire, tire pressure monitoring and immobilized theft-deterrent systems. The automotive industry continues to develop new and improved safety features. With recent regulation aimed at preventing safety issues associated with tire pressure and performance, the run-flat-tire pressure monitoring application is receiving considerable visibility. The Company believes that SAW devices are stable and impermeable to shock, vibration and moisture, thus providing the characteristics required for these application. Automotive electronic applications continue to grow with the unending drive toward smaller size, reduced cost and improved system performance as evidenced by some of the emerging multiplexing design schemes. These market requirements are met by the Company's Low-power Components and Virtual Wire(R) Short-range Radio products. This market is subject to severe price competition.

Industrial

        The industrial market includes applications such as security systems, RF ID tags, meter reading and bar code reading devices, medical systems and custom data link equipment. Low-power Components, Virtual Wire(R) Short-range Radio products and Filters may all be designed into industrial applications.

Products

        The Company's products are organized into two product groups:
Communications Products Group, which include frequency control modules and filters; and Low-power Products Group, which include Low-power Components and Virtual Wire(R) Short-range Radio products modules.

Communications Product Group

Frequency Control Modules:

        The Company's frequency control modules consist of frequency source products for both analog and digital applications. These products provide added value to the SAW components manufactured by the Company. Each module incorporates one or more SAW discrete devices with standard and custom integrated circuits and related passive components. The Company manufactures clocks and oscillators applying resonators and coupled-resonator filters to eliminate tuning coils for signal filtering and stabilization. Specialized SAW devices are incorporated in voltage-controlled sources to allow frequency variability along with very good phase noise for both analog and digital applications.

        High-frequency clocks. The Company's high-frequency clock modules are used in high bandwidth optical network systems. The Company's "Diff Sine" clocks allow the network to realize improved performance by providing a highly stable frequency source which results in very low timing variations from one cycle to the next (commonly referred to as "jitter") and good symmetry across each cycle. Most customers in this rapidly growing application prefer SMT packages.

        Oscillators. The Company produces commercial and military fixed-frequency and voltage-controlled SAW oscillators. These products are supplied in SMT or leaded metal packages and used in applications such as microwave radios, identification friend or foe (IFF) transponders for commercial and military avionics, and precision instrumentation.

        Optical timing products. The Company has recently introduced a new line of oscillators that target the Optical Dense Wave Division Multiplex (DWDM) market that utilizes RFM's patented technology. The initial versions are in Dip style (leaded) packages. In development is a surface mount version of these products. These products are targeted for customers in the optical network market, including high-speed routers and the OC768 backbone system.

Filters:

        RFM was the pioneer in several SAW technologies, and has the design capability for the major SAW filter structures: 1) High Loss Bi-directional Filter; 2) Medium Loss Single Phase Uni-directional Transducer (SPUDT) Filter; and 3) Low Loss Coupled Resonator Filter, including in-line (or longitudinally) coupled resonator filter, and proximity (or transversally, or wave-guide) coupled resonator filter.

     In response to the new demand from wireless communications, RFM has focused on intermediate frequency (IF) SAW filters based on new SAW structures that provide the best performance, e.g., slanted (or fan shape, or taper) SPUDT filter, and resonant SPUDT (or RSPUDT) filter, etc.

Low-power Product Group

Low-power Components:

        Resonators. The Company's resonators are used in low-power wireless transmitter and receiver applications, including automotive remote keyless entry systems, wireless security systems, remote meter reading and related products. The Company manufactures SAW resonators in volume, and they are supplied in both three-lead metal packages ("TO-39") and leadless surface mount ("SMT") packages. The market for low-power resonators is intensely competitive and has been characterized by price erosion, rapid technological change and product obsolescence. As a result, the Company has experienced continued price competition for these products.

        Coupled-Resonator Filters. Coupled-resonator filters are well suited for certain frequency stabilization applications, such as the frequency control clock modules, and as input filters for the hybrid receiver modules and output filters for the hybrid transmitter modules manufactured by the Company. The Company provides coupled resonators in leaded and surface mount packages.

Virtual Wire(R) Short-range Radio Products:

        In the past year, the Company has decided to discontinue seeking business for the first generation of these products. Customers were allowed to purchase them under a last time buy program. The Company's second-generation hybrid transmitter (TX), receiver (RX) and transceiver (TR) modules are the primary products included in Virtual Wire(R) Short-range Radio products. The Company's Transceiver module, based on its patented Amplifier Sequenced Hybrid ("ASH") technology, offers two-way data communication in a single small module with performance identical to the separate TX and RX (hybrid receiver) modules at lower total cost.

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

        The Virtual Wire(R) Short-range Radio product offerings also include complete transceiver design and development kits that allow the system designer, who has minimal RF experience, the ability to apply wireless, two-way data transfer to emerging applications. The application market for Virtual Wire(R) Short-range Radio products includes remote bar code data entry, remote meter reading, point of sale terminals, medical monitor systems, home automation, data link equipment and wireless thermostats. The Company believes that markets for wireless products will continue to expand.

Manufacturing

        The manufacturing of the Company's products is a highly complex and precise process that is sensitive to a wide variety of factors, including the level of contaminants in the manufacturing environment, impurities in the materials used and the performance of manufacturing personnel and production equipment. Until the devices are enclosed or sealed within their final package, they are subject to contamination. Because of this, almost all operations prior to enclosure welding or sealing are performed in controlled environments such as clean-room environments. In the past, the Company has experienced, from time to time, product shipment delays and lower-than-expected production yields. The Company has experienced and may in the future experience a delay in transferring products from engineering to volume manufacturing status. The manufacturing process could result in shipment delays or loss of production yields that will materially and adversely increase the cost of manufacturing. The Company's manufacturing operations are housed in two buildings located side by side in Dallas, Texas. Many of the Company's competitors have manufacturing facilities in low labor rate countries. The Company intends to transition manufacture of low-power components and filter products offshore and has identified two manufacturing partners in the Philippines. This transition is expected to be completed during fiscal 2001. As a result of the Company's substantial reliance on a single domestic manufacturing location and with both offshore manufacturing partners located in the Philippines, damage occurring to any facility, whether by act of nature, major economic or political change, or otherwise, may have a material adverse affect on the Company's manufacturing operations.

        The Company's customers demand an increasing level of quality. Despite the fact that the Company has achieved QS 9000 and ISO 9001 certification, and its offshore partners have either achieved or are in the process of achieving certification, the Company could fail to maintain these needed improvements and quality levels in its operations. To the extent improvements are not achieved, the Company's operating results could be materially and adversely affected. The Company has experienced sudden increases in demand which have put pressure on its manufacturing facilities to increase capacity to meet this demand. In addition, new products sometimes require different manufacturing processes than the Company currently possesses. The Company has devoted the bulk of its capital expenditures to increase capacity and improve its manufacturing processes and has been aggressive in securing increased manufacturing capacity through offshore manufacturing alliances. The Company may not be able to continue to increase its manufacturing capacity and improve its manufacturing processes in a timely manner to take advantage of increased market demand.

        Over the past several years, the Company completed an expansion of its factories, adding facilities and new automated processing equipment. As demands on the manufacturing facilities increase, there is an ongoing need to increase the capacity and operational efficiencies. The Company may not be able to achieve these improvements in a timely manner. To the extent the Company does not achieve acceptable yields or experiences product shipment delays as a result of problems associated with the expansion of the factories or increase in offshore capacity, the Company's operating results could be materially and adversely affected.

        The Company divides its manufacturing operations into three key areas: wafer fabrication, domestic assembly, and off shore assembly. In assembly, there are three production areas that correspond to the three distinct types of packages being manufactured: (1) TO-39 components; (2) module devices; and (3) SMT components.

Wafer Fabrication

        Fabrication of deposited and patterned wafers takes place in a clean-room environment. Thin aluminum films are precisely deposited onto three-inch and four inch-diameter quartz substrates that are subsequently etched with very small (micron and submicron) patterned structures. Each patterned device is called a die, and there may be from 40 to 3,000 die on a single three-inch or four-inch wafer. All wafer fabrication takes place at the Company's Dallas location.

Domestic Assembly

        TO-39 component manufacturing involves the assembly of single-die devices into leaded metal packaging. This method of assembly includes some of the Company's older low-power component products.

        Module manufacturing consists of multiple devices, one or more of which is a SAW. The Company's products assembled in module manufacturing include transceivers, frequency control modules and filters.

        The Company's SMT products contain SAW die and, in some cases, other electronic components as well. The Company's manufacturing process is based on arrays, which allows for automated processing of up to 400 devices at a time. Since this represents a unique manufacturing process, some of the equipment has been custom-designed for the Company and represents several unique applications of existing manufacturing technology. The SMT facility is responsible for assembly of low-power components and Virtual Wire(R) Short-range Radio products.

Offshore Assembly

        The Company has manufacturing arrangements with Automated Technology, Inc. and Cirtek Electronics Corporation. Both organizations are highly experienced in hermetic semiconductor manufacturing and are knowledgeable of the unique aspects of SAW component assembly and test. Assembly and test of the Company's low-power components and filters occur at these locations. The transition to offshore began with the Company's TO-39 products.

Source of Components/Labor

        While the Company uses standard components whenever possible, certain of the components used in the Company's SAW devices and modules are made to the Company's specifications. This is particularly true for specialized manufacturers from whom the Company purchases several RF integrated circuits and ceramic arrays. These companies include Maxim Integrated Products, Nortel Networks Inc. and Kyocera America Inc. The Company has experienced delays and quality control problems with certain of its single-source suppliers in the past. Although the Company is attempting to obtain second-source suppliers, the Company believes it will continue to be dependent upon single-source suppliers for the foreseeable future. Also, during the fourth quarter of fiscal 2000, the Company experienced difficulty in securing the additional labor resources necessary to meet rising demand for products. The company is actively addressing this labor shortage and is implementing techniques to improve labor productivity. The Company anticipates the transition to offshore production will result in significant additional manufacturing capacity, which will mitigate the impact of labor shortages. Delays in delivery, quality problems or the inability of the Company to obtain the components and labor resources required to manufacture the Company's products on a cost-effective basis could have a material adverse effect on the Company's business and results of operations.

Sales and Marketing

        The Company distributes its products in the United States through manufacturers' representatives managed by the Company's restructured area sales management team (internal sales force.) Additionally, the Company has authorized a major North American distributor to stock and sell all Company products. International sales are handled through manufacturers' representatives, manufacturers' representatives acting as distributors and direct sales management. Despite these sales efforts, the Company may not be able to increase or maintain demand for the its products.

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

        In 2000, one customer accounted for 9.7% of sales while no company did so for 1999. The top 10 customers accounted for approximately 49% and 45% of total sales in 2000 and 1999, respectively. Sales to distributors accounted for 22% of the sales in fiscal 2000, and 21% in fiscal 1999. Sales to major customers have fluctuated in the past and may continue to fluctuate in the future.

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

Competition

        The markets for the Company's products are intensely competitive and are characterized by price erosion, rapid technological change and product obsolescence. In most of the markets for the Company's products, the Company competes with very large vertically integrated, international companies, including Matsushita Electrical Industrial Co., Ltd., and Murata Manufacturing Co., that have substantially greater financial, technical, sales, marketing, distribution and other resources, and broader product lines than the Company. The Company's competitors who have greater financial resources or broader product lines may be able to engage in sustained price reductions in the Company's primary markets to gain market share. The Company also expects increased competition from existing competitors as well as competition from a number of companies that currently use SAW expertise largely for internal requirements. In addition, the Company experiences increased competition from companies that offer alternative solutions such as phase locked loop technology, which combines a semiconductor with a traditional crystal. The Company believes competitors may duplicate the Company's products, which would cause additional pressure to selling prices and which could adversely affect market share.

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

        RFM employs approximately 50 individuals in engineering and product and process development, including design engineers and scientists. They are responsible for new products and new processes from inception to the commencement of volume manufacturing. The Company believes that the efforts of this group help to ensure that RFM's products provide an optimum system solution for the customer and are manufacturable at a competitive cost.

        From time to time, the Company has entered into agreements with customers to develop specific SAW devices for inclusion in the customer's end product. Pursuant to such agreements, the nonrecurring engineering ("NRE") cost associated with such development work, which is treated by the Company as cost of technology development sales, is generally reimbursed by the customer. Total technology development (or NRE) sales during fiscal years 2000 and 1999 were $386,000 and $233,000, respectively. Costs related to these sales were included in the Company's cost of sales during these years. The Company considers the development of new products essential to increasing and maintaining sales.

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

Employees

        As of August 31, 2000, the Company had a total of 510 employees. Of such employees, approximately 55 were temporary employees and 3 were consultants. With the exception of an employee located in each of the sales locations in Europe, Georgia, Minnesota and California, all of the employees of the Company are based at the Company's headquarters in the metropolitan area of Dallas, Texas. The Company's future success depends to a significant degree upon the continued service of its key technical and senior management personnel and its continuing ability to attract and retain highly qualified technical and managerial personnel. Competition for such personnel is intense. The Company may not be able to retain or continue to attract key managerial and technical employees. Failure to retain or continue to attract key managerial and technical employees could have a material adverse effect on the Company's business results and operations. None of the Company's employees are represented by a labor union. The Company has not experienced any work stoppages and considers its relations with its employees to be good. During the fourth quarter of fiscal 2000, the Company experienced some difficulty in securing the additional labor resources necessary to meet rising demand for products. The Company is actively addressing this labor shortage and is implementing techniques to improve labor productivity. The Company anticipates the transition to offshore production will result in significant additional manufacturing capacity, which will mitigate the impact of labor shortages.

Potential Fluctuations in Results of Operations; Order Trends and Backlog

        The Company's quarterly and annual results have been and will continue to be affected by a wide variety of factors that have had in the past and in the future could have a material adverse effect on the Company's business and results of operations during any particular period, including the level of orders that are received and can be shipped in a quarter, the rescheduling or cancellation of orders by its customers, competitive pressures on selling prices, changes in product or customer mix, availability and cost of raw materials, availability of labor resources, the ability of the Company to manufacture a sufficient volume of products in a cost-effective manner, fluctuations in manufacturing yield, availability of wafer fabrication and assembly manufacturing capacity, loss of any strategic relationship, the ability to introduce new products and technologies on a timely and cost-effective basis, new product introductions by the Company's competitors, market acceptance of products of both the Company and its customers, supply constraints for other components incorporated into its customers' products, foreign currency fluctuations, delays in customer orders or payments or interruptions in operations and the level of expenditures for research and development, sales, and general and administrative functions.

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

        The Company's backlog at August 31, 2000, was approximately $17.1 million as compared to $7.1 million as of August 31, 1999. The Company includes in its backlog all purchase orders scheduled for delivery within the subsequent 12 months. The Company's backlog, although useful for scheduling production, does not represent actual sales and should not be used as a measure of future sales. All orders in backlog are subject to cancellation after 30 days before shipment without penalty at the option of the customer and to changes in delivery schedules. The Company's backlog is subject to fluctuations. Backlog as of any particular date may not be a reliable measure of sales for any future period.

        Except for the historical information contained herein, the preceding discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as in the sections entitled "Legal Proceedings," "Selected Financial Data" and "Management's Discussion and Analysis" in this report.

ITEM 2. PROPERTIES

        The Company's principal administrative, sales, marketing, research and development, and manufacturing facilities are located in the metropolitan area of Dallas, Texas, in two adjacent buildings totaling approximately 93,000 square feet. One building, totaling approximately 63,000 square feet, is leased through July 2003. The second building, totaling approximately 30,000 square feet, is also leased through July 2003, with the Company having an option to cancel the lease after July 31, 2001. The Company believes that its existing facilities are adequate for its current requirements. The Company believes that the current properties are suitable and productive for the currently intended purposes. Although the majority of its current properties are utilized, there is some room for expansion. In addition, RFM is working with offshore partners to utilize their properties. Should additional space be needed, there can be no assurance that it will be commercially available on reasonable terms when it is needed.

ITEM 3. LEGAL PROCEEDINGS

        In April 1999, the Company become involved in a lawsuit filed in the US District Court in Connecticut (Civil Action No. 399cv 00311) seeking to collect outstanding receivables that were incurred by Akom Technologies, Inc. (Akom) in connection with Raytheon Company's (Raytheon) Goldmine Project. Also named in the action were Raytheon, Raycom, Inc. and fifteen other companies who supplied materials and services for the Goldmine Project. The plaintiffs sought a declaratory judgment against the Company seeking a declaration that plaintiffs owed no monetary amounts to the Company. The Company filed a counterclaim against Akom and cross claims against Raytheon and Raycom asserting damages to the extent of unpaid invoices and custom inventory parts and materials approximating $1.7 million. The Company settled all pending claims by and against Akom, Raytheon and Raycom on October 11, 2000. The terms of the settlement are covered by a non-disclosure agreement. See further discussion in footnote 12 of the financial statements found in the Appendix.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

                                   PART II.

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is quoted on the National Association of Securities Dealers Automated Quotation System (NASDAQ) National Market System (symbol RFMI). The following table sets forth the high and low sales prices of the Company Common Stock for each quarter of fiscal 2000 as furnished by NASDAQ. These prices reflect prices between dealers, without retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

                                              Price Range
                              -------------------------------------------
                                     2000                     1999
                              -------------------      ------------------
          Quarter Ended         High        Low         High        Low
                                ----        ---         ----        ---

          November 30
                               11.0625    5.5625       12.5000    7.8333
          February 29/28
                               27.3750    5.4375       11.5000    8.6250
          May 31
                               15.0000    8.6250       11.3125    6.0625
          August 31
                               16.0000    7.4375       10.3750    7.1250


     The Company has not paid dividends on its Common Stock during the past two most recent fiscal years and presently intends to continue this policy in order to retain earnings for use in its business.

     The number of stockholders of Common Stock of RFM as of November 15, 2000, was approximately 200 (which number does not include the number of stockholders whose shares are held of record by a brokerage house or clearing agency, but rather includes such brokerage house or clearing agency as one record holder).

     The last sales price for RFM's Common Stock, as reported by NASDAQ on November 15, 2000, was $4.875.

ITEM 6.   SELECTED FINANCIAL DATA

                                                                       Year Ended August 31,
                                                                       ---------------------
                                                         2000       1999       1998       1997      1996
                                                       --------   --------   --------   --------  --------
                                                      (In thousands, except gross profit margin & earnings
                                                                        per share amounts)
Statement of Operations Data:

Sales                                                  $ 47,256   $ 51,297   $ 55,172   $ 47,692  $ 35,718
Cost of sales                                            43,250     35,950     33,549     28,136    22,336
                                                       --------   --------   --------   --------  --------
Gross profit                                              4,006     15,347     21,623     19,556    13,382
Gross profit margin %                                       8.5%      29.9%      39.2%      41.0%     37.5%
Research and development                                  4,700      5,697      5,081      4,169     3,366
Sales and marketing                                       6,047      5,415      5,646      5,842     4,391
General and administrative                                3,546      3,092      2,889      3,391     2,747
Litigation                                                  301          -        641          -         -
                                                       --------   --------   --------   --------  --------
    Total operating expenses                             14,594     14,204     14,257     13,402    10,504
                                                       --------   --------   --------   --------  --------
Income (loss) from operations                           (10,588)     1,143      7,366      6,154     2,878
Other income (expense), net                                (634)      (145)        14       (142)     (107)
                                                       --------   --------   --------   --------  --------
Income (loss) before income taxes                       (11,222)       998      7,380      6,012     2,771
Income tax (benefit) expense                             (3,614)       269      2,620      2,205       882
                                                       --------   --------   --------   --------  --------
    Net income (loss)                                  $ (7,608)  $    729   $  4,760   $  3,807  $  1,889
                                                       ========   ========   ========   ========  ========

Earnings (Loss) per share:
    Basic                                              $  (1.26)  $   0.13   $   0.86   $   0.70  $   0.37
                                                       ========   ========   ========   ========  ========
    Diluted                                            $  (1.26)  $   0.12   $   0.80   $   0.66  $   0.35
                                                       ========   ========   ========   ========  ========

Weighted average common shares outstanding:
    Basic                                                 6,046      5,783      5,551      5,379     5,084
                                                       ========   ========   ========   ========  ========
    Diluted                                               6,046      5,932      5,978      5,790     5,429
                                                       ========   ========   ========   ========  ========
Balance Sheet Data (at August 31):

Cash, cash equivalents and short-term investments      $  4,085   $  5,188   $  5,613   $  5,969  $  6,060
Working capital                                          13,025     17,386     17,286     14,674    12,879
Total assets                                             45,767     48,508     44,790     37,360    30,571
Long-term debt                                               68         68        815      1,911     2,413
Stockholders' equity                                     30,386     35,499     34,166     27,995    23,128

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS

     RFM designs, develops, manufactures and markets a broad range of radio frequency components and modules. The Company's products are organized into two Product Groups, the Communications Products Group and the Low-power Products Group. The Communications Products Group includes frequency control modules and filter products. The Low-power Products Group includes Low-power Componenets, as well as Virtual Wire(R) Short-range Radio products. The Company's products are based on SAW technology, and the Company's strategy is to leverage its radio frequency design skills and its packaging technology to provide SAW-based solutions to the current and emerging needs of the electronics industry. The Company's products include more than 500 resonators, filters, oscillators, transceivers, transmitters and receivers. The Company's average selling prices within these product lines generally range from $.50 to $10 for low-power products and $5 to $100 for communications products.

RESULTS OF OPERATIONS

     The following discussion relates to the financial statements of the Company for the fiscal year ended August 31, 2000 (current year or fiscal 2000), in comparison to the fiscal year ended August 31, 1999 (prior year or fiscal 1999), as well as the fiscal year ended August 31, 1998 (fiscal 1998). In addition, there is discussion of the financial statements for the three months ended August 31, 2000 (fourth quarter), in comparison to the three months ended August 31, 1999 (comparable quarter of the prior year), as well as the three months ended May 31, 2000 (previous quarter).

The following table sets forth, for the years ended August 31 (i) the percentage relationship of certain items from the Company's statements of income to total sales and (ii) the percentage change in these items from year to year:

                                                   Percentage of Sales            Year-to-Year Change
                                                                                  1999 to    1998 to
                                               2000        1999       1998         2000        1999
                                             -------     -------    -------       -------    -------
Sales                                            100%        100%       100%           (8)%       (7)%
Cost of sales                                     92          70         61            20          7
                                             -------     -------    -------       -------    -------
Gross profit                                       8          30         39           (74)       (29)
Research and development                          10          11          9           (18)        12
Sales and marketing                               13          11         10            12         (4)
General and administrative                         7           6          5            15          7
Litigation                                         1           -          1             -       (100)
                                             -------     -------    -------       -------    -------
    Total operating expenses                      31          28         25             3          -
                                             -------     -------    -------       -------    -------
    Income (loss) from operations                (23)          2         14        (1,026)       (85)
Other income (expense), net                       (1)          -          -           337     (1,136)
                                             -------     -------    -------       -------    -------
    Income (loss) before income taxes            (24)          2         14        (1,224)       (87)
Income tax (benefit) expense                      (8)          1          5         1,443)       (90)
                                             -------     -------    -------       -------    -------
          Net income (loss)                      (16)%         1%         9%       (1,144)%      (85)%
                                             =======     =======    =======       =======    =======

Sales

     The following table sets forth the components of the Company's sales and percentage relationship of the components to total sales for the periods indicated:

                                                                        Year Ended August 31,
                                                     2000                       1999                    1998
                                                               %                       %                       %
                                              Amount        of Total      Amount    of Total      Amount    of Total
                                             --------       --------     --------   --------     --------   --------
                                                          (Dollars in thousands)
Product sales:
    Low-power Product Group:
      Low-power components                   $ 31,376            66%     $ 35,317         69%    $ 39,961         72%
      Virtual Wire(R) radio products            7,269            15         7,456         15        3,384          6
                                             --------        ------      --------     ------     --------     ------
         Subtotal                              38,645            81        42,773         84       43,345         78

    Communications Products Group:
      Frequency control modules                 2,365             5         3,622          7        4,164          8
      Filters                                   5,860            13         4,669          9        7,325         13
                                             --------        ------      --------     ------     --------     ------
       Subtotal                                 8,225            18         8,291         16       11,489         21
                                             --------        ------      --------     ------     --------     ------
       Total product sales                     46,870            99        51,064        100       54,834         99
Technology development sales                      386             1           233          -          338          1
                                             --------        ------      --------     ------     --------     ------
       Total sales                           $ 47,256           100%     $ 51,297        100%    $ 55,172        100%
                                             ========        ======      ========     ======     ========     ======

     Product sales decreased 8% in fiscal 2000 as compared to fiscal 1999, primarily due to a decrease in number of units sold of Low-power Component products. Product sales decreased 7% in fiscal 1999 as compared to fiscal 1998, due to reduced prices amidst competitive pressures in the Company's largest product line, Low-power Components.

     Low-power Components sales decreased 11% in fiscal 2000 as a result of a decrease in the number of units shipped, primarily due to a change in the Company's sales policy, largely occurring in the Company's first quarter. In the first quarter, the Company decided not to offer special promotions programs to increase its turns business, because of the impact such programs had on long-term gross margins. This decision decreased sales in all product lines in the first quarter, but particularly Low-power Components. In addition, average selling prices for Low-power Components products declined 7% from the prior year, due to continuing competitive pressures. During the year, however, the average selling prices for Low-power Component products stabilized, at least in part due to the Company's decision to discontinue special promotions programs. Sales for Low-power Component products decreased 12% in fiscal 1999 compared to fiscal 1998, due to declining prices from competitive markets. This decline was partially offset by a 3% increase in the number of units shipped. The Company believes that the markets for its Low-power Component products are still very competitive and these markets have attracted a number of large international competitors, particularly for the automotive segment. The increased competition has resulted in lower average selling prices in many cases. The Company believes that the impact of lower average selling prices may continue to be significant enough in future periods to offset the impact of selling an increased number of units. Thus sales for Low-power Components may not increase, or even remain at the same level in future periods.

     For several years, the Company has devoted a considerable amount of its capital, technical, sales and marketing resources to the Virtual Wire(R) Short-range Radio products. Sales for these products have decreased 3% in fiscal year 2000 and increased 120% in fiscal 1999 compared to fiscal 1998. In both years, sales were favorably impacted by an increase in the number of units sold for these products, as they achieved greater acceptance in the marketplace. In current fiscal year, average-selling prices for these products decreased 22% as the products reached higher volume price points, resulting in a small overall decrease in sales. During the year, the Company made two significant decisions related to these products. The first was a decision to stop selling the first generation version of these products, after allowing customers an opportunity to have a last time buy and to transition these customers to second generation or other Company products. The second-generation products are designed to be more cost effective than first generation products. The negative impact on gross margins of selling the first generation products should be largely complete by the second quarter of fiscal year 2001. The second decision impacting these products was the decision to focus new product development on communications products, rather than low-power products. The Company believes that it has already developed a full family of Virtual Wire(R) products, so it can convert some of the engineering resources devoted to these products elsewhere. The Company intends to continue to work with its customers to develop new applications using Virtual Wire(R) Short-range Radio products. The timing of when any sales resulting from such new applications reach the production phase is dependent upon the timing of both the customers' product development cycles and their product introduction cycles. It is difficult to predict when, or if, these new products will have a significant impact on the Company's sales.

     Filter sales increased 26% in fiscal 2000, while they decreased 36% in fiscal 1999. The higher sales in fiscal 2000 results from an increased number of units sold. The Company has increased its engineering resources in this area and has developed a number of new products this year. The increase in number of units sold reflects success in several of these programs. The Company will continue to invest in new product development in Filter products, as it believes the rapidly growing wireless communications markets that they serve represent an excellent growth opportunity. There is a long development and introduction cycle for Filter products, so there can be no assurance as to when or if this strategy to focus on Filter products will have a significant impact on the Company's sales. The decrease in fiscal 1999 over fiscal 1998 was due to a loss of sales to a major customer that ceased operation in fiscal 1998.

     Frequency Control Module sales decreased 35% in fiscal 2000 and sales decreased 13% in fiscal 1999. The reduction in sales in fiscal 2000 was primarily due to a reduced number of units sold for several types of older products; particularly military oscillators and clock oscillators as programs involving these products experienced decreased demand. The Company expects that demand for these older products may not return to former levels, and in fact may continue to decline. Late in fiscal year 2000, the Company introduced a new line of optical timing products based upon its patented technology that target the Optical Dense Wave Division Multiplex (DWDM) marketplace. The Company believes that products serving the optical network market represent a tremendous growth opportunity. The first versions of this product were in dip style packages and began shipping in the fourth quarter of fiscal year 2000. The Company plans to introduce surface mount versions of these products in the second half of fiscal year 2001. It is not certain when or if these new products will have a significant impact on the Company's sales.

     The Company's top five customers accounted for approximately 36%, 32%, and 27% of the Company's total sales in fiscal 2000, 1999 and 1998, respectively. Distribution related customers accounted for approximately 22%, 21% and 10% of the Company's total sales in fiscal 2000, 1999 and 1998, respectively. One customer accounted for 9.7% of total sales in 2000, while no customer did so for fiscal years 1999 and 1998. The company's sales strategy is to seek diversification in its customer base, but due to the very competitive nature of the markets in which it competes, the Company is not certain it will be able to continue to achieve this diversification.

     International sales (primarily in Europe and Asia) were approximately 62%, 57% and 56% of the Company's total sales during fiscal years 2000, 1999 and 1998, respectively. The Company considers all product sales with a delivery destination outside North America to be international sales. These sales are denominated primarily in U.S. currency. The Company intends to continue its focus on international sales in the future and anticipates that international sales will continue to represent a significant portion of its business. However, international sales are subject to fluctuations as a result of local economic conditions and competition. Therefore, the Company cannot predict whether it will continue to derive a significant portion of its business from international sales.

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

Gross Profit Margin

     Gross profit margin decreased to 8.5% in fiscal 2000, compared to 29.9% in fiscal 1999, and 39.2% in fiscal 1998. The decline of gross margins is the result of three significant trends that occurred in both fiscal 1999 and fiscal 2000. First, the sales prices for the Low-power Components and Virtual Wire(R) Short-range Radio products declined due to competitive pressures in the market place. Average selling prices for Low-power Components decreased 14% from fiscal 1998 to fiscal 1999, and 7% from fiscal 1999 to fiscal 2000. Average selling prices for Virtual Wire(R) Short-range Radio products decreased 24% from fiscal 1998 to fiscal 1999, and 22% from fiscal 1999 to fiscal 2000. This decline in average selling price was not matched by a decrease in per unit manufacturing costs, which in fact increased slightly as explained in the following paragraph. In the first quarter of fiscal year 2000, the Company changed its sales strategy to no longer offer special promotions programs to increase its turns business. This has had the effect of stabilizing prices for its low-power products during fiscal 2000 and to greatly reduce the adverse impact that short lead time orders had on manufacturing costs for expediting materials, additional overtime, and other incremental costs. It is believed that the long-term benefits of this decision will allow for more stable prices and more predictable manufacturing costs and result in improved gross margins. These products are still sold in a very competitive market, so it is not certain that a strategy to seek stable prices will allow the Company to increase or even maintain its sales levels for its low-power products. If selling prices need to be reduced to maintain sales levels, it is not certain if the Company can reduce per unit manufacturing costs in future periods to the same extent as the decrease in selling prices. If that were to occur, gross margins would be adversely impacted in a material way.

     Second, a decline in sales volume in both fiscal years 1999 and 2000 resulted in higher fixed overhead costs as a percentage of sales. The decrease in selling prices caused the need to produce more units to reach the same sales dollars. The Company has added equipment and other manufacturing overhead costs to increase the capacity in each of its facilities to handle both new products and an increased volume of its older products. In the past year, added fixed overhead costs related to additional manufacturing equipment amounted to approximately $2.1 million. As a result, overhead costs as a percentage of sales increased by 15% in fiscal 2000. If additional sales dollars are not obtained in future periods, overhead costs would remain at very high levels or even increase as a percentage of sales. Due to its offshore initiative, the Company does not believe it will need significant additions to assembly facilities and equipment in the next year.

     Third, there were $1.2 million in special charges to Cost of Sales in the first quarter, primarily related to the transition to new products, including continuing product introduction costs for the transceiver and costs related to the conversion to the second generation of Virtual Wire(R) Short-range Radio products. As stated above, a decision was made to stop selling the first generation version of these products, after allowing customers an opportunity to have a last time buy. The second generation products are designed to be more cost effective than first generation products. The negative impact on gross margins of selling the first generation products should be largely complete by the second quarter of fiscal year 2001.

     The Company has embarked upon efforts to reduce manufacturing costs. The first effort involves a focused program to improve production rates, yields and productivity within the existing facilities. This has resulted in a significant reduction in per unit manufacturing costs in the second half of fiscal year 2000, compared to the first half. Management intends to continue this focus on improved operations, although there can be no assurance these efforts will result in lower per unit costs.

     The other major cost reduction effort is a program to outsource some assembly operations offshore. In the first quarter of fiscal 2001, the Company signed agreements with two different partners to manufacture its filter and TO-39 products. Production also began in this quarter. The Company believes a successful offshore manufacturing program could result in a material reduction in manufacturing costs. The Company plans to phase in the transition of products over several quarters, to insure uninterrupted product delivery to customers. In addition, the transition will be supported with ample resources to address any contingencies that may arise. As a result, the full benefit of the offshore program will not be seen at least until fiscal year 2002. Given the complexities of the manufacturing processes involved, there can be no assurance that the offshore program will be successful.

     The Company has in the past experienced sudden increases in demand, which have put pressure on its manufacturing facilities to increase capacity to meet this demand. In current quarter, for instance, the Company experienced some difficulty in securing the additional labor resources necessary to meet rising demand. In addition, new products sometimes require different manufacturing processes than the Company currently possesses. The Company has devoted the bulk of its capital expenditures to increase capacity and improve its manufacturing processes. The Company may not be able to increase its manufacturing capacity and improve its manufacturing processes in a timely manner so as to take advantage of increased market demand. Failure to do this would result in a loss of potential sales in the periods impacted.

Research and Development

     Research and development expenses decreased approximately $1 million in fiscal 2000 and increased approximately $600,000 in fiscal 1999. Expenses in fiscal 1999 were relatively high, due to costs of approximately $300,000 in the second quarter related to the introduction of a new packaging process and approximately $550,000 in the fourth quarter related to the costs of the transceiver product introduction. These unusual 1999 expenses resulted in the increase in costs over 1998. Since these unusual costs did not recur in fiscal 2000, this also accounted for the bulk of the decrease compared to 1999. In addition, in fiscal year 2000 there was an increase of approximately $150,000 in engineering costs included in Cost of Sales related to the increase in technology development sales that occurred. The Company believes that the continued development of its technology and new products is essential to its success and is committed to continuing its investment in research and development, which is expected to increase in absolute dollars in future periods.

Sales and Marketing

     Sales and marketing expenses increased approximately $630,000 or 12% in fiscal 2000 and decreased 4% in fiscal 1999. The increase in 2000 was due to an increase in sales commission expense related to the Company's efforts to increase sales coverage by sales representative firms. The decrease in 1999 was due primarily to decreases in sales incentives and marketing costs. Since sales and marketing expenses increased slightly more than sales, such expenses increased to 13% of total sales in fiscal 2000 from 11% of total sales in fiscal 1999. The Company believes that while sales and marketing expenses initially increased as a percentage of sales, the changes it has made with its sales force will ultimately result in greater sales, although this increase is not assured. The Company expects to incur higher sales and marketing expenses in absolute dollars in future periods as it expands its sales and marketing efforts.

General and Administrative

     General and administrative expenses increased approximately 15% in fiscal 2000 and increased 7% in fiscal 1999. The increase in 2000 was primarily attributable to employee severance costs, most of which occurred in the first quarter. The increase in 1999 was primarily related to an increase in incentive costs related to restricted stock grants. Since sales decreased and general and administrative expenses increased, such expenses increased to 7% of sales in fiscal 2000 from 6% in fiscal 1999. The Company currently expects general and administrative expenses will increase in absolute dollars in future periods to support future operations, but that severance costs are not expected to recur.

Litigation and Unusual Legal Expense

     Litigation and unusual legal expense, which amounted to $301,000 in fiscal 2000, zero in fiscal 1999 and $641,000 in fiscal 1998, primarily consists of expenses related to the resolution of several unrelated legal issues. All of the legal matters involved have been resolved and the Company does not expect to incur similar expenses in future periods.

Other Income (Expense)

     During the current year, the Company maintained indebtedness at a higher average balance compared to prior years, resulting in an increase in interest expense for fiscal 2000, compared to fiscal 1999. As a result, other expense increased approximately $500,000 in the current year compared to the prior year. The Company expects that increased borrowings will result in increased interest expense in future periods.

Income Tax Expense (Benefit)

     The Company's income tax benefit was approximately $3.6 million in the current year, compared to an expense of $269,000 in fiscal 1999 and an expense of $2.6 million in fiscal 1998, reflecting changes in income or loss before income taxes. The Company's effective tax rate was approximately 32%, 27%, and 36%, in fiscal 2000, 1999 and 1998, respectively. The changes in the effective tax rate largely resulted from the availability of net operating loss credits in fiscal year 2000 and changes in benefits derived from the Foreign Sales Corporation in fiscal year 1999.

Earnings per Share

     The net loss was $7.6 million in the current year as compared to a net income of $729,000 in the prior year and a net income of $4.8 million in fiscal 1998. The Company's diluted loss per share was $1.26 per share for fiscal 2000, compared to a net income of $.12 per share for fiscal 1999 and net income of $.80 per share for fiscal 1998.

Fourth Quarter of Fiscal 2000

     Unaudited quarterly financial data is presented in Note 13 of the accompanying financial statements.

     Sales for the fourth quarter of $13.0 million increased approximately 6%, compared to $12.3 million in the comparable quarter of the prior year. The sales increase was primarily due to an increase in the number of units sold in three of the Company's four product lines. Sales also increased approximately 3% compared to the previous third quarter.

     Gross profit margins were 15.5% in the fourth quarter, compared to 12.3% for the comparable quarter of the prior year. This was primarily due to significant additional costs in the prior year related to ramping production late in the quarter and in bringing newly developed products to production status for the Company's transceiver product line. As a result, start-up costs, lower than desired yields and some loss of productivity occurred in the prior year. Gross profit margins were slightly lower than the 16.2% in the previous quarter, reflecting a large increase in sales of lower margin first generation Virtual Wire(R) Short-range Radio products which were shipped as part of a last time buy program.

     Operating expenses for the fourth quarter were approximately $3.9 million for the current quarter, compared to approximately $4.2 million for the comparable quarter of the prior year. Current quarter expenses included a $550,000 decrease in research and engineering expense related to an unusual expense that occurred in the prior year that did not recur and an increase of $301,000 for litigation and unusual legal expenses. Current quarter operating expenses were higher than the previous quarter's $3.5 million, primarily due to the litigation and unusual legal expense.

     Operating loss for the fourth quarter was approximately $1.8 million compared to a loss of $2.7 million in the comparable quarter of the prior year. This decline in operating loss was due to the higher gross margins for the current quarter and lower operating expenses. The operating loss for the current quarter was larger than the approximately $1.4 million for the previous quarter, primarily due to the litigation and unusual legal expenses. Diluted loss per share was $.20 in the fourth quarter, compared to a loss of $.29 for the comparable quarter of the prior year and $.18 for the previous quarter. Without the unusual legal expenses in the quarter, the loss for the current quarter would have been $.17 per diluted share.

FINANCIAL CONDITION

New Financing Arrangements

     In December 2000, the Company entered into an agreement with a commercial bank for a new credit facility consisting of a $13.5 million revolving credit facility and a $3 million term note. Included in the revolving credit facility is an $8 million loan that is supported by the Export/Import bank (Exim bank). Both facilities terminate on December 31, 2003. In addition, the Company borrowed $1 million under a temporary overadvance loan, collateralized by its fiscal year 2000 federal income tax refund that is to be repaid by January 1, 2001. The proceeds of these new loans and the sale of approximately $3.6 million in short term investments were used to pay off approximately $6.9 million for the revolving credit facility that was effective as of August 31, 2000, and $8.8 million in obligations related to the equipment-collateralized operating lease facility that was also in effect as of August 31, 2000. As a result, the Company completely satisfied its obligations to its former bank and acquired approximately $8.3 million in capital assets that had formerly been utilized under operating leases.

     The structure of the new banking agreement ties amounts borrowed under the agreement to a borrowing base consisting of certain receivables, inventory, and fixed assets. Essentially all the assets of the Company, tangible and intangible, are pledged as collateral under both facilities. The term loan requires equal monthly payments of principal and interest totaling $50,000 beginning January 2001. The interest rate for both facilities is 2% over prime rate. As part of the agreement, the bank was given a ten-year warrant to purchase 30,000 shares of the Company's common stock at $5.00 per share. This new credit facility contains financial covenants relating to various matters, including but not limited to, minimum net worth, quarterly and monthly earnings, and limitations on changes in corporate structure, and restrictions on dividends and capital spending. Although the Company believes that it will be able to meet the covenants, there is no assurance that this will occur. Should there be a covenant violation without a waiver on favorable terms, there could be a significant adverse impact on the Company's operations. To move manufacturing equipment to support the offshore manufacturing initiative, it will be necessary to pay off the portion of the Term Note related to the equipment being moved. There is no assurance that this can be accomplished on favorable terms. Should that not occur, there could be a slowdown in the Company's plans to expand offshore production.

     In December 2000, the Company entered into an agreement to raise approximately $2,000,000 in cash by the sale of common stock and warrants to purchase common stock. The sale consisted of 533,332 units. Each unit was sold at a price of $3.75 and consisted of one share of common stock and a three-year warrant to purchase one share of common stock at $7.50. The agreement called for certain restrictions on the sale or further acquisition of stock by the investors, as well as the right to require regristration in the future. The proceeds of the sale of this stock will be used to support the operations of the Company.

Old Financing Arrangements

     The major source of liquidity at August 31, 2000, consisted of approximately $542,000 of cash. The $3.5 million in short-term investments were pledged as collateral on a line of credit agreement with a commercial bank and not available for immediate use. As of August 31, 2000, the Company was in violation of certain covenants in regards to its line of credit. The amount of the line was reduced to the amount outstanding as of August 31, 2000 (approximately $6.9 million) and there was no remaining availability under an equipment-collateralized operating lease facility. The structure of the loan had previously been modified to tie amounts borrowed under the agreement to a borrowing base consisting of certain receivables, inventory, cash and marketable securities, all of which are pledged as collateral, and the interest rate was increased by one percentage point. The current credit facility contains restrictions and financial covenants relating to various matters including net worth, interest coverage and levels of debt. The expiration date of the old line of credit was December 31, 2000.

Cash Flows

     Net cash used in operating activities was $3.1 million in the year-to-date period of fiscal 2000 as compared to net cash provided from operating activities of $1.8 million for the year-to-date period of fiscal 1999. The decrease in cash available from operations is due to the $7.6 million net loss in the current year-to-date period that was partially offset by a $1.2 million reduction in accounts receivable and inventories. The Company's internal plan is to maintain a nearly breakeven cash flow from operations for fiscal year 2001. There can be no assurance that this will be achieved.

     Cash used in investing activities was $563,000 for the current year, as compared to $3.8 million of cash used in investing activities for the prior year, primarily as a result of approximately $1.5 million in capital expenditures offset by a net reduction of $1 million in short-term investments. Cash used in investing activities was $3.8 million in the prior year, due to $4.7 million in capital expenditures. The Company expects to acquire a total of approximately $1 million to $3 million of capital equipment by the end of fiscal 2001, consisting primarily of equipment needed for its wafer fabrication manufacturing facilities. Due to its offshore manufacturing initiative, the Company does not expect to require significant additions to its assembly facilities or equipment.

     Net cash generated from financing activities was $3.5 million in 2000 and $2.5 million in 1999, respectively. In the current year, approximately $2.3 million was raised from a net increase in borrowings and $2.4 million in sales of stock from stock options and the employee stock purchase plan. In the prior year, $2.5 million was raised in a net increase in borrowings and $760,000 in sales of stock.

     As of the date of this report, the Company had approximately $3 million available in cash and under the new credit arrangement, based upon the borrowing base at that time. In addition, approximately $4 million more may become available under the Revolving Credit facility, if the Company's borrowing base were to increase sufficiently to support the increased borrowing. There can be no assurance that this will happen. The Company believes that cash generated from operations, if any, its cash balances and the amounts available under its new credit facility will be sufficient to meet the Company's operating cash requirements through the fiscal year 2001. To the extent that these sources of funds are insufficient to meet the Company's capital or operating requirements, the Company may be required to raise additional funds. No assurance can be given that additional financing will be available or, if available, that it will be available on acceptable terms. Should that occur, there could be significant adverse impact on the Company's operations.

YEAR 2000 READINESS DISCLOSURE

     The Company completed its plan to address Year 2000 (Y2K) computer issues and during the year 2000 rollover the Company did not experience any significant problems related to computer hardware, software and imbedded chip malfunctions. The Company does not expect to experience Y2K issues in future periods.

FORWARD-LOOKING STATEMENTS

     Except for the historical information contained herein, the preceding discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as in the sections entitled "Business," "Legal Proceedings" and "Selected Financial Data" in this report.

     This report and other presentations made by RF Monolithics, Inc. (RFM) contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Although RFM believes that in making any such statements its expectations are based on reasonable assumptions, any such statement involves uncertainties and is qualified in its entirety by reference to the following important factors, among others, that could cause the actual results of RFM to differ materially from those statements: (i) timely development, acceptance and pricing of new products; (ii) timely implementation of manufacturing processes and transition to offshore manufacturing; (iii) ability to obtain production material and labor; (iv) the potential transition to value-added products; (v) the impact of competitive products and pricing;
(vi) general industry trends; (vii) general economic conditions as they affect RFM's customers; and (viii) availability of required financing on favorable terms.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is included in Appendix A attached hereto and incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                   PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is found under the heading Nominees and the heading Executive Officers of the Registrant in the definitive proxy statement to be filed by RF Monolithics, Inc. with the Securities and Exchange Commission (Commission) on or about December 15, 2000, in connection with the 2001 Annual Meeting.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is found under the heading Executive Compensation in the definitive proxy statement to be filed with the Commission by RF Monolithics, Inc. on or about December 15, 2000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is found under the heading Security Ownership of Certain Beneficial Owners and Management in the definitive proxy statement to be filed by RF Monolithics, Inc. with the Commission on or about December 15, 2000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is found under the heading Certain Transactions in the definitive proxy statement to be filed by RF Monolithics, Inc. with the Commission on or about December 15, 2000.

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

(a)  3. Exhibits. See Exhibit Index in part (c), below.

(b) The Company did not file any reports on Form 8-K during the quarter ended August 31, 2000

(c)

       Exhibit
       Number    Description
       3.1       Restated Certificate of Incorporation of Registrant. (2)
       3.2       Bylaws of Registrant. (2)
       4.1       Reference is made to Exhibits 3.1 and 3.2.
       4.2       Specimen Stock Certificate. (2)
       4.3       Rights Agreement dated as of December 20, 1994. (15)
       4.4       First Amendment to Rights Agreement dated August 14, 1996. (16)
       10.1      Form of Indemnity Agreement entered into by the Registrant and each of its officers and directors. (1)
       10.2      1982 Incentive Stock Option Plan, as amended and related grant forms. (1)
       10.3      1982 Supplemental Stock Option Plan, as amended and related grant forms. (1)

       10.4 1986 Incentive Stock Option Plan, as amended and related grant forms. (1)
       10.5 1986 Supplemental Stock Option Plan, as amended and related grant forms. (1)
       10.6      Form of Employee Stock Purchase Plan. (1)
       10.7      Form of Employee Stock Purchase Plan Offering. (1)
       10.8      Non-Employee Director's Stock Option Plan. (2)
       10.9      Form of Non-Employee Director's Stock Option. (1)
       10.10     Lease Agreement between the Registrant and Jeff Yassai. (2)
       10.11     Lease Agreement between the Registrant and JFC Growth Fund,
                 Ltd. (2)
       10.12 Transfer Agreement between the Registrant and Peter V. Wright, dated October 31, 1990. (1)
       10.13 Agreement regarding payment due under the October 31, 1990, Transfer Agreement between the Registrant and Peter V. Wright, dated March 30, 1994. (1)
       10.14 Letter Agreement by and between the Registrant and Comerica Bank - Texas, dated January 1, 1994. (1)
       10.15 Promissory Note between the Registrant and Comerica Bank - Texas, dated December 1, 1994. (3)
       10.16 Promissory Note between the Registrant and Comerica Bank - Texas, dated March 1, 1995. (4)
       10.17 Master Lease Agreement between Registrant and Banc One Leasing Corporation, dated November 3, 1995. (5)
       10.18 Form of Restrictive Stock Bonus Agreement to be entered November 30, 1995. (6)
       10.19 Loan Letter Agreement and Promissory Note between the Registrant and Bank One, Texas, N.A. dated March 8, 1996. (7)
       10.20 Promissory Note between the Company and Gary A. Andersen dated March 28, 1996. (7)
       10.21 Change of Control Agreement between the Company and Gary A. Andersen and Sam L. Densmore dated December 18, 1995. (7)
       10.22 Separation and Consulting Agreement between the Company and Gary A. Andersen dated August 13, 1996. (8)
       10.23     Form of Change of Control Agreement for certain officers. (9)
       10.24 Separation and Consulting Agreement between the Company and Chris G. Conlin dated June 10, 1998. (10)
       10.25     Form of Restricted Stock Bonus Agreement. (11)
       10.26     1999 Equity Incentive Plan. (11)
       10.27     Form of Notice of Grant of Stock Options and Grant Agreement.
                 (11)
       10.28 Promissory Note between the Company and James P. Farley dated November 30, 1999. (12)
       10.29 Promissory Note between the Company and Darrell Ash dated November 30, 1999. (12)
       10.30 Separation Agreement between the Company and Sam L. Densmore dated November 11, 1999. (12)
       10.31 Waiver and Third Amendment to Loan Agreement, dated as of February 29, 2000, among RF Monolithics, Inc., Banc One Leasing Corporation, and Bank One, Texas, National Association. (13)
       10.32 Promissory Note, dated February 29, 2000, in the principal amount of $7,500,000, executed and delivered by RF Monolithics, Inc. to Bank One, Texas, National Association. (13)
       10.33 Waiver and Amendment to Master Lease Agreement dated as of February 29, 2000, by and between RF Monolithics, Inc. and Banc One Leasing Corporation. (13)
       10.34 Collateral Pledge Agreement dated as of May 31, 2000, by RF Monolithics, Inc. in favor of Bank One, Texas, National Association. (14)

       10.35 Waiver and Fourth Amendment to Loan Agreement, dated as of May 31, 2000, among RF Monolithics, Inc., Banc One Leasing Corporation, and Bank One, Texas, National Association. (14)
       10.36 Promissory Note, dated May 31, 2000, in the principal amount of $7,500,000, executed and delivered by RF Monolithics, Inc. to Bank One, Texas, National Association. (14)
       10.37 Waiver and Amendment to Master Lease Agreement dated as of May 31, 2000, by and between RF Monolithics, Inc. and Banc One Leasing Corporation. (14)
       10.38 Separation Agreement between the Company and Thomas Phillips, Jr. dated July 14, 2000. (17)
       10.39 Consulting Agreement between the Company and Tom Garrett dated June 28, 2000. (17)
       10.40 Promissory Note, dated May 12, 1999, in the principal amount of $19,500.00, executed and delivered by RF Monolithics, Inc. to David Kirk. (17)
       10.41 Consulting Agreement between the Company and Michael Bernique dated June 23, 1999. (17)
       11.1      Computation of net income per share. (17)
       23.1      Consent of Deloitte & Touche LLP, Independent Auditors. (17)
       24.1      Power of Attorney. See page 27.

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

       (12) Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended November 30, 1999, and incorporated herein by reference.

       (13) Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended February 29, 2000, and incorporated herein by reference.

       (14) Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended May 31, 2000, and incorporated herein by reference.

       (15) Previously filed as an exhibit to the Form 8-K file December 29, 1994, and incorporated herein by reference.

       (16) Previously filed as an exhibit to the Form 8-K file December 19, 1996, and incorporated herein by reference.

       (17)      Filed as an exhibit to this Annual Report on Form 10-K.

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

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of December, 2000.

RF MONOLITHICS, INC.


By:  /s/  DAVID KIRK
     ------------------------------------
     David Kirk
     President and Chief Executive Officer

                               POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears on the following page constitutes and appoints Worsham Forsythe Wooldridge LLP and David Kirk, respectively, his attorneys-in-fact for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that the said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of RF Monolithics, Inc. and in the capacities indicated on the 13th day of December, 2000.

/s/ DAVID KIRK                              /s/ CORNELIUS C. BOND, JR.
----------------------------                ------------------------------------
David Kirk                                  Cornelius C. Bond, Jr.
CEO, President & Director                   Director

/s/ JAMES P. FARLEY                         /s/ DEAN C. CAMPBELL
----------------------------                ------------------------------------
James P. Farley                             Dean C. Campbell
VP Finance and Controller                   Director

/s/ MICHAEL R. BERNIQUE                     /s/ FRANCIS J. HUGHES, JR.
----------------------------                ------------------------------------
Michael R. Bernique                         Francis J. Hughes, Jr.
Chairman                                    Director

                                  APPENDIX A

                             FINANCIAL STATEMENTS

RF MONOLITHICS, INC.

INDEX TO FINANCIAL STATEMENTS -
ITEM 8 OF FORM 10-K
--------------------------------------------------------------------------------

                                                                                                 Page
INDEPENDENT AUDITORS' REPORT                                                                      F-2

CONSOLIDATED FINANCIAL STATEMENTS AND NOTES:

  Consolidated Balance Sheets as of August 31, 2000 and 1999                                      F-3

  Consolidated Statements of Operations for the Years Ended August 31, 2000, 1999 and 1998        F-4

  Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)
    for the Years Ended August 31, 2000, 1999 and 1998                                            F-5

  Consolidated Statements of Cash Flows for the Years Ended August 31, 2000, 1999 and 1998        F-6

  Notes to Consolidated Financial Statements                                                      F-7

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of RF Monolithics, Inc.:

We have audited the accompanying consolidated balance sheets of RF Monolithics, Inc. and subsidiary (collectively referred to as the Company) as of August 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and of cash flows for each of the three years in the period ended August 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of RF Monolithics, Inc. and subsidiary as of August 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2000, in conformity with accounting principles generally accepted in the United States of America.


/s/ DELOITTE & TOUCHE LLP

Dallas, Texas
October 16, 2000
(December 13, 2000, as to Note 14)

RF MONOLITHICS, INC.
CONSOLIDATED BALANCE SHEETS
AUGUST 31, 2000 AND 1999
(In Thousands)

----------------------------------------------------------------------------------------------------
                                                                              2000           1999
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                            $        542    $       672
   Short-term investments                                                      3,543          4,516
   Trade receivables, less allowance of $320 and $475 in 2000 and 1999,
      respectively                                                             9,868         10,840
   Inventories                                                                11,176         11,593
   Prepaid expenses and other                                                  1,111          1,208
   Income taxes receivable                                                     1,342            851
   Deferred tax benefit                                                          756            647
                                                                         -----------    -----------
           Total current assets                                               28,338         30,327

PROPERTY AND EQUIPMENT - Net                                                  14,063         17,645
DEFERRED TAX BENEFIT                                                           2,782              -
OTHER ASSETS - Net                                                               584            536
                                                                         -----------    -----------
TOTAL                                                                    $    45,767    $    48,508
                                                                         ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Line of credit and current portion of notes payable                   $     6,898     $    5,100
   Capital lease obligations - current portion                                    30            352
   Accounts payable - trade                                                    5,602          4,305
   Accounts payable - construction and equipment                                 469            844
   Accrued expenses and other liabilities                                      2,285          2,340
   Income taxes payable                                                           29              -
                                                                         -----------    -----------
           Total current liabilities                                          15,313         12,941

LONG-TERM DEBT - Less current portion:
   Notes payable                                                                   -              5
   Capital lease obligations                                                      68             63
                                                                         -----------    -----------
           Total long-term debt                                                   68             68

COMMITMENTS AND CONTINGENCIES (Notes 7 and 12)                                     -              -

STOCKHOLDERS' EQUITY:
   Common stock: $.001 par value, 20,000 shares authorized; 6,208 and
       5,875 shares issued in 2000 and 1999, respectively                          6              6
   Additional paid-in capital                                                 30,562         28,043
   Treasury stock, 36 common shares                                             (227)          (227)
   Retained earnings                                                             474          8,082
   Unearned compensation                                                        (359)          (405)
   Accumulated other comprehensive loss                                          (70)             -
                                                                         -----------    -----------
           Total stockholders' equity                                         30,386         35,499
                                                                         -----------    -----------
TOTAL                                                                    $    45,767    $    48,508
                                                                         ===========    ===========

See notes to consolidated financial statements.

RF MONOLITHICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED AUGUST 31, 2000, 1999, AND 1998
(In Thousands, Except Per-Share Amounts)

-------------------------------------------------------------------------------------------------
                                                              2000          1999        1998
SALES                                                   $     47,256   $     51,297   $    55,172
COST OF SALES                                                (43,250)       (35,950)      (33,549)
                                                        ------------   ------------   -----------

GROSS PROFIT                                                   4,006         15,347        21,623

OPERATING EXPENSES:
   Research and development                                    4,700          5,697         5,081
   Sales and marketing                                         6,047          5,415         5,646
   General and administrative                                  3,546          3,092         2,889
   Litigation (Note 12)                                          301              -           641
                                                        ------------   ------------   -----------
           Total                                              14,594         14,204        14,257
                                                        ------------   ------------   -----------

INCOME (LOSS) FROM OPERATIONS                                (10,588)         1,143         7,366

OTHER INCOME (EXPENSE):
   Interest income                                               249            268           306
   Interest expense                                             (866)          (420)         (325)
   Other                                                         (17)             7            33
                                                        ------------   ------------   -----------
           Total                                                (634)          (145)           14
                                                        ------------   ------------   -----------

INCOME (LOSS) BEFORE INCOME TAXES                            (11,222)           998         7,380
INCOME TAX EXPENSE (BENEFIT) - Current and deferred           (3,614)           269         2,620
                                                        ------------   ------------   -----------

NET INCOME (LOSS)                                       $     (7,608)  $        729   $     4,760
                                                        ============   ============   ===========

EARNINGS (LOSS) PER SHARE:
   Basic                                                $      (1.26)  $       0.13   $      0.86
                                                        ============   ============   ===========
   Diluted                                              $      (1.26)  $       0.12   $      0.80
                                                        ============   ============   ===========

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING:
   Basic                                                       6,046          5,783         5,551
                                                        ============   ============   ===========
   Diluted                                                     6,046          5,932         5,978
                                                        ============   ============   ===========

See notes to consolidated financial statements.

RF MONOLITHICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY AND COMPREHENSIVE INCOME (LOSS)
YEARS ENDED AUGUST 31, 2000, 1999, AND 1998
(In Thousands)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                      Accumulated
                                                       Common Stock    Additional            Retained                     Other
                                                                        Paid-in    Treasury  Earnings     Unearned    Comprehensive
                                                     Shares    Amount   Capital      Stock   (Deficit)  Compensation  Income (Loss)
BALANCE, SEPTEMBER 1, 1997                             5,514   $    6  $  25,535   $     -   $  2,593    $  (142)       $     3
   Common stock options exercised, including tax
     benefit (Note 10)                                    66        -        506         -          -          -              -
   Forfeiture of common stock grants                      (1)       -         (7)        -          -          7              -
   Amortization of unearned compensation (Note 8)          -        -          -         -          -         60              -
   Issuance of common stock under the Purchase
     Plan (Note 8)                                       117        -        828         -          -          -              -
   Change in unrealized gain on investments                _        _          _         -          -          -             17
   Net income                                              -        -          -         -      4,760          -              -
                                                       -----   ------  ---------   -------   --------    -------        -------
BALANCE, AUGUST 31, 1998                               5,696        6     26,862         -      7,353        (75)            20

   Common stock options exercised, including tax
     benefit (Note 10)                                    48        -        275         -          -          -              -
   Forfeiture of common stock grants                      (4)       -        (26)        -          -         26              -
   Amortization of unearned compensation (Note 8)          -        -          -         -          -         91              -
   Issuance of common stock under the Purchase
     Plan (Note 8)                                        61        -        485         -          -          -              -
   Issuance of common stock under the 1997 Equity
     Incentive Plan (Note 8)                              74        -        447         -          -       (447)             -
   Treasury stock transactions                             -        -          -      (227)         -          -              -
   Change in unrealized gain (loss) on investments         -        -          -         -          -          -            (20)
   Net income                                              -        -          -         -        729          -              -
                                                       -----   ------  ---------   -------   --------    -------        -------
BALANCE, AUGUST 31, 1999                               5,875        6     28,043      (227)     8,082       (405)             -

   Common stock options exercised, including tax
     benefit (Note 10)                                   262        -      2,044         -          -          -              -
   Forfeiture of common stock grants                      (8)       -        (50)        -          -         50              -
   Amortization of unearned compensation (Note 8)                   -          -         -          -        171              -
   Issuance of common stock under the Purchase
     Plan (Note 8)                                        69        -        350         -          -          -              -
   Issuance of common stock under the 1997 Equity
     Incentive Plan (Note 8)                              10        -         79         -          -        (79)             -
   Issuance of stock options to non-employees
     (Note 8)                                              -        -         96         -          -        (96)             -
   Change in unrealized loss on investments                -        -          -         -          -          -            (70)
   Net loss                                                -        -          -         -     (7,608)         -              -
                                                       -----   ------  ---------   -------   --------    -------        -------
BALANCE, AUGUST 31, 2000                               6,208   $    6  $  30,562   $  (227)  $    474    $  (359)       $   (70)
                                                       =====   ======  =========   =======   ========    =======        =======

-------------------------------------------------------------------------------------


                                                                       Comprehensive
                                                          Total        Income (Loss)
BALANCE, SEPTEMBER 1, 1997                              $  27,995
   Common stock options exercised, including tax
     benefit (Note 10)                                        506
   Forfeiture of common stock grants                            -
   Amortization of unearned compensation (Note 8)              60
   Issuance of common stock under the Purchase
     Plan (Note 8)                                            828
   Change in unrealized gain on investments                    17      $        17
   Net income                                               4,760            4,760
                                                        ---------      -----------
BALANCE, AUGUST 31, 1998                                   34,166      $     4,777
                                                                       ===========
   Common stock options exercised, including tax
     benefit (Note 10)                                        275
   Forfeiture of common stock grants                            -
   Amortization of unearned compensation (Note 8)              91
   Issuance of common stock under the Purchase
     Plan (Note 8)                                            485
   Issuance of common stock under the 1997 Equity
     Incentive Plan (Note 8)                                    -
   Treasury stock transactions                               (227)               -
   Change in unrealized gain (loss) on investments            (20)     $       (20)
   Net income                                                 729              729
                                                        ---------      -----------
BALANCE, AUGUST 31, 1999                                   35,499      $       709
                                                                       ===========
   Common stock options exercised, including tax
     benefit (Note 10)                                      2,044
   Forfeiture of common stock grants                            -
   Amortization of unearned compensation (Note 8)             171
   Issuance of common stock under the Purchase
     Plan (Note 8)                                            350
   Issuance of common stock under the 1997 Equity
     Incentive Plan (Note 8)
   Issuance of stock options to non-employees
     (Note 8)                                                   -
   Change in unrealized loss on investments                   (70)     $       (70)
   Net loss                                                (7,608)          (7,608)
                                                        ---------      -----------
BALANCE, AUGUST 31, 2000                                $  30,386      $    (7,678)
                                                        =========      ===========

See notes to consolidated financial statements.

RF MONOLITHICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED AUGUST 31, 2000, 1999, AND 1998
(In Thousands)
------------------------------------------------------------------------------------------------------------------

                                                                                   2000        1999         1998
                                                                                 --------    --------     --------
OPERATING ACTIVITIES:
   Net income (loss)                                                             $ (7,608)   $    729     $  4,760
   Noncash items included in net income (loss):
      Deferred income taxes                                                        (2,891)        (12)       1,002
      Depreciation and amortization                                                 5,203       4,328        3,750
      Reduction in provision for doubtful accounts                                    155          82          103
      Amortization of unearned compensation                                           171          90           60
      (Decrease) Increase in other assets                                            (203)        (49)          13
   Cash from (used in) operating working capital:
      Trade receivables                                                               818         435       (1,943)
      Inventories                                                                     417      (3,079)      (3,580)
      Prepaid expenses and other                                                       97        (232)         (15)
      Accounts payable - trade                                                      1,298         905        1,265
      Accrued expenses and other liabilities                                          (56)        (64)        (560)
      Income tax receivable                                                          (491)       (851)           -
      Income taxes payable                                                             29        (439)        (146)
                                                                                 --------    --------     --------
           Net cash used in operating activities                                   (3,061)      1,843        4,709
                                                                                 --------    --------     --------

INVESTING ACTIVITIES:
   Purchase of short-term investments                                              (6,199)     (5,980)      (5,785)
   Proceeds from sale of short-term investments                                     7,172       6,858        5,875
   Acquisition of property and equipment                                           (1,536)     (4,712)      (7,079)
                                                                                 --------    --------     --------
           Net cash used in investing activities                                     (563)     (3,834)      (6,989)
                                                                                 --------    --------     --------

FINANCING ACTIVITIES:
   Borrowings on notes payable                                                      2,298       3,100        1,500
   Repayments of notes payable                                                       (505)       (500)        (500)
   Repayments of capital lease obligations                                           (317)       (647)        (599)
   (Repayments) Borrowings of accounts payable - construction and equipment          (375)        (22)         262
   Common stock issued for options exercised                                        2,043         275          506
   Common stock issued under the Purchase Plan                                        350         485          828
   Common stock acquired under the Repurchase Program                                   -        (227)           -
                                                                                 --------    --------     --------
           Net cash from financing activities                                       3,494       2,464        1,997
                                                                                 --------    --------     --------
DECREASE IN CASH AND CASH EQUIVALENTS                                                (130)        473         (283)

CASH AND CASH EQUIVALENTS:
   Beginning of year                                                                  672         199          482
                                                                                 --------    --------     --------
   End of year                                                                   $    542    $    672     $    199
                                                                                 ========    ========     ========

SUPPLEMENTAL INFORMATION:
   Interest paid                                                                 $    745    $    443     $    295
                                                                                 ========    ========     ========
   Income taxes (refunded) paid                                                  $   (799)   $  1,524     $  1,605
                                                                                 ========    ========     ========
   Noncash investing and financing activities - property and
      equipment acquisitions by capital leases                                   $     68    $     53     $     37
                                                                                 ========    ========     ========

See notes to consolidated financial statements.

RF MONOLITHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED AUGUST 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Business - RF Monolithics, Inc. designs, develops, manufactures and markets a broad range of radio frequency (RF) component and module products in two areas: communications and low-power products. The Company's products, which are based on surface acoustic wave (SAW) technology, address the growing requirements in the electronics markets for miniaturization, reduced power consumption, increased precision, and greater reliability and durability. These products are incorporated into application designs in four primary markets: wireless communications, optical networks, automotive and industrial, and are sold primarily in North America, Europe and Asia.

     Consolidated Financial Statements include the accounts of RF Monolithics, Inc. and its wholly owned subsidiary, RFM Export, Inc. (referred to collectively as the Company). Significant intercompany balances and transactions are eliminated in consolidation.

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

     Short-Term Investments represent primarily government obligations with original maturities at the date of acquisition of three or more months, which are classified as available-for-sale and are stated at fair value. Accrued income at August 31, 2000 and 1999, was $0 and $76,000, respectively, which is included in prepaid expenses and other. Short-term investments at August 31, 1999, represent primarily government and corporate obligations with original maturities at the date of acquisition of three or more months, which are classified as held-to-maturity and stated at cost. Because of the nature of the investments, the Company believes that there is very little credit risk in them.

     Inventories are stated at the lower of cost (first-in, first-out method) or market.

     Property and Equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the following estimated useful lives: machinery and equipment, three to seven years or the related capital lease term if shorter; leasehold improvements, three to eight years not exceeding the lease term; computer software, three years; and office furniture, five years.

     Other Assets include legal costs of obtaining patents. These costs are amortized over the estimated useful lives of the respective patents, which are based on the related technology, ranging from three to seventeen years.

     The Company had no impairment charges during fiscal 2000 and fiscal 1999, in accordance with FAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of".

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

     Earnings per Share (EPS) - Basic EPS is calculated using income available to common stockholders divided by the weighted average number of common shares outstanding during each year. Diluted EPS is similar to Basic EPS except that it is based on the weighted average number of common and potentially dilutive shares, from dilutive stock options, outstanding during each year.

     Stock-Based Compensation arising from stock option grants is accounted for by the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25. Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation, requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. As permitted by SFAS No. 123, the Company will continue to apply APB Opinion No. 25 to its stock-based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share (Note 8).

     New Accounting Standards - SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and 138, establishes standards for measuring, classifying and reporting all derivative financial instruments in the financial statements. SFAS No. 133 is effective for the Company beginning the first quarter of fiscal year 2001. The Company does not expect the adoption of this standard to have a material impact on the Company's financial position or results of operations.

2.      INVENTORIES

     Inventories consist of the following (in thousands):

                                                               2000      1999

        Raw materials and supplies                          $ 6,362   $ 5,713
        Work in process                                       2,631     3,099
        Finished goods                                        2,183     2,781
                                                            -------   -------
           Total                                            $11,176   $11,593
                                                            =======   =======

3.   PROPERTY AND EQUIPMENT

     Property and equipment consist of the following (in thousands):

                                                                                2000          1999
       Machinery and equipment                                               $  25,729     $ 23,116
       Equipment under capital leases (Note 6)                                   2,753        2,684
       Construction in progress                                                  1,059        2,679
       Leasehold improvements                                                    5,854        5,766
       Computer software                                                         2,531        2,344
       Office furniture                                                            405          404
                                                                             ---------     --------

       Total                                                                    38,331       36,993

       Less accumulated depreciation and amortization (including $1,917 and
          $1,500 in 2000 and 1999, respectively, for capital leases)            24,268       19,348
                                                                             ---------     --------

       Property and equipment - net                                           $ 14,063     $ 17,645
                                                                             =========     ========

     Construction in progress includes equipment and other assets not yet placed in service primarily related to increasing the capacity of the manufacturing facilities.

4.   OTHER ASSETS

     Other assets consist of the following (in thousands):

                                                              2000        1999

       Patents, less accumulated amortization of $451
          and $369 in 2000 and 1999 respectively            $    222   $    277
       Patent deposits                                           171        205
       Other                                                     191         54
                                                            --------   --------

       Total                                                $    584   $    536
                                                            ========   ========


5.   ACCRUED EXPENSES AND OTHER LIABILITIES

     Accrued expenses and other liabilities consist of the following (in thousands):

                                                         2000         1999

       Accrued payroll and compensation               $   1,159    $   1,160
       Other accrued expenses                             1,126        1,180
                                                      ---------    ---------

       Total                                          $   2,285    $   2,340
                                                      =========    =========

6.   NOTES PAYABLE

     Notes payable at August 31, 2000 and 1999, consist of the following (in thousands):

                                                                                           2000           1999
        Note payable under $6,898 revolving line-of-credit facility that expires December 31, 2000, bearing interest at 2% over the bank's prime floating rate or LIBOR (11.5% at August 31, 2000), subject to certain covenants generally related to working capital, stockholders'
        equity and earnings and collateralized by all accounts receivable, inventory and equipment purchased on or subsequent to March 1, 1996
        (net book value of $10,556 at August 31, 2000), excluding leased equipment      $    6,898     $   4,600

        Note payable under $2,500 equipment term loan facility payable in equal monthly installments, maturing five years from the date of each advance, bearing interest at the bank's prime floating rate or LIBOR (8.5% to
        8.9% at August 31, 1999), subject to certain covenants generally related to working capital, shareholders' equity and earnings and collateralized by certain equipment (net book value of $2,184 at August 31, 1999). Not
        in effect at August 31, 2000.                                                            -           505
                                                                                        ----------     ---------

        Total                                                                                6,898         5,105

        Less current portion                                                                 6,898         5,100
                                                                                        ----------     ---------
        Long-term portion                                                               $        -     $       5
                                                                                        ==========     =========

     At August 31, 2000, the available unused balance under the revolving line-of-credit facility was zero. The Company's Line of Credit arrangements as of August 31, 2000, were scheduled to expire at December 31, 2000. The Company violated financial covenants related to earnings and liquidity at several points during the year, including as of August 31, 2000. As a result of these violations, interest rates were increased, the borrowing structure converted to an asset-based loan, investments were frozen as collateral, and borrowing limits were frozen in amount.

     The revolving line-of-credit facility was replaced by another credit facility in December 2000. See Note 14.

     7.   LEASES AND OTHER COMMITMENTS

     The Company has entered into non-cancelable capital and operating lease agreements for its manufacturing facility and certain equipment. Rent expense under the operating leases in 2000, 1999, and 1998 was $2,595,000, $1,828,000, and $922,724, respectively.

     Minimum future rental commitments under the capital and operating leases at August 31, 2000, are as follows (in thousands):

                                                         Capital
                                                          Lease       Operating
                                                       Obligations      Leases
       Fiscal year ending August 31:
          2001                                            $    30      $  3,074
          2002                                                 68         2,479
          2003                                                  -         1,924
          2004                                                  -           209
          2005                                                  -             -
                                                          -------      --------
       Total minimum payments                                  98      $  7,686
                                                                       ========
       Less amounts representing interest                       -
                                                          -------
       Total present value of net minimum
          lease payments at August 31, 2000                    98

       Less current portion                                    30
                                                          -------
       Long-term portion                                  $    68
                                                          =======

     Lease obligations, which are presented as operating lease obligations in the above table, are under a $6,000,000 equipment lease facility, which the Company had fully utilized at August 31, 2000. Payments are due in monthly installments over a four-year period from the date of each advance.

8.   CAPITAL STOCK

     Preferred stock of 5,000,000 shares with $.001 par value is authorized; none was issued at August 31, 2000 and 1999. Rights, preferences and other terms of the preferred stock will be determined by the Board of Directors at the time of issuance.

       The following table reconciles the numerators and denominators used in the computation of both basic and diluted earnings per share:

                                                               2000           1999          1998
     Basic EPS computation:
        Numerator:
           Net income (loss)                                 $ (7,608)      $  729        $ 4,760
        Denominator:
           Weighted average shares outstanding (000's)          6,046        5,783          5,551
                                                             --------       ------        -------
     Basic EPS                                               $  (1.26)      $  .13        $  0.86

     Diluted EPS computation:
        Numerator:
           Net income (loss)                                 $ (7,608)      $  729        $ 4,760
        Denominator (000's):
           Weighted average shares outstanding                  6,046        5,783          5,551
           Dilutive effect of stock options                                    149            427
                                                             --------       ------        -------
                                                                6,046        5,932          5,978
                                                             --------       ------        -------
     Diluted EPS                                             $  (1.26)      $ 0.12        $  0.80


     Stock Options - In 1999, the Company adopted the 1999 Incentive Stock Option Plan (the 1999 Plan). The Company initially authorized for grant 200,000 shares of common stock and, in fiscal 2000, increased the authorized amount to 401,200 shares of common stock for issuance under this plan. Under the terms of the 1999 Plan, incentive options to purchase common stock and stock bonuses and rights to purchase restricted stock may be granted to non-officer employees at the discretion of the board of directors and subject to certain restrictions. Generally, one forty-eighth of the shares optioned become exercisable each month beginning the first day of the month following the date of grant. The exercise price of each option equals the market price of the Company's stock on the date of grant and the options expire ten years after the date of grant. At August 31, 2000, there are 341,444 options outstanding and 48,014 options available for grant under this plan. A summary of the activity for the 1999 Plan follows:

                                                              1999                         2000
                                                 -----------------------------   ---------------------------
                                                             Weighted-average               Weighted-average
                                                                  Exercise                       Exercise
                                                 Shares            Price          Shares          Price
                                                 ------            -----          ------          -----
         Outstanding at beginning of year              -               -          115,055      $ 6.2113
         Granted                                 135,500        $ 6.1888          304,200      $ 7.5428
         Exercised                                (1,486)       $ 6.0625          (10,256)     $ 7.0652
         Expired                                 (18,959)       $ 6.0625          (67,555)     $ 7.0735
                                               ---------                         --------
         Outstanding at end of year              115,055        $ 6.2113          341,444      $ 7.2014
                                               =========                         ========
         Options exercisable at year-end           8,941        $ 6.1560           67,262      $ 6.9539
                                               =========                         ========

     Under the terms of the 1997 Equity Incentive Plan (1997 Plan), the Company has authorized for grant 1,375,000 shares of common stock. Under terms of the 1997 Plan, nonqualified and incentive options to purchase common stock, and stock bonuses and rights to purchase restricted stock may be granted to key employees, directors or consultants at the discretion of the board of directors and subject to certain restrictions. Generally, one forty-eighth of the shares optioned become exercisable each month beginning the first day of the month following at the date of grant. The exercise price of each option equals the market price of the Company's stock on the date of grant and the options expire ten years after the date of grant. At August 31, 2000, there are 856,458 options outstanding and 147,266 options available for grant under this plan. A summary of the activity for the 1997 Plan follows:

                                         1998                         1999                     2000
                                 ----------------------     -----------------------  ------------------------
                                             Weighted                     Weighted                  Weighted
                                             -average                      -average                  -average
                                             Exercise                     Exercise                  Exercise
                                   Shares      Price          Shares        Price       Shares        Price
                                   ------      -----          ------        -----       ------        -----
Outstanding at beginning of year   484,431    $ 7.8367         753,902    $ 9.9690      853,058      $ 9.1878


Granted                            409,000    $11.9583         249,000    $ 7.0960      268,900      $ 9.1358
Exercised                          (45,734)   $ 7.0169         (28,054)   $ 7.4508     (152,376)     $ 8.5986
Expired                            (93,795)   $ 9.0700        (121,790)   $10.1447     (113,124)     $11.1288
                                 ---------                   ---------                ---------
Outstanding at end of year         753,902    $ 9.9690         853,058    $ 9.1878      856,458      $ 9.0586
                                 =========                   =========                =========
Options exercisable at year-end    250,442    $ 8.3307         386,277    $ 8.9605      374,517      $ 8.9575
                                 =========                   =========                =========

     Under terms of the 1986 Stock Option Plan (1986 Plan), nonqualified options to purchase common stock may be granted to key employees and consultants at the discretion of the board of directors, subject to certain restrictions. Generally, one forty-eighth of the shares optioned become exercisable each month beginning the first day of the month following at the date of grant. The exercise price of each option equals the market price of the Company's stock on the date of grant and the options expire ten years after the date of grant. The Company has authorized a total of 712,501 shares of common stock for issuance under the 1986 Plan. At August 31, 2000, there are 111,283 options outstanding and

     18,385 options available for grant under this plan. A summary of the activity for the 1986 Plan is as follows:

                                         1998                         1999                     2000
                                 ----------------------     -----------------------  ------------------------
                                             Weighted                     Weighted                  Weighted
                                             -average                      -average                  -average
                                             Exercise                     Exercise                  Exercise
                                   Shares      Price          Shares        Price       Shares        Price
                                   ------      -----          ------        -----       ------        -----
Outstanding at beginning of year   248,560   $  1.4637       227,616      $  1.5078     214,036     $ 1.6899
Granted                                  -           -        10,000      $  7.6250           -            -
Exercised                          (20,613)  $  0.9437       (18,425)     $  1.0396    (101,491)    $ 1.1742
Expired                               (331)  $  3.5328        (5,155)     $  7.4902      (1,262)    $ 4.4290
                                 ---------                  --------                  ---------
Outstanding at end of year         227,616   $  1.5078       214,036      $  1.6899     111,283     $ 2.1292
                                 =========                  ========                  =========
Options exercisable at year-end    224,214   $  1.5053       210,058      $  1.5775     108,529     $ 1.9897
                                 =========                  ========                  =========

     Under the terms of the Non-Employee Director Stock Option Plan (Director
     Plan), options to purchase common stock may be granted every January 1 to each director who is not an officer of the Company. One-fourth of the shares optioned become exercisable on the first anniversary of the date of grant and one forty-eighth of the shares optioned become exercisable each month thereafter, with all options fully exercisable four years after the date of grant. The exercise price of each option equals the market price of the Company's stock on the date of grant and the options expire ten years after the date of grant. The Company has authorized a total of 275,000 shares of common stock for issuance under the Director Plan. At August 31, 2000, there are 141,278 options outstanding and 126,490 options available for grants. A summary of the activity for the Director Plan is as follows:

                                         1998                         1999                     2000
                                 ----------------------     -----------------------  ------------------------
                                             Weighted                     Weighted                  Weighted
                                             -average                      -average                  -average
                                             Exercise                     Exercise                  Exercise
                                   Shares      Price          Shares        Price       Shares        Price
                                   ------      -----          ------        -----       ------        -----
Outstanding at beginning of year    70,768    $ 7.7400       109,268       $12.6100      131,768     $12.0362


Granted                             38,500    $21.5616        22,500       $ 9.2500       22,500     $ 6.1250
Exercised                                -           -             -              -            -            -
Expired                                  -           -             -              -      (12,990)    $15.3095
                                  --------                  --------                    --------
Outstanding at end of year         109,268    $12.6100       131,768       $12.0362      141,278     $10.7939
                                  ========                  ========                    ========
Options exercisable at year-end     56,424    $ 7.6091        81,383       $10.6479      102,570     $11.1944
                                  ========                  ========                    ========

     Options under the above plans are granted at prices equal to or greater than the fair value of the common stock at grant dates as determined by the board of directors.

     The following table summarizes information about stock options outstanding at August 31, 2000 for all four plans:

                                     Options Outstanding                 Options Exercisable
                           ----------------------------------------  ----------------------------
                                        Weighted-
                                         average
                             Number      Remaining      Weighted-          Number        Weighted-
                           Outstanding  Contractual      average         Exercisable      average
Range of Exercise Prices   at 8/31/00       Life      Exercise Price      at 8/31/00   Exercise Price
------------------------   ----------       ----      --------------     -----------   --------------
$ 0.60 to $ 1.50                90,639    2.14 years       $1.1462         90,639        $1.1462
$ 4.50 to $ 7.50               686,952    8.14 years       $6.5279        252,581        $6.2894
$ 7.5625 to $ 11.375           434,937    7.97 years       $9.4031        201,013        $9.3953
$ 11.875 to $ 27.0625          237,935    7.94 years      $13.8947        108,647       $14.8228

     Employee Stock Purchase Plan - In 1994, the Company adopted an employee stock purchase plan (Purchase Plan). In connection with the adoption of the Purchase Plan, the Company initially reserved 175,000 shares of its common stock. During January 1998 and 2000, the Company increased the number of shares available under the plan to 350,000 and 525,000 shares of common stock, respectively. Under terms of the Purchase Plan, rights to purchase common stock may be granted to eligible employees at the discretion of the board of directors, subject to certain restrictions. The Purchase Plan enables eligible employees of the Company to purchase shares of common stock at not less than 85% of the fair market value of the common stock at the determination date through payroll withholding. A summary of the activity for the employee stock purchase plan is as follows:

                                                                       Purchase
                                                           Shares      Proceeds

          Purchases:
            As of September 1, 1997                        92,464    $  530,917
            1998                                          117,117       827,666
            1999                                           60,178       485,524
            2000                                           68,653       350,130
                                                         --------    ----------

          Total                                           338,412    $2,194,237
                                                         ========    ==========

     Common Shares reserved at August 31, 2000, for possible future conversion or issuance are as follows:

          Options granted:
            1999 Plan                                                    341,444
            1997 Plan                                                    856,458
            1986 Plan                                                    111,283
            Director Plan                                                141,278
                                                                       ---------
                Total shares contingently issuable                     1,450,463

          Options and purchase rights available for grants:
            1999 Plan                                                     48,014
            1997 Plan                                                    147,266
            1986 Plan                                                     18,385
            Director Plan                                                126,490
            Purchase Plan                                                186,588
                                                                       ---------

                Total                                                    526,743
                                                                       ---------

          Total common shares reserved                                 1,977,206
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

                                                             Years Ended
                                                 -------------------------------------
                                                   2000           1999         1998
      Net (loss) income (in thousands):
        As reported                              $  (7,608)   $     729     $  4,760
        Pro forma                                   (8,774)        (344)       4,126

      Earnings (loss) per share - diluted:
        As reported                              $   (1.26)   $    0.12     $   0.80
        Pro forma                                    (1.45)       (0.05)        0.69

      Stock options issued                         595,600      490,700      475,500

      Weighted average exercise price            $    8.21    $    5.58     $  12.86

      Average compensation value of options
        granted per option                       $    3.60    $    3.95     $   3.82

     Compensation cost (for current-year grants) was calculated in accordance with the binomial model, using the following assumptions: (i) expected volatility computed using the monthly average of the Company's common stock market price as listed on the New York Stock Exchange for the period July 28, 1994, date of the Company's initial public offering, through August 2000, which market price volatility averaged 70%; (ii) expected dividend yield of 0%; (iii) expected option term of six years; and (iv) risk-free rate of return as of the date of grant, which ranged from 5.5% to 6.5%, based on extrapolated yield of five- and seven-year U.S. Treasury securities.

     Stock Options for Employees Converting to Consultants - During the fourth quarter of 2000, two employees of the Company terminated employment and entered into consulting agreements to perform certain activities. Under guidance of FASB Interpretation 44, the Company recorded $52,000 of unearned compensation relating to the unvested portion of stock options held by these employees. This amount is to be expensed over the remaining vesting periods or the consulting period, whichever is shorter. The remaining unvested options at the end of the consulting period will be cancelled. Compensation expense for these vesting options was approximately $5,000 in 2000.

     Common Stock Grants - In January 1995, the Company granted 51,700 shares of its common stock to key employees of the Company. Based on a share price of $7.00 per share at the measurement date, the Company recorded unearned compensation of $361,900. The Company's right to reacquire one-fourth of the shares granted expired on November 27, 1996, 1997, 1998, and 1999, respectively. During 1998 and 1999, certain employees who were originally granted 1,000 and 500 shares, respectively, terminated their employment with the Company. The remaining unvested shares granted to these employees were reacquired and retired. Compensation expense related to these common stock grants was approximately $16,000, $56,000 and $60,000 in 2000, 1999 and 1998, respectively.

     In April 1999, the Company granted 73,700 shares of its common stock to key employees of the Company. Based on a share price of $6.06 per share at the measurement date, the Company recorded unearned compensation of $446,800. The Company's right to reacquire one-fourth of the shares granted expires on May 1, 2000, 2001, 2002, and 2003, respectively. During 1999 and 2000, certain employees who were originally granted 3,600 and 16,800 shares, respectively, terminated their employment with the Company. In 2000, the Company allowed certain terminating employees to retain 6,200 previously unvested shares. The remaining unvested shares granted to employees who terminated were reacquired and retired in all years. Compensation expense related to these common stock grants was approximately $124,000 and $34,000 in 2000 and 1999, respectively.

     In January 2000, the Company granted 10,800 shares of common stock to consultants of the Company. Based on a share price of $7.56 per share the Company recorded unearned compensation of $78,650. The Company's right to reacquire one-fourth of the shares granted expires on February 1, 2001, 2002,

     2003 and 2004. During 2000, one consultant who was originally granted 2,400 shares completed his contract with the Company. The Company allowed this consultant to retain all rights in the previously unvested shares. Compensation expense related to these common stock grants was approximately $26,000 in 2000.

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

     Subsequent Stock and Option Grants - On December 6, 2000, the Company granted to certain employees restricted stock for 26,000 shares of common stock and non-qualified options to purchase 130,500 shares of common stock of the Company. The items were granted in accordance with the Company's 1997 Equity Incentive Plan and the 1999 Equity Incentive Plan, respectively. The options were granted with an exercise price of $3.875 which was equal to the fair value of the common stock at the date of grant.

9.   EXPORT SALES

     Export sales to foreign markets are as follows (in thousands):

                              2000                          1999                       1998
                      -----------------------      ------------------------     ------------------------
                                     As a                          As a                         As a
                                  Percentage                    Percentage                   Percentage
                                   of Total                      of Total                     of Total
                        Sales       Revenue           Sales       Revenue         Sales        Revenue
Export sales:
   France             $    6,279         13.3%     $      6,001        11.7%    $    6,560          11.9%
   Germany                 5,275         11.2%            6,120        11.9%         5,113           9.3%
   Other European          6,094         12.9%            7,639        14.9%         7,857          14.2%
   Asia                    8,793         18.6%            7,150        13.9%         8,165          14.8%
   Other                   2,820          6.0%            2,082         4.1%         3,752           6.8%
                      ----------    ---------      ------------   ---------     ----------     ---------

Total export sales    $   29,261         61.9%     $     28,992        56.5%    $   31,447          57.0%
                      ==========    =========      ============   =========     ==========     =========

     There are no assets separately identified with foreign sales, and the profitability of such sales is similar to that of domestic sales.

10.  INCOME TAXES

     The tax effects of significant items comprising the Company's net deferred income tax benefits as of August 31, 2000 and 1999, are as follows (in thousands):

                                                                                  2000          1999
       Net operating losses                                                     $  2,199      $      -
       Accruals and valuation allowances not currently deductible                    194           146
       Inventory costs capitalized for tax purposes                                  501           216
       Tax credit carryforwards                                                      994           285
       Less: Valuation allowance                                                    (350)            -
                                                                                --------      --------

       Total deferred income tax benefit                                        $  3,538      $    647
                                                                                ========      ========

     Management believed that no valuation allowance against the deferred tax benefits was necessary at August 31, 1999.

     The resulting income tax expense (benefit) is shown below (in thousands):

                                                2000        1998         1999

       Current - federal                     $   (752)     $  232     $   1,470
       Current - state                             29          49           148
       Deferred                                (2,891)        (12)        1,002
                                             --------      ------     ---------
                                             $ (3,614)     $  269     $   2,620
                                             ========      ======     =========


     A reconciliation between income taxes computed at the federal statutory rate and income tax expense is shown below (in thousands):

                                                                2000        1999         1998
       Income taxes computed at federal statutory rate       $  (3,817)   $   339     $  2,510
       State income tax expense - net of federal
          income tax benefit                                        19         11          117
       Expenses not deductible for tax purposes                     11         17           20
       Change in valuation allowance                               350          -            -
       Effect on tax of foreign sales corporation                    -        (98)        (101)
       Other                                                      (177)         -           74
                                                             ---------   --------    ---------
       Total income tax expense (benefit)                    $  (3,614)   $   269     $  2,620
                                                             =========   ========    =========

     As of August 31, 2000, the Company has income tax carryforwards of $6,468,005, $417,000 and $577,000 related to net operating losses, alternative minimum federal income tax benefits and general business credits, respectively, available to reduce future federal income tax liabilities. The net operating loss carryforward expires August 31, 2020.

11.  EMPLOYEE BENEFIT PLAN

     The Company has a profit sharing plan under Section 401(k) of the Internal Revenue Code, which covers substantially all employees. The Company may match employee contributions at a rate determined by the board of directors. Matching contributions of $140,000 and $81,000 were made in 1999 and 1998, respectively. No matching contributions were made in 2000.

12.  LITIGATION

     The Company is not currently involved in any litigation. The litigation the Company had been involved in with Akom Technologies, Inc. and Raytheon Company was settled in the first quarter of Fiscal 2001. The impact on earnings has been included in computation of litigation and unusual legal expense in the fourth quarter results of fiscal 2000.

13.  QUARTERLY INFORMATION (UNAUDITED)

     Selected unaudited quarterly financial data is as follows (in thousands, except per-share amounts):

                                Fiscal 2000 Quarter Ended                 Fiscal 1999 Quarter Ended
                               ----------------------------------------- ----------------------------------------
                                Nov. 30   Feb. 28    May 31    Aug. 31    Nov. 30   Feb. 28   May 31    Aug. 31
Sales                           $ 9,329    $12,186   $12,697   $13,044    $12,880   $13,102   $12,967   $12,348
Cost of sales                    10,766     10,817    10,642    11,025      8,338     8,516     8,263    10,833
                                -------    -------   -------   -------    -------   -------   -------   -------

Gross profit                     (1,437)     1,369     2,055     2,019      4,542     4,586     4,704     1,515


Operating expenses:
 Research and development         1,231      1,026     1,263     1,180      1,144     1,509     1,155     1,889
 Sales and marketing              1,496      1,501     1,493     1,557      1,296     1,322     1,378     1,419
 General and administrative       1,265        705       746       830        655       735       785       917
 Litigation                           -          -         -       301          -         -         -         -
                                -------    -------   -------   -------    -------   -------   -------   -------
           Total                  3,992      3,232     3,502     3,868      3,095     3,566     3,318     4,225
                                -------    -------   -------   -------    -------   -------   -------   -------

Income (loss) from operations    (5,429)    (1,863)   (1,447)   (1,849)     1,447     1,020     1,386    (2,710)
Other income (expense), net        (124)      (150)     (154)     (206)       (17)      (20)      (49)      (59)
                                -------    -------   -------    ------    -------   -------   -------   -------

Income (loss) before
 income taxes                    (5,553)    (2,013)   (1,601)   (2,055)     1,430     1,000     1,337    (2,769)
Income tax expense (benefit)     (1,694)      (614)     (488)     (818)       507       355       475    (1,068)
                                -------    -------   -------    ------    -------   -------   -------   -------
Net income (loss)               $(3,859)   $(1,399)  $(1,113)  $(1,237)   $   923   $   645   $   862   $(1,701)
                                =======    =======   =======   =======    =======   =======   =======   =======

Earnings per share:
 Basic                          $ (0.65)   $ (0.23)  $ (0.18)  $ (0.20)   $  0.16   $  0.11   $  0.15   $ (0.29)
                                =======    =======   =======   =======    =======    ======   =======   =======
 Diluted                        $ (0.65)   $ (0.23)  $ (0.18)  $ (0.20)   $  0.16    $ 0.11   $  0.15   $ (0.29)
                                =======    =======   =======   =======    =======    ======   =======   =======

Weighted average common
 shares outstanding:
 Basic                            5,894      5,983     6,116     6,191      5,708     5,744     5,818     5,864
                                =======    =======   =======   =======    =======   =======   =======   =======
 Diluted                          5,894      5,983     6,116     6,191      5,890     5,927     5,894     5,864
                                =======    =======   =======   =======    =======   =======   =======   =======

14.  SUBSEQUENT EVENTS

Banking Agreement. In December 2000, the Company entered into an agreement with a commercial bank on a new credit facility consisting of $13.5 million in a revolving credit facility and a $3 million term note. Included in the revolving credit facility is an $8 million loan that is supported by the Export/Import bank (Exim bank). Both facilities terminate on December 31, 2003. In addition, the Company borrowed $1 million under a temporary overadvance loan, collateralized by its fiscal year 2000 federal income tax refund that is to be repaid by January 1, 2001. The proceeds of these new loans and the sale of approximately $3.6 million in short term investments were used to pay off approximately $6.9 million for the revolving credit facility that was effective as of August 31, 2000, and $8.8 million in obligations related to the equipment-collateralized operating lease facility that also was in effect as of August 31, 2000. As a result, the Company completely satisfied its obligations to its former bank and acquired approximately $8.3 million in capital assets that had formerly been utilized under operating leases.

The structure of the new banking agreement ties amounts borrowed under the agreement to a borrowing base consisting of certain receivables, inventory, and fixed assets. Essentially all the assets of the Company, tangible and intangible, are pledged as collateral under both facilities. The term loan requires equal monthly payments of principal and interest totaling $50,000 beginning January 2001. The interest rate for both facilities is 2% over prime rate. As part of the agreement, the bank was given a ten year warrant to purchase 30,000 shares of the Company's common stock at $5.00 per share. This new credit facility contains financial covenants relating to various matters, including but not limited to, minimum net worth, quarterly and monthly earnings, and limitations on changes in corporate structure, and restrictions on dividends and capital spending.

Equity Investment. In December 2000, the Company entered into an agreement to raise approximately $2,000,000 in cash by the sale of common stock and warrants to purchase common stock. The sale consisted of 533,332 units. Each unit was sold a a price of $3.75 and consisted of one share of common stock and a three-year warrant to purchase one share of common stock at $7.50. The agreement called for certain restrictions on the sale or further acquisition of stock by the investors, as well as the right to require registration in the future. The proceeds of the sale of this stock will be used to support the operations of the Company.

                                    ******