Form 10-Q
period 2000-11-30
RF MONOLITHICS INC /DE/
filed 2001-01-16
CIK 922204

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                       ________________________________



                                   FORM 10-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934



               For the Quarterly Period Ended November 30, 2000


                          Commission File No. 0-24414


                             RF Monolithics, Inc.

            (Exact name of registrant as specified in its charter)


                       ________________________________

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

                    [X] Yes                        [_]  No

As of December 31, 2000, 6,838,257 shares of the Registrant's Common Stock, $.001 par value, were outstanding.

                             RF MONOLITHICS, INC.

                                   FORM 10-Q

                        QUARTER ENDED NOVEMBER 30, 2000

                               TABLE OF CONTENTS

   Item
  Number                                                                        Page
  ------                                                                        ----
                PART I.   CONDENSED CONSOLIDATED FINANCIAL INFORMATION

      1.      Condensed Consolidated Financial Statements:
                 Condensed Consolidated Balance Sheets
                    November 30, 2000 (Unaudited), and August 31, 2000             3

                 Condensed Consolidated Statements of Operations - Unaudited
                    Three Months Ended November 30, 2000 and 1999                  4

                 Condensed Consolidated Statements of Cash Flows - Unaudited
                    Three Months Ended November 30, 2000 and 1999                  5

                 Notes to Condensed Consolidated Financial Statements              6

      2.      Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                  9

                           PART II.   OTHER INFORMATION

      1.      Legal Proceedings                                                   17

      2.      Changes in Securities                                               17

      3.      Defaults Upon Senior Securities                                     17

      4.      Submission of Matters to a Vote of Security Holders                 17

      5.      Other Information                                                   17

      6.      Exhibits and Reports on Form 8-K                                    17

                                  SIGNATURES

                               INDEX TO EXHIBITS

             PART I.  CONDENSED CONSOLIDATED FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RF MONOLITHICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
--------------------------------------------------------------------------------

                                                                               November 30,                   August 31,
ASSETS                                                                             2000                           2000
                                                                               (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                                   $        311                   $        542
   Short-term investments                                                             3,608                          3,543
   Trade receivables - net                                                            8,807                          9,868
   Inventories                                                                       11,047                         11,176
   Prepaid expenses and other                                                         1,732                          1,111
   Income taxes receivable                                                            1,342                          1,342
   Deferred income tax benefits                                                         855                            756
                                                                               ------------                   ------------

                 Total current assets                                                27,702                         28,338

PROPERTY AND EQUIPMENT - Net                                                         13,202                         14,063

OTHER ASSETS - Net                                                                    3,978                          3,366
                                                                               ------------                   ------------

TOTAL                                                                          $     44,882                   $     45,767
                                                                               ============                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt and line of credit                        $      1,785                   $      6,928
   Accounts payable - trade                                                           6,391                          5,602
   Accounts payable - construction and equipment                                        445                            469
   Accrued expenses and other liabilities                                             1,949                          2,314
                                                                               ------------                   ------------

                 Total current liabilities                                           10,570                         15,313

LONG-TERM DEBT                                                                        5,173                             68

STOCKHOLDERS' EQUITY:
   Common stock:  6,207 and 6,208 shares issued                                           6                              6
   Additional paid-in capital                                                        30,562                         30,562
   Treasury stock, 36 common shares                                                    (227)                          (227)
   Retained earnings                                                                   (858)                           474
   Unearned compensation                                                               (309)                          (359)
   Unrealized gain on short-term investments                                            (35)                           (70)
                                                                               ------------                   ------------

                 Total stockholders' equity                                          29,139                         30,386
                                                                               ------------                   ------------

TOTAL                                                                          $     44,882                   $     45,767
                                                                               ============                   ============

See notes to condensed consolidated financial statements.

RF MONOLITHICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
(In Thousands, Except Per-Share Amounts)
--------------------------------------------------------------------------------

                                                                                  Three Months Ended
                                                                                     November 30,
                                                                    ---------------------------------------------
                                                                             2000                     1999
SALES                                                                      $      12,181            $       9,329

COST OF SALES                                                                     10,826                   10,766
                                                                           -------------            -------------

GROSS PROFIT                                                                       1,355                   (1,437)

OPERATING EXPENSES:

   Research and development                                                        1,001                    1,231
   Sales and marketing                                                             1,417                    1,496
   General and administrative                                                        709                    1,265
                                                                           -------------            -------------
                 Total operating expenses                                          3,127                    3,992
                                                                           -------------            -------------
INCOME (LOSS) FROM OPERATIONS                                                     (1,772)                  (5,429)

OTHER INCOME (EXPENSE):

   Interest income                                                                    56                       55
   Interest expense                                                                 (281)                    (175)
   Other expense                                                                     (52)                      (4)
                                                                           -------------            -------------
                 Total                                                              (277)                    (124)
                                                                           -------------            -------------
INCOME (LOSS) BEFORE INCOME TAXES                                                 (2,049)                  (5,553)

INCOME TAX (BENEFIT) EXPENSE                                                        (717)                  (1,694)
                                                                           -------------            -------------
NET (LOSS) INCOME                                                          $      (1,332)           $      (3,859)
                                                                           =============            =============
EARNINGS PER SHARE

   Basic                                                                   $       (0.21)           $       (0.65)
                                                                           =============            =============
   Diluted                                                                 $       (0.21)           $       (0.65)
                                                                           =============            =============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING

   Basic                                                                           6,207                    5,894
                                                                           =============            =============
   Diluted                                                                         6,207                    5,894
                                                                           =============            =============

See notes to condensed consolidated financial statements.

RF MONOLITHICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(In Thousands)
---------------------------------------------------------------------------------------------------------------------------

                                                                                               Three Months Ended

                                                                                                    November 30,
                                                                                 -----------------------------------------
                                                                                         2000                      1999
OPERATING ACTIVITIES:
   Net (loss) income                                                                 $    (1,332)              $    (3,859)
   Noncash items included in net (loss) income:
      Deferred taxes                                                                        (739)                     (448)
      Depreciation and amortization                                                        1,146                     1,217
      Provision for doubtful accounts                                                          -                        15
      Amortization of unearned compensation                                                   41                        40
      Other                                                                                   22                        33
   Cash from (used in) operating working capital:
      Trade receivables                                                                    1,061                     2,691
      Inventories                                                                            129                        95
      Prepaid expenses and other                                                            (621)                      313
      Accounts payable - trade                                                               789                       260
      Accrued expenses and other liabilities                                                (365)                      (51)
      Income taxes payable/receivable                                                          -                    (1,439)
                                                                                     -----------               -----------
                  Net cash from (used in) operations                                         131                    (1,133)
INVESTING ACTIVITIES:
   Increase in short-term investments                                                     (1,538)                   (1,099)
   Decrease in short-term investments                                                      1,473                     1,490
   Acquisition of property and equipment                                                    (335)                     (292)
   Disposition of property and equipment                                                      76
   Decrease (increase) in other assets                                                        15                      (107)
                                                                                     -----------               -----------
                 Net cash from (used in) investing activities                               (309)                       (8)
FINANCING ACTIVITIES:
   Repayments of notes payable                                                                 -                      (125)
   Repayments of capital lease obligations                                                   (38)                     (211)
   Borrowings (repayments) of accounts payable - construction and equipment                  (24)                     (426)
   Borrowings of line of credit                                                                -                     2,000
   Common stock issued for options exercised                                                   9                       126
                                                                                     -----------               -----------
                 Net cash from (used in) financing activities                                (53)                    1,364
                                                                                     -----------               -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                            (231)                      223
CASH AND CASH EQUIVALENTS:
   Beginning of period                                                                       542                       672
                                                                                     -----------               -----------
   End of period                                                                     $       311               $       895
                                                                                     ===========               ===========
SUPPLEMENTAL INFORMATION:
   Interest paid                                                                     $       206               $       175
                                                                                     ===========               ===========
   Income taxes paid                                                                 $        22               $        95
                                                                                     ===========               ===========

See notes to condensed consolidated financial statements.

RF MONOLITHICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.   INTERIM FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, that in the opinion of the management of RF Monolithics, Inc. (the "Company" or "RFM") are necessary for a fair presentation of the Company's financial position as of November 30, 2000, and the results of operations and cash flows for the three months ended November 30, 2000 and 1999. These unaudited interim condensed financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended August 31, 2000, filed with the Securities and Exchange Commission.

Operating results for the three months ended November 30, 2000, are not necessarily indicative of the results to be achieved for the full fiscal year ending August 31, 2001.

2.   INVENTORIES

Inventories consist of the following (in thousands):



                                                Nov. 30,          Aug. 31,
                                                  2000              2000

     Raw materials and supplies                $   5,721         $   6,362
     Work in process                               3,270             2,631
     Finished goods                                2,056             2,183
                                               ---------         ---------
     Total                                     $  11,047         $  11,176
                                               =========         =========


3.   PROPERTY AND EQUIPMENT

Property and equipment includes construction in progress of $1,394,000 at November 30, 2000, and $1,059,000 at August 31, 2000, which is composed of equipment and other assets not yet placed in service primarily related to increasing the capacity of the Company's manufacturing facilities.

4.   CREDIT FACILITIES / SUBSEQUENT EVENTS

As of November 30, 2000, the Company was in violation of certain covenants in regards to a $7.5 million line of credit with a commercial bank. In December 2000, the Company entered into an agreement with another commercial bank for a new credit facility consisting of a $13.5 million revolving credit facility and a $3 million term note. Included in the revolving credit facility is an $8 million loan that is supported by the Export/Import bank (Exim bank). Both facilities terminate on December 31, 2003. The proceeds of these new loans and the sale of approximately $3.6 million in short term investments were used to pay off approximately $6.9 million for the revolving credit facility that was in effect as of November 30, 2000, and $8.8 million in obligations related to the equipment-collateralized operating lease facility that was also in effect as of November 30, 2000. As a result, the Company completely satisfied its obligations to its former bank and acquired approximately $8.3 million in capital assets that had formerly been utilized under operating leases. The amount of debt under the new agreement that is not expected to be paid off within the next twelve months has been classified as long term.

The structure of the new banking agreement ties amounts borrowed under the agreement to a borrowing base consisting of certain receivables, inventory, and fixed assets. Essentially all the assets of the Company, tangible and intangible, are pledged as collateral under both facilities. The term loan requires equal monthly payments of principal totaling $50,000 plus interest beginning January 2001. The interest rate for both facilities is 2% over prime rate. As part of the agreement, the bank was given a ten-year warrant to purchase 30,000 shares of the Company's common stock at $5.00 per share. This new credit facility contains financial covenants relating to various matters, including but not limited to, minimum net worth, quarterly and monthly earnings, and limitations on changes in corporate structure, and restrictions on dividends and capital spending. Although the Company believes that it will be able to meet the covenants, there is no assurance that this will occur. Should there be a covenant violation without a waiver on favorable terms, there could be a significant adverse impact on the Company's operations. To move manufacturing equipment to support the offshore manufacturing initiative, it will be necessary to pay off the portion of the term note related to the equipment being moved. There is no assurance that this can be accomplished on favorable terms. Should that not occur, there could be a slowdown in the Company's plans to expand offshore production.


5.   CAPITAL STOCK

During the first quarter of 2001, the Company granted to officers and employees Incentive Stock Options to purchase 81,000 shares of the Company's Common Stock at an exercise price ranging between $4.875 and $6.625, which was the market value on the date of grant. The options were granted in accordance with the 1997 Equity Incentive Plan. Also during the first quarter, the Company granted to consultants Non-qualified Stock Options to purchase 20,000 shares of the Company's Common Stock at an exercise price of $6.625, which was the market value on the date of grant. The options were granted in accordance with the Company's 1999 Equity Incentive Plan (representing 10,000 shares) and the 1997 Equity Incentive Plan (representing 10,000 shares). Stock options granted to consultants are recorded under guidance of FASB Interpretation 44 by recording unearned compensation and expensing the amount over the remaining vesting or consulting period, whichever is shorter.

On December 6, 2000, the Company also granted to certain employees restricted stock for 26,000 shares of the Company's common stock and Non-qualified Stock Options to purchase 130,500 shares of common stock. The items were granted in accordance with the Company's 1997 Equity Incentive Plan and the 1999 Equity Incentive Plan, respectively. The options were granted at an exercise price of $3.875, which was equal to the fair value of the common stock at the date of grant.

In December 2000, the Company entered into an agreement to raise approximately $2,000,000 in cash by the sale of common stock and warrants to purchase common stock. The sale consisted of 533,332 units. Each unit was sold at a price of $3.75 and consisted of one share of common stock and a three-year warrant to purchase on share of common stock at $7.50. The agreement called for certain restrictions on the sale or further acquisition of stock by the investors, as well as the right to require registration in the future. The proceeds of the sale of this stock will be used to support the operations of the Company.

6.   EARNINGS PER SHARE

Reconciliation of share amounts is as follows (in thousands):

                                                       Three months ended
                                                          November 30,
                                                   --------------------------

                                                         2000          1999
       Shares outstanding for basic
          earnings per share                             6,207          5,894
       Effect of dilutive stock options                      -              -
                                                      --------       --------
       Shares outstanding for dilutive
          earnings per share                             6,207          5,894
                                                      ========       ========


There are no adjustments to net earnings to arrive at income for either per share calculation.

7.   SALES REVENUE

The following table sets forth the components of the Company's sales and the percentage relationship of the components to sales by product area for the periods ended as indicated (in thousands, except percentage data):

                                                                            Quarter Ended
                                         ----------------------------------------------------------------------------------
                                                      November 30,                               November 30,
                                                          2000                                       1999
                                         ---------------------------------------    ---------------------------------------
                                               Amounts            % of Total             Amounts             % of Total
                                         -----------------   -------------------    -----------------   -------------------
Low-power Product Group:
  Low-power components                         $     7,801               64 %             $     6,424               69 %
  Virtual Wire/R/ radio products                     2,333               19                     1,525               16
                                               -----------      -----------               -----------      -----------
     Subtotal                                       10,134               83                     7,949               85
Communications Products Group:
  Frequency control modules                            650                5                       488                5
  Filters                                            1,156               10                       779                9
                                               -----------      -----------               -----------      -----------
     Subtotal                                        1,806               15                     1,267               14
                                               -----------      -----------               -----------      -----------
Total product sales                                 11,940               98                     9,216               99
Technology development sales                           241                2                       113                1
                                               -----------      -----------               -----------      -----------
Total sales                                    $    12,181              100 %             $     9,329              100 %
                                               ===========      ===========               ===========      ===========

8.   DEFERRED TAX ASSET

The Company's deferred tax asset of approximately $4.3 million at November 30, 2000 is primarily due to the tax effect of unused net operating loss carryforwards ("NOL's"), tax credit carryforwards and tax effected net taxable deductions.

There is no reserve against this asset. As of November 30, 2000, the Company has NOL's of approximately $6.8 million for federal income tax purposes. While the Company believes that it is likely that it will realize these carryforwards, there can be no assurance that they will be available to such extent and be fully realized.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion may be understood more fully by reference to the financial statements, notes to the financial statements, and management's discussion and analysis contained in the Company's Annual Report on Form 10-K for the year ended August 31, 2000, filed with the Securities and Exchange Commission.

General

     RFM designs, develops, manufactures and markets a broad range of radio frequency components and modules. The Company's products are organized into two Product Groups, the Communications Products Group and the Low-power Products Group. The Communications Products Group includes Frequency Control Modules and Filter products. The Low-power Products Group includes Low-power Components, as well as Virtual Wire(R) Short-range Radio products. The Company's products are based on SAW technology, and the Company's strategy is to leverage its radio frequency design skills and its packaging technology to provide SAW-based solutions to the current and emerging needs of the electronics industry. The Company sells to original equipment manufacturers and distributors in wireless communications, optical networks, automotive, consumer and industrial market segments worldwide.

     The Company incurred a significant loss in the first quarter of its fiscal year 2001. As a result, it is possible that it will be reporting a loss for fiscal year 2001.

Results of Operations

     The following discussion relates to the financial statements of the Company for the three months ended November 30, 2000 (current quarter and current year-to-date period), of the fiscal year ending August 31, 2001, in comparison to the three months ended November 30, 1999 (comparable quarter of the prior year and prior year-to-date period). In addition, certain comparisons with the three months ended August 31, 2000 (previous quarter), are provided where management believes it is useful to the understanding of trends.

     The selected financial data for the periods presented may not be indicative of the Company's future financial condition or results of operations.

     The following table sets forth, for the three months ended November 30, 2000 and 1999, (i) the percentage relationship of certain items from the Company's statements of operations to sales and (ii) the percentage change in these items between the current period and the comparable period of the prior year:

                                                            Percentage of                         Percentage Change
                                                             Total Sales                         From Quarter Ended
                                                            Quarter Ended                         November 30, 1999
                                                            November 30,                           to Quarter Ended
                                             ----------------------------------------
                                                     2000                  1999                   November 30, 2000
                                             ------------------    ------------------       -----------------------------
Sales                                                100 %                 100 %                                31 %
Cost of sales                                          89                   115                                   1
                                               ----------            ----------                          ----------
  Gross profit                                         11                   (15)                               (194)
                                               ----------            ----------                          ----------
Research and development                                8                    13                                 (19)
Sales and marketing                                    12                    16                                  (5)
General and administrative                              6                    14                                 (44)
                                               ----------            ----------                          ----------
   Total operating expenses                            26                    43                                 (22)
                                               ----------            ----------                          ----------
   Income (loss) from operations                      (15)                  (58)                                (67)
Other expense, net                                     (2)                   (1)                                123
                                               ----------            ----------                          ----------
Income (loss) before income taxes                     (17)                  (59)                                (63)
Income tax (benefit) expense                           (6)                  (18)                                (58)
                                               ----------            ----------                          ----------
   Net(loss) income                                   (11)  %               (41)  %                             (66)  %
                                               ==========            ==========                          ==========

Sales

     The following table sets forth the components of the Company's sales and the percentage relationship of the components to sales by product area for the periods ended as indicated (in thousands, except percentage data):

                                                                             Quarter Ended
                                         ------------------------------------------------------------------------------
                                                       November 30,                                 November 30,
                                                           2000                                         1999
                                         ----------------------------------------      ----------------------------------------
                                               Amounts            % of Total                 Amounts            % of Total
                                         ------------------   -------------------      ------------------   -------------------
Low-power Product Group:
  Low-power components                        $      7,801                  64 %             $      6,424                 69 %
  Virtual Wire/R/ radio products                     2,333                  19                      1,525                 16
                                              ------------        ------------               ------------       ------------
     Subtotal                                       10,134                  83                      7,949                 85
Communications Products Group:
  Frequency control modules                            650                   5                        488                  5
  Filters                                            1,156                  10                        779                  9
                                              ------------        ------------               ------------       ------------
     Subtotal                                        1,806                  15                      1,267                 14
                                              ------------        ------------               ------------       ------------
Total product sales                                 11,940                  98                      9,216                 99
Technology development sales                           241                   2                        113                  1
                                              ------------        ------------               ------------       ------------
Total sales                                   $     12,181                 100 %             $      9,329                100 %
                                              ============        ============               ============       ============

     Total sales increased 31% in the current quarter compared to the comparable quarter of the prior year and decreased 7% compared to the previous quarter. The increase was primarily due to a management decision in the prior year quarter to limit special promotions to obtain turns business because of the potential impact such promotions have on long-term gross margins. This resulted in a substantial increase in the number of units shipped for each of the Company's product lines. The decrease in sales from the previous quarter will be discussed below.

     Low-power components product sales declined 9% from the previous fourth quarter. The decrease was primarily due to a decreased number of units sold of these products, particularly for the older style TO-39 products. The increase in orders from the newer surface mount products that occurred late in the quarter did not occur soon enough to prevent this decline. In addition, some labor shortages that limited production in the quarter. The Company is seeking to increase its domestic assembly capacity, as well as obtaining capacity from its offshore partners. The Company believes it has the opportunity to increase its low-power component sales to historical levels, although there is no assurance that this will happen. Average selling prices for these products remained approximately stable, although there is no assurance that this will continue in this competitive market. As a result, sales for low-power components may not increase or return to the levels they had been in previous periods.

     Virtual Wire(R) short-range radio products sales in the current quarter increased 11% in comparison to the previous quarter. This was primarily attributable to an increased number of units sold for those products. Approximately half the sales were for first generation products and half were second generation products. The Company has devoted significant capital, technical, sales and marketing resources to the Virtual Wire(R) short-range radio products, and has experienced increased orders for these products in recent quarters. The current Company focus is to ramp its capacity to produce such products. The Company could have had significantly larger sales if all potential customer orders had been shipped. One of the efforts is to finish production of first generation products and convert this production capacity to second generation products. The last orders have been received for the relatively less profitable first generation products and production should be completed in the next two quarters for these products. Another effort is to build domestic capacity via process improvements and conversion of capacity for new products as production of other products is moved offshore. There is no assurance that the Company will be able to put in place all the capacity required to meet customer demand for these products, or that the relatively new demand for these products will continue.

     Sales of filter products decreased 17% from the previous quarter due to a lower number of units shipped and a decrease in average selling price for these products, as newer products generally have lower average selling prices than older products. The decreases were mainly due to delayed shipments from our offshore partners. This is not unusual in starting up production from new offshore partners. The Company is working very closely with its offshore partners, but there is no assurance that sufficient offshore production capacity will be available to meet customer demand. The Company has devoted significant resources to developing and supporting the growth of its filter products. The product development and introduction cycle for filter products takes six to eighteen months to complete. As a result, it is difficult to predict when, or if, this strategy to focus on filter products will have a significant impact on the Company's sales.

     Sales of Frequency Control products decreased 21% from the previous quarter. Sales were adversely impacted by a manufacturing process sealing issue that limited capacity to ramp production of new products targeted at the optical timing market. This process has since been improved and a new machine has been ordered which will increase capacity in the second half of the fiscal year. The Company believes its new line of optical timing oscillators will provide a significant sales opportunity, particularly after a surface mount version is introduced later in the year. The timing and impact of these new products is too uncertain to assure that increased sales will result.

     The Company's top five customers accounted for approximately 33%, 34% and 34% of the Company's sales in the current quarter, the comparable quarter of the prior year and the previous quarter, respectively. Distribution related customers accounted for approximately 23%, 22% and 19% of the Company's total sales in the current quarter, the comparable quarter of the prior year and the previous quarter, respectively. One single customer accounted for more than 10% of sales for the current quarter, while none did for the other time periods mentioned. The company's sales strategy is to seek diversification in its customer base, but due to the very competitive nature of the markets in which it competes, the Company is not certain it will be able to continue to achieve this diversification.

     International sales were approximately 50%, 57% and 56% of the Company's sales during the current quarter, the comparable quarter of the prior year and the previous quarter, respectively. The Company considers all product sales with a delivery destination outside of North America to be international sales.
These sales are denominated primarily in U.S. currency. The Company intends to continue its focus on international sales in the future and expects that international sales will continue to represent a significant portion of its business. However, international sales are subject to fluctuations as a result of local economic conditions and competition. Therefore, the Company cannot predict whether it will continue to derive a significant portion of its business from international sales.

     While the Company has achieved sales increases in prior periods, there can be no assurance that this can be achieved in future periods. The Company's success is highly dependent on achieving technological advances in its product design and manufacturing capabilities, as well as its ability to sell its products in a competitive marketplace that can be influenced by outside factors such as economic and regulatory conditions. Competition includes alternative technologies and competitors duplicating the Company's technologies that may adversely affect the selling prices and market share.

Gross Profit

     The current quarter gross margin of 11.1% increased from a negative 15.4% in the comparable quarter of the prior year and decreased from 15.6% gross margin in the previous quarter. The increase from the comparable quarter of the prior year was primarily due to three factors. First, the large increase in sales allowed relatively large fixed manufacturing costs to be spread over more units. Second, the prior year contained approximately $1.2 million in special charges primarily related to the transition to new products that did not recur this year in nearly that magnitude. Third, the current year yields and productivity were much improved as a result of focused management process improvement programs. The decrease from the previous quarter will be discussed below.

     The decrease in gross margin from the previous quarter was the result of several factors. The first factor was the decline in sales from the previous fourth quarter to the current quarter that resulted in a large fixed cost base being allocated across fewer units. This is an ongoing factor that results from increases or decreases in sales volume. To address this issue, the Company has embarked on efforts to increase manufacturing capacity via process improvements and adding offshore manufacturing capability. The Company cannot be assured that the resulting sales volume increases, if any, will be enough to
significantly reduce overhead costs as a percentage of sales.   In future
quarters, one element of these costs will be reduced as a result of the refinancing of some manufacturing equipment that occurred in the second quarter of fiscal year 2001. Expenses related to equipment that had formerly been leased were approximately $600,000 per quarter. Depreciation on the same equipment is expected to be significantly less, although interest expense as part of nonoperating expenses will increase. The net reduction in manufacturing expense related to this equipment is expected to be approximately $150,000 to $200,000 per quarter.

     The second factor decreasing gross margins from the previous quarter was an unfavorable shift in product mix from relatively profitable communications products to relatively less profitable Virtual Wire(R) short-range radio products, particularly for first generation products. A decision has been made to stop selling the first generation version of these products, after allowing customers an opportunity to have a last time buy. The second generation products are designed to be more cost effective than first generation products. The negative impact on gross margins of selling the first generation products should be largely completed by the third quarter of fiscal year 2001.

     The third factor decreasing gross margins from the previous quarter was additional costs associated with ramping production of new products related to a sealing process. This additional expense impacted several new products and is expected to be resolved with new equipment by the second half of the fiscal year. Because of the uncertainty of volume and the new product introduction process, the Company may not be able to manufacture these future generation products at a cost low enough to produce an improved gross profit margin result.

     The Company has also embarked upon efforts to reduce manufacturing costs. The first effort involves a focused program to improve production rates, yields and productivity within the existing facilities. This has resulted in a significant reduction in per unit manufacturing costs in the current quarter compared to the comparable quarter of the prior year. Management intends to continue this focus on improved operations, although there can be no assurance these efforts will result in lower per unit costs.

     The other major cost reduction effort is a program to outsource some assembly operations offshore. The Company has signed agreements with two different partners to manufacture its filter and TO-39 products. Production also began in the current quarter. The Company believes a successful offshore manufacturing program could result in a material reduction in manufacturing costs. The Company plans to phase in the transition of products over several quarters, to insure uninterrupted product delivery to customers. In addition, the transition will be supported with ample resources to address any contingencies that may arise. As a result, the full benefit of the offshore program is not expected until fiscal year 2002. Given the complexities of the manufacturing processes involved, there can be no assurance that the offshore program will be successful.

     The Company has in the past experienced sudden increases in demand, which have put pressure on its manufacturing facilities to increase capacity to meet this demand. In the current quarter, for instance, the Company experienced some difficulty in securing the additional labor resources necessary to meet rising demand. In addition, new products sometimes require different manufacturing processes than the Company currently possesses. The Company has devoted the bulk of its capital expenditures over the past few years to increase capacity and improve its manufacturing processes. The Company may not be able to continue to increase its manufacturing capacity and improve its manufacturing processes in a timely manner so as to take advantage of any increased market demand. Failure to do this would result in a loss of potential sales in the periods impacted.

Research and Development

     Research and development expenses in the current quarter decreased approximately $230,000, or 19%, from the comparable quarter of the prior year, primarily due to decreased personnel costs. Reduced personnel costs included significant reallocation of engineering design resources to manufacturing process engineering functions to meet current priorities. The Company believes that the continued development of its technology and new products is essential to its success and is committed to continue to devote significant resources to research and development. The Company expects that research and development expenses may increase or stay approximately the same in absolute dollars in future periods.

Sales and Marketing

     Current quarter sales and marketing expenses decreased approximately $80,000 (approximately 5%) due primarily to reduced marketing expenses, as these resources were redirected elsewhere in the company. The Company expects to incur higher sales and marketing expenses in absolute dollars in future periods, particularly for sales commission expenses, as it continues to expand its sales and marketing efforts.

General and Administrative

     General and administrative expenses for the current quarter decreased approximately $560,000, or 44%, from the prior comparable period. This decrease mainly resulted from approximately $600,000 in severance costs related to work force reductions that occurred in the prior year that did not recur in the current year. The Company expects to incur higher general and administrative in future periods to support increased operations.

Loss from Operations

     Loss from operations was $1.8 million, or 15% of total sales in the current quarter, compared to loss from operations of $5.4 million or 58% of sales in the comparable quarter of the prior. The decrease in loss from operations results from both an improvement in gross margin and a reduction of operating expenses.

Other Income (Expense)

     Total other expenses were $277,000 in the current quarter, compared to $124,000 for the comparable quarter of the prior year. The increase in total other expenses primarily results from increased expenses as a result of increased borrowings and an increase in interest rates. The Company expects that increased borrowings will result in increased interest expense in future periods, particularly after the refinancing that occurred in the second quarter of fiscal year 2001. As a result, total other expenses are expected to increase approximately $150,000 to $200,000 per quarter. This is offset mostly by a reduction in manufacturing expense. The new credit agreement has leased equipment converted to a purchase. The depreciation is expected to be significantly less than the lease expense.

Income Tax Benefit

     The Company's income tax benefit was $717,000 in the current quarter, compared to income tax benefit of $1,694,000 in the comparable quarter of the prior year, reflecting the comparable loss before income taxes for the respective periods. The company's effective tax benefit rate was approximately 35% in the current quarter, compared to approximately 31% in the prior year reflecting decreased impact from a Foreign Sales Corporation.

Net Loss

     Net loss was $1,332,000, or $.21 per diluted share, in the current quarter, compared to net loss of $3,859,000, or $.68 per diluted share, for the comparable quarter of the prior year. As a result, the Company may not be able to overcome this loss and could report a loss for fiscal year 2001.

Financial Condition

New Financing Arrangements

     In December 2000, the Company entered into an agreement with a commercial bank for a new credit facility consisting of a $13.5 million revolving credit facility and a $3 million term note. Included in the revolving credit facility is an $8 million loan that is supported by the Export/Import bank (Exim bank). Both facilities terminate on December 31, 2003. The proceeds of these new loans and the sale of approximately $3.6 million in short term investments were used to pay off approximately $6.9 million for the revolving credit facility that was in effect as of November 30, 2000, and $8.8 million in obligations related to the equipment-collateralized operating lease facility that was also in effect as of November 30, 2000. As a result, the Company completely satisfied its obligations to its former bank and acquired approximately $8.3 million in capital assets that had formerly been utilized under operating leases.

     The structure of the new banking agreement ties amounts borrowed under the agreement to a borrowing base consisting of certain receivables, inventory, and fixed assets. Essentially all the assets of the Company, tangible and intangible, are pledged as collateral under both facilities. The term loan requires equal monthly payments of principal totaling $50,000 plus interest beginning January 2001. The interest rate for both facilities is 2% over prime rate. As part of the agreement, the bank was given a ten-year warrant to purchase 30,000 shares of the Company's common stock at $5.00 per share. This new credit facility contains financial covenants relating to various matters, including but not limited to, minimum net worth, quarterly and monthly earnings, and limitations on changes in corporate structure, and restrictions on dividends and capital spending. Although the Company believes that it will be able to meet the covenants, there is no assurance that this will occur. Should there be a covenant violation without a waiver on favorable terms, there could be a significant adverse impact on the Company's operations. To move manufacturing equipment to support the offshore manufacturing initiative, it will be necessary to pay off the portion of the term note related to the equipment being moved. There is no assurance that this can be accomplished on favorable terms. Should that not occur, there could be a slowdown in the Company's plans to expand offshore production.

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

Cash Flows

     The major source of liquidity at November 30, 2000, consisted of approximately $0.3 million of cash. Net cash provided from operating activities was $0.1 million for the current year-to-date period of fiscal 2001 as compared to net cash utilized in operating activities of $1.1 million for the year-to-date period of fiscal 2000. The increase in cash available from operations is due to the $1.3 million net loss in the current year-to-date period that was offset by approximately $0.5 million in net noncash items such as depreciation and $1.0 million net reduction in various working capital accounts. In the prior year-to-date period, a $3.9 million loss was partially offset by $0.9 in net noncash items such as depreciation and $1.9 million net reduction in various working capital accounts. The Company's internal plan is to maintain a nearly breakeven cash flow from operations for fiscal year 2001. There can be no assurance that this will be achieved.

     Cash used in investing activities was $0.3 million for the current year-to-date period, as compared to approximately zero of cash used in investing activities for the prior year-to-date period, primarily as a result of approximately $0.3 million in capital expenditures. Cash used in investing activities was approximately zero in the prior year-to-date period, due to $0.3 million in capital expenditures, offset by a similar reduction in short term investments. The Company expects to acquire a total of approximately $1 million to $3 million of capital equipment by the end of fiscal 2001, consisting primarily of equipment needed for its wafer fabrication manufacturing facilities. Due to its offshore manufacturing initiative, the Company does not expect to require significant additions to its assembly facilities or equipment. Some of this equipment may be acquired under equipment financing facilities in the future.

     Net cash utilized in financing activities was $0.1 million in the current year-to-date period and cash generated from financing activities was $1.4 million in the prior year-to-date period. In the current year-to-date period, approximately $0.1 million was used to reduce capital lease obligations and capital equipment payables. In the prior year-to-date period, $1.7 million was raised in a net increase in borrowings and $0.1 million in sales of stock, offset by a $0.4 million reduction in capital equipment payables.

     As of the date of this report, the Company had approximately $2 million available in cash under the new credit arrangement based upon the borrowing base at that time. In addition, approximately $4 million may become available under the Revolving Credit facility if the Company's borrowing base were to increase sufficiently to support the increased borrowing. There can be no assurance that this will happen. The Company believes that cash generated from operations, if any, its cash balances, and the amounts available under its new credit facility will be sufficient to meet the Company's operating cash requirements through the fiscal year 2001. To the extent that these sources of funds are insufficient to meet the Company's capital or operating requirements, the Company may be required to raise additional funds. No assurance can be given that additional financing will be available or, if available, that it will be available on acceptable terms. Should that occur, there could be significant adverse impact on the Company's operations.

Forward-looking Statements

     This report and other presentations made by RF Monolithics, Inc. (RFM) contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such statements involve known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results expressed or implied by such statements. Although RFM believes that in making any such statements its expectations are based on reasonable assumptions, any such statement involves uncertainties and is qualified in its entirety by reference to the following important factors, among others, that could cause the actual results of RFM to differ materially from those statements: (i) timely development, acceptance and pricing of new products; (ii) timely implementation of manufacturing processes and transition to offshore manufacturing; (iii) ability to obtain production material and labor; (iv) the potential transition to value-added products; (v) the impact of competitive products and pricing; (vi) general industry trends; (vii) general economic conditions as they affect RFM's customers; and (viii) availability of required financing on favorable terms; and (ix) other factors disclosed in this report and the Form 10-K for the year ended August 31, 2000.

     Any forward-looking statement speaks only as of the date on which such statement was made, and the Company does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement was made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for the Company to predict all such factors, nor can it assess the impact of each such factor or the extent to which any factor or combination of factors may cause results to differ materially from those contained in any forward-looking statement.

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

ITEM 2.   CHANGES IN SECURITIES

On December 11, 2000, the Company approved the Second Amendment to the Rights Agreement (the "Second Amendment") between the Company and Fleet National Bank, f/k/a BankBoston, N.A., f/k/a The First National Bank of Boston, as Rights Agent. The Rights Agreement governs the terms of the preferred share purchase rights of the Company registered on Form 8-A and filed with the Securities and Exchange Commission on December 30, 1994. The Second Amendment provides a limited exemption for Orin Hirschman from the provisions in the Rights Agreement which become exercisable upon any person becoming a Beneficial Owner of 15% or more of the voting shares of the Company. The Second Amendment provides that Orin Hirschman may beneficially own up to 16.6% of the voting shares of the Company without resulting in the rights set forth in the Rights Agreement becoming exercisable.

ITEM 5.   OTHER INFORMATION

The information that is allowed to be reported under this item is found under
Part II, Item 2 of this Form 10-Q.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibits are filed as a part of this report:

               Exhibit                       Description
               -------                       -----------
          4.2                                Specimen Right Certificate (1)
          4.3                                Rights Agreement, dated as of
                                             December 20, 1994 between
                                             Registrant and The First National
                                             Bank of Boston, with exhibits (1)
          4.4                                First Amendment to Rights
                                             Agreement, dated as of August 14,
                                             1996 between Registrant and The
                                             First National Bank of Boston (2)
          4.5                                Second Amendment to Rights
                                             Agreement, dated as of December 11,
                                             2000 between Registrant and Fleet
                                             National Bank (3)

     (1) Previously filed as an exhibit to the Form 8-K filed December 29, 1994, and incorporated herein by reference.
     (2) Previously filed as an exhibit to the Form 8-K filed December 19, 1996, and incorporated herein by reference.

     (3)  Filed as an exhibit to this Form 10-K.

(b) The Company did not file any reports on Form 8-K during the quarter ended November 30, 2000.

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


                                   RF MONOLITHICS, INC.


Dated:  January 16, 2001           By:   /s/ David Kirk
                                        ------------------------------
                                        David Kirk
                                        CEO, President and Director



                                   By:   /s/ James P. Farley
                                        ------------------------------
                                        James P. Farley
                                        VP Finance, Controller

                               INDEX TO EXHIBITS

          Exhibit                       Description
          -------                       -----------
          4.2                           Specimen Right Certificate (1)

          4.3 Rights Agreement, dated as of December 20, 1994 between Registrant and The First National Bank of Boston, with exhibits (1)

          4.4 First Amendment to Rights Agreement, dated as of August 14, 1996 between Registrant and The First National Bank of Boston (2)

          4.5 Second Amendment to Rights Agreement, dated as of December 11, 2000 between Registrant and Fleet National Bank (3)

(1) Previously filed as an exhibit to the Form 8-K filed December 29, 1994, and incorporated herein by reference.

(2) Previously filed as an exhibit to the Form 8-K filed December 19, 1996, and incorporated herein by reference.

(3)  Filed as an exhibit to this Form 10-K.