Form 10-Q
period 2001-02-28
RF MONOLITHICS INC /DE/
filed 2001-04-16
CIK 922204

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                        ------------------------------


                                   FORM 10-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934


               For the Quarterly Period Ended February 28, 2001


                          Commission File No. 0-24414


                             RF Monolithics, Inc.

            (Exact name of registrant as specified in its charter)


                        ------------------------------

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

                    [X] Yes                        [ ]  No

As of March 31, 2001, 6,859,398 shares of the Registrant's Common Stock, $.001 par value, were outstanding.

                              RF MONOLITHICS, INC.

                                   FORM 10-Q

                        QUARTER ENDED FEBRUARY 28, 2001

                               TABLE OF CONTENTS

 Item
Number                                                                      Page
------                                                                      ----

            Part I.   Condensed CONSOLIDATED Financial Information

  1. Condensed Consolidated Financial Statements:
      Condensed Consolidated Balance Sheets
       February 28, 2001 (Unaudited), and August 31, 2000                     2

     Condensed Consolidated Statements of Operations - Unaudited
      Three Months Ended February 28, 2001 and February 29, 2000
      and Six Months Ended February 28, 2001 and February 29, 2000            3

     Condensed Consolidated Statements of Cash Flows - Unaudited
      Six Months Ended February 28, 2001 and February 29, 2000                4

     Notes to Condensed Consolidated Financial Statements                     5

  2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                      8

                         PART II.   OTHER INFORMATION

  1. Legal Proceedings

  2. Changes in Securities                                                   17

  3. Defaults Upon Senior Securities

  4. Submission of Matters to a Vote of Security Holders                     18

  5. Other Information

  6. Exhibits and Reports on Form 8-K                                        19

                                  SIGNATURES

                               INDEX TO EXHIBITS

             PART I. CONDENSED CONSOLIDATED FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RF MONOLITHICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
----------------------------------------------------------------------------------------------------------------
                                                                      February 28,                    August 31,
                                                                         2001                           2000
ASSETS                                                                (Unaudited)

CURRENT ASSETS:
   Cash and cash equivalents                                              $   584                        $   542
   Short-term investments                                                       -                          3,543
   Trade receivables - net                                                  8,601                          9,868
   Inventories                                                             12,205                         11,176
   Prepaid expenses and other                                               1,176                          1,111
   Income taxes receivable                                                      -                          1,342
   Deferred income tax benefits                                             1,020                            756
                                                                          -------                        -------

                 Total current assets                                      23,586                         28,338

PROPERTY AND EQUIPMENT - Net                                               20,119                         14,063

OTHER ASSETS - Net                                                          4,755                          3,366
                                                                          -------                        -------

TOTAL                                                                     $48,460                        $45,767
                                                                          =======                        =======

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt and line of credit                   $   735                        $ 6,928
   Accounts payable - trade                                                 5,421                          5,602
   Accounts payable - construction and equipment                              115                            469
   Accrued expenses and other liabilities                                   1,551                          2,314
                                                                          -------                        -------

                 Total current liabilities                                  7,822                         15,313

LONG-TERM DEBT                                                             10,707                             68

STOCKHOLDERS' EQUITY:
   Common stock:   6,861 and 6,208 shares issued                                7                              6
   Additional paid-in capital                                              32,205                         30,562
   Stock warrants                                                             800
   Treasury stock, 36 common shares                                          (227)                          (227)
   Retained earnings (deficit)                                             (2,478)                           474
   Unearned compensation                                                     (376)                          (359)
   Unrealized gain on short-term investments                                    -                            (70)
                                                                          -------                        -------

                 Total stockholders' equity                                29,931                         30,386
                                                                          -------                        -------

TOTAL                                                                     $48,460                        $45,767
                                                                          =======                        =======

See notes to condensed consolidated financial statements.

RF MONOLITHICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
(In Thousands, Except Per-Share Amounts)
---------------------------------------------------------------------------------------------------------------------------------
                                                                 Three Months Ended                      Six Months Ended
                                                                      February                                February
                                                          --------------------------------         ------------------------------
                                                              28, 2001            29, 2000             28, 2001          29, 2000

SALES                                                        $  11,981           $  12,186            $  24,162         $  21,515
COST OF SALES                                                   10,623              10,817               21,449            21,583
                                                             ---------           ---------            ---------         ---------
GROSS PROFIT                                                     1,358               1,369                2,713               (68)
OPERATING EXPENSES:
   Research and development                                      1,121               1,026                2,122             2,257
   Sales and marketing                                           1,538               1,501                2,955             2,997
   General and administrative                                      864                 705                1,573             1,970
                                                             ---------           ---------            ---------         ---------
                 Total operating expenses                        3,523               3,232                6,650             7,224
                                                             ---------           ---------            ---------         ---------
INCOME (LOSS) FROM OPERATIONS                                   (2,165)             (1,863)              (3,937)           (7,292)
OTHER INCOME (EXPENSE):
   Interest income                                                  12                  53                   68               108
   Interest expense                                               (332)               (198)                (613)             (373)
   Other expense                                                    (9)                 (5)                 (61)               (9)
                                                             ---------           ---------            ---------         ---------
                 Total                                            (329)               (150)                (606)             (274)
                                                             ---------           ---------            ---------         ---------
INCOME (LOSS) BEFORE INCOME TAX                                 (2,494)             (2,013)              (4,543)           (7,566)
INCOME TAX (BENEFIT) EXPENSE                                      (873)               (614)              (1,591)           (2,308)
                                                             ---------           ---------            ---------         ---------
NET (LOSS) INCOME                                            $  (1,621)          $  (1,399)           $  (2,952)        $  (5,258)
                                                             =========           =========            =========         =========
EARNINGS PER SHARE
   Basic                                                        $(0.24)             $(0.23)              $(0.45)           $(0.89)
                                                             =========           =========            =========         =========
   Diluted                                                      $(0.24)             $(0.23)              $(0.45)           $(0.89)
                                                             =========           =========            =========         =========
WEIGHTED AVERAGE COMMON
     SHARES OUTSTANDING:
   Basic                                                         6,834               5,983                6,521             5,939
                                                             =========           =========            =========         =========
   Diluted                                                       6,834               5,983                6,521             5,939
                                                             =========           =========            =========         =========
See notes to condensed consolidated financial statements.


RF MONOLITHICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(In Thousands)
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                    Six Months Ended
                                                                                                         February
                                                                                          --------------------------------------
                                                                                                 28, 2001               29, 2000
OPERATING ACTIVITIES:
   Net (loss) income                                                                            $  (2,952)             $  (5,258)
   Noncash items included in net (loss) income:
      Deferred taxes                                                                               (1,658)                (1,508)
      Depreciation and amortization                                                                 2,481                  2,393
      Provision for doubtful accounts                                                                   -                     46
      Amortization of unearned compensation                                                            91                     62
      Other                                                                                            42                      2
   Cash from (used in) operating working capital:
      Trade receivables                                                                             1,267                  2,075
      Inventories                                                                                  (1,029)                   862
      Prepaid expenses and other                                                                      (65)                   208
      Accounts payable - trade                                                                       (181)                   182
      Accrued expenses and other liabilities                                                         (763)                   (48)
      Income taxes payable/receivable                                                               1,342                   (249)
                                                                                                ---------              ---------
                  Net cash from (used in) operations                                               (1,425)                (1,233)
INVESTING ACTIVITIES:
   Increase in short-term investments                                                              (1,538)                (3,046)
   Decrease in short-term investments                                                               5,081                  4,057
   Acquisition of property and equipment                                                           (8,607)                  (513)
   Disposition of property and equipment                                                              133
   Decrease (increase) in other assets                                                                (30)                  (109)
                                                                                                ---------              ---------
                 Net cash from (used in) investing activities                                      (4,961)                   389
FINANCING ACTIVITIES:
   Repayments of term debt and line of credit                                                     (17,980)                  (505)
   Repayments of capital lease obligations                                                            (47)                  (286)
   Borrowings (repayments) of accounts payable - construction and equipment                          (354)                  (636)
   Borrowings of term debt and line of credit                                                      22,473                  2,298
   Common stock and warrants issued                                                                 1,995
   Common stock issued for options exercised                                                           57                    691
   Common stock issued under the Purchase Plan                                                        284                    160
                                                                                                ---------              ---------
                 Net cash from financing activities                                                 6,428                  1,722
                                                                                                ---------              ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                       42                    878
CASH AND CASH EQUIVALENTS:
   Beginning of period                                                                                542                    672
                                                                                                ---------              ---------
   End of period                                                                                $     584              $   1,550
                                                                                                =========              =========
SUPPLEMENTAL INFORMATION:
   Interest paid                                                                                $     401              $     373
                                                                                                =========              =========
   Income taxes paid (refunded)                                                                 $  (1,316)             $    (771)
                                                                                                =========              =========
See notes to condensed consolidated financial statements.

RF MONOLITHICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.   INTERIM FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, that in the opinion of the management of RF Monolithics, Inc. (the "Company" or "RFM") are necessary for a fair presentation of the Company's financial position as of February 28, 2001, and the results of operations and cash flows for the three and six months ended February 28, 2001 and February 29, 2000. These unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended August 31, 2000, filed with the Securities and Exchange Commission.

Operating results for the six months ended February 28, 2001, are not necessarily indicative of the results to be achieved for the full fiscal year ending August 31, 2001.

2.   INVENTORIES

Inventories consist of the following (in thousands):

                                                         Feb. 28,    Aug. 31,
                                                          2001        2000

     Raw materials and supplies                          $  6,518    $  6,362
     Work in process                                        3,705       2,631
     Finished goods                                         1,982       2,183
                                                         --------    --------
     Total                                               $ 12,205    $ 11,176
                                                         ========    ========

3.   PROPERTY AND EQUIPMENT

Property and equipment includes construction in progress of $981,000 at February 28, 2001, and $1,059,000 at August 31, 2000, which is composed of equipment and other assets not yet placed in service primarily related to increasing the capacity of the Company's manufacturing facilities.

4.   CREDIT FACILITIES

In December 2000, the Company entered into an agreement with a commercial bank for a new credit facility consisting of a $13.5 million revolving credit facility and a $3.0 million term note. Included in the revolving credit facility is an $8.0 million loan that is supported by the Export/Import bank (Exim bank). Both facilities terminate on December 31, 2003. The proceeds of $11.1 million from these new loans, the sale of approximately $3.6 million in short term investments and $1.2 million proceeds from an income tax refund were used to pay off approximately $6.9 million for the revolving credit facility that was in effect as of

November 30, 2000, and $8.8 million in obligations related to the equipment-collateralized operating lease facility that was also in effect as of November 30, 2000. As a result, the Company completely satisfied its obligations to its former bank and acquired approximately $8.3 million in capital assets that had formerly been utilized under operating leases. The amount of debt under the new agreement that the Company does not expect to pay off within the next twelve months has been classified as long term.

The structure of the new banking agreement ties amounts borrowed under the agreement to a borrowing base consisting of certain receivables, inventory, and fixed assets. Essentially all the assets of the Company, tangible and intangible, are pledged as collateral under both facilities. The term loan requires equal monthly payments of principal totaling $50,000 plus interest beginning January 2001. The interest rate for both facilities is 2% over prime rate. As part of the agreement, the bank was given a ten-year warrant to purchase 30,000 shares of the Company's common stock at $5.00 per share. This new credit facility contains financial covenants relating to various matters, including but not limited to, minimum net worth, year-to-date and monthly earnings, and limitations on changes in corporate structure, and restrictions on dividends and capital spending. In March of 2001, the Company amended the banking agreement in an effort to relax those covenants in return for a one-time fee of $80,000. Although the Company believes that it will be able to meet the amended covenants, there is no assurance that this will occur. Should there be a covenant violation without a waiver on favorable terms, there could be a significant adverse impact on the Company's operations. To move manufacturing equipment to support the offshore manufacturing initiative, it will be necessary to pay off the portion of the term note related to the equipment being moved. There is no assurance that this can be accomplished on favorable terms. Should that not occur, there could be a slowdown in the Company's plans to expand offshore production.

5.   CAPITAL STOCK

During the second quarter of the fiscal year, in accordance with the Company's 1999 Equity Incentive Plan the Company granted to certain employees and a consultant Non-qualified Stock Options to purchase 149,500 shares of common stock at an exercise price ranging between $3.8125 and $5.00, which was equal to the fair value of the common stock at the date of grant. Also, during the second quarter of the fiscal year, in accordance with the Company's 1997 Equity Incentive Plan, the Company granted to certain employees restricted stock for 26,000 shares of the Company's common stock and Incentive Stock Options to purchase a total of 10,000 shares of common stock. These grants were made at exercise prices of $3.875 and $5.00, respectively, which was equal to the fair value of the common stock at the date of grant. On January 2, 2001, in accordance with the Company's 1994 Stock Option Plan, non-employee directors were granted Non-qualified Stock Options to purchase a total of 18,000 shares of common stock at an exercise price of $4.875, which was equal to the fair value of the common stock at the date of grant.

During the second quarter of the fiscal year, the Company entered into an agreement to raise approximately $2,000,000 in cash by the sale of common stock and warrants to purchase common stock. The sale consisted of 533,332 units. Each unit was sold at a price of $3.75 and consisted of one share of common stock and a three-year warrant to purchase one share of common stock at $7.50. The warrants are valued at approximately $714,000 and are classified as Stock warrants in Stockholder Equity. The agreement called for certain restrictions on the sale or further acquisition of stock by the investors, as well as the right to require registration in the future. The proceeds of the sale of this stock will be used to support the operations of the Company.

6.   SALES REVENUE

The following table sets forth the components of the Company's sales and the percentage relationship of the components to sales by product area for the periods ended as indicated (in thousands, except percentage data):

                                        Three Months              Six Months       |      Three Months               Six Months
                                       Ended February           Ended February     |     Ended February            Ended February
                                   ---------------------    ---------------------  | ----------------------   ----------------------
                                    28, 2001    29, 2000     28, 2001    29, 2000  |  28, 2001    29, 2000     28, 2001    29, 2000
                                   ---------   ---------    ---------   ---------  | ----------  ----------   ----------  ----------
Low-power Product Group:                                                           |
 Low-power components              $   6,621   $   7,832    $  14,423   $  14,256  |       55 %        64 %         60 %        66 %
 Virtual Wire(R) radio products        2,422       2,194        4,755       3,719  |       20          18           20          17
                                   ---------   ---------    ---------   ---------  | --------    --------     --------    --------
   Subtotal                            9,043      10,026       19,178      17,975  |       75          82           80          83
                                   ---------   ---------    ---------   ---------  | --------    --------     --------    --------
Communications Products Group:                                                     |
 Frequency control modules               803         540        1,452       1,028  |        7           4            6           5
 Filters                               2,028       1,522        3,184       2,301  |       17          13           13          11
                                   ---------   ---------    ---------   ---------  | --------    --------     --------    --------
   Subtotal                            2,831       2,062        4,636       3,329  |       24          17           19          16
                                   ---------   ---------    ---------   ---------  | --------    --------     --------    --------
Total Product Sales                   11,874      12,088       23,814      21,304  |       99          99           99          99
Technology development sales             107          98          348         211  |        1           1            1           1
                                   ---------   ---------    ---------   ---------  | --------    --------     --------    --------
Total Sales                        $  11,981   $  12,186    $  24,162   $  21,515  |      100%       100 %        100 %       100 %
                                   =========   =========    =========   =========  | ========    ========     ========    ========


7.   DEFERRED TAX ASSET

The Company's deferred tax asset of approximately $5.2 million at February 28, 2001 is primarily due to the tax effect of unused net operating loss carryforwards ("NOL's"), tax credit carryforwards and tax effected net taxable deductions.

There is no reserve against this asset. As of February 28, 2001, the Company has NOL's of approximately $8.7 million for federal income tax purposes. While the Company believes it is likely that it will realize these carryforwards, there can be no assurance they will be available to such extent and be fully realized.

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

     The Company incurred a significant loss in the first quarter and second quarter of its fiscal year 2001. As a result, it does not expect to overcome these losses this year and anticipates reporting a loss for fiscal year 2001.

Results of Operations

     The following discussion relates to the financial statements of the Company for the three months and six months ended February 28, 2001 (current quarter and current year-to-date period), of the fiscal year ending August 31, 2001, in comparison to the three months and six months ended February 29, 2000 (comparable quarter of the prior year and prior year-to-date period). In addition, certain comparisons with the three months ended November 30, 2000 (previous quarter), are provided where management believes it is useful to the understanding of trends.

     The selected financial data for the periods presented may not be indicative of the Company's future financial condition or results of operations.

     The following table sets forth, for the three months and six months ended February 28, 2001 and February 29, 2000, (i) the percentage relationship of certain items from the Company's statements of operations to sales and (ii) the percentage change in these items between the current period and the comparable period of the prior year:


                                                Percentage of Total Sales                           Percentage Change From
                                   --------------------------------------------------------   --------------------------------------
                                      Three Months                      Six Months          |    Three Months         Six Months
                                      Ended February                 Ended February         |   Ended February      Ended February
                                   --------------------------   --------------------------- | -----------------    -----------------
                                     28, 2001       29, 2000      28, 2001       29, 2000   |    2000 to 2001         2000 to 2001
                                   ------------   -----------   -----------    ------------ | -----------------    -----------------
Sales                                     100 %         100 %         100 %           100 % |              (2)%                 12 %
Cost of sales                              89            89            89             100   |              (2)                  (1)
                                     --------      --------      --------        --------   | -----------------    -----------------
  Gross profit                             11            11            11               -   |              (1)               4,090
                                     --------      --------      --------        --------   | -----------------    -----------------
Research and development                    9             8             9              11   |               9                   (6)
Sales and marketing                        13            12            12              14   |               2                   (1)
General and administrative                  7             6             6               9   |              23                  (20)
                                     --------      --------      --------        --------   | -----------------    -----------------
  Total operating expenses                 29            26            27              34   |               9                   (8)
                                     --------      --------      --------        --------   | -----------------    -----------------
  Income (loss) from operations           (18)          (15)          (16)            (34)  |              16                  (46)
Other income (expense), net                (3)           (1)           (3)             (1)  |             119                  121
                                     --------      --------      --------        --------   | -----------------    -----------------
Income (loss) before income taxes         (21)          (16)          (19)            (35)  |              24                  (40)
Income tax (benefit)expense                (7)           (5)           (7)            (11)  |              42                  (31)
                                     --------      --------      --------        --------   | -----------------    -----------------
  Net (loss)income                        (14)%         (11)%         (12)%           (24)% |              16 %                (44)%
                                     ========      ========      ========        ========   | =================    =================

Sales

     The following table sets forth the components of the Company's sales and the percentage relationship of the components to sales by product area for the periods ended as indicated (in thousands, except percentage data):

                                                        Amounts                                           % of Total
                                   -----------------------------------------------   -----------------------------------------------
                                        Three Months               Six Months             Three Months                 Six Months
                                       Ended February            Ended February          Ended February              Ended February
                                   -----------------------------------------------   ----------------------------------------------
                                    28, 2001     29, 2000     28, 2001    29, 2000 |  28, 2001   29, 2000     28, 2001   29, 2000
                                   ----------------------------------------------- | ----------------------------------------------
Low-power Product Group:                                                           |
  Low-power components             $   6,621   $   7,832    $  14,423   $  14,256  |      55 %       64 %         60 %       66 %
  Virtual Wire(R) radio products       2,422       2,194        4,755       3,719  |      20         18           20         17
                                   ---------   ---------    ---------   ---------  | ---------  ---------    ---------  ---------
     Subtotal                          9,043      10,026       19,178      17,975  |      75         82           80         83
                                   ---------   ---------    ---------   ---------  | ---------  ---------    ---------  ---------
Communications Products Group:                                                     |
  Frequency control modules              803         540        1,452       1,028  |       7          4            6          5
  Filters                              2,028       1,522        3,184       2,301  |      17         13           13         11
                                   ---------   ---------    ---------   ---------  | ---------  ---------    ---------  ---------
     Subtotal                          2,831       2,062        4,636       3,329  |      24         17           19         16
                                   ---------   ---------    ---------   ---------  | ---------  ---------    ---------  ---------
Total Product Sales                   11,874      12,088       23,814      21,304  |      99         99           99         99
Technology development sales             107          98          348         211  |       1          1            1          1
                                   ---------   ---------    ---------   ---------  | ---------  ---------    ---------  ---------
Total Sales                        $  11,981   $  12,186    $  24,162   $  21,515  |     100 %      100 %        100 %      100 %
                                   =========   =========    =========   =========  | =========  =========    =========  =========

     Total sales decreased 2% in the current quarter compared to the comparable quarter of the prior year and the previous quarter. The decrease was primarily due to a reduction in the number of units sold for Low-

Power Components. The reduction in number of units sold was due to a temporary reduction in manufacturing capacity that resulted from the need to transition equipment and wafer fabrication capacity to support offshore production. Offsetting the decrease in Low-Power Components were increases in sales over the comparable quarter of the prior year and the previous quarter for all other product lines. These increases were due to an increase in the number of units sold for newer products that the Company had been introducing into the market for some time. The Company plans to continue to increase sales of new products in future periods, although success in doing this is not certain.

     Sales for the current year-to-date period increased 12% over the prior comparable year-to-date period. The increase was primarily due to a management decision in the prior year's first quarter to limit special promotions to obtain turns business because of the potential impact such promotions have on long-term gross margins. This resulted in a substantial increase in the number of units shipped for each of the Company's product lines.

     Low-Power Component sales in the current quarter declined 16% from the comparable quarter of the prior year and 15% from the previous quarter. The decrease was primarily due to a reduction in the number of units sold resulting from a temporary reduction in manufacturing capacity. This reduction in manufacturing capacity largely resulted from a management decision to transition equipment and wafer fabrication capacity away from domestic capacity to support a build up in production capacity for offshore production. In addition, there were some continuing labor shortages that limited production in the quarter. The company reached full staffing levels in the last month of the quarter. Late in the quarter, production rates for Low-Power Components returned to historical levels, so the temporary reduction in manufacturing capacity for Low-Power Component products is not anticipated in future periods. The Company believes it has the opportunity to increase its Low-Power Component sales to historical levels, although there is no assurance that this will happen. Average selling prices for these products remained stable, although there is no assurance that this will continue in this competitive market. As a result, sales for Low-Power Components may not increase or return to the levels they had been in previous periods.

     Virtual Wire(R) Short-range Radio products sales in the current quarter increased 10% in comparison to the comparable quarter of the prior year and 4% from the previous quarter. This was primarily attributable to an increased number of units sold for those products. Approximately one third of the sales were for first generation products and the rest were second generation products. The Company has devoted significant capital, technical, sales and marketing resources to the Virtual Wire(R) Short-range Radio products, and has experienced increased orders for these products in recent quarters. The current Company focus is to ramp its capacity to produce these products. The Company could have had significantly larger sales if all potential customer orders, for the quarter, had been shipped. The Company is attempting to build domestic capacity via process improvements and conversion of capacity to new products as production of other products is reduced or moved offshore. There is no assurance that the Company will be able to put in place all the capacity required to meet customer demand for these products, or that the customer demand for these products will continue.

     Sales of Filter products in the current quarter increased 33% from the comparable quarter of the prior year and 75% from the previous quarter due to an increased number of units shipped. The increased number of units shipped included substantial shipments to a new telecom customer. The unusually large increase from the previous quarter resulted from relatively low shipments in the first quarter that resulted from delayed shipments from an offshore assembler. The offshore filter assembler caught up to customer demand in the second quarter. The Company is working very closely with its offshore partners, but there is no assurance that sufficient offshore production capacity will be available to meet customer demand. The Company has devoted significant resources to developing and supporting the growth of its Filter products. The product development and introduction cycle for Filter products takes six to eighteen months to complete.

As a result, it is difficult to predict when, or if, this strategy to focus on Filter products will have a significant impact on the Company's sales.

     Sales of Frequency Control products in the current quarter increased 49% from the comparable quarter of the previous year and 24% from the previous quarter primarily due to an increased number of units sold. Sales were particularly strong for clock oscillator products to high-end computer customers. Sales of the Company's new optical timing products continued, but were at somewhat lower levels as customers wait for the surface mount version to be available. The Company believes its new line of optical timing products will provide a significant sales opportunity, particularly after a surface mount version is introduced later in the year. The timing and impact of these new products is too uncertain to assure that increased sales will result.

     The Company's top five customers accounted for 35%, 36% and 33% of the Company's sales in the current quarter, the comparable quarter of the prior year and the previous quarter, respectively. Distribution related customers accounted for 20%, 26% and 23% of the Company's total sales in the current quarter, the comparable quarter of the prior year and the previous quarter, respectively. One single customer accounted for 10% or more of sales for the current quarter and comparable quarter of the prior year and the previous quarter. The company's sales strategy is to seek diversification in its customer base, and believes that diversification is the reason that new order levels have not declined significantly in recent quarters. However, due to the very competitive nature of the markets in which it competes, the Company is not certain it will be able to continue to achieve this diversification.

     International sales were 51%, 67% and 50% of the Company's sales during the current quarter, the comparable quarter of the prior year and the previous quarter, respectively. The Company believes that the decrease in the portion of sales from international sources in the current quarter compared to the prior year is due to a shift in specific customer delivery patterns, rather than any known geographic shift in it's markets. The Company considers all product sales with a delivery destination outside of North America to be international sales. These sales are denominated primarily in U.S. currency. The Company intends to continue its focus on international sales in the future and expects that international sales will continue to represent a significant portion of its business. However, international sales are subject to fluctuations as a result of local economic conditions and competition. Therefore, the Company cannot predict whether it will continue to derive a significant portion of its business from international sales.

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

Gross Profit

     The current quarter gross margin of 11.3% increased from 11.2% in the comparable quarter of the prior year and 11.1% gross margin in the previous quarter. The current quarter was favorably impacted by a change in mix towards relatively more profitable communications product sales and a decrease in first generation Virtual Wire(R) products, as well as continuing improvement in yields. However, the quarter was negatively impacted by approximately $400,000 (or 3.3% of sales) in additional overhead expenses incurred to support the transition of selected assembly operations offshore and incremental overtime and training expenses incurred at Dallas facilities to offset capacity lost due to transfer of resources and materials offshore.

     The current year-to-date gross margin was 11.2 %, which is a significant increase from the negative gross margin of .3% last year. The increase from the comparable quarter of the prior year was primarily due to the fact that gross margins were a negative 15.4% in last year's first quarter due to very low sales, special charges and very low yields and productivity in that period. Current year costs are more in line with historic costs per unit.

     For more than a year, the Company has been working on a recovery plan intended to bring the Company back to profitability. A primary element of that plan includes programs intended to improve gross margins. A number of these programs are directed at increasing manufacturing capacity to take advantage of sales bookings that have significantly exceeded actual sales shipments for the past year. The programs also included a recruiting campaign to fully staff the Dallas facilities, which was completed late in the quarter. Another program involved working with offshore partners to ramp up their production. This has started to have an impact as 13% of current quarter sales were for products that were assembled offshore. The Company expects that offshore production will increase to approximately 20% and 30% of total sales in the next two quarters, respectively. The combination of increased Dallas and offshore manufacturing capability is expected to significantly increase manufacturing capacity, although there can be no certainty that this will be achieved. If significantly increased manufacturing capacity results in significantly greater sales, this would not only result in additional gross margin at the same gross margin rate, it would increase the gross margin rate itself. This is because the Company incurs a large amount of fixed manufacturing cost that could be spread over additional units, reducing cost per unit.

     The Company believes a successful offshore manufacturing program could result in a material reduction in manufacturing costs. The Company plans to phase in the transition of products over several quarters to insure uninterrupted product delivery to customers. In the short term, the Company is incurring additional costs as mentioned above, but those costs are expected to diminish as the transition progresses. As a result, the full benefit of the offshore program is not expected until fiscal year 2002. Given the complexities of the manufacturing processes involved, there can be no assurance that the offshore program will be successful.

     Other programs of the recovery plan have been implemented to improve gross margins. A focused program to improve yields and productivity within the existing facilities by implementing process improvements has been in place for some time and the Company has experienced improvements in its high volume assembly lines. Management intends to continue this focus on improved operations, although there can be no assurance these efforts will result in lower per unit costs. The Company's sales and marketing strategy has been to introduce new communications and second generation Virtual Wire(R) products that are intended to have better gross margins than older products due to what the Company believes are the technical advantages these products offer to customers. In additional, less profitable first generation Virtual Wire(R) products are no longer being marketed. In future periods, the impact of this product strategy is expected to be a gradual improvement in gross margins resulting from the changes in product mix. There is, however, no certainty that this will take place. In future quarters, costs related to certain manufacturing equipment will be reduced $150,000 to $200,000 per quarter as a result of the refinancing of some manufacturing equipment that occurred in the second quarter of fiscal year 2001.

     The recovery plan that the Company has implemented is intended to significantly increase gross margins in future periods. However, there are many elements to the recovery plan that need to be accomplished for it to be successful. It is uncertain when, if ever, the recovery plan will be successful.

     The Company has in the past experienced sudden increases in demand, which have put pressure on its manufacturing facilities to increase capacity to meet this demand. In addition, new products sometimes require different manufacturing processes than the Company currently possesses. The Company has devoted the bulk of its capital expenditures over the past few years to increase capacity and improve its manufacturing processes. It has also devoted significant resources to developing offshore manufacturing partnerships to increase the manufacturing capacity. The Company may not be able to continue to increase its manufacturing capacity and improve its manufacturing processes in a timely manner so as to take advantage of any increased market demand. Failure to do this would result in a loss of potential sales in the periods impacted.

Research and Development

     Research and development expenses in the current quarter increased approximately $100,000, or 9%, from the comparable quarter of the prior year, primarily due to increased personnel costs. The Company believes that the continued development of its technology and new products is essential to its success and is committed to continue to devote significant resources to research and development. The Company expects that research and development expenses may increase or stay approximately the same in absolute dollars in future periods.

Sales and Marketing

     Current quarter sales and marketing expenses were approximately the same as last year's comparable quarter. The Company expects to incur higher sales and marketing expenses in absolute dollars in future periods, particularly for sales commission expenses, as it continues to expand its sales and marketing efforts.

General and Administrative

     General and administrative expenses for the current quarter increased approximately $160,000, or 23%, from the prior comparable period. This increase mainly resulted from increased expenses related to a 401(k) matching program and expenses related to various employee stock programs offered in lieu of annual cash compensation adjustments. Year-to-date expenses were approximately $400,000 lower than last year resulting from approximately $600,000 in severance costs related to work force reductions that occurred in the prior year that did not recur in the current year. The Company expects general and administrative may increase or stay approximately the same in absolute dollars in future periods.

Loss from Operations

     Loss from operations was $2.2 million, or 18% of total sales in the current quarter, compared to loss from operations of $1.9 million or 15% of sales in the comparable quarter of the prior year, primarily resulting from increased operating expenses. Year-to-date loss from operations was $3.9 million, an improvement from a loss of $7.3 million in the prior year-to-date period. The improvement in loss from operations results from both an increase in gross margin and a reduction in operating expenses.

Other Income (Expense)

     Total other expenses were $329,000 in the current quarter, compared to $150,000 for the comparable quarter of the prior year. The increase in total other expenses primarily results from decreased interest income on investments and increased interest expenses as a result of increased borrowings, particularly after the refinancing that occurred in the current quarter. As a result, total other expenses are expected to increase or stay approximately the same in absolute dollars in future periods, depending on borrowing levels. This increased expense is mostly offset by a reduction in manufacturing expense, as mentioned above.

Income Tax Benefit

     The Company's income tax benefit was $873,000 in the current quarter, compared to income tax benefit of $614,000 in the comparable quarter of the prior year, reflecting the comparable loss before income taxes for the respective periods. The company's effective tax benefit rate was approximately 35% in the current quarter, compared to approximately 31% in the prior year reflecting decreased impact from a Foreign Sales Corporation.

Net Loss

     The net loss was $1.6 million, or $.24 per diluted share, in the current quarter, compared to net loss of $1.4 million, or $.23 per diluted share, for the comparable quarter of the prior year, reflecting increased operating expenses and increased non-operating expenses. The current year-to-date net loss was $3.0 million, compared to a loss of $5.3 million in the comparable year-to-date period, primarily as a result of increased gross margin and reduced operating expenses. As a result of losses in the first two quarters, the Company does not expect to overcome this and anticipates it will report a loss for fiscal year 2001.


Financial Condition

New Financing Arrangements

     In December 2000, the Company entered into an agreement with a commercial bank for a new credit facility consisting of a $13.5 million revolving credit facility and a $3.0 million term note. Included in the revolving credit facility is an $8.0 million loan that is supported by the Export/Import bank (Exim bank). Both facilities terminate on December 31, 2003. The proceeds of $11.1 million from of these new loans, the sale of approximately $3.6 million in short term investments and $1.2 million proceeds from an income tax refund were used to pay off approximately $6.9 million for the revolving credit facility and $8.8 million in obligations related to the equipment-collateralized operating lease facility that were in effect as of November 30, 2000. As a result, the Company completely satisfied its obligations to its former bank and acquired approximately $8.3 million in capital assets that had formerly been utilized under operating leases.

     The structure of the new banking agreement ties amounts borrowed under the agreement to a borrowing base consisting of certain receivables, inventory, and fixed assets. Essentially all the assets of the Company, tangible and intangible, are pledged as collateral under both facilities. The term loan requires equal monthly payments of principal totaling $50,000 plus interest beginning January 2001. The interest rate for both facilities is 2% over prime rate. As part of the agreement, the bank was given a ten-year warrant to purchase 30,000 shares of the Company's common stock at $5.00 per share. This new credit facility contains financial covenants relating to various matters, including but not limited to, minimum net worth, year-to-date and monthly earnings, and limitations on changes in corporate structure, and restrictions on dividends and capital spending. In March of 2001, the Company amended the banking agreement in an effort to relax those covenants in return for a one-time fee of $80,000. Although the Company believes that it will be able to meet the covenants, there is no assurance that this will occur. Should there be a covenant violation without a waiver on favorable terms, there could be a significant adverse impact on the Company's operations. To move manufacturing equipment to support the offshore manufacturing initiative, it will be necessary to pay off the portion of the term note related to the equipment being moved. There is no assurance that this can be accomplished on favorable terms. Should that not occur, there could be a slowdown in the Company's plans to expand offshore production.

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

Cash Flows

     Liquidity at February 28, 2001, consisted of approximately $0.6 million of cash. Net cash utilized in operating activities was $1.4 million for the current year-to-date period, compared to $1.2 million for the prior year-to-date period. In the current year-to-date period, a $3.0 million loss was offset by $1.0 million in net non-cash items such as depreciation and $0.6 million net reduction in various working capital accounts. The reduction of working capital was largely due to collection of various categories of receivables, including a $1.3 million income tax refund, which was used in the refinancing that was done in the current quarter. Inventory did increase $1.2 million in the current quarter, due to the fact that it was necessary to stock additional inventory of raw material and work-in-process to support the transition to offshore assembly. When the transition is completed, the Company anticipates that this transition inventory increase will no longer be necessary, and in fact inventory may decrease to the extent that the offshore partners take over the purchasing and stocking of raw material inventory. In the prior year-to-date period, a $5.2 million loss was partially offset by $1.0 million in net non-cash items such as depreciation and $3.0 million net reduction in various working capital accounts. The reduction in working capital was particularly large in the prior year, because of the Company's effort to spread sales more evenly through a quarter, reducing the ending accounts receivables $2.1 million as a result. The Company's internal plan is to maintain a nearly breakeven cash flow from operations for fiscal year 2001. There can be no assurance that this will be achieved.

     Cash used in investing activities was $5.0 million for the current year-to-date period, as compared to $0.4 million of cash generated from investing activities for the prior year-to-date period. The current year-to-date investing cash usage was primarily $8.6 million for capital expenditures, which consisted of $8.3 million that had formerly been leased and $0.3 million of new items. This was partially financed by the net sale of $3.5 million in short-term investments. The prior year investment cash generated consisted primarily of a net sale of short-term investments of $1.0 million offset by $0.5 million in capital spending. The Company expects to acquire a total of approximately $1.0 million to $2.0 million of capital equipment by the end of fiscal 2001, consisting primarily of equipment needed for its wafer fabrication manufacturing facilities. Due to its offshore manufacturing initiative, the Company does not expect to require significant additions to its assembly facilities or equipment. Some of this equipment may be acquired under equipment financing facilities.

     Net cash generated from financing activities was $6.4 million in the current year-to-date period, compared to $1.7 million in the prior year-to-date period. In the current year-to-date period, $4.1 million was generated from net borrowings, of which $3.0 million related to a $3.0 million term note and $2.3 million was generated from the sale of stock, of which $2.0 million was related to a private placement in the current quarter. In the prior year-to-date period, $0.9 million was generated from a net increase in borrowings and $0.8 million in sales of stock, offset by a $0.4 million reduction in capital equipment payables.

     As of the date of this report, the Company had approximately $0.8 million available in cash under the new credit arrangement based upon the borrowing base at that time. In addition, approximately $4.0 million may become available under the Revolving Credit facility if the Company's borrowing base were to increase sufficiently to support the increased borrowing. There can be no assurance that this will happen. The Company believes that cash generated from operations, if any, its cash balances, and the amounts available under its new credit facility will be sufficient to meet the Company's operating cash requirements through the calendar year 2001. To the extent that these sources of funds are insufficient to meet the Company's capital or operating requirements, the Company may be required to raise additional funds. No assurance can be given that additional financing will be available or, if available, that it will be available on acceptable terms. Should that occur, there could be significant adverse impact on the Company's operations.

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

                          PART II.  OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES

In December 2000, the Company raised approximately $2.0 million dollars in cash by the sale of common stock and warrants to purchase common stock in a private placement. The sale consisted of 533,332 units. Each unit was sold at a price of $3.75 and consisted of one share of common stock and a three-year warrant to purchase one share of common stock at $7.50. The units were sold to the following individuals on the following dates:

                                                                    Warrant
                                               No. of Shares    Exercisable for         Total
          Purchaser                Date          of Stock        Common Stock       Consideration
          ---------                ----          --------        ------------       -------------
Orin Hirschman                     12/13/00         379,336           379,336       $1,422,510.00
Hershel P. Berkowitz               12/13/00          26,666            26,666       $   99,997.50
Anthony Alamura                    12/12/00           1,333             1,333       $    4,998.75
James Kardon                       12/12/00           2,666             2,666       $    9,997.50
Anne Grossman                      12/11/00           8,000             8,000       $   30,000.00
Paulette Papilsky                  12/12/00           5,333             5,333       $   19,998.75
Bond Family Trust                  12/12/00          26,666            26,666       $   99,997.50
Dean C. Campbell                   12/11/00          30,000            30,000       $  112,500.00
 Living Trust
Blake Downing                      12/13/00          26,666            26,666       $   99,997.50
James R. Berdell Roth IRA          12/12/00          26,666            26,666       $   99,997.50


The offers and sales to such purchasers were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D thereunder. All investors were accredited investors pursuant to Regulation D. The proceeds from of the sale of the units are being used to support the operations of the Company.

In connection with the above-referenced private offering, the Company approved the Second Amendment to the Rights Agreement (the "Second Amendment") between the Company and Fleet National Bank, f/k/a BankBoston, N.A., f/k/a The First National Bank of Boston, as Rights Agent. The Rights Agreement governs the terms of the preferred share purchase rights of the Company registered on Form 8-A and filed with the Securities and Exchange Commission on December 30, 1994. The Second Amendment provides a limited exemption for Orin Hirschman from the provisions in the Rights Agreement which become exercisable upon any person becoming a Beneficial Owner of 15% or more of the voting shares of the Company. The Second Amendment provides that Orin Hirschman may beneficially own up to 16.6% of the voting shares of the Company without resulting in the rights set forth in the Rights Agreement becoming exercisable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY

Pursuant to the Annual Meeting of Stockholders of RF Monolithics held on January 24, 2001, the following actions were taken:

1. The stockholders elected the following individuals as directors until the next annual meeting of stockholders or until their successors are duly elected and have qualified. The action was taken as evidenced by the following vote totals and percentages for each nominee of the Company's then outstanding stock:

     David M. Kirk:
          For                           5,107,707      82%
          Against                         386,036       6%

     Michael R. Bernique
          For                           5,105,875      82%
          Against                         387,868       6%

     Cornelius C. Bond, Jr.
          For                           5,102,465      82%
          Against                         391,278       6%

     Dean C. Campbell
          For                           5,103,009      82%
          Against                         390,734       6%

     Francis J. Hughes, Jr.
          For                           5,105,575      82%
          Against                         388,168       6%

     These five individuals constitute the entire board of directors serving at this time.

2. The stockholders approved an amendment to the Company's 1997 Equity Incentive Plan, to increase the aggregate number of shares of Common Stock authorized for issuance under the plan by 200,000 (from 1,375,000 shares to 1,575,000 shares). The action was approved by the following vote totals and percentages of the Company's then outstanding stock:

          For                           1,633,778      26%
          Against                         989,516      16%
          Abstain                          24,627       0%
          Broker Non-Votes              2,845,823      46%

3. The stockholders ratified the selection of Deloitte & Touche LLP as the Company's independent auditors for the fiscal year ending August 31, 2001. The action was approved by the following vote totals and percentages of the Company's then outstanding stock:

          For                           5,472,591      88%
          Against                           6,028       0%
          Abstain                          15,124       0%

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The Company hereby incorporates by reference all exhibits filed in connection with Form 10-K for the year ended August 31, 2000.

(b)  Exhibits included:

       Exhibit           Description
       -------           -----------

       4.6 Form of Unit Subscription Agreement for Common Stock and Warrants between the Registrant and certain investors dated December 11, 2000.
       4.7 Form of Common Stock Purchase Warrant between Registrant and certain investors.
       4.8 Form of Registration Rights Agreement between Registrant and certain investors dated December 11, 2000.
       10.42 Credit and Security Agreement between Registrant and Wells Fargo Business Credit, Inc. dated as of December 8, 2000.
       10.43 Revolving Note between Registrant and Wells Fargo Business Credit, Inc. dated as of December 8, 2000.
       10.44 Term Note between Registrant and Wells Fargo Business Credit, Inc. dated as of December 8, 2000.
       10.45 Registration Rights Agreement between Registrant and Wells Fargo Business Credit, Inc. dated as of December 8, 2000.
       10.46 Warrant Agreement between Registrant and Wells Fargo Business Credit, Inc. dated as of December 8, 2000.
       10.47     Credit Agreement between Registrant and Wells Fargo Bank
                 Minnesota, N.A. dated as of December 8, 2000.
       10.48     Revolving Note between Registrant and Wells Fargo Bank
                 Minnesota, N.A. dated as of December 8, 2000.
       10.49     Export-Import Bank of the United States Working Capital
                 Guarantee Program Borrower's Agreement dated as December 8,
                 2000.
       10.50 Promissory Note, dated January 29, 2001, in the principle amount of $41,768.74, executed and delivered by RF Monolithics, Inc. to David T. Somerville.

(c.) The Company did not file any reports on Form 8-K during the quarter ended
     February 28, 2001.


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


                                   RF MONOLITHICS, INC.


Dated:  April 16, 2001             By:        /s/ David Kirk
                                        ------------------------------
                                        David Kirk
                                        CEO, President and Director



                                   By:        /s/ James P. Farley
                                        ------------------------------
                                        James P. Farley
                                        VP Finance, Controller

                               INDEX TO EXHIBITS

          Exhibit             Description
          -------             -----------

          4.6 Form of Unit Subscription Agreement for Common Stock and Warrants between the Registrant and certain investors dated December 11, 2000. (1)
          4.7 Form of Common Stock Purchase Warrant between Registrant and certain investors. (1)
          4.8 Form of Registration Rights Agreement between Registrant and certain investors dated December 11, 2000. (1)
          10.42 Credit and Security Agreement between Registrant and Wells Fargo Business Credit, Inc. dated as of December 8, 2000.
                    (1)
          10.43 Revolving Note between Registrant and Wells Fargo Business Credit, Inc. dated as of December 8, 2000. (1)
          10.44 Term Note between Registrant and Wells Fargo Business Credit, Inc. dated as of December 8, 2000. (1)
          10.45 Registration Rights Agreement between Registrant and Wells Fargo Business Credit, Inc. dated as of December 8, 2000.
                    (1)
          10.46 Warrant Agreement between Registrant and Wells Fargo Business Credit, Inc. dated as of December 8, 2000. (1)
          10.47 Credit Agreement between Registrant and Wells Fargo Bank Minnesota, N.A. dated as of December 8, 2000. (1)
          10.48 Revolving Note between Registrant and Wells Fargo Bank Minnesota, N.A. dated as of December 8, 2000. (1)
          10.49 Export-Import Bank of the United States Working Capital Guarantee Program Borrower's Agreement dated as December 8, 2000. (1)
          10.50 Promissory Note, dated January 29, 2001, in the principle amount of $41,768.74, executed and delivered by RF Monolithics, Inc. to David T. Somerville.(1)

(1)  Filed as an exhibit to this Form 10-Q.