Form 10-Q
period 2001-05-31
RF MONOLITHICS INC /DE/
filed 2001-07-13
CIK 922204

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                          __________________________



                                   FORM 10-Q

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934



                  For the Quarterly Period Ended May 31, 2001



                          Commission File No. 0-24414



                             RF Monolithics, Inc.

            (Exact name of registrant as specified in its charter)



                          __________________________


                    Delaware                                75-1638027
        (State or other jurisdiction of                  (I.R.S. Employer
        incorporation of organization)                    Identification)

            4347 Sigma Road, Dallas, Texas                     75244
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

                               [X] Yes   [_] No

As of June 30, 2001, 6,914,829 shares of the Registrant's Common Stock, $.001 par value, were outstanding.

                             RF MONOLITHICS, INC.

                                   FORM 10-Q

                          QUARTER ENDED MAY 31, 2001

                               TABLE OF CONTENTS

 Item
Number                                                                      Page
------                                                                      ----
             PART I. CONDENSED CONSOLIDATED FINANCIAL INFORMATION

  1.     Condensed Consolidated Financial Statements:
          Condensed Consolidated Balance Sheets
           May 31, 2001 (Unaudited), and August 31, 2000                      2

          Condensed Consolidated Statements of Operations - Unaudited
           Three Months Ended May 31, 2001 and 2000
           and Nine Months Ended May 31, 2001 and 2000                        3

          Condensed Consolidated Statements of Cash Flows - Unaudited
           Nine Months Ended May 31, 2001 and 2000                            4

          Notes to Condensed Consolidated Financial Statements                5

  2.     Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                  8

                          PART II. OTHER INFORMATION

  5.     Other Information                                                   17

  6.     Exhibits and Reports on Form 8-K                                    17

                                  SIGNATURES

                               INDEX TO EXHIBITS

             PART I. CONDENSED CONSOLIDATED FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RF MONOLITHICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
--------------------------------------------------------------------------------

                                                           May 31,   August 31,
ASSETS                                                      2001        2000
                                                         (Unaudited)

CURRENT ASSETS:
   Cash and cash equivalents                               $    196    $    542
   Short-term investments                                         -       3,543
   Trade receivables - net                                   10,914       9,868
   Inventories                                               13,627      11,176
   Prepaid expenses and other                                 1,002       1,111
   Income taxes receivable                                        -       1,342
   Deferred tax benefits                                      1,064         756
                                                           --------    --------

                 Total current assets                        26,803      28,338

PROPERTY AND EQUIPMENT - Net                                 19,138      14,063

OTHER ASSETS - Net                                            5,086       3,366
                                                           --------    --------

TOTAL                                                      $ 51,027    $ 45,767
                                                           ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt and line of credit    $  2,435    $  6,928
   Accounts payable - trade                                   5,767       5,602
   Accounts payable - construction and equipment                292         469
   Accrued expenses and other liabilities                     1,985       2,314
                                                           --------    --------

                 Total current liabilities                   10,479      15,313

LONG-TERM DEBT                                               11,090          68

STOCKHOLDERS' EQUITY:
   Common stock: 6,852 and 6,208 shares issued                    7           6
   Additional paid-in capital                                32,137      30,562
   Stock warrants                                               800
   Treasury stock, 36 common shares                            (227)       (227)
   Retained earnings (deficit)                               (3,012)        474
   Unearned compensation                                       (247)       (359)
   Accumulated other comprehensive loss                           -         (70)
                                                           --------    --------

                 Total stockholders' equity                  29,458      30,386
                                                           --------    --------

TOTAL                                                      $ 51,027    $ 45,767
                                                           ========    ========

See notes to condensed consolidated financial statements.

RF MONOLITHICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
(In Thousands, Except Per-Share Amounts)
----------------------------------------------------------------------------------------------------------------------

                                                              Three Months Ended                 Nine Months Ended
                                                                    May 31                            May 31
                                                           -------------------------         -------------------------
                                                             2001             2000             2001             2000
SALES                                                      $ 15,094         $ 12,697         $ 39,256         $ 34,212

COST OF SALES                                                12,279           10,642           33,728           32,225
                                                           --------         --------         --------         --------

GROSS PROFIT                                                  2,815            2,055            5,528            1,987

OPERATING EXPENSES:
   Research and development                                     886            1,263            3,008            3,520
   Sales and marketing                                        1,508            1,493            4,463            4,490
   General and administrative                                   844              746            2,417            2,716
                                                           --------         --------         --------         --------
                 Total operating expenses                     3,238            3,502            9,888           10,726
                                                           --------         --------         --------         --------

INCOME (LOSS) FROM OPERATIONS                                  (423)          (1,447)          (4,360)          (8,739)

OTHER INCOME (EXPENSE):
   Interest income                                                5               65               73              173
   Interest expense                                            (424)            (228)          (1,037)            (601)
   Other expense                                                 20                9              (41)               -
                                                           ========         ========        =========        =========
                 Total                                         (399)            (154)          (1,005)            (428)
                                                           --------         --------         --------         --------

INCOME (LOSS) BEFORE INCOME TAXES                              (822)          (1,601)          (5,365)          (9,167)

INCOME TAX (BENEFIT) EXPENSE                                   (288)            (488)          (1,879)          (2,796)
                                                           ========         ========         ========         ========

NET INCOME (LOSS)                                          $   (534)        $ (1,113)        $ (3,486)        $ (6,371)
                                                           ========         ========         ========         ========

EARNINGS PER SHARE

   Basic                                                   $  (0.08)        $  (0.18)        $  (0.53)        $  (1.06)
                                                           ========         ========         ========         ========

   Diluted                                                 $  (0.08)        $  (0.18)        $  (0.53)        $  (1.06)
                                                           ========         ========         ========         ========
WEIGHTED AVERAGE COMMON
     SHARES OUTSTANDING:

   Basic                                                      6,857            6,116            6,633            5,998
                                                           ========         ========         ========         ========

   Diluted                                                    6,857            6,116            6,633            5,998
                                                           ========         ========         ========         ========

See notes to condensed consolidated financial statements.

RF MONOLITHICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(In Thousands)
-----------------------------------------------------------------------------------------------------------------
                                                                                           Nine Months Ended
                                                                                                May 31
                                                                                      ---------------------------
                                                                                         2001             2000
OPERATING ACTIVITIES:
   Net income (loss)                                                                  $  (3,486)       $  (6,371)
   Noncash items included in net income (loss):
      Deferred taxes                                                                     (1,989)          (2,257)
      Depreciation and amortization                                                       3,931            3,788
      Provision for doubtful accounts                                                         -               46
      Amortization of unearned compensation                                                 115               95
      Other                                                                                 (38)               7
   Cash from (used in) operating working capital:
      Trade receivables                                                                  (1,046)           1,760
      Inventories                                                                        (2,451)             673
      Prepaid expenses and other                                                            109              108
      Accounts payable - trade                                                              165             (475)
      Accrued expenses and other liabilities                                               (329)            (298)
      Income taxes payable/receivable                                                     1,342             (241)
                                                                                      ---------        ---------
                  Net cash used in operations                                            (3,677)          (3,165)

INVESTING ACTIVITIES:

   Increase in short-term investments                                                    (1,538)          (4,639)
   Decrease in short-term investments                                                     5,081            5,661
   Acquisition of property and equipment                                                 (9,078)          (1,251)
   Disposition of property and equipment                                                    236                -
   Decrease (increase) in other assets                                                      (95)            (118)
                                                                                      ---------        ---------
                 Net cash used in investing activities                                   (5,394)            (347)

FINANCING ACTIVITIES:

   Repayments of term debt and line of credit                                           (31,385)            (568)
   Repayments of capital lease obligations                                                  (56)            (321)
   Borrowings (repayments) of accounts payable - construction and equipment                (177)            (205)
   Borrowings of term debt and line of credit                                            37,970            2,298
   Common stock and warrants issued                                                       2,029                -
   Common stock issued for options exercised                                                 60            1,493
   Common stock issued under the Purchase Plan                                              284              160
                                                                                      ---------        ---------
                 Net cash from financing activities                                       8,725            2,857
                                                                                      ---------        ---------
DECREASE IN CASH AND CASH EQUIVALENTS                                                      (346)            (655)
CASH AND CASH EQUIVALENTS:
   Beginning of period                                                                      542              672
                                                                                      ---------        ---------
   End of period                                                                      $     196        $      17
                                                                                      =========        =========
SUPPLEMENTAL INFORMATION:
   Interest paid                                                                      $     731        $     601
                                                                                      =========        =========
   Income taxes refunded                                                              $  (1,275)       $    (709)
                                                                                      =========        =========

See notes to condensed consolidated financial statements.

RF MONOLITHICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.   INTERIM FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, that in the opinion of the management of RF Monolithics, Inc. (the "Company" or "RFM") are necessary for a fair presentation of the Company's financial position as of May 31, 2001, the results of operations for the three and nine months ended May 31, 2001 and 2000 and cash flows for the nine months ended May 31, 2001 and 2000. These unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended August 31, 2000, filed with the Securities and Exchange Commission.

Operating results for the nine months ended May 31, 2001, are not necessarily indicative of the results to be achieved for the full fiscal year ending August 31, 2001.

2.   INVENTORIES

Inventories consist of the following (in thousands):

                                                  May 31,    Aug. 31,
                                                    2001       2000

     Raw materials and supplies                   $  6,261   $  6,362
     Work in process                                 4,335      2,631
     Finished goods                                  3,031      2,183
                                                  --------   --------

     Total                                        $ 13,627   $ 11,176
                                                  ========   ========

3.   PROPERTY AND EQUIPMENT

Property and equipment includes construction in progress of $815,000 at May 31, 2001, and $1,059,000 at August 31, 2000, which is composed of equipment and other assets not yet placed in service primarily related to increasing the capacity of the Company's manufacturing facilities.

4.   CREDIT FACILITIES

In December 2000, the Company entered into an agreement with a commercial bank for a new credit facility consisting of a $13.5 million revolving credit facility and a $3.0 million term note. Included in the revolving credit facility is an $8.0 million loan that is supported by the Export/Import bank (Exim bank). Both facilities terminate on December 31, 2003. The proceeds of $11.1 million from these new loans, the sale of approximately $3.6 million in short term investments and $1.2 million from an income tax refund were used to pay off approximately $6.9 million for the revolving credit facility that was in effect as of November 30,

2000, and $8.8 million in obligations related to the equipment-collateralized operating lease facility that was also in effect as of November 30, 2000. As a result, the Company completely satisfied its obligations to its former bank and acquired approximately $8.3 million in capital assets that had formerly been utilized under operating leases. The amount of debt under the new agreement that the Company does not expect to pay off within the next twelve months has been classified as long term.

The structure of the new banking agreement ties amounts borrowed under the agreement to a borrowing base consisting of certain receivables, inventory, and fixed assets. Essentially all the assets of the Company, tangible and intangible, are pledged as collateral under both facilities. The term loan requires equal monthly payments of principal totaling $50,000 plus interest that started in January 2001. The interest rate for both facilities is 2% over prime rate. As part of the agreement, the bank was given a ten-year warrant to purchase 30,000 shares of the Company's common stock at $5.00 per share. This new credit facility contains financial covenants relating to various matters, including but not limited to, minimum net worth, year-to-date and monthly earnings, and limitations on changes in corporate structure, and restrictions on dividends and capital spending. In March of 2001, the Company amended the banking agreement in an effort to relax those covenants in return for a one-time fee of $80,000. As of May 31, 2001, the Company was in compliance with those covenants. Should there be a future covenant violation without a waiver on favorable terms, there could be a significant adverse impact on the Company's operations. To move manufacturing equipment to support the offshore manufacturing initiative, it will be necessary to pay off the portion of the term note related to the equipment being moved. There is no assurance that this can be accomplished on favorable terms. Should that not occur, there could be a slowdown in the Company's plans to expand offshore production.

5.   CAPITAL STOCK

During the third quarter of the fiscal year, in accordance with the Company's 1999 Equity Incentive Plan the Company granted to certain employees Non-qualified Stock Options to purchase 112,500 shares of common stock at an exercise price ranging between $3.125 and $3.95, which was equal to the fair value of the common stock at the date of grant. Also, during the third quarter of the fiscal year, in accordance with the Company's 1997 Equity Incentive Plan, the Company granted to certain employees Incentive Stock Options to purchase a total of 90,000 shares of common stock at an exercise price of $3.95, which was equal to the fair value of the common stock at the date of grant.

   6.   SALES REVENUE

   The following table sets forth the components of the Company's sales and the percentage relationship of the components to sales by product area for the periods ended as indicated (in thousands, except percentage data):

                                                      Amounts                                      % of Total
                                  -----------------------------------------------   -----------------------------------------
                                       Three Months            Nine Months              Three Months        Nine Months
                                       Ended May 31            Ended May 31             Ended May 31        Ended May 31
                                  ----------------------- -----------------------   -------------------- --------------------
                                     2001        2000         2001        2000         2001      2000       2001      2000
                                  ----------- ----------- ------------ ----------   ---------- --------- ---------- ---------
Low-power Product Group:
  Low-power components             $  8,724     $ 8,504     $ 23,147    $ 22,760        58 %       67 %      59 %      66 %
  Virtual Wire(R)radio products       2,924       1,456        7,678       5,175        19         12        20        15
                                   --------     -------     --------    --------     -----      -----     -----     -----
     Subtotal                        11,648       9,960       30,825      27,935        77         79        79        81
                                   --------     -------     --------    --------     -----      -----     -----     -----
Communications Products Group:
  Frequency control modules           1,052         515        2,504       1,543         7          4         6         5
  Filters                             2,212       2,164        5,397       4,465        15         17        14        13
                                   --------     -------     --------    --------     -----      -----     -----     -----
     Subtotal                         3,264       2,679        7,901       6,008        22         21        20        18
                                   --------     -------     --------    --------     -----      -----     -----     -----
Total Product Sales                  14,912      12,639       38,726      33,943        99        100        99        99
Technology development sales            182          58          530         269         1          0         1         1
                                   --------     -------     --------    --------     -----      -----     -----     -----
Total Sales                        $ 15,094     $12,697     $ 39,256    $ 34,212       100 %      100 %     100 %     100 %
                                   ========     =======     ========    ========     =====      =====     =====     =====


   7.   DEFERRED TAX ASSET

   The Company's deferred tax asset of approximately $5.5 million at May 31, 2001 is primarily due to the tax effect of unused net operating loss carryforwards ("NOL's"), tax credit carryforwards and tax effected net taxable deductions.

   There is no reserve against this asset. As of May 31, 2001, the Company has NOL's of approximately $9.1 million for federal income tax purposes. While the Company believes it is likely that it will realize these carryforwards, there can be no assurance they will be available to such extent and be fully realized.

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

      The Company incurred a significant loss in the first three quarters of its fiscal year 2001. As a result, it does not expect to overcome these losses this year and anticipates reporting a loss for fiscal year 2001.

Results of Operations

      The following discussion relates to the financial statements of the Company for the three months and nine months ended May 31, 2001 (current quarter and current year-to-date period), of the fiscal year ending August 31, 2001, in comparison to the three months and nine months ended May 31, 2000 (comparable quarter of the prior year and prior year-to-date period). In addition, certain comparisons with the three months ended February 28, 2001 (previous quarter), are provided where management believes it is useful to the understanding of trends.

      The selected financial data for the periods presented may not be indicative of the Company's future financial condition or results of operations.

         The following table sets forth, for the three months and nine months ended May 31, 2001 and May 31, 2000, (i) the percentage relationship of certain items from the Company's statements of operations to sales and (ii) the percentage change in these items between the current period and the comparable period of the prior year:

                                               Percentage of Total Sales                  Percentage Change From
                                     ---------------------------------------------  ----------------------------------
                                          Three Months          Nine Months           Three Months      Nine Months
                                          Ended May 31          Ended May 31           Ended May         Ended May
                                     ---------------------- ----------------------
                                        2001        2000       2001       2000        2000 to 2001      2000 to 2001
                                     ----------- ---------- ---------- -----------  ---------------  -----------------
Sales                                    100 %       100 %      100 %      100 %           19 %               15 %
Cost of sales                             81          84         86         94             15                  5
                                        ----        ----       ----       ----           ----               ----
   Gross profit                           19          16         14          6             37                178
                                        ----        ----       ----       ----           ----               ----
Research and development                   6          10          8         10            (30)               (15)
Sales and marketing                       10          12         11         13              1                 (1)
General and administrative                 6           6          6          8             13                (11)
                                        ----        ----       ----       ----           ----               ----
   Total operating expenses               22          28         25         31             (8)                (8)
                                        ----        ----       ----       ----           ----               ----
   Income (loss) from operations          (3)        (12)       (11)       (25)            71                 50
Other income (expense), net               (3)         (1)        (3)        (1)           159                135
                                        ----        ----       ----       ----           ----               ----
Income (loss) before income taxes         (6)        (13)       (14)       (26)            49                 42
Income tax (benefit) expense              (2)         (4)        (5)        (8)           (41)               (33)
                                        ----        ----       ----       ----           ----               ----
   Net income (loss)                      (4)%        (9)%       (9)%      (18)%           52 %               45 %
                                        ====        ====       ====       ====           ====               ====

   Sales

         The following table sets forth the components of the Company's sales and the percentage relationship of the components to sales by product area for the periods ended as indicated (in thousands, except percentage data):

                                                      Amounts                                      % of Total
                                  -----------------------------------------------   ----------------------------------------
                                       Three Months            Nine Months              Three Months        Nine Months
                                       Ended May 31            Ended May 31             Ended May 31        Ended May 31
                                  ----------------------- -----------------------   ------------------  --------------------
                                     2001        2000         2001        2000        2001      2000       2001      2000
                                  ----------- ----------- ------------ ----------   --------- --------  ---------- ---------
Low-power Product Group:
  Low-power components             $  8,724     $ 8,504     $ 23,147    $ 22,760        58 %      67 %       59 %      66 %
  Virtual Wire(R)radio products       2,924       1,456        7,678       5,175        19        12         20        15
                                   --------     -------     --------    --------      ----      ----       ----      ----
     Subtotal                        11,648       9,960       30,825      27,935        77        79         79        81
                                   --------     -------     --------    --------      ----      ----       ----      ----
Communications Products Group:
  Frequency control modules           1,052         515        2,504       1,543         7         4          6         5
  Filters                             2,212       2,164        5,397       4,465        15        17         14        13
                                   --------     -------     --------    --------      ----      ----       ----      ----
     Subtotal                         3,264       2,679        7,901       6,008        22        21         20        18
                                   --------     -------     --------    --------      ----      ----       ----      ----
Total Product Sales                  14,912      12,639       38,726      33,943        99       100         99        99
Technology development sales            182          58          530         269         1         0          1         1
                                   --------     -------     --------    --------      ----      ----       ----      ----
Total Sales                        $ 15,094     $12,697     $ 39,256    $ 34,212       100 %     100 %      100 %     100 %
                                   ========     =======     ========    ========      ====      ====       ====      ====

     Total sales increased 19% in the current quarter compared to the comparable quarter of the prior year and 26% compared to the previous quarter. The increase was primarily due to an increase in the number of units sold for each of the Companies four product lines and both its product groups. The increase was particularly large for the Virtual Wire(R) radio products and Frequency control modules because there was an increase in the number of units sold for new products. The Company plans to continue increasing sales of new products in future periods, although success in doing so is not certain. The sales increase followed an increase in bookings that occurred in prior quarters and were made possible by the Company's efforts to increase capacity, both in its Dallas facilities and at its offshore partners. Future sales are dependent upon obtaining additional orders for the Company's products. The Company experienced a decrease in new orders during the current quarter, particularly for Communications Products directed toward telecommunications customers. As a result, the Company expects that sales for the fourth quarter could be 10% to 20% less than the current quarter.

     Sales for the current year-to-date period increased 15% over the prior comparable year-to-date period. The sales increase is primarily due to an increased number of units sold, particularly for new products. The increase was also due to a management decision in the prior year's first quarter to limit special promotions to obtain turns business because of the potential impact such promotions have on long-term gross margins.

     Low Power Component sales in the current quarter increased 3% from the comparable quarter of the prior year and 32% from the previous quarter. The increase in sales from the previous quarter was primarily due to a large increase in the number of units sold resulting from an increase in production capacity to more normal levels. The issues that caused a temporary reduction in manufacturing capacity in the previous quarter, namely the transition to offshore sources and labor shortages, have been addressed and the Company believes it now has sufficient production capacity to meet demand for the foreseeable future. The Company has experienced roughly stable demand for these products in recent periods and does not expect significant changes in the immediate future. Average selling prices for these products remained stable, although there is no assurance that this will continue in the Company's competitive market. As a result, sales for Low-Power Components may not increase or remain at the levels they had been in previous periods.

     Virtual Wire(R) Short-range Radio products sales in the current quarter increased 101% in comparison to the comparable quarter of the prior year and 21% from the previous quarter. This increase was primarily attributable to an increase in the number of units sold for those products. Most of the sales were for second generation products and the rest were a first generation product. The Company has devoted significant capital, technical, sales and marketing resources to the Virtual Wire(R) Short-range Radio products, and has experienced increased orders for these products in recent quarters. The Company has established sufficient capacity to meet customer demand for the immediate future. The Company expects demand to grow for these products in future periods, although there is no assurance that this will happen or that the Company will be able to establish the capacity required to meet customer demand fully.

     Sales of Filter products in the current quarter increased 2% from the comparable quarter of the prior year and 9% from the previous quarter due to an increase in the number of units shipped. The increase in the number of units shipped included substantial shipments to a new telecom customer. Sales in the current quarter were as high as they have been for several years for these products. However, these products are targeted at customers in the telecommunications market that has experienced a severe economic downturn in recent months. As a result, the Company has experienced lower orders for these products in the current period and expects much lower sales for these products in the immediate future. It is unclear whether economic conditions will recover to allow sales for these products to return to historic levels. The Company has, however, devoted significant resources to developing and supporting the growth of its Filter products.

The product development and introduction cycle for Filter products will take six to eighteen months to complete. As a result, it is difficult to predict when, or if, this strategy to focus on Filter products will have a significant impact on the Company's sales.

     Sales of Frequency Control products in the current quarter increased 104% from the comparable quarter of the previous year and 31% from the previous quarter primarily due to an increased number of units sold. Sales were particularly strong for clock oscillator products to high-end computer customers. Sales of the Company's new optical timing products continued at the same levels as the previous quarter. The Company believes its new line of optical timing products will provide a significant sales opportunity, but that the timing of this opportunity will be delayed by the downturn in the telecommunications market for which they are targeted. The timing and impact of these new products is too uncertain to determine when, if ever, increased sales will result.

     The Company's top five customers accounted for 34%, 39% and 35% of the Company's sales in the current quarter, the comparable quarter of the prior year and the previous quarter, respectively. Distribution related customers accounted for 27%, 20% and 20% of the Company's total sales in the current quarter, the comparable quarter of the prior year and the previous quarter, respectively. No single customer accounted for 10% or more of sales for the current quarter, while one customer did account for such amount in the comparable quarter of the prior year as well as the previous quarter. The Company believes its efforts to seek diversification in its customer base is a key strategic strength, and also believes that diversification is the reason that new order levels didn't decrease more significantly in current quarter. However, due to the very competitive nature of the markets in which it competes, the Company is not certain it will be able to continue to achieve this diversification.

     International sales were 59%, 67% and 51% of the Company's sales during the current quarter, the comparable quarter of the prior year and the previous quarter, respectively. The Company believes that the decrease in the portion of sales from international sources in the current quarter compared to the prior year is due to a shift in specific customer delivery patterns, rather than any known geographic shift in its markets. The Company considers all product sales with a delivery destination outside of North America to be international sales. These sales are denominated primarily in U.S. currency. The Company intends to continue its focus on international sales in the future and expects that international sales will continue to represent a significant portion of its business. However, international sales are subject to fluctuations as a result of local economic conditions and competition. Therefore, the Company cannot predict whether it will continue to derive a significant portion of its business from international sales.

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

Gross Profit

     The current quarter gross margin of 18.6% increased from 16.2% in the comparable quarter of the prior year and 11.3% gross margin in the previous quarter. For almost two years, the Company has been working on a recovery plan intended to return the Company to profitability. A primary element of that plan includes programs intended to improve gross margins. In the current quarter, many of these programs combined to have a significant favorable impact. A very important effort under such plan is to increase capacity in the Company's Dallas facilities and at its offshore partners to meet the significant increase in demand that has occurred over the last several quarters. This effort was successful in the current quarter, resulting in increased sales and production levels high enough to increase finished goods in support of the offshore transition. The increase in sales volume allowed a relatively large amount of fixed costs to be spread over a larger number of units, resulting in lower overhead costs per unit. A focused program to improve yields and productivity lowered material and labor costs for volume product lines. In addition, manufacturing equipment costs were reduced as a result of refinancing in the second quarter of fiscal year 2001. Management intends to continue this focus on improved operations, although there can be no assurance these efforts will result in lower per unit costs.

     The Company's sales and marketing strategy is to introduce new communications and second generation Virtual Wire(R) products intended to produce higher gross margins than older products due to what the Company believes are technical advantages these products offer to customers. The new products accounted for much of the sales increase in the current quarter, contributing to a higher overall margin in the current quarter. Some of the new products are focused on customers in telecommunications markets. To the extent that a reduction in sales for those products occurs in future periods as a result of the economic factors mentioned above, margins would be adversely impacted.

     An additional strategic program implemented by the Company involves working with offshore partners to ramp up their production. This began in the previous quarter when 13% of total sales were for products assembled offshore. This increased to 24% in the current quarter. The Company expects that offshore production will continue to increase over the next year so that the majority of the future production comes from offshore sources. The Company believes a successful offshore manufacturing program could result in a material reduction in manufacturing costs. The Company plans to phase in the transition of products over several quarters to insure uninterrupted product delivery to customers. In the short term, the Company is incurring additional costs as mentioned above, but those costs are expected to diminish as the transition progresses. The Company is expensing those costs as they are incurred. The Company intends to eliminate costs related to Dallas facilities that are no longer needed after assembly production has been transferred offshore. As a result, the full benefit of the offshore program is not expected until fiscal year 2002. Given the complexities of the manufacturing processes involved, there can be no assurance that the offshore program will be successful.

     The current year-to-date gross margin was 14.1%, which is a significant increase from 5.8% in the prior year-to-date period. The increase was primarily due to the factors mentioned in previous paragraphs, as well as the fact that gross margins were a negative 15.4% in last year's first quarter due to low sales, special charges and low yields and productivity in that period. The recovery plan that the Company has implemented is intended to continue to significantly increase gross margins in future periods. However, there are many elements to the recovery plan that need to be accomplished for it to be successful. It is uncertain when, if ever, the recovery plan will be successful.

     The Company has in the past experienced sudden increases in demand, which have placed increased pressure on its manufacturing facilities to increase capacity to meet this demand. In addition, some new products may require different manufacturing processes than the Company currently possesses. The Company has devoted the bulk of its capital expenditures over the past few years to increasing capacity and improving its manufacturing processes. It has also devoted significant resources to developing offshore manufacturing partnerships to increase its manufacturing capacity. The Company may not, however, be able to continue to increase its manufacturing capacity and improve its manufacturing processes in a timely manner to take advantage of any increased market demand. Failure to do this would result in a loss of potential sales in the periods impacted.

Research and Development

     Research and development expenses in the current quarter decreased approximately $380,000, or 30%, from the comparable quarter of the prior year for three primary reasons. First, an additional $100,000 in costs were reclassified to Cost of Sales related to Technology development sales contracts. Second, personnel costs have been reduced primarily due to reallocations from engineering design resources to manufacturing process engineering functions to improve manufacturing output and efficiency. Third, expenses for the comparable quarter of the prior year included approximately $200,000 in tooling depreciation expense that did not recur in the current quarter. Year-to-date expenses decreased approximately $500,000 from last year for similar reasons. The Company believes that the continued development of its technology and new products is essential to its success and is committed to devote significant resources to research and development. The Company expects that research and development expenses may increase or stay approximately the same in absolute dollars in future periods.

Sales and Marketing

     Current quarter sales and marketing expenses were approximately the same as last year's comparable quarter, despite a significant increase in sales. Year-to-date expenses were also approximately the same. This was accomplished by a change in the Company's sales commission program that reduced expenses. The Company expects to incur comparable sales and marketing expenses in absolute dollars over the next two quarters, with the exception of sales commission expenses that will fluctuate in line with sales levels.

General and Administrative

     General and administrative expenses for the current quarter increased approximately $100,000, or 13%, from the prior comparable period. This increase mainly resulted from increased expenses related to a 401(k) matching program and expenses related to various employee stock programs offered in lieu of annual cash compensation adjustments. Year-to-date expenses were approximately $300,000, or 11%, lower than last year resulting from approximately $600,000 in severance costs related to work force reductions that occurred in the prior year that did not recur in the current year, partially offset by increases in cost for the 401(k) and stock programs mentioned above. The Company expects general and administrative expenses may stay approximately the same in absolute dollars over the next two quarters.

Loss from Operations

     Loss from operations was $423,000, or 3% of total sales in the current quarter, compared to loss from operations of $1.4 million or 11% of sales in the comparable quarter of the prior year. Year-to-date loss from operations was $4.4 million, an improvement from a loss of $8.7 million in the prior year-to-date period. The improvement in loss from operations results from an increase in gross margin and a reduction in operating expenses.

Other Income (Expense)

     Total other expenses were $399,000 in the current quarter, compared to $154,000 for the comparable quarter of the prior year. Year-to-date other expenses were $1.0 million, compared to $428,000 for the prior year-to-date period. The increase in total other expenses primarily results from decreased interest income on investments and increased interest expenses as a result of increased borrowings, particularly after the refinancing that occurred in the second quarter. As a result, total other expenses are expected to increase or remain approximately the same in absolute dollars in future periods depending on borrowing levels. This increased expense is mostly offset by a reduction in manufacturing expense as mentioned above.

Income Tax Benefit

     The Company's income tax benefit was $288,000 in the current quarter, compared to income tax benefit of $488,000 in the comparable quarter of the prior year, reflecting the comparable loss before income taxes for the respective periods. The year-to-date tax benefit was $1.9 million, compared to $2.8 million. The company's year-to-date effective tax benefit rate was approximately 35%, compared to approximately 31% in the prior year-to-date period, reflecting decreased impact from a Foreign Sales Corporation.

Net Loss

     The net loss was $534,000, or $.08 per diluted share, in the current quarter, compared to net loss of $1.1 million, or $.18 per diluted share, for the comparable quarter of the prior year. The current year-to-date net loss was $3.5 million, compared to a loss of $6.4 million in the comparable year-to-date period, primarily as a result of increased gross margin and reduced operating expenses. As mentioned above, the Company expects that sales may be 10% to 20% lower in the fourth quarter than they were in the current quarter. As a result, it expects to report a loss in the fourth quarter larger than that reported in the current quarter. However, the Company also expects that the loss may be mitigated by the positive impact of its programs to reduce manufacturing costs. The Company expects to report a loss for the entire year.


Financial Condition

New Financing Arrangements

     In December 2000, the Company entered into an agreement with a commercial bank for a new credit facility consisting of a $13.5 million revolving credit facility and a $3.0 million term note. Included in the revolving credit facility is an $8.0 million loan that is supported by the Export/Import bank (Exim bank). Both facilities terminate on December 31, 2003. The proceeds of $11.1 million from these new loans, the sale of approximately $3.6 million in short term investments and $1.2 million in proceeds from an income tax refund were used to pay off approximately $6.9 million of the revolving credit facility and $8.8 million in obligations related to an equipment-collateralized operating lease facility that was in effect as of November 30, 2000. As a result, the Company completely satisfied its obligations to its former bank and acquired approximately $8.3 million in capital assets that had formerly been utilized under operating leases.

     The structure of the new banking agreement ties amounts borrowed under the agreement to a borrowing base consisting of certain receivables, inventory, and fixed assets. Essentially all the assets of the Company, tangible and intangible, are pledged as collateral under both facilities. The term loan requires equal monthly payments of principal totaling $50,000 plus interest beginning January 2001. The interest rate for both facilities is 2% over prime rate. As part of the agreement, the bank was given a ten-year warrant to purchase 30,000 shares of the Company's common stock at $5.00 per share. This new credit facility contains financial covenants relating to various matters, including but not limited to, minimum net worth, year-to-date and monthly earnings, and limitations on changes in corporate structure, and restrictions on dividends and capital spending. In March of 2001, the Company amended the banking agreement in an effort to relax those covenants in return for a one-time fee of $80,000. As of May 31, 2001, the Company was in compliance with those covenants. Should there be a future covenant violation without a waiver on favorable terms, there could be a significant adverse impact on the Company's operations. To move manufacturing equipment to support the offshore manufacturing initiative, it will be necessary to pay off the portion of the term note related to the equipment being moved. There is no assurance that this can be accomplished on favorable terms. Should that not occur, there could be a slowdown in the Company's plans to expand offshore production.

     In December 2000, the Company entered into an agreement to raise approximately $2.0 million in cash by the sale of common stock and warrants to purchase common stock. The sale consisted of 533,332 units. Each unit was sold at a price of $3.75 and consisted of one share of common stock and a three-year warrant to purchase one share of common stock at $7.50. The agreement called for certain restrictions on the sale or further acquisition of stock by the investors, as well as the right to require registration in the future. The proceeds of the sale of this stock will be used to support the operations of the Company.

     As noted above, the bank credit facility has a covenant regarding capital spending that limits the annual spending through this facility to $1.5 million. The Company is currently (fourth quarter) negotiating an equipment lease line of credit with a capital financing company for $2.0 million to meet its capital needs. The line is for one year and allows lease terms up to 60 months. The Company will structure and account for these transactions as capital leases with a one-dollar buyout at end of lease. The lease factor is based on like term treasuries. The effective interest rate at time of proposal (May 2001) was 8%. There can be no assurance, however, that these leases will be completed, or that they will be completed on the terms set forth above.

Cash Flows

     Liquidity at May 31, 2001, consisted of approximately $196,000 of cash. Net cash utilized in operating activities was $3.7 million for the current year-to-date period, compared to $3.2 million for the prior year-to-date period. In the current year-to-date period, a $3.5 million loss and $2.2 million net increase in various working capital accounts was offset by $2.0 million in net non-cash items such as depreciation. The increase in working capital was largely due to a $2.5 million increase in inventory, primarily to support the transition of assembly capacity offshore as buffer stock to ensure timely customer delivery. When the transition is completed, the Company anticipates that this transition inventory increase will no longer be necessary, and in fact inventory may decrease to the extent that the offshore partners take over the purchasing and stocking of raw material inventory. In the prior year-to-date period, a $6.4 million loss was partially offset by $1.7 million in net non-cash items such as depreciation and a $1.5 million net reduction in various working capital accounts. The reduction in working capital was particularly large in the prior year because of the Company's effort to spread sales more evenly throughout a quarter. This resulted in a reduction of the ending accounts receivable by $1.8 million.

     The Company's internal plan is to achieve a positive cash flow from operations for the rest of the calendar year. To make this happen, the Company has taken a number of steps, including a cost reduction plan that includes an acceleration of its transition to offshore production and elimination of costs at its Dallas facilities. Working capital is expected to decrease due to lower sales resulting in lower accounts receivable and a planned decrease in inventory via changes to production schedules. The Company believes that these actions will turn its cash flow positive and allow it to operate in a normal manner through the end of the calendar year despite a relatively low amount of cash reserves. However, there can be no assurances that this will be achieved.

     Cash used in investing activities was $5.4 million for the current year-to-date period, as compared to $300,000 of cash used in investing activities for the prior year-to-date period. The current year-to-date investing cash usage was primarily $9.1 million for capital expenditures, which consisted of $8.3 million that had formerly been leased and $800,000 of new items. This was partially financed by the net sale of $3.5 million in short-term investments. The prior year investment cash used consisted primarily of $1.3 million in capital spending offset by a net sale of short-term investments of $1.0 million. The Company expects to acquire a total of approximately $1.0 million to $1.3 million of capital equipment by the end of fiscal 2001, consisting primarily of equipment needed for its wafer fabrication manufacturing facilities. Some of this equipment may be acquired under an equipment financing facility that the Company is putting in place. Due to its offshore manufacturing initiative, the Company does not expect to require significant additions to its assembly facilities or equipment.

         Net cash generated from financing activities was $8.7 million in the current year-to-date period, compared to $2.9 million in the prior year-to-date period. Under the Company's new banking agreement, all receipts on trade receivables are applied to loans that are outstanding and the Company borrows additional funds to support its activities according to its borrowing base. As a result, repayments on debt and borrowings are very large relative to sales. In the current year-to-date period, $6.3 million was generated from net borrowings and $2.4 million was generated from the sale of stock, of which $2.0 million was related to a private placement in the current quarter. In the prior year-to-date period, $1.2 million was generated from a net increase in borrowings and $1.7 million in sales of stock.

         As of May 31, 2001, the Company had approximately $900,000 available in cash under the new credit arrangement based upon the borrowing base at that time. In addition, approximately $1.8 million may become available under the Revolving Credit facility if the Company's borrowing base were to increase sufficiently to support the increased borrowing. There can be no assurance that this will happen. The Company believes that cash generated from operations, if any, its cash balances, and the amounts available under its new credit facility will be sufficient to meet the Company's operating cash requirements through the calendar year 2001. To the extent that these sources of funds are insufficient to meet the Company's capital or operating requirements, the Company may be required to raise additional funds. No assurance can be given that additional financing will be available or that it will be available on acceptable terms. Should that occur, there could be significant adverse impact on the Company's operations.



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

                          PART II. OTHER INFORMATION


ITEM 5.  OTHER INFORMATION

     On June 11, 2001, the Company entered into a manufacturing agreement with Morioka Seiko Instruments Inc. (MSI) for the production of RFM's Virtual Wire(R) Short-range Radio Products. Morioka Seiko Instruments Inc. is a daughter company, wholly owned by Seiko Instruments Inc (SII), and is primarily a manufacturer of wristwatches for SII. MSI's manufacturing facility is located at Morioka, in Northern Japan.

     This agreement with MSI will focus primarily on module assembly, specifically the Virtual Wire(R) products. With the addition of MSI to the Company's group of manufacturing partnerships, the Company expects to have the capability to manufacture all of its high volume product lines offshore which is expected to provide the flexibility to meet growing demands most cost effectively.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The Company hereby incorporates by reference all exhibits filed in connection with Form 10-K for the year ended August 31, 2000.

(b)  Exhibits included:

        Exhibit             Description
        -------             -----------

        10.51 Manufacturing Agreement between Registrant and Automated Technology (Phil.) Inc. Electronics Corporation dated February 22, 2001.
        10.52     Manufacturing Agreement between Registrant and Cirtek
                  Electronics Corporation dated March 23, 2001.
        10.53     First Amendment to Credit and Security Agreement between
                  Registrant and Wells Fargo Business Credit, Inc. dated March 30, 2001.
        10.54 First Amendment to Credit and Security Agreement between Registrant and Wells Fargo Bank Minnesota, N.A. dated March 30, 2001.
        10.55 Amendment to manufacturing agreement between Registrant and Cirtek Electronics Corporation dated June 1, 2001.
        10.56 Manufacturing and Technical Support Agreement between Registrant and Morioka Seiko Instruments Inc. dated June 11, 2001.



(c) The Company did not file any reports on Form 8-K during the quarter ended May 31, 2001.


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



                                          RF MONOLITHICS, INC.



Dated: July 13, 2001                      By: /s/ David Kirk
                                              ---------------------------------
                                              David Kirk
                                              CEO, President and Director


                                          By: /s/ James P. Farley
                                              ---------------------------------
                                              James P. Farley
                                              VP Finance, Controller

                               INDEX TO EXHIBITS

         Exhibit                     Description
         -------                     -----------
         10.51 Manufacturing Agreement between Registrant and Automated Technology (Phil.) Inc. Electronics Corporation dated February 22, 2001. (1)
         10.52 Manufacturing Agreement between Registrant and Cirtek Electronics Corporation dated March 23, 2001. (1)
         10.53 First Amendment to Credit and Security Agreement between Registrant and Wells Fargo Business Credit, Inc. dated March 30, 2001. (1)
         10.54 First Amendment to Credit and Security Agreement between Registrant and Wells Fargo Bank Minnesota, N.A. dated March 30, 2001. (1)
         10.55 Amendment to manufacturing agreement between Registrant and Cirtek Electronics Corporation dated June 1, 2001. (1)
         10.56 Manufacturing and Technical Support Agreement between Registrant and Morioka Seiko Instruments Inc. dated June 11, 2001. (1)


(1)      Filed as an exhibit to this Form 10-Q.