Form 10-K
period 2001-08-31
RF MONOLITHICS INC /DE/
filed 2001-11-29
CIK 922204

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

                    For the Fiscal Year Ended August 31, 2001

                           Commission File No. 0-24414

                              RF Monolithics, Inc.
             (Exact name of Registrant as specified in its charter)

             ______________________________________________________

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of RF Monolithics, Inc. Common Stock held by nonaffiliates based on the last reported sale price on the NASDAQ composite tape on November 15, 2001, was $ 8,746,030. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock of the Company have been excluded because such persons may be deemed to be affiliates.

Common Stock outstanding at November 15, 2001: 7,068,671 shares, par value
$0.001.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be filed with the Commission pursuant to Regulation 14A, which will be filed with the Commission on or about December 14, 2001, is incorporated by reference into Part III of this report.

                              RF MONOLITHICS, INC.
                                    FORM 10-K
                           YEAR ENDED AUGUST 31, 2001

                                TABLE OF CONTENTS

                                                                                          Page
                                                                                          ----
                                 PART I

Item 1.   Business ...................................................................      2

Item 2.   Properties .................................................................     12

Item 3.   Legal Proceedings ..........................................................     12

Item 4.   Submission of Matters to a Vote of Security Holders ........................     12

                                 PART II

Item 5.   Market for Registrant's Common Stock and Related Stockholder Matters .......     13

Item 6.   Selected Financial Data ....................................................     14

Item 7.   Management's Discussion and Analysis of Financial Condition

          And Results of Operations ..................................................     15

Item 8.   Financial Statements and Supplementary Data ................................     24

Item 9.   Changes in and Disagreements With Accountants on Accounting and
          Financial Disclosure .......................................................     24

                                 PART III

Item 10.  Directors and Executive Officers of the Registrant .........................     24

Item 11.  Executive Compensation .....................................................     24

Item 12.  Security Ownership of Certain Beneficial Owners and Management .............     24

Item 13.  Certain Relationships and Related Transactions .............................     24

                                 PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K ............     24

                                     PART I.

ITEM 1.  BUSINESS

     RF Monolithics, Inc. (RFM or the Company) was organized in 1979 as a Texas corporation and converted to a Delaware corporation in 1994. RFM designs, develops, manufactures and markets a broad range of radio frequency (RF) component and module products in two areas: communications products, which include frequency control modules and filters; and low-power products which include low-power components and Virtual Wire(R) Short-range Radio products. The Company's products are based on surface acoustic wave (SAW) technology and are manufactured as discrete devices to perform specific functions and as integrated modules to meet system performance requirements.

     The Company focuses its product development in the frequency range of 50 megahertz (MHz) to 1.5 gigahertz (GHz). The Company markets its line of more than 500 resonators, filters, clocks, oscillators, transmitters and receivers to distributors, electronic manufacturing service companies (EMS) and original equipment manufacturers (OEMs) world-wide. RFM's customers include Delphi Automotive Systems, Flextronics International Inc., Insight Electronics, Lear Corporation, Nokia Telecommunications, Nortel Networks Corporation, Siemens AG, Solectron Corporation, and TRW Automotive Electronics.

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

Markets and Applications

     The Company focuses on specific market opportunities where the Company believes that its SAW technology solutions coupled with its RF design expertise address current and emerging market and application requirements. The Company's products are incorporated into application designs in five primary markets: the automotive, distribution, industrial, consumer and telecommunications market.

Automotive

     The automotive industry utilizes SAW-based components in transmitter and receiver designs for RKE applications. Emerging applications utilizing transmitter and receiver functions include the tire pressure monitoring and immobilized theft-deterrent systems. The automotive industry continues to develop new and improved safety features. With recent regulation requiring some form of tire pressure monitoring for new vehicles by November 2003, the run-flat-tire pressure monitoring application is receiving considerable visibility. The Company believes that SAW devices are stable and resistant to shock, vibration and moisture, thus providing the characteristics required for this application. Satellite Radio is another significant application. Digital modulation used in satellite radio systems is spectrally more efficient than traditional analog AM or FM. Current proposed digital standards, within the same bandwidth, are achieving near CD quality audio. Automotive electronic applications continue to grow with the unending drive toward smaller size, reduced cost and improved system performance as evidenced by some of the emerging multiplexing design schemes. The Company's Low-power Components, Virtual Wire(R) Short-range Radio products and Filters meet these market requirements. This market is subject to severe price competition.

Distribution

     Several of the Company's products, particularly in the Low-power product group, have widespread potential uses and have standardized characteristics that make them ideal for sales through distribution. In addition, the Company's distributors have the technical expertise and experienced personnel required to help potential customers design their products that utilize the RFM products. Distributors also provide service to customers with special requirements for delivery and lead-time. Distribution contracts govern sales to distributors and substantially limit the amounts that distributors may return to the Company for stock rotation. The Company's largest distributors are Insight Electronics Inc. in North and South America and various Acal Electronics companies in Europe.

Industrial

     The industrial market includes applications such as security systems, RF ID tags, meter reading and bar code reading devices, medical systems and custom data link equipment. The Company believes that the meter reading application has the potential for explosive growth. As the deregulation of utility companies gains momentum, the need to access data remotely becomes critical to the utility providers. The need to transfer more and more data with low power consumption seems ideally suited for the Company's Virtual Wire(R) Short-range Radio products. Industrial security is another application with a large growth potential. Low-power Components, Virtual Wire(R) Short-range Radio products and Filters may all be designed into industrial applications.

Consumer

     The consumer market is currently a relatively small market for the Company's products. However, it is one that is believed to have significant growth potential in the area of home security, internet appliances, garage doors, cable TV and sports shoes. Both Low-power Components and Virtual Wire(R) Short-range Radio products may all be designed into consumer applications.

Telecommunications

     The Company believes that a number of dynamics within the wireless communications market are opening new applications for SAW technology. The deployment of digital cellular telephone systems, such as European Global System for Mobile Communications (GSM), Code Division Multiple Access (CDMA), Global Positioning Systems (GPS), Enhanced Digital Global Evolution (EDGE), Wideband Code Division Multiple Access (WCDMA) and Wireless Local Area Network (WLAN) has been initiated worldwide. Digital modulation requires SAW filters that minimize distortion and conform to international cellular telephone standards. The Company believes that markets for SAW technology products are expanding rapidly. Other markets such as wireless Internet access and broadband multimedia will continue to use SAW based products. The Company believes as broadband wireless communication systems demand more performance to support Internet requirements, bandwidth becomes the key element that allows information to flow efficiently. This creates a requirement to minimize systems noise present in broadband wireless communication and provide clean timing to maximize throughput around the system's backbone. Analog communications, test instrumentation, computer timing and military applications also create markets for SAW based frequency control products where timing integrity and elimination of system noise in circuits are critical. The Company has introduced a surface mount version of its optical timing products based upon its patented technology that the Company believes is well suited for the Dense Wave Division Multiplex ("DWDM") internet application.

Products

         The Company's products are organized into two groups: the Communications Products Group, which include frequency control modules and filters; and the Low-power Products Group, which include Low-power Components and Virtual Wire(R) Short-range Radio modules.

Communications Product Group

Frequency Control Modules:

         The Company's frequency control modules consist of frequency source products for both analog and digital applications. These products provide added value to the SAW components manufactured by the Company. Each module incorporates one or more discrete SAW devices with standard and custom integrated circuits and related passive components. The Company manufactures clocks and oscillators that use its resonators and coupled-resonator filters to eliminate tuning coils for signal filtering and stabilization. Specialized SAW devices are incorporated in voltage-controlled sources to allow frequency variability along with very good phase noise for both analog and digital applications.

         High-frequency clocks. The Company's high-frequency clock modules are used in high bandwidth optical network systems. The Company's "Diff Sine" clocks allow the network to realize improved performance by providing a highly stable frequency source which results in very low timing variations from one cycle to the next (commonly referred to as "jitter") and good symmetry across each cycle. Most customers in this rapidly growing application prefer surface mount (SMT) packages.

         Oscillators. The Company produces commercial and military fixed-frequency and voltage-controlled SAW oscillators. These products are supplied in SMT or leaded metal packages and used in applications such as microwave radios, identification friend or foe (IFF) transponders for commercial and military avionics and precision instrumentation.

         Optical timing products. The Company has recently introduced a new line of oscillators that target the Optical Dense Wave Division Multiplex (DWDM) market that utilizes the Company's patented technology. The initial versions are in dual inline package (DIP) style (leaded) packages. A surface mount version is now also available. These products are targeted for customers in the optical network market, including high-speed routers and the OC768 backbone system.

Filters:

         The Company was the pioneer in several SAW technologies and has the design capability for major SAW filter structures including the following: 1) High Loss Bi-directional Filter; 2) Medium Loss Single Phase Uni-directional Transducer (SPUDT) Filter; and 3) Low Loss Coupled Resonator Filter, including in-line (or longitudinally) coupled resonator filter and proximity (or transversally, or wave-guide) coupled resonator filter.

         In response to the new demand from wireless communications, the Company has focused on intermediate frequency (IF) SAW filters based on new SAW structures that provide the best performance, e.g., slanted (or fan shape, or taper) SPUDT filter, and resonant SPUDT (or RSPUDT) filter, etc. The Company, through its relationships with offshore manufacturers, can also offer a variety of RF filters.

Low-power Product Group

Low-power Components:

         Resonators. The Company's resonators are used in low-power wireless transmitter and receiver applications, including automotive remote keyless entry systems, wireless security systems, remote meter reading and related products. The Company offers SAW resonators in volume, and they are supplied in both three-lead metal packages (TO-39) and SMT packages. The market for low-power resonators is intensely competitive and has experienced price erosion, rapid technological change and product obsolescence. As a result, the Company has experienced continued price competition for these products.

         Coupled-Resonator Filters. Coupled-resonator filters are well suited for certain frequency stabilization applications, such as the frequency control clock modules, and as input filters for the hybrid receiver modules and output filters for the hybrid transmitter modules manufactured by the Company. The Company provides coupled resonator filters in leaded and surface mount packages.

Virtual Wire(R) Short-range Radio Products:

         The Company's second-generation hybrid transmitter (TX), receiver (RX) and transceiver (TR) modules are the primary products included in Virtual Wire(R) Short-range Radio products. The Company's Transceiver module, based on its patented Amplifier Sequenced Hybrid (ASH) technology, offers two-way data communication in a single small module, with performance identical to the separate TX and RX (hybrid receiver) modules, at a lower total cost.

         These products feature small size, very low-power consumption, excellent RF performance and provide the system designer flexibility and fast time-to-market for emerging applications. The breadth of frequency ranges cover both North American and international frequency bands for low-power data transmission. The receiver's ASH architecture provides exceptional performance with extremely low harmonic radiation, allowing customers ease of international standards certification.

         The Virtual Wire(R) Short-range Radio product offerings also include complete transceiver design and development kits that provide the system designer with minimal RF experience the ability to apply wireless, two-way data transfer to emerging applications. The application market for Virtual Wire(R) Short-range Radio products includes remote bar code data entry, remote meter reading, point of sale terminals, medical monitor systems, home automation, data link equipment and wireless thermostats. The Company believes that markets for wireless products will continue to expand and that ASH technology has all the characteristics required to become an industry standard for short range wireless applications.

Manufacturing

         The manufacturing of the Company's products is a highly complex and precise process that is sensitive to a wide variety of factors, including the level of contaminants in the manufacturing environment, impurities in the materials used and the performance of manufacturing personnel and production equipment. Each of these devices is subject to contamination until it is enclosed or sealed within its final package, and almost all operations, prior to enclosure, welding or sealing, are performed in controlled clean-room environments. In the past, the Company has experienced, from time to time, product shipment delays and lower-than-expected production yields. The Company has experienced, and may in the future experience, a delay in transferring products from engineering to volume manufacturing status. The manufacturing process could result in shipment delays or loss of production yields that will materially and adversely increase the cost of manufacturing. The Company's manufacturing operations are in Dallas, Texas and the Company has contractual relationships with two manufacturers in the Philippines. The two manufacturers are Automated

Technology (Phil.) Inc. and Cirtec Electronics Corporation. The Company expects to add additional partners in fiscal 2002. As a result of the Company's substantial reliance on a single domestic manufacturing location, and with both offshore contract manufacturers located in the Philippines, damage occurring to any facility, whether by act of nature, major economic or political change, or otherwise, may have a material adverse effect on the Company's manufacturing operations.

         The Company's customers demand an increasing level of quality. Despite the fact that the Company has achieved QS 9000 and ISO 9001 certification and its offshore partners have either achieved or are in the process of achieving certification, the Company could fail to maintain these needed improvements and quality levels in its operations. If these standards are not maintained, the Company's operating results could be materially and adversely affected. The Company has experienced sudden increases in demand which have put pressure on its manufacturing facilities to increase capacity in order to meet this demand. In addition, new products sometimes require different manufacturing processes than the Company currently possesses. The Company has devoted the bulk of its capital expenditures to increase capacity and improve its manufacturing processes and has been aggressive in securing increased manufacturing capacity through offshore manufacturing alliances. The Company may not be able to continue to increase its manufacturing capacity and improve its manufacturing processes in a timely manner to take advantage of increased market demand.

         Over the past several years, the Company completed an expansion of its factories, adding facilities and new automated processing equipment. In fiscal year 2001, the Company transitioned some of its assembly manufacturing to offshore alliances. As a result, its TO39 and SMT assembly facilities have been or will be closed. The Company incurred $1.0 million fixed asset restructuring charge relating to this. The Company believes its remaining capabilities, together with its various offshore alliances are sufficient to meet demand for the next several quarters. However, additional demand could make it necessary to increase capacity, seek additional alliances or adopt its capabilities to new products. The Company may not be able to achieve these improvements in a timely manner. To the extent the Company does not achieve acceptable yields or experiences product shipment delays as a result of problems associated with the expansion of offshore capacity, the Company's operating results could be materially and adversely affected. Also, the Company's transition to offshore assembly has created additional complexity in its logistics. Any interruption in delivery services back and forth to the offshore partners has the potential to interrupt sales, as was experienced in September of 2001. The Company is reviewing its inventory policies to mitigate the impact of a short-term interruption. However, a long-term interruption in delivery services would have a material adverse effect on Company operations.

         The Company divides its manufacturing operations into three key areas: wafer fabrication, domestic assembly, and offshore assembly. Assembly includes two production areas that correspond to the two distinct types of packages being manufactured: (1) module devices; and (2) SMT components.

Wafer Fabrication

         Fabrication of deposited and patterned wafers takes place in a clean-room environment. Thin aluminum films are precisely deposited onto three-inch and four-inch diameter quartz substrates that are subsequently etched with very small (micron and submicron) patterned structures. Each patterned device is called a die, and there may be from 40 to 3,000 die on a single three-inch or four-inch wafer. All wafer fabrication currently takes place at the Company's Dallas location. The Company is currently seeking additional sources of supply in offshore locations to act as a backup or provide new capability for new products.

Domestic Assembly

         Module manufacturing consists of multiple devices, one or more of which is a SAW. The Company's products assembled in module manufacturing include transceivers and frequency control modules.

         The Company's SMT products contain SAW die. The Company's manufacturing process is based on arrays which allow for automated processing of up to 400 devices at a time. Since this represents a unique manufacturing process, some of the equipment has been custom-designed for the Company and provides several unique applications of existing manufacturing technology.

Offshore Assembly

         The Company has manufacturing arrangements with Automated Technology, Inc. and Cirtek Electronics Corporation. Both organizations are highly experienced in hermetic semiconductor manufacturing and are knowledgeable of the unique aspects of SAW component assembly and test. Assembly and test of the Company's low-power components and filters occur at these locations. The Company has entered into an agreement with Morioka Seiko Instruments, Inc., a wholly owned subsidiary of Seiko Instruments, Inc. (Seiko), for assembly of its Virtual Wire(R) products. The addition of Seiko provides the Company with production partners for all of its high volume products. The Company expects Seiko to be in full production by its third fiscal quarter of fiscal 2002.

Source of Components/Labor

         While the Company uses standard components whenever possible, certain of the components used in the SAW devices and modules are made to the Company's specifications. This is particularly true for specialized manufacturers from whom the Company purchases several RF integrated circuits and ceramic arrays. These companies include Maxim Integrated Products and Kyocera America Inc. The Company has experienced delays and quality control problems with certain of its single-source suppliers in the past. Although the Company is attempting to obtain second-source suppliers, the Company believes it will continue to be dependent upon single-source suppliers for the foreseeable future. As part of its agreement with its offshore alliances, the responsibility for securing certain raw materials will be transferred to them. While the ultimate suppliers may not change, this will enhance the Company's cash flow, as it will not be required to purchase and have on hand those raw materials to support production.

         During periods in the past, the Company has experienced difficulty in securing the additional labor resources necessary to meet rising demand for products. The Company anticipates the transition to offshore production will result in significant additional manufacturing capacity.

         Delays in delivery, quality problems or the inability of the Company or its manufacturing alliances to obtain the components and labor resources required to manufacture the Company's products on a cost-effective basis could have a material adverse effect on the Company's business and results of operations.

Sales and Marketing

         The Company distributes its products in the United States through manufacturers' representatives managed by the Company's area sales management team (internal sales force.) Additionally, the Company has authorized a major North American distributor to stock and sell all the Company's products. International sales are handled through manufacturers' representatives, manufacturers' representatives acting as distributors and direct sales management. Despite these sales efforts, the Company may not be able to increase or maintain demand for its products.

     The Company's international sales are currently denominated in U.S. currency. Recently, the Company's European customers have expressed an interest in buying products denominated in Euros. The Company is investigating a way to respond to this request. An increase in the value of the U.S. dollar relative to foreign currencies could make the Company's products more expensive and, therefore, potentially less competitive in those markets. Additional risks inherent in the Company's international business activities generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, costs and risks of localizing international operations, potentially adverse tax consequences, repatriation of earnings and the burdens of complying with a wide variety of foreign laws. Such factors could have a material adverse effect on the Company's future results of operations.

     In 2001, one customer, Insight Electronics Inc., accounted for 10.5% of sales compared to a high of 9.7% for one customer in 2000. The top 10 customers accounted for approximately 50% and 49% of total sales in 2001 and 2000, respectively. Sales to distributors accounted for 22% of the sales in both fiscal 2001 and fiscal 2000. Sales to major customers have fluctuated in the past and may continue to fluctuate in the future. The Company believes the diversity of its product offerings and customer base is a strategic strength that enables it to better withstand changes in demand from individual customers.

     The Company enters into select, custom product development programs. These development programs can last from six months to 18 months. The scope of these programs include initial engineering of the RF function under development through assisting in the interface of the RF and digital hardware. The Company is engaged in an increasing number of these programs. The Company cannot predict when or if a particular customer's program will be designed and reach volume production status. In addition, many of the Company's products are subject to regulations. Customers may require their products to be certified with various regulatory agencies. The Company offers its customers various types of assistance in obtaining certification. The Company's customers may not obtain required certifications in a timely manner or at all. Delays in obtaining certification could result in significant losses of potential Company sales.

Competition

     The markets for the Company's products are intensely competitive and are characterized by price erosion, rapid technological change and product obsolescence. In most of the markets for the Company's products, the Company competes with very large vertically integrated, international companies, including AVX, EPCOS Electronic Parts and Components, and Murata Manufacturing Co., that have substantially greater financial, technical, sales, marketing, distribution and other resources, and broader product lines than the Company. The Company's competitors who have greater financial resources or broader product lines may be able to engage in sustained price reductions in the Company's primary markets to gain market share. One competitor recently has engaged in these tactics. The Company also expects increased competition from existing competitors as well as competition from a number of companies that currently use SAW expertise largely for internal requirements. In addition, the Company experiences increased competition from companies that offer alternative solutions such as phase locked loop technology, which combines a semiconductor with a traditional crystal. The Company believes competitors may duplicate the Company's products, which would cause additional pressure to selling prices and which could adversely affect market share.

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

     The Company employs a sizable number of individuals in engineering, and product and process development, including design engineers and scientists. These individuals are responsible for new products and new processes from inception to the commencement of volume manufacturing. The Company believes that the efforts of this group help to ensure that the Company's products provide an optimum system solution for the customer and are manufacturable at a competitive cost.

     From time to time, the Company has entered into agreements with customers to develop specific SAW devices for inclusion in the customer's end product. Pursuant to such agreements, the nonrecurring engineering (NRE) cost associated with such development work, which is treated by the Company as cost of technology development sales, is generally reimbursed by the customer. Total technology development (or NRE) sales during fiscal years 2001 and 2000 were $759,000 and $386,000, respectively. Costs related to these sales were included in the Company's cost of sales during these years. The Company considers the development of new products essential to maintaining and increasing sales.

Proprietary Rights

     The Company relies on a combination of patents, copyrights and nondisclosure agreements in order to establish and protect its proprietary rights. The Company holds 36 patents that it has received for various inventions that include both the SAW devices that are in the circuit and the RF circuit itself. An additional 4 patents are pending. The Company's policy is to file patent applications to protect technology, inventions and improvements that are important to its business. The Company is currently in negotiations to license the ASH technology to potential partners. It is not certain when, if ever, those negotiations will result in significant income to the Company.

     Patents may not be issued from any of the Company's pending applications. In addition, claims that are allowed from existing or pending patents may not be sufficiently broad to protect the Company's technology. While the Company intends to protect its intellectual property rights vigorously, patents held by the Company may be challenged, invalidated or circumvented. The Company believes the patents will provide competitive advantages to the Company.

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

Employees

     As of August 31, 2001, the Company had a total of 335 employees. With the exception of an employee located in each of the sales locations in Europe, Georgia, Minnesota and California, all of the employees of the Company are based at the Company's headquarters in the metropolitan area of Dallas, Texas. The Company's future success depends to a significant degree upon the continued service of its key technical and senior management personnel and its continuing ability to attract and retain highly qualified technical and managerial personnel. Competition for such personnel can be intense. The Company may not be able to retain or continue to attract key managerial and technical employees. Failure to retain or continue to attract key managerial and technical employees could have a material adverse effect on the Company's business results and operations. None of the Company's employees are represented by a labor union. The Company has not experienced any work stoppages and considers its relations with its employees to be good. The Company anticipates the transition to offshore production will result in significant additional manufacturing capacity, which will mitigate the impact of labor shortages.

Potential Fluctuations in Results of Operations; Order Trends and Backlog

     The Company's quarterly and annual results have been and will continue to be affected by a wide variety of factors that have had in the past and in the future could have a material adverse effect on the Company's business and results of operations during any particular period. These factors include the level of orders that are received and can be shipped in a quarter, the rescheduling or cancellation of orders by its customers, competitive pressures on selling prices, changes in product or customer mix, availability and cost of raw materials, availability of labor resources, the ability of the Company to manufacture a sufficient volume of products in a cost-effective manner, fluctuations in manufacturing yield, availability of wafer fabrication and assembly manufacturing capacity, loss of any strategic relationship, the ability to introduce new products and technologies on a timely and cost-effective basis, new product introductions by the Company's competitors, market acceptance of products of both the Company and its customers, supply constraints for other components incorporated into its customers' products, foreign currency fluctuations, delays in customer orders or payments or interruptions in operations and the level of expenditures for research and development, sales, and general and administrative functions.

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


     The Company's backlog at August 31, 2001 was approximately $17.1 million as compared to $17.1 million as of August 31, 2000. The Company includes in its backlog all purchase orders scheduled for delivery within the subsequent 12 months. The Company's backlog, although useful for scheduling production, does not represent actual sales and should not be used as a measure of future sales. All orders in backlog are subject to cancellation prior to 30 days before shipment without penalty at the option of the customer and to changes in delivery schedules. The Company's backlog is also subject to fluctuations. Backlog as of any particular date may not be a reliable measure of sales for any future period.

     Except for the historical information contained herein, the preceding discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as in the sections entitled "Legal Proceedings," "Selected Financial Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report.

ITEM 2.  PROPERTIES

     The Company's principal administrative, sales, marketing, research and development, and manufacturing facilities are located in the metropolitan area of Dallas, Texas, in two adjacent buildings totaling approximately 93,000 square feet. One building, totaling approximately 63,000 square feet, is leased through July 2003. The second building, totaling approximately 30,000 square feet, is also leased through July 2003. The Company believes that its existing facilities are adequate for its current requirements and that the current properties are suitable and productive for the currently intended purposes. Although the majority of its current properties are utilized, there is some room for expansion. In addition, the Company is working with offshore alliances to utilize their properties. Should additional space be needed, there can be no assurance that it will be commercially available on reasonable terms. The Company has written down or written off the leasehold improvements related to the facilities that will no longer be needed due to the offshore transition. The Company has not made a decision to dispose of one of the leased buildings that contains the improvements.

ITEM 3.  LEGAL PROCEEDINGS

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II.

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is quoted on the National Association of Securities Dealers Automated Quotation System (NASDAQ) National Market System (symbol RFMI). The following table sets forth the high and low sales prices of the Company Common Stock for each quarter of fiscal 2001 and 2000 as furnished by NASDAQ. These prices reflect prices between dealers, without retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

                                                 Price Range
                           -----------------------------------------------------
                                    2001                          2000
                           ------------------------       ----------------------
          Quarter Ended         High         Low            High          Low
                                ----         ---            ----          ---

          November 30          8.6250       4.3130         11.0625       5.5625
          February 29/28       6.7500       2.6250         27.3750       5.4375
          May 31               5.5000       2.3130         15.0000       8.6250
          August 31            4.7500       3.0800         16.0000       7.4375


     The Company has not paid dividends on its Common Stock during the past two most recent fiscal years and presently intends to continue this policy in order to retain earnings for use in its business.

     The number of stockholders of the Company's Common Stock as of November 15, 2001 was approximately 200 (which number does not include the number of stockholders whose shares are held of record by a brokerage house or clearing agency, but rather includes such brokerage house or clearing agency as one record holder).

     The last sales price for RFM's Common Stock, as reported by NASDAQ on November 15, 2001, was $2.3879.

ITEM 6.   SELECTED FINANCIAL DATA

                                                                           Year Ended August 31,
                                                                           ---------------------
                                                          2001        2000        1999        1998       1997
                                                          ----        ----        ----        ----       ----
                                                (In thousands, except gross profit margin & earnings per share amounts)
Statement of Operations Data:
Sales                                                   $ 51,771    $ 47,256    $ 51,297   $ 55,172   $ 47,692
Cost of sales                                             45,597      43,250      35,950     33,549     28,136
                                                        --------    --------    --------   --------   --------
Gross profit                                               6,174       4,006      15,347     21,623     19,556
Gross profit margin %                                       11.9%        8.5%       29.9%      39.2%      41.0%
Research and development                                   3,852       4,700       5,697      5,081      4,169
Sales and marketing                                        5,748       6,047       5,415      5,646      5,842
General and administrative                                 3,184       3,546       3,092      2,889      3,391
Restructuring                                              1,399           -           -          -          -
Litigation                                                     -         301           -        641          -
                                                        --------    --------    --------   --------   --------
   Total operating expenses                               14,183      14,594      14,204     14,257     13,402
                                                        --------    --------    --------   --------   --------
Income (loss) from operations                             (8,009)    (10,588)      1,143      7,366      6,154
Other income (expense), net                               (1,559)       (634)       (145)        14       (142)
                                                        --------    --------    --------   --------   --------
Income (loss) before income taxes                         (9,568)    (11,222)        998      7,380      6,012
Income tax (benefit) expense                               3,673      (3,614)        269      2,620      2,205
                                                        --------    --------    --------   --------   --------
   Net income (loss)                                    $(13,241)   $ (7,608)   $    729   $  4,760   $  3,807
                                                        ========    ========    ========   ========   ========
Earnings (Loss) per share:
   Basic                                                $  (1.97)   $  (1.26)   $   0.13   $   0.86   $   0.70
                                                        ========    ========    ========   ========   ========
   Diluted                                              $  (1.97)   $  (1.26)   $   0.12   $   0.80   $   0.66
                                                        ========    ========    ========   ========   ========
Weighted average common shares outstanding:
   Basic                                                   6,712       6,046       5,783      5,551      5,379
                                                        ========    ========    ========   ========   ========
   Diluted                                                 6,712       6,046       5,932      5,978      5,790
                                                        ========    ========    ========   ========   ========
Balance Sheet Data (at August 31):
Cash, cash equivalents and short-term investments       $    332    $  4,085    $  5,188   $  5,613   $  5,969
Working capital                                           12,673      13,025      17,386     17,286     14,674
Total assets                                              38,352      45,767      48,508     44,790     37,360
Long-term debt                                             9,927          68          68        815      1,911
Stockholders' equity                                      20,056      30,386      35,499     34,166     27,995

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS

     RFM designs, develops, manufactures and markets a broad range of radio frequency components and modules. The Company's products are organized into two groups: the Communications Products Group and the Low-power Products Group. The Communications Products Group includes frequency control modules and filter products. The Low-power Products Group includes Low-power Components, as well as Virtual Wire(R) Short-range Radio products. The Company's products are based on SAW technology, and the Company's strategy is to leverage its radio frequency design skills and its packaging technology to provide SAW-based solutions to the current and emerging needs of the electronics industry. The Company's products include more than 500 resonators, filters, oscillators, transceivers, transmitters and receivers. The Company's average selling prices within these product lines generally range from $.40 to $10 for low-power products and from $2 to $100 for communications products.

RESULTS OF OPERATIONS

     The following discussion relates to the financial statements of the Company for the fiscal year ended August 31, 2001 (current year or fiscal 2001), in comparison to the fiscal year ended August 31, 2000 (prior year or fiscal 2000), as well as the fiscal year ended August 31, 1999 (fiscal 1999). In addition, there is discussion of the financial statements for the three months ended August 31, 2001 (fourth quarter), in comparison to the three months ended August 31, 2000 (comparable quarter of the prior year), as well as the three months ended May 31, 2001 (previous quarter).

     The following table sets forth, for the years ended August 31 (i) the percentage relationship of certain items from the Company's statements of operations to total sales and (ii) the percentage change in these items from year to year:

                                             Percentage of Sales       Year-to-Year Change
                                                                        2000      1999
                                                                        to        to
                                          2001      2000      1999      2001      2000
                                          ----      ----      ----      ----      ----
Sales                                       100%      100%      100%       10%       (8)%
Cost of sales                                88        92        70         5        20
                                         ------    ------    ------    ------    ------
Gross profit                                 12         8        30        54       (74)
Research and development                      8        10        11       (18)      (18)
Sales and marketing                          11        13        11        (5)       12
General and administrative                    6         7         6       (10)       15
Restructuring                                 3         -         -         -         -
Litigation                                    -         1         -      (100)        -
                                         ------    ------    ------    ------    ------
   Total operating expenses                  28        31        28        (3)        3
                                         ------    ------    ------    ------    ------
   Income (loss) from operations            (16)      (23)        2        24    (1,026)
Other income (expense), net                  (3)       (1)        -       146       337
                                         ------    ------    ------    ------    ------
   Income (loss) before income taxes        (19)      (24)        2        15    (1,224)
Income tax (benefit) expense                  7        (8)        1       202    (1,443)
                                         ------    ------    ------    ------    ------
   Net income (loss)                        (26)%     (16)%       1%      (74)%  (1,144)%
                                         ======    ======    ======    ======    ======

Sales

     The following table sets forth the components of the Company's sales and percentage relationship of the components to total sales for the periods indicated:

                                                          Year Ended August 31,
                                             2001                2000                 1999
                                     -------------------- -------------------- -------------------
                                                    %                   %                   %
                                      Amount    of Total   Amount    of Total   Amount   of Total
                                      ------    --------   ------    --------   ------   --------
                                                         (Dollars in thousands)
Product sales:
   Low-power Product Group:
     Low-power components             $31,376        61%   $31,376        66%  $35,317        69%
     Virtual Wire(R) radio produc      10,058        19      7,269        15     7,456        15
                                      -------   -------    -------   -------   -------   -------
        Subtotal                       41,434        80     38,645        81    42,773        84

     Communications Products Group:
       Frequency control modules        3,187         6      2,365         5     3,622         7
       Filters                          6,391        12      5,860        13     4,669         9
                                      -------   -------    -------   -------   -------   -------
        Subtotal                        9,578        18      8,225        18     8,291        16
                                      -------   -------    -------   -------   -------   -------
        Total product sales            51,012        98     46,870        99    51,064       100
Technology development sales              759         2        386         1       233         -
                                      -------   -------    -------   -------   -------   -------
        Total sales                   $51,771       100%   $47,256       100%  $51,297       100%
                                      =======   =======    =======   =======   =======   =======

     Sales increased 10% in fiscal 2001 as compared to fiscal 2000. The Company's base Low-power Components business remained constant, but all the other product lines combined increased almost 27%, primarily due to an increased number of units sold of those products. In the past several years, the Company has concentrated its product development and sales promotion efforts on the Virtual Wire(R), frequency control and filter product lines. The increase in sales in fiscal 2001 is a result of increased market acceptance of the new products that have been developed for those product lines.

     Sales previously decreased 8% in fiscal 2000 as compared to fiscal 1999, primarily due to a decrease in number of units sold of Low-power Component products. Low-power Components sales decreased 11% in fiscal 2000 as a result of a decrease in the number of units shipped, primarily due to a change in the Company's sales policy largely occurring in the Company's first quarter. The Company decided not to offer special promotions programs to increase its turns business because of the impact the programs have had on the Company's long-term gross margins. This decision decreased sales in all product lines in the first quarter, but particularly Low-power components. In addition, average selling prices for Low-power Components products declined 7% from the prior year due to continuing competitive pressures.

     During fiscal 2000 and fiscal 2001, however, the average selling prices for Low-power Component products stabilized due to the Company's decision to discontinue special promotions programs and various other efforts by the Company. The Company believes that the markets for its Low-power Component products are still competitive and have attracted large international competitors, particularly for the automotive segment. This increase in competition has resulted in lower average selling prices. The Company believes that the lower average selling prices may continue to offset results from an increase in the number of additional units sold. Therefore, sales for Low-power Components may not increase or maintain the same level in future periods.

     Sales for Virtual Wire(R) Short-range Radio products increased 38% in fiscal year 2001, while they decreased 3% in fiscal 2000. In both years, sales were favorably impacted by an increase in the number of units sold for these products as they achieved greater acceptance in the marketplace. In the prior year, average selling prices for these products decreased 22% as the products reached higher volume price points, which resulted in a small overall decrease in sales. During the year, the Company completed the transition of customers from the first generation version to the second generation version of these products. The second generation version of the products are designed to be more cost effective and provide additional performance. The Company intends to continue working with its customers to develop new applications using Virtual Wire(R) Short-range Radio products. The timing of any sales resulting from such new applications is dependent upon the customers' product development and product introduction cycles. It is difficult to predict when, or if, these new products will have a significant impact on the Company's sales.

     Filter sales increased 9% in fiscal 2001, compared to an increase of 26% in fiscal 2000, primarily as a result of an increase in the number of units sold in each year. The Company has increased its engineering resources in this area and has developed new products. The increase in number of units sold reflects success in several of these programs. The Company expects to continue investing in development of new Filter products and believes the rapidly growing wireless communications markets they serve represent a positive growth opportunity. Filter products have a long development and introduction cycle and there can be no assurance as to when or if this focus on Filter products will have a significant impact on the Company's sales.

     Frequency Control Module sales increased 35% in fiscal 2001 compared to a decrease of 35% in fiscal 2000. The increase in fiscal 2001 was primarily due to the introduction of a new line of optical timing products based upon patented technology that targets the Optical Dense Wave Division Multiplex (DWDM) marketplace. The Company believes that products serving the optical network market represent a positive growth opportunity and introduced a surface mount version of these products in the fourth quarter. However, the optical timing products are primarily directed at the telecommunications market which has suffered a general economic downturn in the past year and it is not certain when or if these new products will have a significant impact on the Company's sales. The reduction in sales in fiscal 2000 was primarily due to a reduced number of units sold for several types of older products and the Company expects that demand for these older products may not return to former levels or may continue to decline.

     The Company's top five customers accounted for approximately 32%, 36%, and 32% of the Company's total sales in fiscal 2001, 2000 and 1999, respectively. Distribution related customers accounted for approximately 22%, 22% and 21% of the Company's total sales in fiscal 2001, 2000 and 1999, respectively. One customer accounted for 10% or more of total sales in fiscal 2001, while no customers accounted for 10% or more for fiscal years 2000 and 1999. Insight Electronics is the Company's domestic distributor and accounted for 10.5% of total sales in fiscal year 2001. The Company's sales strategy is to seek diversification in its customer base; however, due to the very competitive nature of the markets in which it competes, the Company is not certain it will be able to continue to achieve this diversification.

     International sales (primarily in Europe and Asia) were approximately 52%, 62% and 57% of the Company's total sales during fiscal years 2001, 2000 and 1999, respectively. The Company considers all product sales with a delivery destination outside North America to be international sales. These sales are denominated primarily in U.S. currency, although some European customers will require the Company to price in Euros in calendar year 2002. The Company intends to continue its focus on international sales and anticipates that international sales will continue to represent a significant portion of its business. International sales are subject to fluctuations as a result of local economic conditions and competition, and the Company cannot predict whether it will continue to derive a significant portion of its business from international sales.

     While the Company has achieved sales increases in prior periods, there can be no assurance that this can be achieved in future periods. The Company's success is highly dependent on achieving technological advances in its product design and manufacturing capabilities at both the Dallas and offshore locations, as well as its ability to sell its products in a competitive marketplace that can be influenced by outside factors such as economic and regulatory conditions. Competition from alternative technologies or from competitors duplicating the Company's technologies may adversely affect selling prices and market share.

Gross Profit Margin

     Gross profit margin increased to 11.9% in fiscal 2001, compared to 8.5% in fiscal 2000, and 29.9% in fiscal 1999. The increase in current year gross margin resulted from the initial impact of the Company's program to reduce manufacturing costs. There are several elements to the cost reduction program. The first element is the move of volume assembly operations offshore to contract manufacturing alliances. The Company believes a successful offshore manufacturing program could result in a material reduction in manufacturing costs. During the current fiscal year, considerable progress has been made toward this goal. By the end of the fourth quarter of fiscal 2001, the Company's offshore manufactures assembled more than 50% of all shipments, measured by revenue. The Company expects that the balance of the low-power component production will be moved offshore by the end of the first quarter of fiscal year 2002. In addition, the Company entered into a manufacturing service contract with Morioka Seiko Instruments, Inc., a wholly owned subsidiary of Seiko Instruments, Inc., for assembly of its Virtual Wire(R) products. The Company expects the Seiko manufacturing arrangement to be in full production by the third quarter of fiscal year 2002. At that time, the Company expects most of its shipments to be from offshore sources.

     The second element of the cost reduction program is to reduce costs in the Company's Dallas operations. The Company reduced its Dallas workforce, including contract labor, 41% during fiscal 2001 and expects further reductions by the end of November 2001. Most of the reductions were related to the transition to offshore manufacturing. The majority of this reduction occurred late in the fourth quarter of fiscal 2001, so the anticipated favorable impact will be in fiscal year 2002.

     The last element of the cost reduction program is to transition the Company's Virtual Wire(R) customers to more cost-effective second-generation products. This was largely completed by the fourth quarter of fiscal 2001. The Company incurred a great deal of cost in making this transition. Largely due to this conversion, both the current year and the prior year cost of sales included approximately $1.2 million in special inventory charges related to elimination of product lines and transition to offshore manufacturing.

     The Company believes that the net result of the cost reductions completed or planned will result in an improvement in gross margins to 20% or more of sales in the first fiscal quarter of fiscal 2002. Given the complexities of the manufacturing processes involved, however, there can be no assurance that the offshore program will be successful.

     The decline of gross margins in fiscal year 2000 from 29.9% to 8.5% was the result of three factors. First, the sales prices for the Low-power Component products declined due to competitive pressures in the market place. This decline in average selling price was not matched by a decrease in per unit manufacturing costs. In the first quarter of fiscal 2000, the Company changed its sales strategy to no longer offer special promotions programs to increase its turns business. This change has had the effect of stabilizing prices for its Low-power Component products. Currently, these products are still sold in a very competitive market and it is not certain that a strategy to seek stable prices will allow the Company to increase or even maintain its sales levels. If selling prices need to be reduced to maintain sales levels, it is not certain if the Company can reduce per unit manufacturing costs in future periods to the same extent as the decrease in selling prices. If that were to occur, gross margins would be materially and adversely impacted. The second factor causing decreased margins was a decline in sales volume in fiscal year 2000 that resulted in higher fixed overhead costs as a percentage of sales. In addition, the Company added equipment and other manufacturing overhead costs to increase the capacity in its facilities to handle both new products and an increased volume of its older products. As a result, overhead costs as a percentage of sales increased significantly in fiscal 2000. A significant target of the Company's ongoing cost reduction program is to reduce fixed manufacturing costs. If that were not successful, overhead costs would remain at high levels and could increase as a percentage of sales. The last factor resulting in lower margins was $1.2 million in special charges to Cost of Sales in the first quarter of fiscal year 2000, primarily related to the transition to new products.

     The Company has in the past experienced sudden increases in demand, which have put pressure on its manufacturing facilities to increase capacity to meet this demand. In the current year for instance, the Company experienced some difficulty in securing the additional labor resources necessary to meet rising demand. In addition, new products sometimes require different manufacturing processes than the Company currently possesses. The Company has converted the majority of its assembly manufacturing requirements to offshore contractors. The Company may not be able to increase its manufacturing capacity, the manufacturing capacity of its assembly contractors, or improve its manufacturing processes in a timely manner so as to take advantage of increased market demand. Failure to do this would result in a loss of potential sales in the periods impacted.

Research and Development

     Research and development expenses decreased approximately $850,000 in fiscal 2001 and $1 million in fiscal 2000. The current year's decrease was caused by the following factors. First, an additional $100,000 in costs were reclassified to Cost of Sales related to technology development sales contracts which increased in fiscal 2001 and 2000. Second, personnel costs have been reduced, primarily due to reallocations from engineering design functions to manufacturing process engineering and manufacturing management functions to improve manufacturing output and efficiency and to support the offshore transition. Third, expenses in fiscal 2000 included approximately $200,000 in tooling depreciation expense that did not recur in fiscal 2001.

     The reduction in research and development expense in fiscal 2000 was primarily due to an unusually high level of expenses that occurred in fiscal year 1999. Included in these expenses were approximately $300,000 related to the introduction of a new packaging process and approximately $550,000 related to the costs of the transceiver product introduction. Since these unusual costs did not recur in fiscal 2000, this also accounted for the majority of the decrease compared to 1999. In addition, in fiscal 2000 there was an increase of approximately $150,000 in engineering costs included in Cost of Sales related to an increase in technology development sales. The Company believes that the continued development of its technology and new products is essential to its success and is committed to continuing its investment in research and development. The Company expects its investments in research and development to remain approximately the same or increase in absolute dollars over the next several quarters.

Sales and Marketing

     In fiscal 2001, sales and marketing expenses decreased approximately $300,000 (5%) from the prior year, due primarily to a change in the Company's program to reduce commission rates. Sales and marketing expenses increased approximately $630,000 (12%) in fiscal 2000 compared to fiscal 1999. The increase in fiscal 2000 was due to an increase in sales commission expense resulting from the Company's efforts to increase sales by expanding the geographic and account responsibilities of its sales representative firms. Over the past several years the Company has conducted an ongoing review of its sales representation program and feels it now has an optimum coverage and rate structure. Sales and marketing expenses were 11% of sales in fiscal 2001, which is the same as they were in fiscal 1999. The Company expects to incur comparable sales and marketing expenses in absolute dollars over the next several quarters, with the exception of sales commission expenses that will fluctuate in line with sales levels.

General and Administrative

     General and administrative expenses decreased approximately $360,000 (10%) in fiscal year 2001 after increasing approximately $450,000 (15%) in fiscal 2000. The increase in 2000 was primarily attributable to approximately $600,000 in employee severance costs. Comparable charges in 2001 are classified as restructuring costs. General and administrative expenses were 6% of total sales in fiscal 2001 and were the same in fiscal 1999. The Company recently reduced general and administrative expenses and expects they will continue to decline slightly or remain constant in absolute dollars over the next several quarters.

Restructuring

     Restructuring expenses were approximately $1.4 million in fiscal 2001 compared to zero in the prior two years. Restructuring expenses consist of the following. First, a fixed asset charge of $1 million was taken to write down or write off fixed assets that will no longer be required due to the decision to close a portion of the Dallas operations. Second, a charge of $400,000 was taken to cover the severance costs of employees whose positions have been or will be eliminated by the manufacturing restructuring. The Company anticipates the related manufacturing changes will be fully implemented by the end of the first quarter of fiscal 2002.

Litigation

     Litigation expense, which amounted to zero in fiscal 2001 and $301,000 in fiscal 2000, primarily consists of expenses related to the resolution of several unrelated legal issues. All of the matters have been resolved and the Company does not anticipate similar expenses in future periods, except for immaterial expenses incurred in the ordinary course of its operations.

Other Income (Expense)

     During the current year the Company refinanced its operations with a banking agreement that resulted in the purchase of equipment that was formerly leased. The additional debt and interest expense incurred from this purchase were partially offset by lower manufacturing expenses due to the elimination of related equipment rental expense. Other expense primarily consisted of interest expense on the Company's debt, including amendment fees, and increased approximately $900,000 in the current year due to the increase in debt. Other expense increased approximately $500,000 in fiscal 2000 compared to fiscal 1999 due to increased indebtedness, resulting in an increase in interest expense. The Company expects that borrowings will remain at comparable levels over the next several quarters resulting in a stable level of other expense, except for any reduction in interest rates due to a reduction in the prime rate as provided in the bank agreement.

Income Tax Expense (Benefit)

     FAS 109 requires companies to establish a valuation allowance against deferred tax assets unless their realization is more likely than not based upon historical data. In fiscal year 2001, the Company experienced its second consecutive year of losses which included various restructuring charges that occurred in the fourth quarter. In consideration of those loss years and the uncertain economic environment, the Company decided to fully reserve, in a noncash charge, all tax benefits that had been recorded, which amounted to approximately $5.6 million at the end of the third quarter. Therefore, the Company's tax provision for the fiscal year was a $3.7 million expense, compared to a $3.6 million benefit in the prior year. The potential tax savings from the loss carryforwards are still available to the Company however. Therefore, income in future periods for the foreseeable future will largely be shielded from taxation. This will improve both reported earnings and cash flow in the future.

Earnings per Share

     The net loss for the current year was $13.2 million, compared to a $7.6 million loss in the prior year and net income of $729,000 in fiscal 1999. The Company's diluted loss per share for fiscal 2001 was $1.97 per share, compared to $1.26 per share for fiscal 2000 and net income of $.12 per share for fiscal 1999. The current year earnings per share includes the effect of all the special charges that occurred in the fourth quarter of the current year.

Fourth Quarter of Fiscal 2001

     Unaudited quarterly financial data is presented in Note 13 of the accompanying financial statements.

     Sales for the fourth quarter of $12.5 million decreased approximately 4%, compared to $13.0 million in the comparable quarter of the prior year. Sales were also down approximately 17% compared to the previous third quarter in which the Company had a record $15.1 million in sales. The sales decrease in the current year was primarily due to a decrease in the number of units sold in the Company's product lines and reflects the general downturn in the economy. Sales of filter products to telecommunication customers were down 55% from the previous quarter. The Company believes the impact of the general economic downturn could cause sales for the next quarter to be down another 10% to 15%. The Company also believes the diversity of its product offering and customer base moderates to a great extent the impact of economic changes on any particular industry or market.

     Gross profit margins were 5.2% in the fourth quarter, compared to 15.5% for the comparable quarter of the prior year and 18.6% from the previous quarter. Included in the quarter were approximately $1.2 million in special inventory charges to write off or reserve inventory resulting from the Company's decision to restructure its manufacturing facilities. Without this special reserve, the gross margin for the quarter would have been approximately 14.8% and comparable to the prior year. The reduction in gross margin from the previous quarter was due to relatively high fixed overhead costs being spread over a smaller sales volume. A key element of the Company's cost reduction program is a reduction in fixed overhead costs. A large amount of cost reduction took place late in the fourth quarter and the Company believes gross margins in the first quarter of fiscal 2002 may increase to 20% of sales or more, although there is no assurance that this will happen.

     Operating expenses for the fourth quarter were approximately $4.3 million for the current quarter, compared to approximately $3.9 million for the comparable quarter of the prior year and $3.2 million for the previous quarter. Current quarter expenses included $1.4 million in restructuring charges and accounts for the increases over the prior periods noted. The prior year's fourth quarter included a $301,000 charge for litigation and unusual legal expenses that did not recur, and the previous quarter included a much larger amount of sales commissions than the current quarter, due to a much higher level of sales. The Company expects that operating expenses will continue to decline slightly in the next quarter as its cost reduction program has additional effect.

     The pre-tax loss for the fourth quarter was approximately $4.2 million compared to a loss of $2.1 million in the comparable quarter of the prior year. On a proforma basis, which excludes the special charges, the pre-tax loss for the fourth quarter would have been approximately $1.6 million, which reflects increased gross margins and reduced operating expenses from recent quarters that had similar sales volume. The Company expects this improvement to continue as margins improve and operating expenses decline. Diluted loss per share was $1.40 in the fourth quarter, compared to a loss of $.20 for the comparable quarter of the prior year and $.08 for the previous quarter. Without the unusual expenses in the quarter, the loss for the current quarter would have been $.15 per diluted share.

FINANCIAL CONDITION

Financing Arrangements

     In December 2000, the Company entered into an agreement with a commercial bank for a credit facility consisting of a $13.5 million revolving credit facility and a $3 million term note. Included in the revolving credit facility is an $8 million loan that is supported by the Export/Import bank (Exim bank). Both facilities terminate on December 31, 2003. The proceeds of these new loans and the sale of approximately $3.6 million in short term investments were used to pay off approximately $6.9 million under the prior revolving credit facility, as well as $8.8 million in obligations related to an equipment-collateralized operating lease facility. As a result, the Company completely satisfied its obligations to its former bank and acquired approximately $8.3 million in capital assets that had formerly been utilized under operating leases.

     The structure of the banking agreement ties amounts borrowed under the agreement to a borrowing base consisting of certain receivables, inventory, and fixed assets. Essentially all the assets of the Company, tangible and intangible, are pledged as collateral under both facilities. The term loan requires equal monthly payments of principal totaling $50,000 plus interest which began in January 2001. The interest rate for both facilities is 2% over the lender's prime rate. As part of the agreement, the bank was given a ten-year warrant to purchase 30,000 shares of the Company's common stock at $5.00 per share. This credit facility contains financial covenants relating to various matters, including but not limited to minimum net worth, quarterly and monthly earnings, and limitations on changes in corporate structure, and restrictions on dividends and capital spending. On three occasions, the Company has amended the banking agreements to relax those covenants for one-time fees in the aggregate amount of $205,000. As of August 31, 2001, the Company was in compliance with the amended covenants. Although the Company believes that it will continue to meet the covenants, there is no assurance that this will occur. Should there be a future covenant violation without a waiver on favorable terms, there could be a significant adverse impact on the Company's operations.

     In December 2000 the Company entered into an agreement to raise approximately $2,000,000 in cash by the sale of common stock and warrants to purchase common stock. The sale consisted of 533,332 units. Each unit was sold at a price of $3.75 and consisted of one share of common stock and a three-year warrant to purchase one share of common stock at $7.50. The agreement called for certain restrictions on the sale or further acquisition of stock by the investors, as well as the right to require registration in the future. The proceeds of the sale of this stock will be used to support the operations of the Company.

Cash Flows

     Liquidity at August 31, 2001 consisted primarily of approximately $332,000 of cash and approximately $1 million available under the banking agreement. Net cash used in operating activities was $1.6 million in the year-to-date period of fiscal 2001 as compared to net cash used in operating activities of $3.1 million for the year-to-date period of fiscal 2000. The $1.5 million improvement from year to year was primarily due to a reduction in the net loss adjusted for noncash items, which was a net use of cash of $3.2 million in fiscal 2001, compared to $5.2 million in fiscal year 2000. This improvement is a result of the Company's cost reduction program which is targeted to improve gross margins and operating expenses. In each year the use of cash to finance a net loss was partially offset by a reduction in working capital. The reduction in working capital was $1.5 million in the current year and $2.1 million in the prior year.

     The Company plans to maintain a positive cash flow from operations for fiscal 2002 as it did in the fourth quarter of fiscal 2001 when cash flow from operations was a positive $2 million. The fourth quarter, however, benefited from a $3.7 million reduction in working capital due to an intensive management effort. The Company does not expect working capital reductions of this magnitude to continue. However, the Company believes that improvements in net income and the significant amount of depreciation projected will result in positive cash flow from operations. This should allow the Company to operate in a normal manner for the next fiscal year, despite a relatively low amount of cash reserves. However, there can be no assurance that this will be achieved.

     Cash used in investing activities was $5.3 million for the current year, primarily as a result of approximately $9.2 million in capital expenditures which consisted of $8.3 million that had formerly been leased and $900,000 of new items. This was partially financed by the net sale of $3.5 million in short-term investments. Cash used in investing activities was $0.6 million in the prior year due to $1.5 million in capital expenditures offset by a net sale of $1.0 million in short-term investments. The Company expects to acquire up to $1 million of capital equipment by the end of fiscal 2002, consisting primarily of equipment needed for its wafer fabrication manufacturing facilities. Due to its offshore manufacturing initiative, the Company does not expect to require significant additions to its assembly facilities or equipment.

     Net cash generated from financing activities was $6.8 million in 2001 and $3.5 million in 2000. In the current year, approximately $4.1 million was raised from a net increase in borrowings and $2.7 million in sales of stock (from the equity agreement mentioned above), stock options and the employee stock purchase plan. Under the Company's banking agreement, all receipts on trade receivables are applied to loans that are outstanding and the Company borrows funds to support its activities according to its borrowing base. As a result, repayments on debt and borrowings are large relative to sales. In the prior year, $1.1 million was raised in a net increase in borrowings and $2.4 million in sales of stock.

     As of the August 31, 2001, the Company had approximately $1.0 million available under its banking agreement based upon the borrowing base at that time. In addition, approximately $3.6 million more may become available under the banking agreement if the Company's borrowing base were to increase sufficiently to support increased borrowing. However, there can be no assurance that this will happen. While the Company is completing the transition of its assembly operation to offshore sources, there could be a working capital short fall, particularly in December 2001. The Company believes that cash generated from operations, if any, its cash balances and the amounts available under its credit facility will be sufficient to meet the Company's operating cash requirements through the fiscal year 2002. To the extent that these sources of funds are insufficient to meet the Company's capital or operating requirements, the Company may be required to raise additional funds. No assurance can be given that additional financing will be available or, if available, that it will be available on acceptable terms. Should that occur, there could be a significant adverse impact on the Company's operations.

FORWARD-LOOKING STATEMENTS

     Except for the historical information contained herein, the preceding discussions in this report contain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as in the sections entitled "Business," "Legal Proceedings", "Selected Financial Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report.

     This report and other presentations made by RFM contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Although RFM believes that in making any such statements its expectations are based on reasonable assumptions, any such statement involves uncertainties and is qualified in its entirety by reference to the following important factors, among others, that could cause the actual results of RFM to differ materially from those statements: (i) timely development, acceptance and pricing of new products; (ii) timely implementation of manufacturing processes and transition to offshore manufacturing; (iii) ability to obtain production material and labor; (iv) the potential transition to value-added products; (v) the impact of competitive products and pricing; (vi) general industry trends;
(vii) general economic conditions as they affect RFM's customers and manufacturing partners; and (viii) availability of required financing on favorable terms. The Company does not assume any obligation to update any forward-looking information contained in this document.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is included in Appendix A attached hereto and incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is found under the heading Nominees and the heading Executive Officers of the Registrant in the definitive proxy statement to be filed by RF Monolithics, Inc. with the Securities and Exchange Commission (Commission) on or about December 14, 2001, in connection with the 2002 Annual Meeting.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is found under the heading Executive Compensation in the definitive proxy statement to be filed with the Commission by RF Monolithics, Inc. on or about December 14, 2001.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is found under the heading Security Ownership of Certain Beneficial Owners and Management in the definitive proxy statement to be filed by RF Monolithics, Inc. with the Commission on or about December 14, 2001.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is found under the heading Certain Transactions in the definitive proxy statement to be filed by RF Monolithics, Inc. with the Commission on or about December 14, 2001.

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

(a) 3.  Exhibits. See Exhibit Index in part (c), below.

(b) The Company did not file any reports on Form 8-K during the quarter ended August 31, 2001.

(c)
        Exhibit
        Number      Description
        3.1         Restated Certificate of Incorporation of Registrant. (2)
        3.2         Bylaws of Registrant. (2)
        4.1         Reference is made to Exhibits 3.1 and 3.2.
        4.2         Specimen Stock Certificate. (2)
        4.3         Rights Agreement dated as of December 20, 1994. (15)
        4.4         First Amendment to Rights Agreement dated August 14, 1996.
                    (16)
        4.5         Second Amendment to Rights Agreement dated December 11,
                    2000. (18)
        4.6         Form of Unit Subscription Agreement for Common Stock and
                    Warrants between the Registrant and certain investors dated
                    December 11, 2000. (19)
        4.7         Form of Common Stock Purchase Warrant between Registrant and certain investors. (19) Form of Registration Rights
                    Agreement between Registrant and certain investors dated
        4.8         December 11, 2000. (19)
        10.1        Form of Indemnity Agreement entered into by the Registrant and each of its officers and directors. (1)
        10.2        1982 Incentive Stock Option Plan, as amended and related
                    grant forms. (1)
        10.3        1982 Supplemental Stock Option Plan, as amended and related grant forms. (1)
        10.4        1986 Incentive Stock Option Plan, as amended and related
                    grant forms. (1)
        10.5        1986 Supplemental Stock Option Plan, as amended and related grant forms. (1)
        10.6        Form of Employee Stock Purchase Plan. (1)
        10.7        Form of Employee Stock Purchase Plan Offering. (1)
        10.8        Non-Employee Director's Stock Option Plan. (2)
        10.9        Form of Non-Employee Director's Stock Option. (1)
        10.10       Lease Agreement between the Registrant and Jeff Yassai. (2)
        10.11       Lease Agreement between the Registrant and JFC Growth Fund,
                    Ltd. (2)
        10.12       Transfer Agreement between the Registrant and Peter V.
                    Wright, dated October 31, 1990. (1)
        10.13       Agreement regarding payment due under the October 31, 1990,
                    Transfer Agreement between the Registrant and Peter V.
                    Wright, dated March 30, 1994. (1)
        10.14       Letter Agreement by and between the Registrant and Comerica
                    Bank - Texas, dated January 1, 1994. (1)
        10.15       Promissory Note between the Registrant and Comerica Bank -
                    Texas, dated December 1, 1994. (3)
        10.16       Promissory Note between the Registrant and Comerica Bank -
                    Texas, dated March 1, 1995. (4)
        10.17       Master Lease Agreement between Registrant and Banc One
                    Leasing Corporation, dated November 3, 1995. (5)
        10.18       Form of Restrictive Stock Bonus Agreement to be entered
                    November 30, 1995. (6)
        10.19       Loan Letter Agreement and Promissory Note between the
                    Registrant and Bank One, Texas, N.A. dated March 8, 1996.
                    (7)

        10.20 Promissory Note between the Company and Gary A. Andersen dated March 28, 1996. (7)
        10.21 Change of Control Agreement between the Company and Gary A. Andersen and Sam L. Densmore dated December 18, 1995. (7)
        10.22 Separation and Consulting Agreement between the Company and Gary A. Andersen dated August 13, 1996. (8)
        10.23       Form of Change of Control Agreement for certain officers.
                    (9)
        10.24 Separation and Consulting Agreement between the Company and Chris G. Conlin dated June 10, 1998. (10)
        10.25       Form of Restricted Stock Bonus Agreement. (11)
        10.26       1999 Equity Incentive Plan. (11)
        10.27       Form of Notice of Grant of Stock Options and Grant
                    Agreement. (11)
        10.28 Promissory Note between the Company and James P. Farley dated November 30, 1999. (12)
        10.29 Promissory Note between the Company and Darrell Ash dated November 30, 1999. (12)
        10.30 Separation Agreement between the Company and Sam L. Densmore dated November 11, 1999. (12)
        10.31 Waiver and Third Amendment to Loan Agreement, dated as of February 29, 2000, among RF Monolithics, Inc., Banc One Leasing Corporation, and Bank One, Texas, National Association. (13)
        10.32 Promissory Note, dated February 29, 2000, in the principal amount of $7,500,000, executed and delivered by RF Monolithics, Inc. to Bank One, Texas, National Association.
                    (13)
        10.33 Waiver and Amendment to Master Lease Agreement dated as of February 29, 2000, by and between RF Monolithics, Inc. and Banc One Leasing Corporation. (13)
        10.34 Collateral Pledge Agreement dated as of May 31, 2000, by RF Monolithics, Inc. in favor of Bank One, Texas, National Association. (14)
        10.35 Waiver and Fourth Amendment to Loan Agreement, dated as of May 31, 2000, among RF Monolithics, Inc., Banc One Leasing Corporation, and Bank One, Texas, National Association. (14)
        10.36 Promissory Note, dated May 31, 2000, in the principal amount of $7,500,000, executed and delivered by RF Monolithics, Inc. to Bank One, Texas, National Association. (14)
        10.37 Waiver and Amendment to Master Lease Agreement dated as of May 31, 2000, by and between RF Monolithics, Inc. and Banc One Leasing Corporation. (14)
        10.38 Separation Agreement between the Company and Thomas Phillips, Jr. dated July 14, 2000. (17)
        10.39 Consulting Agreement between the Company and Tom Garrett dated June 28, 2000. (17)
        10.40 Promissory Note, dated May 12, 1999, in the principal amount of $19,500.00, executed and delivered by RF Monolithics, Inc. to David Kirk. (17)
        10.41 Consulting Agreement between the Company and Michael Bernique dated June 23, 1999. (17)
        10.42 Credit and Security Agreement between Registrant and Wells Fargo Business Credit, Inc. dated as of December 8, 2000.
                    (19)
        10.43 Revolving Note between Registrant and Wells Fargo Business Credit, Inc. dated as of December 8, 2000. (19)
        10.44 Term Note between Registrant and Wells Fargo Business Credit, Inc. dated as of December 8, 2000. (19)

       10.45 Registration Rights Agreement between Registrant and Wells Fargo Business Credit, Inc. dated as of December 8, 2000. (19)
       10.46 Warrant Agreement between Registrant and Wells Fargo Business Credit, Inc. dated as of December 8, 2000. (19)
       10.47 Credit Agreement between Registrant and Wells Fargo Bank Minnesota, N.A. dated as of December 8, 2000. (19)
       10.48 Revolving Note between Registrant and Wells Fargo Bank Minnesota, N.A. dated as of December 8, 2000. (19)
       10.49 Export-Import Bank of the United States Working Capital Guarantee Program Borrower's Agreement dated as December 8, 2000. (19)
       10.50 Promissory Note, dated January 29, 2001, in the principle amount of $41,768.74, executed and delivered by RF Monolithics, Inc. to David T. Somerville.(19)
       10.51 Manufacturing Agreement between Registrant and Automated Technology (Phil.) Inc. Electronics Corporation dated February 22, 2001. (20)
       10.52 Manufacturing Agreement between Registrant and Cirtek Electronics Corporation dated March 23, 2001. (20)
       10.53 First Amendment to Credit and Security Agreement between Registrant and Wells Fargo Business Credit, Inc. dated March 30, 2001. (20)
       10.54 First Amendment to Credit and Security Agreement between Registrant and Wells Fargo Bank Minnesota, N.A. dated March 30, 2001. (20)
       10.55 Amendment 1 to manufacturing agreement between Registrant and Cirtek Electronics Corporation dated June 1, 2001. (20)
       10.56 Manufacturing and Technical Support Agreement between Registrant and Morioka Seiko Instruments Inc. dated June 11, 2001. (20)
       10.57 Second Amendment to Credit and Security Agreement between Registrant and Wells Fargo Business Credit, Inc. dated August 23, 2001. (21)
       10.58 Second Amendment to Credit and Security Agreement between Registrant and Wells Fargo Bank Minnesota, N.A. dated August 23, 2001. (21)
       10.59 Amendment 1 to manufacturing agreement between Registrant and Automated Technology (Phil.) Inc. Electronics Corporation dated July 19, 2001. (21)
       11.1     Computation of net income per share. (21)
       23.1     Consent of Deloitte & Touche LLP, Independent Auditors. (21)
       24.1     Power of Attorney. See page 29.

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

         (17) Previously filed as an exhibit to the Annual Report on Form 10-K for the year ended August 31, 2000, and incorporated herein by reference.

         (18) Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended November 30, 2000, and incorporated herein by reference.

         (19) Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended February 28, 2001, and incorporated herein by reference.

         (20) Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended May 31, 2001, and incorporated herein by reference.

         (21)  Filed as an exhibit to this Annual Report on Form 10-K.

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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of November, 2001.

RF MONOLITHICS, INC.


By:      /s/ DAVID KIRK
         -------------------------------------
         David Kirk
         President and Chief Executive Officer

                                POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears on the following page constitutes and appoints Morton PLLC and David Kirk, respectively, his attorneys-in-fact for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that the said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of RF Monolithics, Inc. and in the capacities indicated on the 28th day of November, 2001.

/s/ DAVID KIRK                                   /s/ CORNELIUS C. BOND, JR.
--------------------------------                 -------------------------------
David Kirk                                       Cornelius C. Bond, Jr.
CEO, President & Director                        Director

/s/ JAMES P. FARLEY                              /s/ DEAN C. CAMPBELL
--------------------------------                 -------------------------------
James P. Farley                                  Dean C. Campbell
VP Finance and Controller                        Director

/s/ MICHAEL R. BERNIQUE                          /s/ FRANCIS J. HUGHES, JR.
--------------------------------                 -------------------------------
Michael R. Bernique                              Francis J. Hughes, Jr.
Chairman                                         Director

                                   APPENDIX A

                              FINANCIAL STATEMENTS

RF MONOLITHICS, INC.

INDEX TO FINANCIAL STATEMENTS -
ITEM 8 OF FORM 10-K

-----------------------------------------------------------------------------------------------------

                                                                                                 Page

INDEPENDENT AUDITORS' REPORT                                                                     F-2

CONSOLIDATED FINANCIAL STATEMENTS AND NOTES:

   Consolidated Balance Sheets as of August 31, 2001 and 2000                                    F-3

   Consolidated Statements of Operations for the Years Ended August 31, 2001, 2000 and 1999      F-4

   Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)
     for the Years Ended August 31, 2001, 2000 and 1999                                          F-5

   Consolidated Statements of Cash Flows for the Years Ended
     August 31, 2001, 2000 and 1999                                                              F-6

   Notes to Consolidated Financial Statements                                                    F-7

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of RF Monolithics, Inc.:

We have audited the accompanying consolidated balance sheets of RF Monolithics, Inc. and subsidiary (collectively referred to as the Company) as of August 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the three years in the period ended August 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of RF Monolithics, Inc. and subsidiary as of August 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP




Dallas, Texas
October 16, 2001

RF MONOLITHICS, INC.
CONSOLIDATED BALANCE SHEETS
AUGUST 31, 2001 AND 2000
(In Thousands)
--------------------------------------------------------------------------------

                                                                                            2001        2000
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                              $    332    $    542
   Short-term investments                                                                       --       3,543
   Trade receivables, less allowance of $210 and $320 in 2001 and 2000                       8,305       9,868
   Inventories                                                                              11,618      11,176
   Prepaid expenses and other                                                                  787       1,111
   Income taxes receivable                                                                      --       1,342
   Deferred tax benefit                                                                         --         756
                                                                                          --------    --------
           Total current assets                                                             21,042      28,338

PROPERTY AND EQUIPMENT - Net                                                                16,748      14,063
DEFERRED TAX BENEFIT                                                                            --       2,782
OTHER ASSETS - Net                                                                             562         584
                                                                                          --------    --------
TOTAL                                                                                     $ 38,352    $ 45,767
                                                                                          ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Line of credit and current portion of notes payable                                    $  1,400    $  6,898
   Capital lease obligations - current portion                                                  57          30
   Accounts payable - trade                                                                  4,718       5,602
   Accounts payable - construction and equipment                                               165         469
   Accrued expenses and other liabilities                                                    2,029       2,314
                                                                                          --------    --------
           Total current liabilities                                                         8,369      15,313

LONG-TERM DEBT - Less current portion:
   Notes payable                                                                             9,927          --
   Capital lease obligations                                                                    --          68
                                                                                          --------    --------
           Total long-term debt                                                              9,927          68

COMMITMENTS AND CONTINGENCIES (Notes 7, 12 and 13)                                              --          --

STOCKHOLDERS' EQUITY:
   Preferred stock: $.001 par value, 5,000,000 shares authorized; 0 issued
       in 2001 and 2000                                                                         --          --
   Common stock: $.001 par value, 20,000 shares authorized; 7,068 and
       6,208 shares issued in 2001 and 2000, respectively                                        7           6
   Additional paid-in capital                                                               32,767      30,562
   Common stock warrants                                                                       800          --
   Treasury stock, 36 common shares at cost                                                   (227)       (227)
   Retained earnings (deficit)                                                             (12,767)        474
   Unearned compensation                                                                      (524)       (359)
   Accumulated other comprehensive loss                                                         --         (70)
                                                                                          --------    --------
           Total stockholders' equity                                                       20,056      30,386
                                                                                          --------    --------

TOTAL                                                                                     $ 38,352    $ 45,767
                                                                                          ========    ========

See notes to consolidated financial statements

RF MONOLITHICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED AUGUST 31, 2001, 2000, AND 1999
(In Thousands, Except Per-Share Amounts)

--------------------------------------------------------------------------------------
                                                             2001      2000      1999
SALES                                                     $ 51,771  $ 47,256  $ 51,297
COST OF SALES                                              (45,597)  (43,250)  (35,950)
                                                          --------  --------  --------

GROSS PROFIT                                                 6,174     4,006    15,347

OPERATING EXPENSES:                                          3,852     4,700     5,697
   Sales and marketing                                       5,748     6,047     5,415
   General and administrative                                3,184     3,546     3,092
   Restructuring                                             1,399         -         -
   Litigation                                                    -       301         -
                                                          --------  --------  --------
           Total                                            14,183    14,594    14,204
                                                          --------  --------  --------

INCOME (LOSS) FROM OPERATIONS                               (8,009)  (10,588)    1,143

OTHER INCOME (EXPENSE):
   Interest income                                              83       249       268
   Interest expense                                         (1,557)     (866)     (420)
   Other                                                       (85)      (17)        7
                                                          --------  --------  --------
           Total                                            (1,559)     (634)     (145)
                                                          --------  --------  --------

INCOME (LOSS) BEFORE INCOME TAXES                           (9,568)  (11,222)      998
INCOME TAX EXPENSE (BENEFIT) - Current and deferred          3,673    (3,614)      269
                                                          --------  --------  --------
NET INCOME (LOSS)                                         $(13,241) $ (7,608) $    729
                                                          ========  ========  ========

EARNINGS (LOSS) PER SHARE :
   Basic                                                  $  (1.97) $  (1.26) $   0.13
                                                          ========  ========  ========
   Diluted                                                $  (1.97) $  (1.26) $   0.12
                                                          ========  ========  ========

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING:

   Basic                                                     6,712     6,046     5,783
                                                          ========  ========  ========
   Diluted                                                   6,712     6,046     5,932
                                                          ========  ========  ========

See notes to consolidated financial statements.

RF MONOLITHICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY AND COMPREHENSIVE INCOME (LOSS) YEARS ENDED AUGUST 31, 2001, 2000, AND 1999
(In Thousands)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                              Additional                                  Retained
                                                                Common Stock    Paid-in     Stock   Warrants   Treasury   Earnings
                                                               Shares   Amount  Capital     Shares    Amount    Stock     (Deficit)
BALANCE, AUGUST 31, 1998                                       5,696    $  6   $ 26,862        -      $   -    $    -     $  7,353

 Common stock options exercised, including tax benefit            48       -        275        -          -         -            -
 Forfeiture of common stock grants                                (4)      -        (26)       -          -         -            -
 Amortization of unearned compensation                             -       -          -        -          -         -            -
 Issuance of common stock under the Purchase Plan (Note 8)        61       -        485        -          -         -            -
 Issuance of common stock under 1997 Equity Incentive
  Plan (Note 8)                                                   74       -        447        -          -         -            -
 Treasury stock transactions                                       -       -          -        -          -      (227)           -
 Change in unrealized gain (loss) on investments                   -       -          -        -          -         -            -
 Net income                                                        -       -          -        -          -         -          729
                                                               -----    ----   --------      ---     ------    ------     --------
BALANCE, AUGUST 31, 1999                                       5,875    $  6   $ 28,043        -          -    $ (227)    $  8,082
                                                               =====    ====   ========      ===     ======    ======     ========
 Common stock options exercised, including tax
  benefit (Note 8)                                               262       -      2,044        -          -         -            -
 Forfeiture of common stock grants                                (8)      -        (50)       -          -         -            -
 Amortization of unearned compensation (Note 8)                    -       -          -        -          -         -            -
 Issuance of common stock under the Purchase Plan (Note 8)        69       -        350        -          -         -            -
 Issuance of common stock under 1997 Equity Incentive
  Plan (Note 8)                                                   10       -         79        -          -         -            -
 Issuance of stock options to non-employees (Note 8)               -       -         96        -          -         -            -
 Change in unrealized loss on investments                          -       -          -        -          -
 Net loss                                                          -       -          -        -          -         -       (7,608)
                                                               -----    ----   --------      ---     ------    ------     --------
BALANCE, AUGUST 31, 2000                                       6,208    $  6   $ 30,562        -     $    -    $ (227)    $    474
                                                               =====    ====   ========      ===     ======    ======     ========
Common stock issuances (Note 8):
 Bank Equity Agreement                                           533       1      1,909        -          -         -            -
 Restricted stock under the 1997 Equity Incentive Plan           121       -        406        -          -         -            -
 Stock options exercised, including tax benefit                   87       -        186        -          -         -            -
 Employee Stock Purchased Plan                                   135       -        486        -          -         -            -
Forfeiture of restricted stock grants                            (16)      -        (86)       -          -         -            -
Issuance of compensatory stock options                             -       -         19        -          -         -            -
Common stock warrants issued:
   With Bank Equity Agreement                                      -       -       (715)     533        715         -            -
   With notes payable (Note 6)                                     -       -          -       30         85         -            -
Amortization of unearned compensation                              -       -          -        -          -         -            -
Change in unrealized loss on investments                           -       -          -        -          -         -            -
Net loss                                                           -       -          -        -          -         -      (13,241)
                                                               -----    ----   --------      ---     ------    ------     --------
BALANCE, AUGUST 31, 2001                                       7,068    $  7   $ 32,767      563     $  800    $ (227)    $(12,767)
                                                               =====    ====   ========      ===     ======    ======     ========

                                                                               Accumulated
                                                                                  Other                       Comprehensive
                                                                Unearned      Comprehensive                       Income
                                                              Compensation    Income (Loss)        Total          (Loss)
BALANCE, AUGUST 31, 1998                                        $    (75)      $         20       $ 34,166                -

 Common stock options exercised, including tax benefit                 -                  -            275                -
 Forfeiture of common stock grants                                    26                  -              -                -
 Amortization of unearned compensation                                91                  -             91                -
 Issuance of common stock under the Purchase Plan (Note 8)             -                  -            485                -
 Issuance of common stock under 1997 Equity Incentive
  Plan (Note 8)                                                     (447)                 -              -                -
 Treasury stock transactions                                           -                  -           (227)
 Change in unrealized gain (loss) on investments                       -                (20)           (20)             (20)
 Net income                                                            -                  -            729              729
                                                                --------       ------------       --------    -------------
BALANCE, AUGUST 31, 1999                                        $   (405)      $          -       $ 35,499    $         709
                                                                ========       ============       ========    =============

 Common stock options exercised, including tax
  benefit (Note 8)                                                     -                  -          2,044                -
 Forfeiture of common stock grants                                    50                  -              -                -
 Amortization of unearned compensation (Note 8)                      171                  -            171                -
 Issuance of common stock under the Purchase Plan (Note 8)             -                  -            350                -
 Issuance of common stock under 1997 Equity Incentive
  Plan (Note 8)                                                      (79)                 -              -                -
 Issuance of stock options to non-employees (Note 8)                 (96)                 -              -                -
 Change in unrealized loss on investments                              -                (70)           (70)             (70)
 Net loss                                                              -                  -         (7,608)          (7,608)
                                                                --------       ------------       --------    -------------
BALANCE, AUGUST 31, 2000                                        $   (359)      $        (70)      $ 30,386    $      (7,678)
                                                                ========       ============       ========    =============

Common stock issuances (Note 8):
 Bank Equity Agreement                                                 -                  -          1,910                -
 Restricted stock under  the 1997 Equity Incentive Plan             (406)                 -              -                -
 Stock options exercised, including tax benefit                        -                  -            186                -
 Employee Stock Purchased Plan                                         -                  -            486                -
Forfeiture of restricted stock grants                                 86                  -              -                -
Issuance of compensatory stock options                               (19)                 -              -                -
Common stock warrants issued:
   With Bank Equity Agreement                                          -                  -              -                -
   With notes payable (Note 6)                                         -                  -             85                -
Amortization of unearned compensation                                174                  -            174                -
Change in unrealized loss on investments                               -                 70             70               70
Net loss                                                               -                  -        (13,241)         (13,241)
                                                                --------       ------------       --------    -------------
BALANCE, AUGUST 31, 2001                                        $   (524)                 -       $ 20,056    $     (13,171)
                                                                ========       ============       ========    =============

See notes to consolidated financial statements.

RF MONOLITHICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED AUGUST 31, 2001, 2000, AND 1999
(In Thousands)

-----------------------------------------------------------------------------------------------------------------------------
                                                                                     2001            2000               1999
OPERATING ACTIVITIES:
   Net income  (loss)                                                            $ (13,241)      $  (7,608)          $    729
   Noncash items included in net income (loss):
      Deferred income taxes                                                          3,538          (2,891)               (12)
      Depreciation and amortization                                                  6,362           5,203              4,328
      Reduction in provision for doubtful accounts                                     110             155                 82
      Amortization of unearned compensation                                            174             171                 90
      Decrease in other assets                                                         (90)           (203)               (49)
                                                                                 ---------       ---------           --------
           Net income (loss) adjusted for noncash transactions                      (3,147)         (5,173)             5,168
                                                                                 ---------       ---------           --------
   Cash provided by (used in) operating working capital:
      Trade receivables                                                              1,453             818                435
      Inventories                                                                     (442)            417             (3,079)
      Prepaid expenses and other                                                       324              97               (232)
      Accounts payable - trade                                                        (884)          1,298                905
      Accrued expenses and other liabilities                                          (259)            (56)               (64)
      Income tax receivable                                                          1,342            (491)              (851)
      Income taxes payable                                                             (26)             29               (439)
                                                                                 ---------       ---------           --------
           Net cash provided by (used in) operating working capital                  1,508           2,112             (3,325)
                                                                                 ---------       ---------           --------
           Net cash provided by (used in) operating activities                      (1,639)         (3,061)             1,843
                                                                                 ---------       ---------           --------
INVESTING ACTIVITIES:
   Purchase of short-term investments                                               (1,538)         (6,199)            (5,980)
   Proceeds from sale of short-term investments                                      5,081           7,172              6,858
   Acquisition of property and equipment                                            (9,247)         (1,536)            (4,712)
   Proceeds from disposition of property and equipment                                 382               -                  -
                                                                                 ---------       ---------           --------
           Net cash used in investing activities                                    (5,322)           (563)            (3,834)
                                                                                 ---------       ---------           --------

FINANCING ACTIVITIES:
   Borrowings on notes payable                                                      51,577           2,298              3,100
   Repayments of notes payable                                                     (47,148)           (505)              (500)
   Repayments of capital lease obligations                                             (41)           (317)              (647)
   Repayments of accounts payable - construction and equipment                        (304)           (375)               (22)
   Proceeds from common stock and warrants issued                                    2,667           2,393                760
   Common stock acquired under the Repurchase Program                                    -               -               (227)
                                                                                 ---------       ---------           --------
           Net cash provided by financing activities                                 6,751           3,494              2,464
                                                                                 ---------       ---------           --------
INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS                                       (210)           (130)               473

CASH AND CASH EQUIVALENTS:
   Beginning of year                                                                   542             672                199
                                                                                 ---------       ---------           --------
   End of year                                                                   $     332       $     542           $    672
                                                                                 =========       =========           ========

SUPPLEMENTAL INFORMATION:
   Interest paid                                                                 $   1,092       $     745           $    443
                                                                                 =========       =========           ========
   Income taxes (refunded) paid                                                  $  (1,268)      $    (799)          $  1,524
                                                                                 =========       =========           ========
   Noncash investing and financing activities - property and
      equipment acquisitions by capital leases                                   $      27       $      68           $     53
                                                                                 =========       =========           ========

See notes to consolidated financial statements.

RF MONOLITHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED AUGUST 31, 2001, 2000 AND 1999

--------------------------------------------------------------------------------


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Business - RF Monolithics, Inc. designs, develops, manufactures and markets a broad range of radio frequency (RF) component and module products in two areas: communications and low-power products. The Company's products, which are based on surface acoustic wave (SAW) technology, address the growing requirements in the electronics markets for miniaturization, reduced power consumption, increased precision, and greater reliability and durability. These products are incorporated into application designs in five primary markets: the automotive, distribution, industrial, consumer and telecommunications markets, and are sold primarily in North America, Europe and Asia. The Company's manufacturing operations are in Dallas, Texas and at two assembly partners in the Philippines.

      Consolidated Financial Statements include the accounts of RF Monolithics, Inc. and its wholly owned subsidiary, RFM Export, Inc. (referred to collectively as the "Company"). Significant intercompany balances and transactions are eliminated in consolidation.

      Financial Statement Preparation requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingencies as of the date of the financial statements and revenues and expenses for the period. Actual results could differ significantly from those estimates. Differences from those estimates are recognized in the period they become known.

      Revenues are recognized when products are shipped. That is the point at which legal title passes to the customer. The standard terms and conditions are FOB the Company's factory. The Company permits the return of defective products and accepts limited amounts of product returns in other instances. Accordingly, the Company provides allowances for the estimated amounts of these returns at the time of revenue recognition.

      Cash Equivalents represent liquid investments with maturities at the date of acquisition of three months or less.

      Short-Term Investments at August 31, 2000, represent primarily government and corporate obligations with original maturities at the date of acquisition of three or more months, which are classified as held-to-maturity and stated at cost. Because of the nature of the investments, the Company believes that there is very little credit risk in them.

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

      Impairment of Long-lived Assets is evaluated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of," which requires an entity to review long-lived tangible and intangible assets for impairment and recognize a loss if expected future undiscounted cash flows are less than the carrying amount of the assets; such losses are measured as the difference between the carrying value and the estimated fair value of the assets. The estimated fair value is determined based on expected discounted future cash flows. See Note 15 regarding restructuring charges related to impairment of tangible assets. There were no impairment charges related to intangible assets.

      Financial Instruments that potentially subject the Company to an interest and credit risk consist of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and debt instruments, the carrying value of which are a reasonable estimate of their fair values due to their short maturities or variable interest rates.

      Research and Development Costs are expensed as incurred. These costs do not include nonrecurring engineering costs related to contract technology development sales, which are included in cost of sales.

      Deferred Income Taxes are provided under the asset and liability method for temporary differences in recognition of income and expense for tax and financial reporting purposes.

      Basic Earnings (Loss) per Share is computed by dividing the net earnings
      (loss) by the weighted average shares of common stock outstanding during the period. Diluted earnings per share is similar to basic earnings per share except that it is based on the weighted average number of common and potentially dilutive shares (149,000 in 1999), from dilutive stock options and warrants to purchase common stock outstanding during each year. The dilutive effect of the options and warrants to purchase common stock are excluded from the computation of diluted net loss per share, if their effect is antidilutive. The number of common stock equivalents excluded from the diluted net loss per share computation at August 31, 2001 and 2000, because they were antidilutive, were as follows:

                                                    2001        2000

      Common stock options                       1,612,287    1,450,463
      Common stock warrants                        563,332            -
                                                 ---------    ---------

      Total                                      2,175,619    1,450,463
                                                 =========    =========


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

      New Accounting Standards - SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and 138, establishes standards for measuring, classifying and reporting all derivative financial instruments in the financial statements. SFAS No. 133 is effective for the Company beginning the first quarter of fiscal year 2001. The Company currently does not use any derivative financial products for hedging or speculative purposes and, as a result, there was no impact on the financial statements on implementing this standard.

      In June 2001, SFAS No.141 ("SFAS 141"), "Business Combinations", was issued. SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The adoption of SFAS 141 did not have an impact on the Company's financial statements.

      In June 2001, SFAS No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", was issued, which requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company will adopt SFAS No. 142 on September 1, 2002 and does not believe that the adoption of SFAS 142 will have a significant impact on its financial statements.

      In June 2001, SFAS No.143 ("SFAS 143"), "Accounting for Asset Retirement Obligations", was issued, which address financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It also applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. The Company will adopt SFAS No. 143 on September 1, 2002 and does not believe that the adoption of SFAS 143 will have a significant impact on its financial statements.

      In August 2001, SFAS No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets", was issued, which address the financial accounting and reporting for the impairment of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. The Company will adopt SFAS No. 144 on September 1, 2002 and does not believe that the adoption of SFAS 144 will have a significant impact on its financial statements.

2.    INVENTORIES

         Inventories consist of the following (in thousands):

                                                           2001          2000

         Raw materials and supplies                      $  4,761      $  6,362
         Work in process                                    3,792         2,631
         Finished goods                                     3,065         2,183
                                                         --------      --------

         Total                                           $ 11,618      $ 11,176
                                                         ========      ========

3.    PROPERTY AND EQUIPMENT

      Property and equipment consist of the following (in thousands):

                                                                                              2001             2000
        Machinery and equipment                                                             $ 36,194        $  25,729
        Equipment under capital leases                                                            97            2,753
        Construction in progress                                                                 157            1,059
        Leasehold improvements                                                                 5,262            5,854
        Computer software                                                                      2,561            2,531
        Office furniture                                                                         405              405
                                                                                            --------        ---------
        Total                                                                               $ 44,676         $ 38,331

        Less accumulated depreciation and amortization (including $15
           and $1,917 in 2001 and 2000, respectively, for capital leases)                     27,928           24,268
                                                                                            --------        ---------

        Property and equipment - net                                                        $ 16,748         $ 14,063
                                                                                            ========        =========

      Construction in progress includes equipment and other assets not yet placed in service primarily related to increasing the capacity of the manufacturing facilities.

4.    OTHER ASSETS

      Other assets consist of the following (in thousands):

                                                                                              2001             2000
        Patents, less accumulated amortization of $528
           and $451 in 2001 and 2000 respectively                                           $    291        $     222
        Patent deposits                                                                           61              171
        Other                                                                                    210              191
                                                                                            --------        ---------

        Total                                                                               $    562           $  584
                                                                                            ========        =========

5.    ACCRUED EXPENSES AND OTHER LIABILITIES

      Accrued expenses and other liabilities consist of the following (in thousands):

                                                                                              2001             2000
        Accrued payroll and compensation                                                    $    852        $   1,159
        Other accrued expenses                                                                 1,174            1,126
                                                                                            ========        =========

        Total                                                                               $  2,026        $   2,285
                                                                                            ========        =========

6.    NOTES PAYABLE

       Notes payable at August 31, 2001 and 2000, consist of the following (in thousands):

                                                                                          2001               2000
       Note payable under $13,500 revolving credit line and $3,000 term loan facility that expires on December 31, 2003, bearing interest at prime plus 2% (8.5% on August 31, 2001), collateralized by all accounts receivable, inventory and equipment and subject to certain covenants generally related to net worth, net income and capital
       expenditures, net of unamortized discount of $64 at August 31, 2001              $11,327            $     -

       Note payable under $6,898 revolving line-of-credit facility that expired
       December 31, 2000, bearing interest at 2% over the bank's prime floating
       rate or LIBOR                                                                    $     -            $ 6,898
                                                                                        -------            -------
       Total                                                                             11,327              6,898

       Less current portion                                                               1,400              6,898
                                                                                        -------            -------
       Long-term portion                                                                $ 9,927            $     -
                                                                                        =======            =======

      Revolving Line of Credit Facility - The Company's revolving line of credit facility (the "Revolving Facility") with an outstanding balance of $6,900,000 at August 31, 2000 was scheduled to expire on December 31, 2000. In December 2000, prior to expiration of the Revolving Facility the Company entered into a new Security and Loan Agreement (the "Agreement") with a commercial bank. The Company used to proceeds from the Agreement and the sale of approximately $3,600,000 in short-term investments to pay the outstanding balance on the Revolving Facility in December 2000 and to satisfy obligations of $8,800,000 related to an equipment-collateralized operating lease facility (leased assets were purchased for $8,300,000).

      Revolving Line of Credit and Term Loan Facility - On December 8, 2000, the Company entered into a new Security and Loan Agreement (the "Agreement") for a total credit facility consisting of a revolving line-of-credit facility up to $13,500,000, limited to the available borrowing base, which is based on the levels of eligible accounts receivable and inventory, as defined in the Agreement and a term loan facility of $3,000,000. At August 31, 2001 the balances outstanding on the revolving line of credit and term loan were $8,826,000 and $2,565,000 respectively. Both facilities expire on December 31, 2003, however the term loan facility requires monthly payments of $50,000. Interest is payable monthly for both facilities. In connection with the Agreement, the Company entered into a warrant purchase agreement with the lender and issued warrants to purchase 30,000 shares of the Company's common stock at an exercise price of $3.75 per share. The warrants expire in 10 years and the fair value assigned to these warrants of $85,000 was accounted for as a debt discount and is being amortized over the period of the Agreement. Amortization totaling $21,000 was expensed in 2001. At August 31, 2001 there was $1,000,000 available under the Agreement. Expected installments to maturity are as follows (in thousands):

      Fiscal year ending August 31:
         2002                                                                           $ 1,400
         2003                                                                             1,400
         2004 (Loan facilities terminate December 31, 2003)                               8,527
                                                                                        =======
      Total credit facility installments                                                $11,327
                                                                                        =======

7.   LEASES AND OTHER COMMITMENTS

      The Company has entered into non-cancelable capital and operating lease agreements for its manufacturing facility and certain equipment. Rent expense under the operating leases in 2001, 2000, and 1999 was $1,461,000, $2,595,000, and $1,828,000, respectively. Minimum future rental commitments under the capital and operating leases at August 31, 2001 are as follows (in thousands):

                                                                                   Capital
                                                                                    Lease              Operating
                                                                                 Obligations             Leases
        Fiscal year ending August 31:
           2002                                                                    $    57               $  692
           2003                                                                          -                  577
           2004                                                                          -                    6
           2005                                                                          -                    -
           2006                                                                          -                    -
                                                                                   -------               ------
        Total minimum payments                                                          57               $1,275
                                                                                                         ======
        Less amounts representing interest                                               -
                                                                                   -------

        Total present value of net minimum
           lease payments at August 31, 2001                                            57
        Less current portion                                                            57
                                                                                   -------
        Long-term portion                                                          $     -
                                                                                   =======


8.    CAPITAL STOCK

      Preferred stock - Preferred stock of 5,000,000 shares with $.001 par value is authorized; none was issued at August 31, 2001 and 2000. Rights, preferences and other terms of the preferred stock will be determined by the Board of Directors at the time of issuance.

      Common stock sales and grants - In August 2001, the Company granted 12,568 shares of restricted common stock under the 1997 Equity Incentive Plan ("1997 Plan"), valued at $46,502 in exchange for consulting services to be performed over a twelve-month period under contracts with three individuals. If the services are not completed as stated under the consulting contracts the unvested shares revert back to the Company. This right expires on August 10, 2002. The Company recorded $46,502 as unearned compensation at the date of grant, which will be amortized over the service period of the contract.

      In August 2001, the Company granted 8,000 shares of restricted common stock under the 1997 Plan to key employees of the Company. Based on a share price of $3.16 per share at the measurement date, the Company recorded unearned compensation of $25,280. The Company's right to reacquire one-fourth of the shares granted expires on August 23, 2002, 2003, 2004, and 2005, respectively.

      In August 2001, the Company granted 74,000 shares of restricted common stock under the 1997 Plan to executive employees of the Company. Based on a share price of $3.16 per share at the measurement date, the Company recorded unearned compensation of $233,840. The vesting period is quarterly over a two year period and is contingent on Company performance goals related to revenue and income.

      In December 2000, the Company sold 533,332 unregistered shares of common stock to a group of investors for $2,000,000 ($3.75 per share), net of expenses of $90,000. Two of the investors are members of the Company's board of directors. These two board members purchases 56,666 shares under the same terms and conditions as the entire placement. The 56,666 shares were issued out of the 1997 Equity and Incentive Plan at the $3.75 per share price. The stock purchase agreement called for certain restrictions on the sale or further acquisition of stock by the investors, as well as the right to require registration in the future. The proceeds of the sale of this stock will be used to support the operations of the Company. Attached to the common stock were warrants to purchase 533,332 shares of the Company's common stock at an exercise price of $7.50 per share and are exercisable for three years from the date of grant. The Company determined the value of the warrants to be $715,000 based on the Black-Scholes model.

      In December 2000, the Company granted 26,000 shares of restricted common stock under the 1997 Plan to key employees of the Company. Based on a share price of $3.875 per share at the measurement date, the Company recorded unearned compensation of $100,750. The shares vest over a four year period and any unvested shares revert back to the Company. During 2001, certain employees who were originally granted 5,000 shares terminated their employment with the Company. Compensation expense related to these common stock grants was approximately $14,000 in 2001.

      In January 2000, the Company granted 10,400 shares of restricted common stock under the 1997 Plan to consultants of the Company. Based on a share price of $7.56 per share the Company recorded unearned compensation of $78,650. The shares vest over a four year period and any unvested shares revert back to the Company. During 2000, one consultant who was originally granted 2,400 shares completed his contract with the Company. The Company allowed this consultant to retain all rights in the previously unvested shares and revalued the unvested portion of these shares. Compensation expense related to these common stock grants was approximately $15,000 and $26,000 in 2001 and 2000, respectively.

      In April 1999, the Company granted 73,700 shares of its restricted common stock under the 1997 Plan to key employees of the Company. Based on a share price of $6.06 per share at the measurement date, the Company recorded unearned compensation of $446,800. The shares vest over a four year period and any unvested shares revert back to the Company. During 2000 and 2001, certain employees who were originally granted 16,800 and 13,925 shares, respectively, terminated their employment with the Company and forfeited 10,925 and 8,475 shares of unvested restricted stock in 2001 and 2000, respectively. In 2000, the Company allowed certain terminating employees to retain 6,200 previously unvested shares. These unvested shares were revalued on the date of termination and the Company recorded compensation expense. Compensation expense related to these common stock grants was approximately $64,000, $124,000 and $34,000 in 2001, 2000 and
      1999, respectively.

      In January 1995 the Company granted 51,700 shares of restricted common stock under the 1997 Plan to key employees of the Company. Based on a share price of $7.00 per share at the measurement date, the Company recorded unearned compensation of $361,900. The shares vest over a four year period and any unvested shares revert back to the Company. Compensation expense related to these common stock grants was approximately $16,000 and $56,000 in 2000 and 1999, respectively.

      Stock Options - In 1999, the Company adopted the 1999 Incentive Stock Option Plan (the "1999 Plan"). The Company initially authorized for grant 200,000 shares of common stock, and in fiscal 2000 and 2001, increased this amount to 401,200 and 701,200, respectively. Under the terms of the 1999 Plan, incentive options to purchase common stock and stock bonuses and rights to purchase restricted stock may be granted to non-officer employees at the discretion of the board of directors and subject to certain restrictions. Generally, one forty-eighth of the shares optioned become exercisable each month beginning the first day of the month following the date of grant. The exercise price of each option equals the market price of the Company's stock on the date of grant and the options expire ten years after the date of grant. At August 31, 2001, there are 592,141 options outstanding and 96,989 options available for grant under this plan. A summary of the activity for the 1999 Plan follows:

                                                  2001                            2000                      1999
                                        --------------------------  ----------------------------   -------------------------
                                                         Weighted                      Weighted                    Weighted
                                                         -average                      -average                    -average
                                                         Exercise                      Exercise                    Exercise
                                          Shares           Price          Shares         Price        Shares         Price
                                        ------------  ------------  -------------- -------------   -----------  ------------
Outstanding at beginning of year            341,444       $7.2014         115,055       $6.2113             -             -
Granted                                     359,000       $3.6140         304,200       $7.5428       135,500       $6.1888
Exercised                                      (328)      $5.4333         (10,256)      $7.0652        (1,486)      $6.0625
Expired                                    (107,975)      $6.5335         (67,555)      $7.0735       (18,959)      $6.0625
                                        ------------                --------------                 -----------
  Outstanding at end of year                592,141       $5.1492         341,444       $7.2014       115,055       $6.2113
                                        ============                ==============                 ===========
Options exercisable at year-end             156,241       $6.4263          67,262       $6.9539         8,941       $6.1560
                                        ============                ==============                 ===========

      Under the terms of the 1997 Plan, the Company has authorized for grant 1,575,000 shares of common stock. Under terms of the 1997 Plan, nonqualified and incentive options to purchase common stock, and stock bonuses and rights to purchase restricted stock may be granted to key employees, directors or consultants at the discretion of the board of directors and subject to certain restrictions. Generally, one forty-eighth of the shares optioned become exercisable each month beginning the first day of the month following the date of grant. The exercise price of each option equals the market price of the Company's stock on the date of grant and the options expire ten years after the date of grant. Included in fiscal 2001 below are 56,666 shares issued to and exercised by two board members as part of the December 2000 sale of stock. At August 31, 2001, there are 846,728 options outstanding and 194,687 options available for grant under this plan. The summary of the 1997 Plan below includes restricted stock grants, expired and exercised of 177,234, 15,925 and 161,309, respectively for fiscal year 2001. The summary of activity for the 1997 Plan follows:

                                                  2001                            2000                      1999
                                        --------------------------  ----------------------------   -------------------------
                                                         Weighted                      Weighted                    Weighted
                                                         -average                      -average                    -average
                                                         Exercise                      Exercise                    Exercise
                                          Shares           Price          Shares         Price        Shares         Price
                                        ------------  ------------  -------------- -------------   -----------  ------------
Outstanding at beginning of year            856,458       $9.0586         853,058       $9.1878       753,902       $9.9690
Granted                                     368,234       $4.1373         268,900       $9.1358       249,000       $7.0960
Exercised                                  (162,309)      $3.3124        (152,376)      $8.5986       (28,054)      $7.4508
Expired                                    (215,655)      $9.2795        (113,124)     $11.1288      (121,790)     $10.1447
                                        ------------                --------------                 -----------
Outstanding at end of year                  846,728       $7.9712         856,458       $9.0586       853,058       $9.1878
                                        ============                ==============                 ===========
Options exercisable at year-end             436,452       $8.6963         374,517       $8.9575       386,277       $8.9605
                                        ============                ==============                 ===========

      Under terms of the 1986 Stock Option Plan (1986 Plan), nonqualified options to purchase common stock may be granted to key employees and consultants at the discretion of the board of directors, subject to certain restrictions. Generally, one forty-eighth of the shares optioned become exercisable each month beginning the first day of the month following the date of grant. The exercise price of each option equals the market price of the Company's stock on the date of grant and the options expire ten years after the date of grant. The Company has authorized a total of 712,501 shares of common stock for issuance under the 1986 Plan. At August 31, 2001, there are 22,650 options outstanding and 21,037 options available for grant under this plan. A summary of the activity for the 1986 Plan is as follows:

                                                  2001                              2000                      1999
                                        --------------------------    ----------------------------   -------------------------
                                                         Weighted-                     Weighted-                     Weighted-
                                                          average                       average                       average
                                                         Exercise                       Exercise                     Exercise
                                          Shares           Price          Shares         Price          Shares         Price
                                        ------------  ------------    -------------- -------------   -----------  ------------
Outstanding at beginning of year            111,283       $2.1292           214,036       $1.6899       227,616       $1.5078
Granted                                           -             -                 -             -        10,000       $7.6250
Exercised                                   (85,981)      $1.1332          (101,491)      $1.1742       (18,425)      $1.0396
Expired                                      (2,652)      $7.1283            (1,262)      $4.4290        (5,155)      $7.4902
                                        ------------                  --------------                 -----------
Outstanding at end of year                   22,650       $5.3247           111,283       $2.1292       214,036       $1.6899
                                        ============                  ==============                 ===========
Options exercisable at year-end              21,120       $5.1581           108,529       $1.9897       210,058       $1.5775
                                        ============                  ==============                 ===========


      Under the terms of the Non-Employee Director Stock Option Plan (Director
      Plan), options to purchase common stock may be granted every January 1 to each director who is not an officer of the Company. One-fourth of the shares optioned become exercisable on the first anniversary of the date of grant and one forty-eighth of the shares optioned become exercisable each month thereafter, with all options fully exercisable four years after the date of grant. The exercise price of each option equals the market price of the Company's stock on the date of grant and the options expire ten years after the date of grant. The Company has authorized a total of 275,000 shares of common stock for issuance under the Director Plan. At August 31, 2001, there are 150,768 options outstanding and 117,000 options available for grants. A summary of the activity for the Director Plan is as follows:

                                                  2001                              2000                      1999
                                        --------------------------    ----------------------------   -------------------------
                                                         Weighted-                      Weighted-                    Weighted-
                                                          average                        average                     average
                                                         Exercise                       Exercise                    Exercise
                                          Shares           Price          Shares          Price        Shares         Price
                                        ------------  ------------    -------------- -------------   -----------  ------------
Outstanding at beginning of year            141,278      $10.7939           131,768      $12.0362       109,268      $12.6100
Granted                                      18,000       $4.8750            22,500       $6.1250        22,500       $9.2500
Exercised                                         -             -                 -             -             -             -
Expired                                      (8,510)     $24.5116           (12,990)     $15.3095             -             -
                                        ------------                  --------------                 -----------
Outstanding at end of year                  150,768       $9.3129           141,278      $10.7939       131,768      $12.0362
                                        ============                  ==============                 ===========
Options exercisable at year-end             113,590      $10.2180           102,570      $11.1944        81,383      $10.6479
                                        ============                  ==============                 ===========

      Options under the above plans are granted at prices equal to or greater than the fair value of the common stock at grant dates as determined by the board of directors.

      The following table summarizes information about stock options outstanding at August 31, 2001 for all four plans:

                                               Options Outstanding                         Options Exercisable
                                --------------------------------------------------  ----------------------------------
                                                   Weighted-
                                                    average
                                    Number         Remaining                             Number
                                 Outstanding      Contractual     Weighted-average   Exercisable at   Weighted-average
Range of Exercise Prices          at 8/31/01          Life        Exercise Price        8/31/01       Exercise Price
------------------------------  ---------------  ---------------  ----------------  ----------------  ----------------
$ 0.6000 to $ 1.5000                   4,506       1.98 years         $1.3989             4,506           $1.3989
$ 2.4000 to $ 3.9500                 404,000       9.58 years         $3.5617            36,569           $3.7203
$ 4.5000 to $ 7.5000                 691,173       7.48 years         $6.2664           353,036           $6.3147
$ 7.5625 to $ 11.3750                351,108       7.13 years         $9.4335           222,575           $9.5097
$ 11.8750 to $ 27.0625               161,500       7.05 years        $13.8369           110,717          $14.2789


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

                                                                                                Purchase
                                                                                 Shares         Proceeds

Purchases:
   As of September 1, 1997                                                        92,464     $    530,917
   1998                                                                          117,117          827,666
   1999                                                                           60,178          485,524
   2000                                                                           68,653          350,130
   2001                                                                          135,293          486,040
                                                                               ---------     ------------

Total                                                                            473,705     $  2,680,277
                                                                               =========     ============

Common Shares reserved at August 31, 2001, for possible future conversion or issuance are as follows:

  Options granted:
   1999 Plan                                                            592,141
   1997 Plan                                                            846,728
   1986 Plan                                                             22,650
   Director Plan                                                        150,768
                                                                     ----------

           Total shares contingently issuable                         1,612,287

  Options and purchase rights available for grants:
   1999 Plan                                                             96,989
   1997 Plan                                                            194,687
   1986 Plan                                                             21,037
   Director Plan                                                        117,000
   Purchase Plan                                                         51,295
                                                                     ----------

           Total                                                        481,008
                                                                     ----------

  Total common shares reserved                                        2,093,295
                                                                     ==========


Stock-Based Compensation - The Company applies APB Opinion No. 25 and related Interpretations in accounting for its stock option plans. No compensation cost (generally measured as the excess, if any, of the quoted market price of the common stock at the date of the grant over the amount an employee must pay to acquire the common stock) has been recognized for the Company's employee and director stock option plans. SFAS No. 123 prescribes a method to record compensation cost for stock-based employee compensation plans at fair value, but allowed disclosure as an alternative. Pro forma disclosures as if the Company had adopted the cost recognition requirements under SFAS No. 123 are presented below. The pro forma compensation cost may not be representative of that expected in future years.

                                                                                   Years Ended
                                                                  --------------------------------------------
                                                                       2001             2000          1999
Net (loss) income (in thousands):
   As reported                                                     $ (13,241)      $  (7,608)     $     729
   Pro forma                                                         (15,048)         (8,774)          (344)

Earnings (loss) per share - diluted:
   As reported                                                     $   (1.97)      $   (1.26)     $    0.12
   Pro forma                                                           (2.24)          (1.45)         (0.05)

Stock options issued                                                 745,234         595,600        490,700

Weighted average exercise price                                    $    3.90       $    8.21     $     5.58

Average compensation value of options
   granted per option                                              $    1.93       $    3.60     $     3.95

Compensation cost (for current-year grants) was calculated in accordance with the binomial model, using the following assumptions: (i) expected volatility computed using the monthly average of the Company's common stock market price as listed on the New York Stock Exchange for the period July 28, 1994, date of the
      Company's initial public offering, through August 2001, which market price volatility averaged 70%; (ii) expected dividend yield of 0%; (iii) expected option term of six years; and (iv) risk-free rate of return as of the date of grant, which ranged from 5.5% to 6.5%, based on extrapolated yield of five- and seven-year U.S. Treasury securities.

Stock Options for Employees Converting to Consultants - During the fourth quarter of 2000, two employees of the Company terminated employment and entered into consulting agreements to perform certain activities. Under guidance of FASB Interpretation 44, the Company recorded $52,000 of unearned compensation relating to the unvested portion of stock options held by these employees. The unearned compensation is to be expensed over the remaining vesting periods or the consulting periods whichever is shorter. The remaining unvested options at the end of the consulting period will be cancelled. Compensation expense for these vesting options was approximately $31,000 and $5,000 in 2001 and 2000 respectively.

Stock Options for Consultants -In December 2000, the Company granted options to purchase 8,000 shares of its common stock to two consultants for services to be rendered to the Company have exercise prices of $3.8 and are exercisable for a term of four years from the date of grant. The options vest 1/48 per month over the four year period. The Company recorded the initial value of these options based on the Black-Scholes model totaling approximately $16,000, as unearned compensation on the date of grant. The Company is amortizing this amount as compensation expense over the consulting period and is revaluing the unvested portion of the options over the period. In July 2001, one of the consultants became employed by the Company. The unvested portion of the options were revalued and based on the lower stock price of the Company on the date of revaluation no compensation expense for the remaining vesting period of the options will be required and the remaining related deferred compensation was reversed. The Company also revalued the remaining consultants options on August 31, 2001, and based on the lower stock price, it reduced the amount of unearned compensation for the unvested options to $5,400. The Company recognized compensation expense of approximately $2,700 in 2001 related to these options.

In September 2000, the Company granted options to purchase 20,000 shares of its common stock to four consultants for services to be rendered to the Company. The options have an exercise price of $6.625 and are exercisable for a term of four years from the date of grant. The options vest 1/48 per month over the four year period. The Company recorded the initial value of these options based on the Black-Scholes model totaling approximately $35,000, as unearned compensation on the date of grant. The Company is amortizing this amount as compensation expense over the consulting period and is revaluing the unvested portion of the options over the period. The Company revalued the options on August 31, 2001, and based on the lower stock price, it reduced the amount of unearned compensation for the unvested options to approximately $14,000. The Company recognized compensation expense of approximately $7,300 in 2001 related to these options.

In February 2000, the Company granted options to purchase 2,400 shares of its common stock to a consultant. The options were originally valued at approximately $44,500 under the Black-Scholes model and vest 1/48 per month over a four year period. In September 2000, the consultant terminated the consulting contract with the Company for which the options were granted. The Company accelerated the vesting of the options and made all options exercisable on the date of termination of the contract. On this date the Company revalued the unvested portion of the options and recorded compensation expense of approximately $40,000.

      Stockholder Rights Plan - In December 1994, the Company adopted a stockholder rights plan. In connection with the adoption of such plan, the Company reserved 250,000 shares of its Series A Junior Participating Preferred Stock, $.001 par value, and declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of common stock, par value $.001 per share (the "Common Shares"), of the Company. The dividend of 4,965,847 Rights was issued to the stockholders of record on January 16, 1995. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $.001 per share (the "Preferred Shares"), at a price of $74.40 per one one-hundredth of a Preferred Share, subject to adjustment. The Rights become exercisable on the earlier of the tenth day after the public announcement of acquisition by a person or group of persons, not including an exempt person as defined by the stockholder rights plan, of 15% or more of the Company's common shares outstanding on the tenth business day after the date of first public announcement of the intention of a person or group of persons to commence a tender or exchange offer to acquire 15% or more of the Company's common shares outstanding. When issued, the Preferred Shares have dividend and voting rights that are defined in the Rights plan. The Rights may be redeemed by the Company at a redemption price of $.01 per Right in accordance with the Rights plan, and the Rights expire on December 20, 2004.

9.    EXPORT SALES

      Export sales to foreign markets are as follows (in thousands):

                                  2001                         2000                           1999
                           -------------------------    -------------------------    ----------------------------
                                              As a                         As a                           As a
                                            Percentage                   Percentage                    Percentage
                                            of Total                     of Total                       of Total
                              Sales          Revenue       Sales          Revenue        Sales           Revenue
Export sales:
   France                   $  3,966           7.7%      $  6,279          13.3%       $  6,001            11.7%
   Germany                     4,143           8.0%         5,275          11.2%          6,120            11.9%
   Other European              8,662          16.7%         6,094          12.9%          7,639            14.9%
   Asia                        7,423          14.3%         8,793          18.6%          7,150            13.9%
   Other                       2,499           4.8%         2,820           6.0%          2,082             4.1%
                           ----------       --------    ----------        -------     ----------          -------
Total export sales          $ 26,693          51.5%      $ 29,261          61.9%       $ 28,992            56.5%
                           ==========        =======    ==========        =======     ==========          =======

      There are no assets separately identified with foreign sales, and the profitability of such sales is similar to that of domestic sales.

10.   CONCENTRATION OF CREDIT RISK

      For fiscal 2001, only one customer had 10% or more of the total Accounts Receivable and /or Sales. Insight Electronics was 11.5% of the trade receivables at August 31, 2001 and 10.5% of the total year sales. No customer had 10% or more of Accounts Receivable or Sales in fiscal 2000.

      Purchases from two significant vendors represented 10.0% and 14.8% of trade accounts payable at August 31, 2001 with 5.4% and 12.0% being the percent of annual purchases to total Cost of Sales for the fiscal year 2001. For fiscal 2000, one vendor had 10.8% of trade accounts payable at August 31, 2000 with 14.0% being the percent of annual purchases to total Cost of Sales.

11.   INCOME TAXES

      The tax effects of significant items comprising the Company's net deferred income taxes as of August 31, 2001 and 2000 are as follows (in thousands):

                                                                                                 2001         2000
       Net operating losses                                                                  $   5,496        2,199
       Accruals and valuation allowances not currently deductible                                  786          194
       Inventory costs capitalized for tax purposes                                                 88          501
       Tax credit carryforwards                                                                    878          994
       Less: Valuation allowance                                                                (7,248)        (350)
                                                                                             ---------      -------

       Total deferred income tax benefit                                                     $      --      $ 3,538
                                                                                             =========      =======

       The resulting income tax expense (benefit) is shown below (in thousands):

                                                                                   2001          2000         1999
        Current - federal                                                       $    101     $    (752)     $   232
        Current - state                                                               34            29           49
        Deferred expense (benefit)                                                 3,538        (2,891)         (12)
                                                                                --------     ---------      -------

                                                                                $  3,673     $  (3,614)     $   269
                                                                                ========     =========      =======

      A reconciliation between income taxes computed at the federal statutory rate and income tax expense is shown below (in thousands):

                                                                                   2001         2000         1999
        Income taxes (benefit) computed at federal statutory rate               $ (3,253)    $  (3,817)     $   339
        State income tax expense - net of federal
         income tax benefit                                                           22            19           11
        Expenses not deductible for tax purposes                                      13            11           17
        Change in valuation allowance                                              6,898           350            -
        Effect on tax of foreign sales corporation                                     -             -          (98)
        Other                                                                         (7)         (177)           -
                                                                                --------     ---------      -------
        Total income tax expense (benefit)                                      $  3,673     $  (3,614)     $   269
                                                                                ========     =========      =======


      In accordance with FAS 109, in the fourth quarter of 2001, the Company established a full valuation allowance of $7,248,000 against deferred tax benefits that were included on its balance sheet as of the first day of 2001's fourth quarter. Recent losses, including the restructuring and other special charges recorded in August 2001, as well as the general economic environment, made taking the reserve appropriate. The Company retains the tax benefits involved and will realize the benefit in future periods to the extent the Company is profitable. As of August 31, 2001, the Company has income tax loss carryforwards of $16,164,628, $265,751, $576,911 and $35,341 related to net operating losses, alternative minimum federal income tax benefits, general business credits and foreign tax credits respectively, available to reduce future federal income tax liabilities. The net operating loss carryforward begin to expire August 31, 2020.

12.  EMPLOYEE BENEFIT PLAN

     The Company has a profit sharing plan under Section 401(k) of the Internal Revenue Code, which covers substantially all employees. The Company may match employee contributions at a rate determined by the board of directors. Matching contributions of $120,000 and $140,000 were made in 2001 and 1999, respectively. No matching contributions were made in 2000.

13.  LITIGATION

     The Company is from time to time involved in routine litigation incidental to the conduct of its business. Based upon discussions with legal counsel, management believes that any litigation currently pending will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

     Litigation the Company had been involved in with Akom Technologies, Inc. and Raytheon Company was settled in the first quarter of Fiscal 2001 and the impact on earnings was included in the computation of litigation expense in the fourth quarter results of fiscal 2000.

14.  QUARTERLY INFORMATION (UNAUDITED)

     Selected unaudited quarterly financial data is as follows (in thousands, except per-share amounts):

                                        Fiscal 2001 Quarter Ended                          Fiscal 2000 Quarter Ended
                              ----------------------------------------------  -----------------------------------------------
                                Nov. 30     Feb. 28      May 31     Aug. 31     Nov. 30     Feb. 29     May 31      Aug. 31
Sales                           $ 12,181    $ 11,981    $ 15,094    $ 12,515    $  9,329    $ 12,186    $ 12,697    $ 13,044
Cost of sales                     10,826      10,623      12,279      11,869      10,766      10,817      10,642      11,025
                                --------    --------    --------    --------    --------    --------    --------    --------

Gross profit                       1,355       1,358       2,815         646      (1,437)      1,369       2,055       2,019

Operating expenses:
   Research and development        1,001       1,121         886         844       1,231       1,026       1,263       1,180
   Sales and marketing             1,417       1,538       1,508       1,285       1,496       1,501       1,493       1,557
   General and administrative        709         864         844         767       1,265         705         746         830
   Restructuring                      --          --          --       1,399          --          --          --          --
   Litigation                         --          --          --          --          --          --          --         301
                                --------    --------    --------    --------    --------    --------    --------    --------
            Total                  3,127       3,523       3,238       4,295       3,992       3,232       3,502       3,868
                                --------    --------    --------    --------    --------    --------    --------    --------

Income (loss) from operations     (1,772)     (2,165)       (423)     (3,649)     (5,429)     (1,863)     (1,447)     (1,849)
Other income (expense), net         (277)       (329)       (399)       (554)       (124)       (150)       (154)       (206)
                                --------    --------    --------    --------    --------    --------    --------    --------

Income (loss) before
   income taxes                   (2,049)     (2,494)       (822)     (4,203)     (5,553)     (2,013)     (1,601)     (2,055)
Income tax expense (benefit)        (717)       (873)       (288)      5,551      (1,694)       (614)       (488)       (818)
                                --------    --------    --------    --------    --------    --------    --------    --------

Net income (loss)               $ (1,332)   $ (1,621)   $   (534)   $ (9,754)   $ (3,859)   $ (1,399)   $ (1,113)   $ (1,237)
                                ========    ========    ========    ========    ========    ========    ========    ========

 Earnings per share:
   Basic                        $  (0.21)   $  (0.24)   $  (0.08)   $  (1.40)   $  (0.65)   $  (0.23)   $  (0.18)   $  (0.20)
                                ========    ========    ========    ========    ========    ========    ========    ========
   Diluted                      $  (0.21)   $  (0.24)   $  (0.08)   $  (1.40)   $  (0.65)   $  (0.23)   $  (0.18)   $  (0.20)
                                ========    ========    ========    ========    ========    ========    ========    ========

Weighted average common
   shares outstanding:
   Basic                           6,207       6,834       6,857       6,948       5,894       5,983       6,116       6,191
                                ========    ========    ========    ========    ========    ========    ========    ========
   Diluted                         6,207       6,834       6,857       6,948       5,894       5,983       6,116       6,191
                                ========    ========    ========    ========    ========    ========    ========    ========

15.   RESTRUCTURING

      In the fourth quarter of fiscal 2001, the Company recorded restructuring expenses of approximately $1.4 million. The restructuring expenses consist of a fixed asset charge of $1.0 million was taken to write down or write off fixed assets that will no longer be required due to the move of certain manufacturing lines overseas and a charge of $400,00 for severance costs. The Company reduced its workforce by a total of approximately 232 during the fourth quarter of fiscal year 2001 and the first quarter of fiscal year 2002. This reduction occurred in the manufacturing and manufacturing support departments of those operations moving overseas. Communication of workforce reduction plans occurred prior to August 31, 2001.

      The following represents a rollforward of the restructuring accrual set up in the fourth quarter of fiscal 2001, which is included in property & equipment and accrued expenses in the accompanying financial statements (in thousands):

           Accrual for restructuring costs                         $ 1,399
           Severance payments to employees                             (47)
           Fixed assets disposed of                                   (430)
                                                                   -------
           Balance at August 31, 2001                              $   922
                                                                   =======


                                     ******

                                INDEX TO EXHIBITS

Exhibit
Number      Description
------      -----------
3.1         Restated Certificate of Incorporation of Registrant. (2)
3.2         Bylaws of Registrant. (2)
4.1         Reference is made to Exhibits 3.1 and 3.2.
4.2         Specimen Stock Certificate. (2)
4.3         Rights Agreement dated as of December 20, 1994. (15)
4.4         First Amendment to Rights Agreement dated August 14, 1996. (16)
4.5         Second Amendment to Rights Agreement dated December 11, 2000. (18)
4.6         Form of Unit Subscription Agreement for Common Stock and Warrants
            between the Registrant and certain investors dated December 11, 2000. (19)
4.7         Form of Common Stock Purchase Warrant between Registrant and certain investors. (19) Form of Registration Rights Agreement between
            Registrant and certain investors dated
4.8         December 11, 2000. (19)
10.1        Form of Indemnity Agreement entered into by the Registrant and each of its officers and directors. (1)
10.2        1982 Incentive Stock Option Plan, as amended and related grant forms. (1)
10.3        1982 Supplemental Stock Option Plan, as amended and related grant forms. (1)
10.4        1986 Incentive Stock Option Plan, as amended and related grant forms. (1)
10.5        1986 Supplemental Stock Option Plan, as amended and related grant forms. (1)
10.6        Form of Employee Stock Purchase Plan. (1)
10.7        Form of Employee Stock Purchase Plan Offering. (1)
10.8        Non-Employee Director's Stock Option Plan. (2)
10.9        Form of Non-Employee Director's Stock Option. (1)
10.10       Lease Agreement between the Registrant and Jeff Yassai. (2)
10.11       Lease Agreement between the Registrant and JFC Growth Fund, Ltd. (2)
10.12       Transfer Agreement between the Registrant and Peter V. Wright, dated
            October 31, 1990. (1)
10.13       Agreement regarding payment due under the October 31, 1990, Transfer
            Agreement between the Registrant and Peter V. Wright, dated March
            30, 1994. (1)
10.14       Letter Agreement by and between the Registrant and Comerica Bank -
            Texas, dated January 1, 1994. (1)
10.15       Promissory Note between the Registrant and Comerica Bank - Texas, dated December 1, 1994. (3)
10.16       Promissory Note between the Registrant and Comerica Bank - Texas, dated March 1, 1995. (4)
10.17       Master Lease Agreement between Registrant and Banc One Leasing
            Corporation, dated November 3, 1995. (5)
10.18       Form of Restrictive Stock Bonus Agreement to be entered November 30,
            1995. (6)
10.19       Loan Letter Agreement and Promissory Note between the Registrant and
            Bank One, Texas, N.A. dated March 8, 1996. (7)
10.20       Promissory Note between the Company and Gary A. Andersen dated March
            28, 1996. (7)
10.21       Change of Control Agreement between the Company and Gary A. Andersen and Sam L. Densmore dated December 18, 1995. (7)
10.22       Separation and Consulting Agreement between the Company and Gary A.
            Andersen dated August 13, 1996. (8)

10.23       Form of Change of Control Agreement for certain officers. (9)
10.24 Separation and Consulting Agreement between the Company and Chris G. Conlin dated June 10, 1998. (10)
10.25       Form of Restricted Stock Bonus Agreement. (11)
10.26       1999 Equity Incentive Plan. (11)
10.27       Form of Notice of Grant of Stock Options and Grant Agreement. (11)
10.28 Promissory Note between the Company and James P. Farley dated November 30, 1999. (12)
10.29 Promissory Note between the Company and Darrell Ash dated November 30, 1999. (12)
10.30 Separation Agreement between the Company and Sam L. Densmore dated November 11, 1999. (12)
10.31 Waiver and Third Amendment to Loan Agreement, dated as of February 29, 2000, among RF Monolithics, Inc., Banc One Leasing Corporation, and Bank One, Texas, National Association. (13)
10.32 Promissory Note, dated February 29, 2000, in the principal amount of $7,500,000, executed and delivered by RF Monolithics, Inc. to Bank One, Texas, National Association. (13)
10.33 Waiver and Amendment to Master Lease Agreement dated as of February 29, 2000, by and between RF Monolithics, Inc. and Banc One Leasing Corporation. (13)
10.34 Collateral Pledge Agreement dated as of May 31, 2000, by RF Monolithics, Inc. in favor of Bank One, Texas, National Association.
            (14)
10.35 Waiver and Fourth Amendment to Loan Agreement, dated as of May 31, 2000, among RF Monolithics, Inc., Banc One Leasing Corporation, and Bank One, Texas, National Association. (14)
10.36 Promissory Note, dated May 31, 2000, in the principal amount of $7,500,000, executed and delivered by RF Monolithics, Inc. to Bank One, Texas, National Association. (14)
10.37 Waiver and Amendment to Master Lease Agreement dated as of May 31, 2000, by and between RF Monolithics, Inc. and Banc One Leasing Corporation. (14)
10.38 Separation Agreement between the Company and Thomas Phillips, Jr. dated July 14, 2000. (17)
10.39 Consulting Agreement between the Company and Tom Garrett dated June 28, 2000. (17)
10.40 Promissory Note, dated May 12, 1999, in the principal amount of $19,500.00, executed and delivered by RF Monolithics, Inc. to David Kirk. (17)
10.41 Consulting Agreement between the Company and Michael Bernique dated June 23, 1999. (17)
10.42 Credit and Security Agreement between Registrant and Wells Fargo Business Credit, Inc. dated as of December 8, 2000. (19)
10.43 Revolving Note between Registrant and Wells Fargo Business Credit, Inc. dated as of December 8, 2000. (19)
10.44 Term Note between Registrant and Wells Fargo Business Credit, Inc. dated as of December 8, 2000. (19)
10.45 Registration Rights Agreement between Registrant and Wells Fargo Business Credit, Inc. dated as of December 8, 2000. (19)
10.46 Warrant Agreement between Registrant and Wells Fargo Business Credit, Inc. dated as of December 8, 2000. (19)
10.47 Credit Agreement between Registrant and Wells Fargo Bank Minnesota, N.A. dated as of December 8, 2000. (19)

10.48 Revolving Note between Registrant and Wells Fargo Bank Minnesota, N.A. dated as of December 8, 2000. (19)
10.49 Export-Import Bank of the United States Working Capital Guarantee Program Borrower's Agreement dated as December 8, 2000. (19)
10.50 Promissory Note, dated January 29, 2001, in the principle amount of $41,768.74, executed and delivered by RF Monolithics, Inc. to David
            T. Somerville.(19)
10.51 Manufacturing Agreement between Registrant and Automated Technology (Phil.) Inc. Electronics Corporation dated February 22, 2001. (20)
10.52 Manufacturing Agreement between Registrant and Cirtek Electronics Corporation dated March 23, 2001. (20)
10.53 First Amendment to Credit and Security Agreement between Registrant and Wells Fargo Business Credit, Inc. dated March 30, 2001. (20)
10.54 First Amendment to Credit and Security Agreement between Registrant and Wells Fargo Bank Minnesota, N.A. dated March 30, 2001. (20)
10.55 Amendment 1 to manufacturing agreement between Registrant and Cirtek Electronics Corporation dated June 1, 2001. (20)
10.56 Manufacturing and Technical Support Agreement between Registrant and Morioka Seiko Instruments Inc. dated June 11, 2001. (20)
10.57 Second Amendment to Credit and Security Agreement between Registrant and Wells Fargo Business Credit, Inc. dated August 23, 2001. (21)
10.58 Second Amendment to Credit and Security Agreement between Registrant and Wells Fargo Bank Minnesota, N.A. dated August 23, 2001. (21)
10.59 Amendment 1 to manufacturing agreement between Registrant and Automated Technology (Phil.) Inc. Electronics Corporation dated July 19, 2001. (21)
11.1        Computation of net income per share. (21)
23.1        Consent of Deloitte & Touche LLP, Independent Auditors. (21)
24.1        Power of Attorney. See page 29.

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

(17) Previously filed as an exhibit to the Annual Report on Form 10-K for the year ended August 31, 2000, and incorporated herein by reference.

(18) Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended November 30, 2000, and incorporated herein by reference.

(19) Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended February 28, 2001, and incorporated herein by reference.

(20) Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended May 31, 2001, and incorporated herein by reference.

(21)     Filed as an exhibit to this Annual Report on Form 10-K.