Form 10-Q
period 2001-11-30
RF MONOLITHICS INC /DE/
filed 2002-01-14
CIK 922204

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                             ---------------------


                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                For the Quarterly Period Ended November 30, 2001


                           Commission File No. 0-24414


                              RF Monolithics, Inc.

             (Exact name of registrant as specified in its charter)


                             ---------------------


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

                                 [X] Yes [ ] No

As of December 31, 2001, 7,065,271 shares of the Registrant's Common Stock, $.001 par value, were outstanding.

                              RF MONOLITHICS, INC.

                                    FORM 10-Q

                         QUARTER ENDED NOVEMBER 30, 2001

                                TABLE OF CONTENTS

    Item
   Number                                                                        Page
   ------                                                                        ----
            Part I. Condensed CONSOLIDATED Financial Information

      1.    Condensed Consolidated Financial Statements:
               Condensed Consolidated Balance Sheets
                  November 30, 2001 (Unaudited), and August 31, 2001               3

               Condensed Consolidated Statements of Operations - Unaudited
                  Three Months Ended November 30, 2001 and 2000                    4

               Condensed Consolidated Statements of Cash Flows - Unaudited
                  Three Months Ended November 30, 2001 and 2000                    5

               Notes to Condensed Consolidated Financial Statements                6

      2.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                    9

      3.    Quantitative and Qualitative Disclosures About Market Risk            16



                           PART II. OTHER INFORMATION


      6.    Exhibits and Reports on Form 8-K                                      17

                                    SIGNATURES

                                INDEX TO EXHIBITS


              PART I. CONDENSED CONSOLIDATED FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RF MONOLITHICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
----------------------------------------------------------------------------------------------------
                                                                November 30,             August 31,
ASSETS                                                             2001                    2001
                                                                (Unaudited)

CURRENT ASSETS:
   Cash and cash equivalents                                   $       114             $       332
   Trade receivables - net                                           8,552                   8,305
   Inventories                                                      10,636                  11,618
   Prepaid expenses and other                                          750                     787
                                                               -----------             -----------
                 Total current assets                               20,052                  21,042

PROPERTY AND EQUIPMENT - Net                                        15,244                  16,748

OTHER ASSETS - Net                                                     546                     562
                                                               -----------             -----------
TOTAL                                                          $    35,842             $    38,352
                                                               ===========             ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt and line of credit        $     1,000             $     1,400
   Capital lease obligations                                            41                      57
   Accounts payable - trade                                          4,057                   4,718
   Accounts payable - construction and equipment                       128                     165
   Accrued expenses and other liabilities                            1,797                   2,029
                                                               -----------             -----------

                 Total current liabilities                           7,023                   8,369

LONG-TERM DEBT                                                       9,260                   9,927

STOCKHOLDERS' EQUITY:
   Common stock:   7,065 and 7,068 shares issued                         7                       7
   Additional paid-in capital                                       32,759                  32,767
   Common stock warrants                                               800                     800
   Treasury stock, 36 common shares                                   (227)                   (227)
   Retained earnings (deficit)                                     (13,332)                (12,767)
   Unearned compensation                                              (448)                   (524)
                                                               -----------             -----------

                 Total stockholders' equity                         19,559                  20,056
                                                               -----------             -----------

TOTAL                                                          $    35,842             $    38,352
                                                               ===========             ===========

See notes to condensed consolidated financial statements.

RF MONOLITHICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
(In Thousands, Except Per-Share Amounts)
------------------------------------------------------------------------------------------------------------------
                                                                                       Three Months Ended
                                                                                          November 30,
                                                                            --------------------------------------
                                                                                   2001                 2000

SALES                                                                        $       11,680          $      12,181

COST OF SALES                                                                         9,201                 10,826
                                                                             --------------          -------------

GROSS PROFIT                                                                          2,479                  1,355

OPERATING EXPENSES:
   Research and development                                                             740                  1,001
   Sales and marketing                                                                1,181                  1,417
   General and administrative                                                           730                    709
                                                                             --------------          -------------
                 Total operating expenses                                             2,651                  3,127
                                                                             --------------          -------------
INCOME (LOSS) FROM OPERATIONS                                                          (172)                (1,772)

OTHER INCOME (EXPENSE):
   Interest income                                                                        2                     56
   Interest expense                                                                    (383)                  (281)
   Other expense                                                                        (12)                   (52)
                                                                             --------------          -------------
                 Total                                                                 (393)                  (277)
                                                                             --------------          -------------
INCOME (LOSS) BEFORE INCOME TAXES                                                      (565)                (2,049)

INCOME TAX (BENEFIT) EXPENSE                                                              -                   (717)
                                                                             --------------          -------------
NET (LOSS) INCOME                                                            $         (565)         $      (1,332)
                                                                             ==============          =============
EARNINGS (LOSS) PER SHARE

   Basic                                                                     $        (0.08)         $       (0.21)
                                                                             ==============          =============

   Diluted                                                                   $        (0.08)         $       (0.21)
                                                                             ==============          =============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING

   Basic                                                                              7,068                  6,207
                                                                             ==============          =============

   Diluted                                                                            7,068                  6,207
                                                                             ==============          =============

See notes to condensed consolidated financial statements.

RF MONOLITHICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(In Thousands)
--------------------------------------------------------------------------------

                                                                               Three Months Ended
                                                                                   November 30,
                                                                            ------------------------
                                                                                 2001       2000
OPERATING ACTIVITIES:
 Net (loss) income                                                          $   (565)     $(1,332)
 Noncash items included in net (loss) income:
  Deferred income taxes                                                            -         (739)
  Depreciation and amortization                                                1,366        1,146
  Provision for doubtful accounts                                                  9            -
  Amortization of unearned compensation                                           68           41
  Other                                                                            -           22
                                                                            --------      -------
      Net income (loss) adjusted for noncash transactions                        878         (862)
                                                                            --------      -------
 Cash from (used in) operating working capital:
  Trade receivables                                                             (256)       1,061
  Inventories                                                                    982          129
  Prepaid expenses and other                                                      37         (621)
  Accounts payable - trade                                                      (661)         789
  Accrued expenses and other liabilities                                        (232)        (365)
                                                                            --------      -------
      Net cash provided by (used in) operating working capital                  (130)         993
                                                                            --------      -------
      Net cash from (used in) operating activities                               748          131
                                                                            --------      -------
INVESTING ACTIVITIES:
 Increase in short-term investments                                                -       (1,538)
 Decrease in short-term investments                                                -        1,473
 Acquisition of property and equipment                                           (16)        (335)
 Proceeds from disposition of property and equipment                             174           76
 Decrease (increase) in other assets                                              (4)          15
                                                                            --------      -------
      Net cash from (used in) investing activities                               154         (309)

FINANCING ACTIVITIES:
 Borrowings on notes payable                                                  10,909            -
 Repayments of notes payable                                                 (11,976)           -
 Repayments of capital lease obligations                                         (16)         (38)
 Repayments of accounts payable - construction and equipment                     (37)         (24)
 Proceeds from common stock and warrants issued                                    -            9
                                                                            --------      -------
      Net cash from (used in) financing activities                            (1,120)         (53)
                                                                            --------      -------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                (218)        (231)

CASH AND CASH EQUIVALENTS:
 Beginning of period                                                             332          542
                                                                            --------      -------
 End of period                                                              $    114          311
                                                                            ========      =======
SUPPLEMENTAL INFORMATION:
 Interest paid                                                              $    236          206
                                                                            ========      =======
 Income taxes paid                                                          $      -      $    22
                                                                            ========      =======

See notes to condensed consolidated financial statements.

RF MONOLITHICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
--------------------------------------------------------------------------------

1.    INTERIM FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, that in the opinion of the management of RF Monolithics, Inc. (the "Company" or "RFM") are necessary for a fair presentation of the Company's financial position as of November 30, 2001, and the results of operations and cash flows for the three months ended November 30, 2001 and 2000. These unaudited interim condensed financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended August 31, 2001, filed with the Securities and Exchange Commission.

Operating results for the three months ended November 30, 2001, are not necessarily indicative of the results to be achieved for the full fiscal year ending August 31, 2002.

2.    INVENTORIES

Inventories consist of the following (in thousands):

                                           November 30,     August 31,
                                               2001            2001

      Raw materials and supplies            $  4,378        $  4,761
      Work in process                          3,519           3,792
      Finished goods                           2,739           3,065
                                            --------        --------
      Total                                 $ 10,636        $ 11,618
                                            ========        ========

3.    PROPERTY AND EQUIPMENT

Property and equipment includes construction in progress of $173,000 at November 30, 2001, and $157,000 at August 31, 2001, which is composed of equipment and other assets not yet placed in service primarily related to increasing the capacity of the Company's manufacturing facilities.

4.    CREDIT FACILITIES

On December 8, 2000, the Company entered into a Security and Loan Agreement (the "Agreement") for a total credit facility consisting of a revolving line-of-credit facility up to $13,500,000, limited to the available borrowing base, which is based on the levels of eligible accounts receivable and inventory, as defined in the Agreement and a term loan facility of $3,000,000. At November 30, 2001 the balances outstanding on the revolving line of credit and term loan were $7,930,000 and $2,387,000 respectively. Both facilities expire on December 31, 2003, however the term loan facility requires monthly payments of $50,000. Interest is payable monthly for both facilities at bank prime plus 2% (7.0% on November 30, 2001). In connection with the Agreement, the Company entered into a warrant purchase agreement with the lender and issued warrants to purchase 30,000 shares of the Company's common stock at an exercise price of $5.00 per share. The warrants expire in 10 years and the fair value assigned to these warrants of $85,000 was accounted for as a debt discount and is being amortized over the period of the Agreement. The balance of the debt discount at November 30, 2001 was $57,000.

The credit facility contains financial covenants relating to various matters, including but not limited to, minimum net worth, quarterly and monthly earnings, limitations on changes in corporate structure, and restrictions on dividends and capital spending. The Company was in compliance with all covenants as of November 30, 2001. The Company is currently working with its bank to set annual covenants for period December 2001 through November 2002 as called for in its bank agreement. Although the Company believes that it will be able to meet the covenants, there is no assurance that this will occur. Should there be a covenant violation without a waiver or amendment, the maturity of the Company's debt could be accelerated and other sources of cash would be needed.

5.    CAPITAL STOCK

During the first quarter of 2002, the Company granted to officers and employees Incentive Stock Options to purchase 60,000 shares of the Company's Common Stock at an exercise price of $2.01, which was the market value on the date of grant. The options were granted in accordance with the 1997 Equity Incentive Plan. The Company also granted to certain employees Non-qualified Stock Options to purchase 33,500 shares of common stock. The items were granted in accordance with the Company's 1999 Equity Incentive Plan. The options were granted at an exercise price ranging between $2.01 and $2.25, which was the market value on the date of grants. Also during the first quarter, the Company granted to consultants Non-qualified Stock Options to purchase 5,000 shares of the Company's Common Stock at an exercise price of $2.01, which was the market value on the date of grant. The options were granted in accordance with the Company's 1999 Equity Incentive Plan. Stock options granted to consultants are recorded under guidance of FASB Interpretation 44 by recording unearned compensation of $6,392 and expensing the amount over the remaining vesting or consulting period, whichever is shorter.

6.    SALES REVENUE

The following table sets forth the components of the Company's sales and the percentage relationship of the components to sales by product area for the periods ended as indicated (in thousands, except percentage data):

                                                    Quarter Ended
                                   --------------------------------------------
                                        November 30,            November 30,
                                           2001                    2000
                                   --------------------    --------------------
                                   Amounts   % of Total    Amounts   % of Total
                                   -------   ----------    -------   ----------
Low-power Product Group:
  Low-power components             $ 7,567       65 %      $ 7,801       64 %
  Virtual Wire(R) radio products     1,824       15          2,333       19
                                   -------      -----      -------      -----
     Subtotal                        9,391       80         10,134       83
Communications Products Group:
  Frequency control modules            527        5            650        5
  Filters                            1,579       13          1,156       10
                                   -------      -----      -------     -----
     Subtotal                        2,106       18          1,806       15
                                   -------      -----      -------     -----
Total product sales                 11,497       98         11,940       98
Technology development sales           183        2            241        2
                                   -------      -----      -------      -----
Total sales                        $11,680      100 %      $12,181      100 %
                                   =======      =====      =======      =====

7.    RESTRUCTURING

In the fourth quarter of fiscal 2001, the Company recorded restructuring expenses of approximately $1.4 million. The restructuring expenses consisted of a fixed asset charge of $1.0 million which was taken to write down or write off fixed assets that no longer required due to the move of certain manufacturing lines overseas and a charge of approximately $400,000 for severance costs. The Company reduced its workforce by a total of 238 during the fourth quarter of fiscal year 2001 and the first quarter of fiscal year 2002. This reduction occurred in the manufacturing and manufacturing support departments of those operations moving overseas. Communication of workforce reduction plans occurred prior to August 31, 2001. The Company expects this restructuring to be completed in fiscal 2002.

The following represents a rollforward of the restructuring accrual, which is included in property & equipment and accrued expenses in the accompanying financial statements (in thousands):


                                                4th Quarter    1st Quarter
                                                Fiscal 2001    Fiscal 2002

           Beginning balance                      $   -          $  922
           Accrual for restructuring costs         1,399             -
           Severance payments to employees           (47)          (181)
           Fixed assets disposed of                 (430)            37
                                                  ------         ------
           Ending balance                         $  922         $  778
                                                  ======         ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion may be understood more fully by reference to the financial statements, notes to the financial statements, and management's discussion and analysis contained in the Company's Annual Report on Form 10-K for the year ended August 31, 2001, filed with the Securities and Exchange Commission.

General

     RFM designs, develops, manufactures and markets a broad range of radio frequency components and modules. The Company's products are organized into two Product groups: the Communications Products Group and the Low-power Products Group. The Communications Products Group includes frequency control modules and filter products. The Low-power Products Group includes Low-power Components, as well as Virtual Wire(R) Short-range Radio products. The Company's products are based on SAW technology, and the Company's strategy is to leverage its radio frequency design skills and its packaging technology to provide SAW-based solutions to the current and emerging needs of the electronics industry. The Company sells to original equipment manufacturers and distributors in wireless communications, optical networks, automotive, consumer and industrial market segments worldwide.

Results of Operations

     The following discussion relates to the financial statements of the Company for the three months ended November 30, 2001 (current quarter and current year-to-date period), of the fiscal year ending August 31, 2002, in comparison to the three months ended November 30, 2000 (comparable quarter of the prior year and prior year-to-date period). In addition, certain comparisons with the three months ended August 31, 2001 (previous quarter), are provided where management believes it is useful to the understanding of trends.

     The selected financial data for the periods presented may not be indicative of the Company's future financial condition or results of operations.

     The following table sets forth, for the three months ended November 30, 2001 and 2000, (i) the percentage relationship of certain items from the Company's statements of operations to sales and (ii) the percentage change in these items between the current period and the comparable period of the prior year:


                                          Percentage of
                                           Total Sales        Percentage Change
                                          Quarter Ended       From Quarter Ended
                                           November 30,       November 30, 2000
                                      -------------------      to Quarter Ended
                                        2001       2000       November 30, 2001
                                      --------   --------     ------------------
Sales                                    100 %      100 %             (4)%
Cost of sales                             79         89              (15)
                                        ----       ----             ----
   Gross profit                           21         11               83
                                        ----       ----             ----
Research and development                   7          8              (26)
Sales and marketing                       10         12              (17)
General and administrative                 6          6                3
                                        ----       ----             ----
   Total operating expenses               23         26              (15)
                                        ----       ----             ----
   Income (loss) from operations          (2)       (15)              90
Other expense, net                        (3)        (2)              42
                                        ----       ----             ----
Income (loss) before income taxes         (5)       (17)              72
Income tax (benefit) expense               -         (6)            (100)
                                        ----       ----             ----
   Net (loss) income                      (5)%      (11)%             58 %
                                        ====       ====             ====

Sales

     Total sales decreased 4% in the current quarter compared to the comparable quarter of the prior year and decreased 7% compared to the previous quarter. The decrease was primarily due to a reduction in the number of units shipped of several of the Company's product lines, primarily as a result of the general economic downturn that has occurred. The decrease was partially offset by an increase in filter product sales, as the downturn noted in previous periods appears to be ending for these products.

     Low-power components sales declined 3% from the comparable quarter of the prior year and 8% from the previous quarter. The decrease was primarily due to a decreased number of units sold of these products, particularly for the older style TO-39 products. Some of the TO-39 sales reduction has been offset by customers converting to surface mount versions or other RFM products, but a decline for this 20 year-old product line is expected to continue. Some reduction in sales to automotive accounts was experienced in the current quarter as a result of reductions in production rates of some of the Company's customers. While selling prices for individual products remained approximately stable, a change in product mix towards lower priced versions resulted in a slightly lower average selling price. The Company believes the market for Low-power Components is extremely price competitive, so there is no assurance that stable pricing will continue or that the Company can maintain its market share at current prices. As a result, sales for Low-power Components will probably continue to decline.

     Virtual Wire(R) Short-range Radio products sales in the current quarter decreased 22% in comparison to the comparable quarter of the prior year and 23% from the previous quarter. This decrease was attributable to a decreased number of units sold for those products. The decrease from the comparable quarter of the prior year resulted from the absence of a last time buy program for first generation products that occurred in the comparable quarter of the prior year. The conversion of customers from first to second generation products has resulted in a significant increase in gross margin, as the second generation products are more cost effective. The decrease in number of units sold from the previous quarter primarily resulted from an inventory reduction effort by the Company's domestic distributor. The Company has devoted significant capital, technical, sales and marketing resources to the Virtual Wire(R) Short-range Radio products, and has experienced a general increase in sales for these products in recent years. However, the recent economic downturn appears to have delayed many customer programs for which these products were designed. There is no assurance that that the relatively new demand for these products will continue to increase, or even be maintained at the current levels.

     Sales of filter products increased 37% from the comparable quarter of the prior year and 59% from the previous quarter due to an increase in the number of units sold. The Company has increased its sales to telecommunications customers. The Company believes that the economic downturn noted in previous periods is ending for these products. The increase in number of units sold was partially offset by a lower average selling price, as newer products generally have lower average selling prices than older products. The Company has devoted significant resources to developing and supporting the growth of its filter products. The product development and introduction cycle for filter products takes six to eighteen months to complete. As a result, it is difficult to predict whether or not the focus on filter products will continue to have a significant impact on the Company's sales.

     Sales of frequency control products decreased 19% from the comparable quarter of the prior year and 23% from the previous quarter. Sales decreased as a result of a lower number of units sold. The Company experienced decreased sales of products to customers in the computer and optical timing markets as a result of a continuing economic downturn in those markets, partially offset by an increase in sales to military customers. The Company believes its new line of optical timing oscillators will provide a significant sales opportunity. The timing and impact of these new products is too uncertain to estimate affect on sales.

     The Company's top five customers accounted for approximately 34%, 33% and 36% of the Company's sales in the current quarter, the comparable quarter of the prior year and the previous quarter, respectively. Distribution related customers accounted for approximately 17%, 23% and 19% of the Company's total sales in the current quarter, the comparable quarter of the prior year and the previous quarter, respectively. No single customer accounted for more than 10% of sales for the current quarter, while one customer, Insight Electronics, Inc., accounted for approximately 10% of total sales for the comparable quarter of the prior year and the previous quarter. The Company's sales strategy is to seek diversification in its customer base; however due to the very competitive nature of the markets in which it competes, the Company is not certain it will be able to continue to achieve this diversification.

     International sales were approximately 51%, 50% and 44% of the Company's sales during the current quarter, the comparable quarter of the prior year and the previous quarter, respectively. The Company considers all product sales with a delivery destination outside of North America to be international sales. These sales are currently denominated primarily in U.S. currency, but the Company is considering pricing some in Euros. The Company intends to continue its focus on international sales in the future and expects that international sales will continue to represent a significant portion of its business. However, international sales are subject to fluctuations as a result of local economic conditions and competition. Therefore, the Company cannot predict whether it will continue to derive a significant portion of its business from international sales.

     While the Company has achieved sales increases in prior years, there can be no assurance that this can be achieved in future periods. The Company expects that sales for the second quarter will be 5% to 10% less than the current quarter. The Company's success is highly dependent on achieving technological advances in its product design and manufacturing capabilities, as well as its ability to sell its products in a competitive marketplace that can be influenced by outside factors such as economic and regulatory conditions. Competition includes alternative technologies and competitors duplicating the Company's technologies that may adversely affect the selling prices and market share.

Gross Profit

         The current quarter gross margin of 21.2% increased from 11.1% in the comparable quarter of the prior year and 5.2% in the previous quarter. The previous quarter included approximately $1.2 million in special inventory charges to write off or reserve inventory resulting from the Company's decision to restructure its manufacturing facilities. Without this special reserve, the gross margin for the previous quarter would have been approximately 14.8%. The increase in margin over both periods primarily resulted from the positive impact of the Company's cost reduction program. At the end of the current quarter, the Company's offshore manufacturers have assembled approximately 75% of all shipments measured by sales. The movement of assembly operations offshore has enabled the Company to reduce its Dallas workforce, including contract labor, by approximately 55% since the end of fiscal year 2000. These cost reductions have resulted in significantly lower costs for the products that have been moved offshore. In addition, the transition of the Company's customers to second-generation Virtual Wire(R) Short-range Radio products has also served to reduce costs in relation to the comparable quarter of the prior year. Lastly, the current quarter benefited from an increase in sales for the more profitable Communication Products Group to 18% of total sales, compared to only 15% in the comparable quarter of the prior year and 13% in the previous quarter.

         The Company expects that the favorable impact of its gradual transition to offshore assembly will continue to result in lower manufacturing costs for some time. The completion of the Company's transition to offshore Low-power component assembly was completed late in the current quarter. In addition, the Company expects to see the impact of the offshore production of its Virtual Wire(R) Short-range Radio products in the third and fourth quarters of fiscal year 2002 as one of the Company's manufacturing alliances, Morioka Seiko Instruments Inc., a wholly owned subsidiary of Seiko Instruments Inc., reaches full production levels. Consequently, the full benefit of the offshore program is not expected until later in fiscal year 2002. As a result of this cost reduction effort, the Company expects to maintain or even improve its gross margin levels in the second quarter, despite an expected decrease in sales. Given the complexities of the manufacturing processes involved, there can be no assurance that the offshore program will be successful.

         The Company has in the past experienced sudden increases in demand, which have put pressure on its manufacturing facilities to increase capacity to meet this demand. In addition, new products sometimes require different manufacturing processes than the Company currently possesses. The Company has transitioned the majority of its assembly capability to offshore contractors. The Company may not be able to continue to increase its manufacturing capacity, the manufacturing capacity of its assembly contractors, or improve its manufacturing processes in a timely manner so as to take advantage of increased market demand. Failure to do this would result in a loss of potential sales in the periods impacted.

Research and Development Expense

         Research and development expenses in the current quarter decreased approximately $260,000, or 26%, from the comparable quarter of the prior year, primarily due to decreased personnel costs. Reduced personnel costs included significant reallocation of engineering design resources to manufacturing process engineering functions to meet current priorities. In addition, there was an increase of approximately $60,000 in engineering costs related to technology development contracts that caused a corresponding decrease in research and development expenses. The Company believes that the continued development of its technology and new products is essential to its success and is committed to continue to devote significant resources to research and development. The Company expects that research and development expenses may increase or stay approximately the same in absolute dollars over the next several quarters.

Sales and Marketing Expense

         Current quarter sales and marketing expenses decreased approximately $240,000, or 17% primarily due to reduced sales commission expenses as a result of changes in the Company's sales commission program. The Company expects to incur comparable sales and marketing expenses in absolute dollars over the next several quarters, with the exception of sales commission expenses that will fluctuate in line with sales levels.

General and Administrative Expense

         General and administrative expenses for the current quarter increased approximately $20,000, or 3%, from the prior comparable period. The Company expects to incur comparable general and administrative expenses in absolute dollars over the next several quarters.

Total Operating Expenses

         The Company's cost reduction program has extended to operating expenses. Total operating expenses were approximately $480,000 lower in the current quarter than in the comparable quarter of the prior year resulting in a 15% overall decrease. It is a further 8% decrease over the previous quarter, when special charges are eliminated from the previous quarter. The Company believes it has the resources in place to execute its operating plan. Therefore, it does not expect operating expenses to change materially over the next several quarters, other than changes related to sales volume and the resulting impact on sales commission expense.

Loss from Operations

         Loss from operations was $172,000, a 90% reduction from the $1.8 million loss from operations in the comparable quarter of the prior year. The decrease in loss from operations results from both an improvement in gross margin and a reduction of operating expenses.

Other Income (Expense)

         Total other expenses were $393,000 in the current quarter, compared to $277,000 for the comparable quarter of the prior year. The increase in total other expenses primarily results from increased expenses as a result of increased borrowings, including the impact of amendment costs to bank agreements and the amortized portion of fees associated with the Company's line of credit. Total other expenses for the current quarter represent a $160,000 decrease from the previous quarter as a result of a lower amount borrowed and interest rate reductions. For the next several quarters, the Company expects total other expenses to be approximately $100,000 lower per quarter as a result of reduced debt and lower interest rates.

Loss Before Income Taxes

         Current quarter loss before taxes was $565,000, compared to a $2.0 million loss in the comparable quarter of the prior year. The decrease in loss before income taxes results from an improvement in gross margin and a reduction of operating expenses, partially offset by an increase in total other expenses such as interest expense.

Income Tax Benefit

         In fiscal year 2001, the Company provided a full valuation allowance against deferred tax assets in accordance with FASB 109. As a result, the Company does not expect to record any future income tax benefits or expense until recovery of deferred tax assets is more likely than not, based on historical data. The potential tax savings from loss carryforwards are still available to the Company, however. The Company expects that this will improve both reported earnings and cash flow in future periods if the Company returns to profitability. In the prior year, there was a $717,000 tax benefit recorded as a result of $2.0 million in loss before income taxes.

Net Loss

         Net loss was $565,000, or $.08 per diluted share, in the current quarter, compared to net loss of $1,332,000, or $.21 per diluted share, for the comparable quarter of the prior year.

Financial Condition

Financing Arrangements

         In December 2000, the Company entered into an agreement with a commercial bank for a credit facility consisting of a $13.5 million revolving credit facility and a $3.0 million term note. Included in the revolving credit facility is an $8.5 million loan that is supported by the Export/Import bank (Exim bank). Both facilities terminate on December 31, 2003. The proceeds of these new loans and the sale of approximately $3.6 million in short term investments were used to pay off approximately $6.9 million for the revolving credit facility and $8.8 million in obligations related to the equipment-collateralized operating lease facility. As a result, the Company completely satisfied its obligations to its former bank and acquired approximately $8.3 million in capital assets that had formerly been utilized under operating leases.

         The structure of the new banking agreement ties amounts borrowed under the agreement to a borrowing base consisting of certain receivables, inventory, and fixed assets. Essentially all the assets of the Company, tangible and intangible, are pledged as collateral under both facilities. The term loan requires equal monthly payments of principal totaling $50,000 plus interest, which began January 2001. Also, it will be necessary to pay off a portion of the term note in relation to the equipment being moved to support the offshore manufacturing initiative. This is because the equipment is collateral for the term note. The portion to pay off is equal to appraised value of the equipment that moves. There is no assurance that this can be accomplished on favorable terms. Should that not occur, there could be a slowdown in the Company's plans to expand offshore production. The interest rate for both facilities is 2% over prime rate. As part of the agreement, the bank was given a ten-year warrant to purchase 30,000 shares of the Company's common stock at $5.00 per share. This new credit facility contains financial covenants relating to various matters, including but not limited to, minimum net worth, quarterly and monthly earnings, and limitations on changes in corporate structure, and restrictions on dividends and capital spending. On three occasions, the Company has amended the banking arrangements to relax those covenants for one-time fees in the aggregate amount of $205,000. Although the Company believes that it will be able to meet the revised covenants, there is no assurance that this will occur. The Company is currently working with its bank to set annual covenants for period December 2001 through November 2002 as called for in its bank agreement. Based on prior covenants, the Company does not expect that the new covenants will be unusually difficult to comply with. In fiscal 2001, the earnings and shareholders equity covenants were the most difficult to meet. Should the Company be unable to meet its operating plan due to significant shortfall in sales or margins, a covenant violation could occur. Should there be a covenant violation without a waiver or amendment, the maturity of the Company's debt could be accelerated and other sources of cash would be needed.

         In December 2000, the Company entered into an agreement to raise approximately $2.0 million in cash by the sale of common stock and warrants to purchase common stock. The sale consisted of 533,332 units.
Each unit was sold at a price of $3.75 and consisted of one share of common stock and a three-year warrant to purchase one share of common stock at $7.50. The agreement called for certain restrictions on the sale or further acquisition of stock by the investors, as well as the right to require registration in the future. The proceeds of the sale of this stock was used to support the operations of the Company.

Cash Flows

         The major source of liquidity at November 30, 2001, consisted of approximately $0.1 million of cash and $1.3 million available under the banking agreement. Net cash provided from operating activities was $748,000 for the current year-to-date period as compared to $131,000 for the prior year-to-date period. The increased operating cash flow was primarily due to improvement in net income adjusted for noncash transactions which was $878,000 in the current year, compared to $862,000 net loss adjusted for noncash transactions for the prior year. This is a $1.7 million turn around and is a result of the Company's various cost reduction programs and other efforts to improve operating results.

         In the current year, $130,000 was used in working capital, while in the previous year $993,000 was provided by working capital . The use of cash in working capital in the current year was primarily a result of paying down accounts payable and accrued expenses such as severance costs. Also, there was a use of cash in working capital from an increase of $256,000 in receivables in the current quarter reflecting increased sales late in the quarter. This was partially offset with cash provided by a $982,000 inventory reduction in the current quarter. This was a result of the Company's inventory reduction efforts. To date, the Company has not experienced any significant collection issues related to the economic downturn. In the prior year, the reduction in working capital was largely a result of decreased receivables resulting from decreased sales and increased trade payables.

         The Company's plan is to maintain a positive operating cash flow from operations for fiscal year 2002. Since capital expenditures are expected to be very low, this should allow the Company to operate in a normal manner during the current fiscal year, despite a relatively low amount of cash reserves. However, there can be no assurance that this will be achieved.

         Cash generated from investing activities was $154,000 for the current year-to-date period, as compared to cash used in investing activities of $309,000 for the prior year-to-date period. This was primarily due to the fact that the company generated proceeds of $174,000 from disposing of equipment in the current year compared to utilizing $335,000 to pay for capital expenditures in the prior year. The Company expects to acquire up to $1 million of capital equipment by the end of fiscal 2002, consisting primarily of equipment needed for its wafer fabrication manufacturing facilities. Due to its offshore manufacturing initiative, the Company does not expect to require significant additions to its assembly facilities or equipment.

         Net cash utilized in financing activities was $1.1 million in the current year-to-date period and almost zero in the prior year-to-date period. In the current year-to-date period, approximately $1.1 million was used to pay down bank debt. In the past two quarters, bank debt has been reduced by approximately $3.0 million. Under the Company's banking agreement, all receipts on trade receivables are applied to the loans that are outstanding and the Company borrows funds to support its activities according to its borrowing base. As a result, repayments on debt and borrowings are large relative to sales.

         As of November 30, 2001, the Company had approximately $1.3 million available in cash under its banking arrangement based upon the borrowing base at that time. In addition, approximately $4.2 million may become available under the Revolving Credit facility if the Company's borrowing base were to increase sufficiently to support the increased borrowing. However, there can be no assurance that this will happen. While the Company is completing its restructuring program, there could be a working capital short fall, particularly in the second quarter of fiscal year 2002. The Company believes that cash generated from operations, if any, its cash balances, and the amounts available under its credit facility will be sufficient to meet the Company's operating cash requirements through the fiscal year 2002. To the extent that these sources of funds are insufficient to meet the Company's capital or operating requirements, the Company may be required to raise additional funds or reduce spending. No assurance can be given that additional financing will be available or, if available, that it will be available on acceptable terms. Should that occur, there could be significant adverse impact on the Company's operations.

Forward-looking Statements

         This report and other presentations made by RF Monolithics, Inc. (RFM) contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such statements involve known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results expressed or implied by such statements. Although RFM believes that in making any such statements its expectations are based on reasonable assumptions, any such statement involves uncertainties and is qualified in its entirety by reference to the following important factors, among others, that could cause the actual results of RFM to differ materially from those statements: (i) timely development, acceptance and pricing of new products; (ii) timely implementation of manufacturing processes and transition to offshore manufacturing; (iii) ability to obtain production material and labor; (iv) the potential transition to value-added products; (v) the impact of competitive products and pricing; (vi) general industry trends; (vii) general economic conditions as they affect RFM's customers and manufacturing contractors; (viii) availability of required financing on favorable terms; and
(ix) other factors disclosed in this report and on Form 10-K for the year ended August 31, 2001 filed with the Securities and Exchange Commission.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risk primarily due to fluctuations in interest rates. As of November 30, 2001, with all other variables held constant, a hypothetical one percentage point increase in interest rates would result in an increase in interest expense of approximately $100,000 on an annual basis.

         The Company has amended its bank agreement to facilitate sales in Euros up to a maximum of $500,000 receivable at any given time. The Company intends to hedge its foreign exchange rate exposure. As of November 30, 2001, no such transactions had occurred.

                           PART II. OTHER INFORMATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The Company hereby incorporates by reference all exhibits filed in connection with Form 10-K for the year ended August 31, 2001.

(b)      Exhibits included:

          Exhibit                     Description
          -------                     -----------

          10.60 Amendment 2 dated October 1, 2001 to Manufacturing Agreement between Registrant and Cirtek Electronics Corporation dated March 23, 2001.

          10.61 Third Amendment dated November 29, 2001 to Credit and Security Agreement between Registrant and Wells Fargo Bank Minnesota, N.A. dated December 8, 2000.

          10.62 Third Amendment dated November 29, 2001 to Credit and Security Agreement between Registrant and Wells Fargo Business Credit, Inc. dated December 8, 2000.

          10.63 Manufacturing Agreement between Registrant and Tai-Saw Technology Co., Ltd. dated October 12,
                        2001.

          10.64 Amendment 1 dated October 13, 2001 to Manufacturing Agreement between Registrant and Tai-Saw Technology Co., Ltd. dated October 12, 2001.

          10.65 Manufacturing Assembly Agreement between Registrant and Tai-Saw Technology Co., Ltd. dated October 31, 2001.


(b) The Company did not file any reports on Form 8-K during the quarter ended November 30, 2001.

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

                                    RF MONOLITHICS, INC.



Dated:  January 14, 2002            By:         /s/ David Kirk
                                       ----------------------------------------
                                       David Kirk
                                       CEO, President and Director

                                    By:         /s/ James P. Farley
                                       ----------------------------------------
                                       James P. Farley
                                       Vice President, Controller & Secretary

                                INDEX TO EXHIBITS


                Exhibit                Description
                -------                -----------

                 10.60 Amendment 2 dated October 1, 2001 to Manufacturing Agreement between Registrant and Cirtek Electronics Corporation dated March 23, 2001. (1)
                 10.61 Third Amendment dated November 29, 2001 to Credit and Security Agreement between Registrant and Wells Fargo Bank Minnesota, N.A. dated December 8, 2000. (1)
                 10.62 Third Amendment dated November 29, 2001 to Credit and Security Agreement between Registrant and Wells Fargo Business Credit, Inc. dated December 8, 2000. (1)
                 10.63 Manufacturing Agreement between Registrant and Tai-Saw Technology Co., Ltd. dated October 12, 2001. (1)
                 10.64 Amendment 1 dated October 13, 2001 to Manufacturing Agreement between Registrant and Tai-Saw Technology Co., Ltd. dated October 12, 2001. (1)
                 10.65 Manufacturing Assembly Agreement between Registrant and Tai-Saw Technology Co., Ltd. dated October 31, 2001. (1)


      (1)  Filed as an exhibit to this Form 10-Q.