Form 10-Q
period 2002-02-28
RF MONOLITHICS INC /DE/
filed 2002-04-12
CIK 922204

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                         _____________________________


                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934



                For the Quarterly Period Ended February 28, 2002



                           Commission File No. 0-24414

                              RF Monolithics, Inc.

             (Exact name of registrant as specified in its charter)



                          ____________________________

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

                                  [X]Yes       [_] No

As of March 31, 2002, 7,096,553 shares of the Registrant's Common Stock, $.001 par value, were outstanding.

                              RF MONOLITHICS, INC.

                                    FORM 10-Q

                         QUARTER ENDED FEBRUARY 28, 2002

                                TABLE OF CONTENTS

     Item
    Number                                                                                     Page
    ------                                                                                     ----
              Part I. CONDENSED CONSOLIDATED FINANCIAL INFORMATION

      1.    Condensed Consolidated Financial Statements:
              Condensed Consolidated Balance Sheets
               February 28, 2002 (Unaudited), and August 31, 2001                                2

              Condensed Consolidated Statements of Operations - Unaudited
               Three Months Ended February 28, 2002 and 2001
               and Six Months Ended February 28, 2002 and 2001                                   3

              Condensed Consolidated Statements of Cash Flows - Unaudited
               Six Months Ended February 28, 2002 and 2001                                       4

              Notes to Condensed Consolidated Financial Statements - Unaudited                   5

      2.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                                  8

      3.    Quantitative and Qualitative Disclosures about Market Risk                          16


                           PART II. OTHER INFORMATION


      4.    Submission of Matters to a Vote of Security Holders                                 17

      6.    Exhibits and Reports on Form 8-K                                                    18

                                   SIGNATURES

                                INDEX TO EXHIBITS

              PART I. CONDENSED CONSOLIDATED FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RF MONOLITHICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
----------------------------------------------------------------------------------------------
                                                                 February 28,       August 31,
                                                                     2002             2001
ASSETS                                                           (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                     $     265          $     332
   Trade receivables - net                                           6,667              8,305
   Inventories                                                      11,122             11,618
   Prepaid expenses and other                                          743                787
                                                                 ---------          ---------

                 Total current assets                               18,797             21,042

PROPERTY AND EQUIPMENT - Net                                        13,838             16,748

OTHER ASSETS - Net                                                     478                562
                                                                 ---------          ---------
TOTAL                                                            $  33,113          $  38,352
                                                                 =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt and line of credit          $   1,100          $   1,400
   Capital lease obligations                                            25                 57
   Accounts payable - trade                                          3,654              4,718
   Accounts payable - construction and equipment                        43                165
   Accrued expenses and other liabilities                            1,247              2,029
                                                                 ---------          ---------
                 Total current liabilities                           6,069              8,369

LONG-TERM DEBT                                                       7,696              9,927

OTHER LIABILITIES                                                      180                  -

STOCKHOLDERS' EQUITY:
   Common stock:  7,097 and 7,068 shares issued                          7                  7
   Additional paid-in capital                                       32,841             32,767
   Common stock warrants                                               800                800
   Treasury stock, 36 common shares                                   (227)              (227)
   Retained deficit                                                (13,874)           (12,767)
   Unearned compensation                                              (379)              (524)
                                                                 ---------          ---------
                 Total stockholders' equity                         19,168             20,056
                                                                 ---------          ---------
TOTAL                                                            $  33,113          $  38,352
                                                                 =========          =========

See notes to condensed consolidated financial statements.

RF MONOLITHICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
(In Thousands, Except Per-Share Amounts)
-------------------------------------------------------------------------------

                                                     Three Months Ended             Six Months Ended
                                                       February 28                    February 28
                                                  ---------------------          ---------------------
                                                     2002         2001              2002         2001
SALES                                             $  9,850     $ 11,981          $ 21,530     $ 24,162

COST OF SALES                                        7,530       10,623            16,731       21,449
                                                  --------     --------          --------     --------

GROSS PROFIT                                         2,320        1,358             4,799        2,713

OPERATING EXPENSES:
   Research and development                            749        1,121             1,489        2,122
   Sales and marketing                               1,144        1,538             2,325        2,955
   General and administrative                          700          864             1,430        1,573
                                                  --------     --------          --------     --------
                 Total operating expenses            2,593        3,523             5,244        6,650
                                                  --------     --------          --------     --------

LOSS FROM OPERATIONS                                  (273)      (2,165)             (445)      (3,937)
OTHER INCOME (EXPENSE):
   Interest income                                       2           12                 4           68
   Interest expense                                   (271)        (332)             (654)        (613)
   Other expense                                         -           (9)              (12)         (61)
                                                  --------     --------          --------     --------
                 Total                                (269)        (329)             (662)        (606)
                                                  --------     --------          --------     --------

LOSS BEFORE INCOME TAXES                              (542)      (2,494)           (1,107)      (4,543)

INCOME TAX BENEFIT                                       -         (873)                -       (1,590)
                                                  --------     --------          --------     --------

NET LOSS                                          $   (542)    $ (1,621)         $ (1,107)    $ (2,953)
                                                  ========     ========          ========     ========
LOSS PER SHARE

   Basic                                          $  (0.08)    $  (0.24)         $  (0.16)    $  (0.45)
                                                  ========     ========          ========     ========

   Diluted                                        $  (0.08)    $  (0.24)         $  (0.16)    $  (0.45)
                                                  ========     ========          ========     ========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:

   Basic                                             7,086        6,834             7,077        6,521
                                                  ========     ========          ========     ========

   Diluted                                           7,086        6,834             7,077        6,521
                                                  ========     ========          ========     ========

See notes to condensed consolidated financial statements.

RF MONOLITHICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(In Thousands)
--------------------------------------------------------------------------------

                                                                               Six Months Ended
                                                                                 February 28
                                                                          ------------------------
                                                                             2002            2001
OPERATING ACTIVITIES:
 Net loss                                                                 $ (1,107)       $ (2,953)
 Noncash items included in net loss:
    Deferred income taxes                                                        -          (1,658)
    Depreciation and amortization                                            2,664           2,481
    Provision for doubtful accounts                                             51               -
    Amortization of unearned compensation                                      131              91
    Other                                                                        -              42
                                                                          --------       ---------
       Net loss adjusted for noncash transactions                            1,739          (1,997)
                                                                          --------       ---------
 Cash provided by (used in) operating working capital:
      Trade receivables                                                      1,587           1,267
      Inventories                                                              496          (1,029)
      Prepaid expenses and other                                                44             (65)
      Accounts payable - trade                                              (1,064)           (181)
      Accrued expenses and other liabilities                                  (602)           (763)
      Income taxes payable/receivable                                            -           1,343
                                                                          --------       ---------
       Net cash provided by operating working capital                          461             572
                                                                          --------       ---------
       Net cash provided by (used in) operating activities                   2,200          (1,425)
                                                                          --------       ---------
INVESTING ACTIVITIES:
 Increase in short-term investments                                              -          (1,538)
 Decrease in short-term investments                                              -           5,081
 Acquisition of property and equipment                                         (54)         (8,607)
 Proceeds from disposition of property and equipment                           339             133
 Decrease (increase) in other assets                                            45             (30)
                                                                          --------       ---------
        Net cash provided by (used in) investing activities                    330          (4,961)
                                                                          --------       ---------
FINANCING ACTIVITIES:
 Borrowings on notes payable                                                22,118          22,473
 Repayments of notes payable                                               (24,649)        (17,980)
 Repayments of capital lease obligations                                       (32)            (47)
 Repayments of accounts payable - construction and equipment                  (122)           (354)
 Proceeds from common stock and warrants issued                                 88           2,336
                                                                          --------       ---------
        Net cash provided by (used in) financing activities                 (2,597)          6,428
                                                                          --------       ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               (67)             42
CASH AND CASH EQUIVALENTS:
 Beginning of period                                                           332             542
                                                                          --------       ---------
 End of period                                                            $    265       $     584
                                                                          ========       =========
SUPPLEMENTAL INFORMATION:
 Interest paid                                                            $    417       $     401
                                                                          ========       =========
 Income taxes paid                                                        $      -       $  (1,316)
                                                                          ========       =========

See notes to condensed consolidated financial statements.

RF MONOLITHICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
--------------------------------------------------------------------------------

1.   INTERIM FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, that in the opinion of the management of RF Monolithics, Inc. (the "Company" or "RFM") are necessary for a fair presentation of the Company's financial position as of February 28, 2002, and the results of operations and cash flows for the three and six months ended February 28, 2002 and 2001. These unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended August 31, 2001, filed with the Securities and Exchange Commission.

Operating results for the six months ended February 28, 2002, are not necessarily indicative of the results to be achieved for the full fiscal year ending August 31, 2002.

2.   INVENTORIES

Inventories consist of the following (in thousands):


                                                    February 28,    August 31,
                                                       2002           2001

     Raw materials and supplies                      $ 3,916        $ 4,761

     Work in process                                   3,622          3,792
     Finished goods                                    3,584          3,065
                                                     -------        -------

     Total                                           $11,122        $11,618
                                                     =======        =======

3.   PROPERTY AND EQUIPMENT

Property and equipment includes construction in progress of $111,000 at February 28, 2002, and $157,000 at August 31, 2001, which is composed of equipment and other assets not yet placed in service primarily related to increasing the capacity of the Company's manufacturing facilities.

On December 17, 2001, the Company entered into an agreement to lease certain equipment to one of its manufacturing alliances in Taiwan. The equipment subject to the lease is the only sizable amount of Property and Equipment that the Company has at an overseas location. The book value of the equipment at February 28, 2002 was approximately $2.2 million. The lease term is for three years and then renewable annually in one year increments. The rental income to be received approximately equals the depreciation on the equipment. The lease payments pursuant to the lease are expected to begin when certain products that are produced by the equipment are qualified for full production, which is anticipated to be some time in the Company's fourth quarter.

4.   CREDIT FACILITIES

On December 8, 2000, the Company entered into a Security and Loan Agreement (Agreement) for a total credit facility consisting of (i) a revolving line-of-credit facility of up to $13,500,000, limited to the available borrowing base, which is based on the levels of eligible accounts receivable and inventory, as defined in the Agreement and (ii) a term loan facility of $3,000,000. At February 28, 2002 the balances outstanding on the revolving line of credit and term loan were $7,020,000 and $1,826,000 respectively. Both facilities expire in December, 2004; however, the term loan facility requires monthly payments of $50,000. Interest is payable monthly for both facilities at bank prime plus 2% (6.75% on February 28, 2002). In connection with the Agreement, the Company entered into a warrant purchase agreement with the lender and issued warrants to purchase 30,000 shares of the Company's common stock at an exercise price of $5.00 per share. The warrants expire in 10 years and the fair value assigned to these warrants of $85,000 was accounted for as a debt discount and is being amortized over the period of the Agreement. The balance of the debt discount at February 28, 2002 was $50,000.

The Agreement contains financial covenants relating to various matters, including but not limited to, minimum net worth, quarterly and monthly earnings, limitations on changes in corporate structure, and restrictions on dividends and capital spending. The Company was in compliance with all covenants as of February 28, 2002. Although the Company believes that it will be able to meet the covenants, there is no assurance that this will occur. Should there be a covenant violation without a waiver or amendment, the maturity of the Company's debt could be accelerated and other sources of cash would be needed.

5.   CAPITAL STOCK

During the first quarter of the fiscal year, the Company granted to officers and employees Incentive Stock Options to purchase 60,000 shares of the Company's Common Stock at an exercise price of $2.01, which was the market value on the date of grant. The options were granted in accordance with the 1997 Equity Incentive Plan. The Company also granted to certain employees Non-qualified Stock Options to purchase 33,500 shares of common stock. The items were granted in accordance with the Company's 1999 Equity Incentive Plan. The options were granted at an exercise price ranging between $2.01 and $2.25, which was the market value on the date of grants. Also during the first quarter, the Company granted to consultants Non-qualified Stock Options to purchase 5,000 shares of the Company's Common Stock at an exercise price of $2.01, which was the market value on the date of grant. The options were granted in accordance with the Company's 1999 Equity Incentive Plan. Stock options granted to consultants are recorded under guidance of FASB Interpretation 44 by recording unearned compensation of $6,392 and expensing the amount over the remaining vesting or consulting period, whichever is shorter.

During the second quarter of the fiscal year, in accordance with the Company's 1997 Equity Incentive Plan, the Company granted to certain employees Incentive Stock Options to purchase a total of 50,000 shares of common stock. The exercise price of the grants is $2.27, which was equal to the fair value of the common stock at the date of grant. On January 3, 2002, in accordance with the Company's 1994 Stock Option Plan, non-employee directors were granted Non-qualified Stock Options to purchase a total of 18,000 shares of common stock at an exercise price of $3.26, which was equal to the fair value of the common stock at the date of grant. In January 2002, the stockholders approved an amendment to the Company's 1994 Employee Stock Purchase Plan, to increase the aggregate number of shares of common stock authorized for issuance under the plan by 200,000 (from 525,000 shares to 725,000 shares). Also in January 2002, the stockholders approved an amendment to the Company's 1997 Equity Incentive Plan, to increase the aggregate number of shares of common stock authorized for issuance under the plan by 100,000 (from 1,575,000 shares to 1,675,000 shares).

6.   SALES REVENUE

                                                   Amounts                                       % of Total
                                   ----------------------------------------         -----------------------------------------
                                     Three Months            Six Months                Three Months            Six Months
                                   Ended February 28      Ended February 28          Ended February 28      Ended February 28
                                   ------------------    ------------------         -------------------     -----------------
                                     2002       2001       2002       2001            2002        2001       2002       2001
                                   -------    -------    -------    -------         --------     ------     ------     ------
Low-power Product Group:
  Low-power components               5,451      6,621     13,019     14,423               55 %       55 %       61 %       60 %
  Virtual Wire(R)radio products      1,864      2,422      3,687      4,755               19         20         17         20
                                   -------    -------    -------    -------           ------     ------     ------     ------
     Subtotal                        7,315      9,043     16,706     19,178               74         75         78         80
                                   -------    -------    -------    -------           ------     ------     ------     ------
Communications Products Group:
  Frequency control modules            517        803      1,044      1,452                6          7          5          6
  Filters                            1,783      2,028      3,362      3,184               18         17         15         13
                                   -------    -------    -------    -------           ------     ------     ------     ------
     Subtotal                        2,300      2,831      4,406      4,636               24         24         20         19
                                   -------    -------    -------    -------           ------     ------     ------     ------
Total Product Sales                  9,615     11,874     21,112     23,814               98         99         98         99
Technology development sales           235        107        418        348                2          1          2          1
                                   -------    -------    -------    -------           ------     ------     ------     ------

Total Sales                          9,850     11,981     21,530     24,162              100 %      100 %      100 %      100 %
                                   =======    =======    =======    =======           ======     ======     ======     ======

The following table sets forth the components of the Company's sales and the percentage relationship of the components to sales by product area for the periods indicated (in thousands, except percentage data):

7.   RESTRUCTURING

 In the fourth quarter of fiscal year 2001, the Company recorded restructuring expenses of approximately $1.4 million. The restructuring expenses consisted of a fixed asset charge of $1.0 million which was taken to write down or write off fixed assets that are no longer required due to the move of certain manufacturing lines overseas and a charge of approximately $400,000 for severance costs. The Company's restructuring plan reduced its employee workforce by 238 during the fourth quarter of fiscal year 2001 and first quarter of fiscal year 2002. This reduction occurred mostly in the manufacturing and manufacturing support departments of those operations moving overseas. Communication of workforce reduction plans occurred prior to August 31, 2001. The Company expects this restructuring to be completed in fiscal year 2002.

     The following represents a roll forward of the restructuring accrual, which is included in property & equipment and accrued expenses in the accompanying financial statements (in thousands):

                                                    Six Months Ended             Year Ended
                                                   February 28, 2002         August 31,2001
          Beginning balance                                 $    922              $       -
          Accrual for restructuring costs                          -                  1,399
          Severance payments to employees                       (349)                   (47)
          Fixed assets disposed of                                28                   (430)
                                                            --------               --------
          Ending balance                                    $    601               $    922
                                                            ========               ========

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

General

         RFM designs, develops, manufactures and markets a broad range of radio frequency components and modules. The Company's products are organized into two Product Groups, the Communications Products Group and the Low-power Products Group. The Communications Products Group includes Frequency Control Modules and Filter products. The Low-power Products Group includes Low-power Components, as well as Virtual Wire(R) Short-range Radio products. The Company's products are based on surface acoustic wave (SAW) technology, and the Company's strategy is to leverage its radio frequency design skills and its packaging technology to provide SAW-based solutions to the current and emerging needs of the electronics industry. The Company sells to original equipment manufacturers and distributors in automotive, consumer, industrial and telecommunication market segments worldwide.

Results of Operations

         The following discussion relates to the financial statements of the Company for the three months and six months ended February 28, 2002 (current quarter and current year-to-date period), of the fiscal year ending August 31, 2002, in comparison to the three months and six months ended February 28, 2001 (comparable quarter of the prior year and prior year-to-date period). In addition, certain comparisons with the three months ended November 30, 2001 (previous quarter) are provided where management believes it is useful to the understanding of trends.

         The following financial data for the periods presented may not be indicative of the Company's future financial condition or results of operations.

         The following table sets forth, for the three months and six months ended February 28, 2002 and 2001, (i) the percentage relationship of certain items from the Company's statements of operations to sales and (ii) the percentage change in these items between the current period and the comparable period of the prior year:

                                           Percentage of Total Sales                  Percentage Change From
                                  ---------------------------------------------   -----------------------------------
                                       Three Months           Six Months            Three Months      Six Months
                                    Ended February 28      Ended February 28       Ended February   Ended February
                                  ---------------------------------------------
                                     2002        2001       2002      2001          2001 to 2002     2001 to 2002
                                  ---------------------------------------------   -----------------------------------

Sales                                100 %      100 %      100 %      100 %             (18)%             (11)%
Cost of sales                         76         89         78         89               (29)              (22)
                                    ----       ----       ----       ----              ----              ----
  Gross profit                        24         11         22         11                71                77
                                    ----       ----       ----       ----              ----              ----
Research and development               8          9          7          9               (33)              (30)
Sales and marketing                   12         13         11         12               (26)              (21)
General and administrative             7          7          6          6               (19)               (9)
                                    ----       ----       ----       ----              ----              ----
   Total operating expenses           27         29         24         27               (26)              (21)
                                    ----       ----       ----       ----              ----              ----
   Income from operations             (3)       (18)        (2)       (16)               87                89
Other income (expense), net           (3)        (3)        (3)        (3)              (18)                9
                                    ----       ----       ----       ----              ----              ----
Income before income taxes            (6)       (21)        (5)       (19)               78                76
Income tax expense                               (7)                   (7)             (100)             (100)
                                    ----       ----       ----       ----              ----              ----
   Net income                         (6)%      (14)%       (5)%      (12)%              67 %              63 %
                                    ====       =====      ====       =====             ====              ====

Sales

         Total sales decreased 18% in the current quarter compared to the comparable quarter of the prior year and 16% compared to the previous quarter. The decrease was primarily due to a reduction in the number of units sold. The reduction in number of units sold occurred in all product lines and was a result of the general economic slowdown, particularly for Low-power Components sales to automotive markets. The decrease in Low-power Component business was the primary reason why sales for the current quarter declined 16% from the previous quarter. Average selling prices for each product line were similar to the comparable quarter of the prior year.

         Sales for the current year-to-date period decreased 11% over the prior comparable year-to-date period. A major part of this decline occurred in the second quarter for the reasons stated above. The reduction in Virtual Wire(R) Short-range Radio product sales also resulted from the absence of a last time buy program for first generation products that occurred in the prior year.

         Low-power Component sales in the current quarter declined 18% from the comparable quarter of the prior year and 28% from the previous quarter. The decrease was primarily due to a reduction in the number of units sold resulting from the reduced production schedules of several of our automotive customers. Tire pressure monitoring applications remained relatively stable, but keyless entry system shipments decreased significantly. Recent information from some automotive customers indicates they expect a recovery later this year. The Company believes it has the opportunity to increase its Low-power Component sales, although there is no assurance that this will happen due to the economic uncertainties involved. Furthermore, average-selling prices for these products has remained stable, although there is no assurance that this will continue in this competitive market. As a result, sales for Low-power Components may not increase or return to the levels they had been in previous periods.

         Virtual Wire(R) Short-range Radio products sales in the current quarter decreased 23% in comparison to the comparable quarter of the prior year and increased 2% from the previous quarter. The reduction from the comparable quarter of the prior year was primarily due to the fact that the prior year included last time sales of first-generation products, which were insignificant in the current quarter. The second-generation products have proven to be much more cost effective than first-generation products, so the shift to second-generation products in the current year has had a significant favorable impact on gross margins. Sales for the current quarter would have been higher by several hundred thousand dollars, had a customer for these products not pushed out some orders at the end of the quarter. These orders are now expected to begin shipping in the fourth quarter. The Company believes Virtual Wire(R) Short-range Radio products represent a significant opportunity for sales growth due to the technical advantages they represent to potential customers in a wide range of wireless markets. However, due to uncertainties in customer development programs and the impact that economic conditions have on these programs, there is no assurance that customer demand will increase in the foreseeable future or even stay the same.

         Sales of Filter products in the current quarter decreased 12% from the comparable quarter of the prior year and increased 13% from the previous quarter. The decrease from the prior year was due to a decrease in the number of units shipped to telecommunications customers due to the general economic slowdown in that market. The increase in filter sales from the previous quarter was due to an increased average selling price of those products as a result of a shift in customer mix. The increase in filter sales from the previous quarter also contributed to higher gross margins in the quarter. The Company believes the telecommunications market is currently very unpredictable due to its economic condition, and it is impossible to predict sales in this particular market with any precision.

         Sales of Frequency Control products in the current quarter decreased 36% from the comparable quarter of the previous year primarily due to a decreased number of units sold. Sales of these products in the current quarter were comparable to sales in the previous quarter. Sales in the prior year were particularly strong for clock oscillator products to high-end computer customers, which did not recur this year. The Company believes sales in the computer sector, as well as its optical timing products to telecommunications customers, have been particularly slowed by economic conditions in those markets. It is not known when, or if, a recovery will occur for these products.

          The Company's top five customers accounted for 36%, 35% and 34% of the Company's sales in the current quarter, the comparable quarter of the prior year and the previous quarter, respectively. Distribution related customers accounted for 21%, 20% and 17% of the Company's total sales in the current quarter, the comparable quarter of the prior year and the previous quarter, respectively. No single customer accounted for 10% or more of sales for the current quarter, while one did for the comparable quarter of the prior year. The Company's sales strategy is to seek diversification in its customer base, and believes that diversification is the reason that new order levels have not declined more significantly in recent quarters. However, due to the very competitive nature of the markets in which it competes, the Company is not certain it will be able to continue to achieve this diversification.

         International sales were 61%, 51% and 51% of the Company's sales during the current quarter, the comparable quarter of the prior year and the previous quarter, respectively. The Company believes that the increase in the portion of sales from international sources in the current quarter compared to the comparable quarter of the prior year is due to a shift in specific customer delivery patterns, rather than any known geographic shift in its markets. The Company considers all product sales with a delivery destination outside of North America to be international sales. These sales are denominated primarily in U.S. currency, although the Company has made arrangements to handle a limited amount of sales in Euros. The Company intends to continue its focus on international sales in the future and expects that international sales will continue to represent a significant portion of its business. However, international sales are subject to fluctuations as a result of local economic conditions and competition. Therefore, the Company cannot predict whether it will continue to derive a significant portion of its business from international sales.

         The Company expects that sales for the third quarter will be approximately the same as the current quarter. The Company's success is highly dependent on achieving technological advances in its product design and manufacturing capabilities, as well as its ability to sell its products in a competitive marketplace that can be influenced by outside factors such as economic and regulatory conditions. Competition includes alternative technologies and competitors duplicating the Company's technologies that may adversely affect the selling prices and market share. The Company is attempting to increase its sales, but there is be no assurance that this can be achieved.

Gross Profit

         The current quarter gross margin of 23.6% increased from 11.3% in the comparable quarter of the prior year and 21.2% gross margin in the previous quarter. The Company attributes much of the increase in its gross margin to the ongoing benefits of its restructuring program, including the movement of more than 70% of its assembly operations offshore. The headcount of all Company employees and contract workers has decreased by more than 60% from the comparable quarter of the prior year. Most of the reduction has been in manufacturing personnel and those supporting manufacturing at the Dallas facility. These cost reductions have significantly lowered costs for the products that have been moved offshore. The current quarter was also favorably impacted by a change in mix towards relatively more profitable communications product sales (24% of total sales compared to 18% in the previous quarter) and decreased Low-power Component product sales (55% of total sales compared to 65% in the previous quarter).

         The current year-to-date gross margin was 22.3%, which is a significant increase from the gross margin of 11.2% last year. The increase from the comparable year-to-date period of the prior year was primarily due to the restructuring program. Another significant factor in improving gross margins has been the movement of customers towards more cost effective second generation Virtual Wire(R) Short-range Radio products.

         For some time, the Company has been working on a restructuring program intended to improve gross margins. While much of the cost reduction has already occurred, ongoing cost reduction programs are still in place. For instance, current plans are for more than 90% of sales to be derived from sales of products that are assembled offshore by the fourth quarter of the current year. Given the complexities of the manufacturing processes involved, there can be no assurance that the offshore program will continue to be successful. The Company still has a large portion of its manufacturing cost that is fixed relative to sales. Therefore, future gross margins are subject to fluctuations in sales levels in which the same costs are allocated over different numbers of units. Thus, it cannot be assured that improvements in gross margin will continue. The Company believes that gross margins in its third quarter will be comparable to the current quarter.

         The Company has in the past experienced sudden increases in demand which have placed pressure on its manufacturing facilities to increase capacity to meet this demand. In addition, new products may require different manufacturing processes than the Company currently possesses. The Company has also transitioned the majority of its manufacturing capacity to offshore contractors. The Company may not be able to continue to increase its manufacturing capacity, the manufacturing capacity of its assembly contractors, or improve its manufacturing processes in a timely manner so as to take advantage of increased market demand. Failure to do this would result in a loss of potential sales in the periods impacted.

Research and Development

         Research and development expenses in the current quarter decreased approximately $370,000, or 33%, from the comparable quarter of the prior year, although remaining approximately the same as the previous quarter. Approximately $150,000 of this decrease was due to an increased amount of costs being classified as cost of sale because they were related to an increased level of Technology development sales. Also, from year to year there has been a significant reallocation of engineering design resources to manufacturing process engineering functions to meet current priorities. The Company's restructuring programs accounted for the rest of the reduction. Year-to-date research and development expenses decreased approximately $630,000, or 30%, for the same reasons. The Company believes that the continued development of its technology and new products is essential to its success and is committed to continue to devote significant resources to research and development. The Company expects that research and development expenses may increase or stay approximately the same in absolute dollars over the next several quarters.

Sales and Marketing

         Current quarter sales and marketing expenses decreased approximately $390,000, or 26%, from last year's comparable quarter, although they were approximately the same as the previous quarter. Year-to-date sales and marketing expenses decreased $630,000, or 21%. These reductions were a result of the Company's restructuring program. One element of the cost reduction involved a change to the Company's sales commission program, which, together with lower sales volume, resulted in lower sales commission expense. The Company expects to incur comparable sales and marketing expenses in absolute dollars over the next several quarters, with the exception of sales commission expenses that will fluctuate in line with sales levels.

General and Administrative

         General and administrative expenses for the current quarter decreased approximately $160,000, or 19%, from the prior comparable period, although they were approximately the same as the previous quarter. Year-to-date general and administrative expenses decreased approximately $140,000, or 9%. The prior year included some expenses related to non-cash compensation programs that did not recur this year, and the restructuring program accounted for the rest of the reduction. The Company expects general and administrative expenses may increase or stay approximately the same in absolute dollars over the next several quarters.

Total Operating Expenses

         The Company's cost reduction program has had a significant impact on operating expenses. Total operating expenses were approximately $900,000 lower in the current quarter than in the comparable quarter of the prior year, resulting in a 26% overall decrease. Total operating expenses decreased 2% from the previous quarter. Year-to-date operating expenses have declined $1.4 million, or 21%. The Company believes it has the resources in place to execute its operating plan. Therefore, it does not expect operating expenses to change materially over the next several quarters, other than changes related to sales volume and the resulting impact on sales commission expense.

Loss from Operations

         Loss from operations was $273,000 in the current quarter compared to loss from operations of $2.2 million in the comparable quarter of the prior year. Year-to-date loss from operations was $445,000, compared to a loss of $3.9 million in the prior year-to-date period. The improvement in loss from operations results from both an increase in gross margin and a reduction in operating expenses, primarily resulting from the Company's restructuring program.

Other Income (Expense)

         Total other expenses were $269,000 in the current quarter, compared to $329,000 for the comparable quarter of the prior year and $393,000 in the previous quarter. The decrease in total other expenses results from decreased interest expenses due to decreased borrowings and lower interest rates. Year-to-date total other expenses increased in the current year by approximately $60,000 due to the financing that took place in the second quarter last year. Total other expenses are expected to continue to decline over the next several quarters due to lower borrowing levels as a result of the decreased debt.

Loss Before Income Taxes

         Current quarter loss before taxes was $542,000, compared to a $2.5 million loss in the comparable quarter of the prior year. This loss is despite a $2 million decrease in sales, reflecting the significant level of cost reduction that has been achieved. The year-to-date loss before taxes was $1.1 million, compared to $4.5 million for the prior year-to-date period. The decrease in loss before income taxes results from an improvement in gross margin and a reduction of operating expenses.

Income Tax Benefit

         In the fourth quarter of fiscal year 2001, the Company provided a full valuation allowance against deferred tax assets in accordance with FASB 109. As a result, the Company does not expect to record any future income tax benefits or expense until the recovery of deferred tax assets is more likely than not, based on historical data. The potential tax savings from loss carryforwards are still available to the Company, however. The Company expects that this will improve both reported earnings and cash flow in future periods if the Company returns to profitability. In the prior year, there was a $873,000 tax benefit recorded in the comparable quarter of the prior year and a $1.6 million benefit recorded in the prior year-to-date period.

Net Loss

         The net loss in the current quarter was $542,000, or $.08 per diluted share, compared to a net loss of $1.6 million, or $.24 per diluted share, for the comparable quarter of the prior year, reflecting the reduced loss before income taxes. The current year-to-date net loss was $1.1 million, compared to a loss of $3.0 million in the comparable year-to-date period. The change in net loss was also a result of the reduced loss before income taxes. As a result of losses in the first two quarters, the Company anticipates it will report a loss for fiscal year 2002. The Company also believes that operating results will continue to improve if economic conditions permit sales to return to levels achieved in prior periods.

Financial Condition

Financing Arrangements

         In December 2000, the Company entered into an agreement with a commercial bank for a credit facility consisting of a $13.5 million revolving credit facility and a $3.0 million term note. Included in the revolving credit facility is an $8.5 million loan that is supported by the Export/Import bank (Exim bank). Both facilities terminate in December, 2004. The interest rate for both facilities is 2% over prime rate. As part of the agreement, the bank was given a ten-year warrant to purchase 30,000 shares of the Company's common stock at $5.00 per share. The proceeds of these loans and the sale of approximately $3.6 million in short term investments were used to pay off approximately $6.9 million for the revolving credit facility and $8.8 million in obligations related to the equipment-collateralized operating lease facility. As a result, the Company completely satisfied its obligations to its former bank and acquired approximately $8.3 million in capital assets that had formerly been utilized under operating leases.

         The structure of the banking agreement ties amounts borrowed under the agreement to a borrowing base consisting of certain receivables, inventory, and fixed assets. Essentially all the assets of the Company, tangible and intangible, are pledged as collateral under both facilities. The term note requires equal monthly payments of principal totaling $50,000 plus interest, which began in January 2001. It will be necessary for the Company to pay off a portion of the term note in relation to the equipment either being sold or moved to support the offshore manufacturing initiative since the equipment serves as collateral for the term note. The portion that must be paid off is equal to the appraised value of the equipment being moved. So far this fiscal year, approximately $.4 million of the term note has been paid in that manner. There is no assurance that potential future transactions can be accomplished on favorable terms. Should that not occur, there could be a slowdown in the Company's plans to sell off excess assets or expand offshore production.

         This credit facility contains financial covenants relating to various matters, including but not limited to, minimum net worth, quarterly and monthly earnings, and limitations on changes in corporate structure, and restrictions on dividends and capital spending. On four occasions, the Company has amended the credit facility to relax those covenants or make other changes for one-time fees in the aggregate amount of $205,000. Although the Company believes that it will be able to meet the amended covenants, there is no assurance that this will occur. In fiscal year 2001, the earnings and shareholders equity covenants were the most difficult to meet. Should the Company be unable to meet its operating plan due to a significant shortfall in sales or margins, a covenant violation could occur. Should there be a covenant violation without a waiver or amendment, the maturity of the Company's debt could be accelerated and other sources of cash would be needed.

         In December 2000, the Company entered into an agreement to raise approximately $2.0 million in cash by the sale of common stock and warrants to purchase common stock. The sale consisted of 533,332 units. Each unit was sold at a price of $3.75 and consisted of one share of common stock and a three-year warrant to purchase one share of common stock at $7.50. The agreement called for certain restrictions on the sale or further acquisition of stock by the investors, as well as the right to require registration in the future. The proceeds of the sale of this stock were used to support the operations of the Company.


Cash Flows

         The major source of liquidity at February 28, 2002, consisted of approximately $0.3 million of cash and $0.8 million available under the banking agreement. Net cash provided from operating activities was $2.2 million for the current year-to-date period as compared to cash used in operating activities of $1.4 million for the prior year-to-date period. The increased operating cash flow was primarily due to improvement in net loss adjusted for noncash transactions to a positive $1.7 million in the current year, compared to a negative $2.0 million net loss adjusted for noncash transactions for the prior year. This $3.7 million turn-around is a result of the Company's various cost reduction programs and other efforts to improve operating results.

         In the current year, $0.5 million was provided by decreased working capital, compared to a similar $0.6 million in the prior year-to-date period. The reduction in working capital in the current year was primarily a reduction in trade receivables due to lower sales and a reduction in inventory as offshore contractors took over a portion of the raw material requirements, offset by paying down accounts payable and accrued expenses such as severance costs. In the prior year, trade receivables also decreased due to lower sales, but that was partially offset by increased inventory, as well as paying down trade payables and accrued expenses. The prior year operating cash flow also included a $1.3 million tax refund that was used in the refinancing that occurred at that time. In the current quarter, the Company experienced one customer bankruptcy, but that did not result in a significant expense to the Company. In general, collections on receivables were improved in the current quarter.

         The Company's plan is to maintain a positive operating cash flow from operations for fiscal year 2002. The current quarter was the third consecutive quarter in which this occurred. Since capital expenditures are expected to be very low, the Company expects to operate in a normal manner during the current fiscal year, despite a relatively low amount of cash reserves. However, there can be no assurance that this will be achieved.

         Cash generated from investing activities was $0.3 million for the current year-to-date period, as compared to cash used in investing activities of $5.0 million for the prior year-to-date period. This was primarily due to the fact that the Company generated proceeds from disposing of equipment in the current year. In the prior year, $8.6 million of property and equipment was acquired, offset by a net sale of short-term investments of $3.5 million, mostly as a result of refinancing. The Company expects to acquire up to $0.5 million of capital equipment by the end of fiscal 2002, consisting primarily of equipment needed for its wafer fabrication manufacturing facilities. Due to its offshore manufacturing initiative, the Company does not expect to require significant additions to its assembly facilities or equipment.

         Net cash utilized in financing activities was $2.6 million in the current year-to-date period, compared to cash generated of $6.4 million in the prior year-to-date period. In the current year, approximately $2.5 million of bank debt has been paid down. In the prior year, $4.5 million of bank debt was added and $2.3 million of equity was raised, primarily as part of the refinancing that occurred. Under the Company's banking agreement, all receipts on trade receivables are applied to the loans that are outstanding and the Company borrows funds to support its activities according to its borrowing base. As a result, repayments on debt and borrowings are large relative to sales.

         As of February 28, 2002, the Company had approximately $0.8 million available in cash under its banking arrangement based upon the borrowing base at that time. In addition, approximately $5.6 million may become available under the revolving credit facility if the Company's borrowing base were to increase sufficiently to support the increased borrowing. However, there can be no assurance that this will happen. While the Company is completing its restructuring program, there could be a working capital short fall. The Company believes that cash generated from operations, if any, its cash balances, and the amounts available under its credit facility will be sufficient to meet the Company's operating cash requirements through the fiscal year 2002. To the extent that these sources of funds are insufficient to meet the Company's capital or operating requirements, the Company may be required to raise additional funds or reduce spending. No assurance can be given that additional financing will be available or, if available, that it will be available on acceptable terms. Should that occur, there could be significant adverse impact on the Company's operations.

Forward-looking Statements

         This report and other presentations made by RF Monolithics, Inc. (RFM) contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such statements involve known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results expressed or implied by such statements. Although the Company believes that in making any such statements its expectations are based on reasonable assumptions, any such statement involves uncertainties and is qualified in its entirety by reference to the following important factors, among others, that could cause the actual results of the Company to differ materially from those statements: (i) timely development, acceptance and pricing of new products; (ii) timely implementation of manufacturing processes and transition to offshore manufacturing; (iii) ability to obtain production material and labor; (iv) the potential transition to value-added products; (v) the impact of competitive products and pricing; (vi) general industry trends; (vii) general economic conditions as they affect the Company's customers and manufacturing contractors; (viii) availability of required financing on favorable terms; and (ix) other factors disclosed in this report and the Form 10-K for the year ended August 31, 2002 filed with the Securities and Exchange Commission.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risk primarily due to fluctuations in interest rates. As of February 28, 2002, with all other variables held constant, a hypothetical one percentage point increase in interest rates would result in an increase in interest expense of approximately $90,000 on an annual basis.

         The Company has amended its bank agreement to facilitate sales in Euros up to a maximum of $500,000 receivable at any given time. The Company intends to hedge its foreign exchange rate exposure. As of February 28, 2002, no such transactions had occurred.

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY

Pursuant to the annual meeting of stockholders of the Company held on January 23, 2002, the following actions were taken:

1. The stockholders elected the following individuals as directors until the next annual meeting of stockholders or until their successors are duly elected and have qualified. The action was taken as evidenced by the following vote totals and percentages for each nominee of the Company's then outstanding stock:

             David M. Kirk:
                 For                             5,607,127                79%
                 Against                           353,789                 5%

             Michael R. Bernique
                 For                             5,610,962                79%
                 Against                           349,954                 5%

             Cornelius C. Bond, Jr.
                 For                             5,611,183                79%
                 Against                           349,733                 5%

             Dean C. Campbell
                 For                             5,611,822                79%
                 Against                           349,094                 5%

             Francis J. Hughes, Jr.
                 For                             5,608,248                79%
                 Against                           352,668                 5%


         These five individuals constitute the entire board of directors serving at this time.

2. The stockholders approved an amendment to the Company's 1994 Employee Stock Purchase Plan, to increase the aggregate number of shares of common stock authorized for issuance under the plan by 200,000 (from 525,000 shares to 725,000 shares). The action was approved by the following vote totals and percentages of the Company's then outstanding stock:

               For                               5,877,930                83%
               Against                              74,879                 1%
               Abstain                               8,107                 0%

3. The stockholders approved an amendment to the Company's 1997 Equity Incentive Plan, to increase the aggregate number of shares of common stock authorized for issuance under the plan by 100,000 (from 1,575,000 shares to 1,675,000 shares). The action was approved by the following vote totals and percentages of the Company's then outstanding stock:

               For                               5,520,728                 78%
               Against                             431,581                  6%
               Abstain                               8,607                  0%

4. The stockholders ratified the selection of Deloitte & Touche LLP as the Company's independent auditors for the fiscal year ending August 31, 2002. The action was approved by the following vote totals and percentages of the Company's then outstanding stock:

          For                              5,932,627                 84%
          Against                             18,512                  0%
          Abstain                              9,777                  0%


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The Company hereby incorporates by reference all exhibits filed in connection with Form 10-K for the year ended August 31, 2001.

(b)  Exhibits included:

       Exhibit                     Description
       -------                     -----------

       10.66 Equipment Lease Agreement between Registrant and Tai-Saw Technology Co., LTD dated December 17, 2001.

       10.67 Amended Manufacturing Assembly Agreement between Registrant and Tai-Saw Technology Co., LTD dated December 20, 2001.


(c) The Company did not file any reports on Form 8-K during the quarter ended February 28, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        RF MONOLITHICS, INC.


Dated:  April 12, 2002                  By:      /s/ David Kirk
                                               ---------------------------------
                                               David Kirk
                                               CEO, President and Director


                                        By:      /s/ Harley E. Barnes III
                                               ---------------------------------
                                               Harley E. Barnes III
                                               CFO

                                INDEX TO EXHIBITS

              Exhibit                   Description
              -------                   -----------

              10.66 Equipment Lease Agreement between Registrant and Tai-Saw Technology Co., LTD dated December 17, 2001.
                         (1)
              10.67 Amended Manufacturing Assembly Agreement between Registrant and Tai-Saw Technology Co., LTD dated December 20, 2001. (1)


(1)    Filed as an exhibit to this Form 10-Q.