Form 10-Q
period 2002-05-31
RF MONOLITHICS INC /DE/
filed 2002-07-12
CIK 922204

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 2002

Commission File No. 0-24414

RF Monolithics, Inc.
(Exact name of registrant as specified in its charter)

Delaware	75-1638027
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification)

4347 Sigma Road, Dallas, Texas	75244
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code    (972) 233-2903

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

☒  Yes            ☐  No

As of June 30, 2002, 7,105,594 shares of the Registrant’s Common Stock, $.001 par value, were outstanding.

RF MONOLITHICS, INC.

FORM 10-Q

QUARTER ENDED MAY 31, 2002

Item Number		Page

	PART I. CONDENSED CONSOLIDATED FINANCIAL INFORMATION

1.	Condensed Consolidated Financial Statements:
	Condensed Consolidated Balance Sheets
	May 31, 2002 (Unaudited), and August 31, 2001	2

	Condensed Consolidated Statements of Operations—Unaudited
	Three Months Ended May 31, 2002 and 2001 and Nine Months Ended May 31, 2002 and 2001	3

	Condensed Consolidated Statements of Cash Flows—Unaudited
	Nine Months Ended May 31, 2002 and 2001	4

	Notes to Condensed Consolidated Financial Statements—Unaudited	5

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

3.	Quantitative and Qualitative Disclosures about Market Risk	17

	PART II. OTHER INFORMATION

6.	Exhibits and Reports on Form 8-K	18

SIGNATURES

INDEX TO EXHIBITS

PART I.    CONDENSED CONSOLIDATED FINANCIAL INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RF MONOLITHICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

	May 31, 2002	August 31, 2001
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$210	$332
Trade receivables—net	7,274	8,305
Inventories	10,453	11,618
Prepaid expenses and other	477	787
Income Taxes Receivable	991	—

Total current assets	19,405	21,042

PROPERTY AND EQUIPMENT—Net	12,650	16,748

OTHER ASSETS—Net	475	562

TOTAL	$32,530	$38,352

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt and line of credit	$1,100	$1,400
Capital lease obligations	8	57
Accounts payable—trade	2,974	4,718
Accounts payable—construction and equipment	49	165
Accrued expenses and other liabilities	1,529	2,029

Total current liabilities	5,660	8,369

LONG-TERM DEBT	6,808	9,927

OTHER LIABILITIES	216	—

STOCKHOLDERS’ EQUITY:
Common stock: 7,106 and 7,068 shares issued	7	7
Additional paid-in capital	32,902	32,767
Common stock warrants	800	800
Treasury stock, 36 common shares	(227)	(227)
Retained deficit	(13,251)	(12,767)
Unearned compensation	(385)	(524)

Total stockholders’ equity	19,846	20,056

TOTAL	$32,530	$38,352

See notes to condensed consolidated financial statements.

RF MONOLITHICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS—UNAUDITED
(In Thousands, Except Per-Share Amounts)

	Three Months Ended May 31		Nine Months Ended May 31
	2002	2001	2002	2001
SALES	$10,439	$15,094	$31,969	$39,256

COST OF SALES	7,873	12,279	24,604	33,728

GROSS PROFIT	2,566	2,815	7,365	5,528

OPERATING EXPENSES:
Research and development	805	886	2,294	3,008
Sales and marketing	1,222	1,508	3,547	4,463
General and administrative	660	844	2,090	2,417

Total operating expenses	2,687	3,238	7,931	9,888

LOSS FROM OPERATIONS	(121)	(423)	(566)	(4,360)

OTHER INCOME (EXPENSE):
Interest income	1	5	5	73
Interest expense	(242)	(424)	(896)	(1,037)
Other expense	(6)	20	(18)	(41)

Total	(247)	(399)	(909)	(1,005)

LOSS BEFORE INCOME TAXES	(368)	(822)	(1,475)	(5,365)

INCOME TAX BENEFIT	(991)	(288)	(991)	(1,878)

NET INCOME (LOSS)	$623	$(534)	$(484)	$(3,487)

INCOME (LOSS) PER SHARE
Basic	$0.09	$(0.08)	$(0.07)	$(0.53)

Diluted	$0.09	$(0.08)	$(0.07)	$(0.53)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	7,103	6,857	7,085	6,633

Diluted	7,169	6,857	7,085	6,633

See notes to condensed consolidated financial statements.

RF MONOLITHICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—UNAUDITED
(In Thousands)

	Nine Months Ended May 31
	2002	2001
OPERATING ACTIVITIES:
Net loss	$(484)	$(3,487)
Noncash items included in net loss:
Deferred income taxes	—	(1,989)
Depreciation and amortization	3,903	3,931
Provision for doubtful accounts	69	—
Amortization of unearned compensation	186	115
Other	—	(38)

Net loss adjusted for noncash transactions	3,674	(1,468)

Cash provided by (used in) operating working capital:
Trade receivables	962	(1,046)
Inventories	1,165	(2,451)
Prepaid expenses and other	310	109
Accounts payable—trade	(1,744)	165
Accrued expenses and other liabilities	(284)	(329)
Income taxes payable/receivable	(991)	1,343

Net cash used in operating working capital	(582)	(2,209)

Net cash provided by (used in) operating activities	3,092	(3,677)

INVESTING ACTIVITIES:
Increase in short-term investments	—	(1,538)
Decrease in short-term investments	—	5,081
Acquisition of property and equipment	(102)	(9,078)
Proceeds from disposition of property and equipment	355	236
Decrease (increase) in other assets	29	(95)

Net cash provided by (used in) investing activities	282	(5,394)

FINANCING ACTIVITIES:
Borrowings on notes payable	31,270	37,970
Repayments of notes payable	(34,689)	(31,385)
Repayments of capital lease obligations	(49)	(56)
Repayments of accounts payable—construction and equipment	(116)	(177)
Proceeds from common stock and warrants issued	88	2,373

Net cash provided by (used in) financing activities	(3,496)	8,725

DECREASE IN CASH AND CASH EQUIVALENTS	(122)	(346)

CASH AND CASH EQUIVALENTS:
Beginning of period	332	542

End of period	$210	$196

SUPPLEMENTAL INFORMATION:
Interest paid	$571	$731

Income taxes refunded	$—	$(1,275)

See notes to condensed consolidated financial statements.

RF MONOLITHICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED

1.    INTERIM FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, that in the opinion of the management of RF Monolithics, Inc. (the “Company” or “RFM”) are necessary for a fair presentation of the Company’s financial position as of May 31, 2002, and the results of operations and cash flows for the three and nine months ended May 31, 2002 and 2001. These unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2001, filed with the Securities and Exchange Commission.

Operating results for the nine months ended May 31, 2002, are not necessarily indicative of the results to be achieved for the full fiscal year ending August 31, 2002.

2.    INVENTORIES

Inventories consist of the following (in thousands):

	May 31, 2002	August 31, 2001
Raw materials and supplies	$3,670	$4,761
Work in process	3,831	3,792
Finished goods	2,952	3,065

Total	$10,453	$11,618

3.    PROPERTY AND EQUIPMENT

Property and Equipment includes construction in progress of $110,000 at May 31, 2002, and $157,000 at August 31, 2001, which is composed of equipment and other assets not yet placed in service and primarily related to increasing the capacity of the Company’s manufacturing facilities.

On December 17, 2001, the Company entered into an agreement to lease certain equipment to one of its manufacturing alliances in Taiwan. The equipment subject to the lease is the only material amount of Property and Equipment that the Company has at an overseas location. The book value of the equipment at May 31, 2002 was approximately $2.1 million. The agreement is structured as an operating lease that has a term of three years and is renewable annually in one-year increments. The rental income to be received approximately equals the depreciation on the equipment. The lease payments pursuant to the lease are expected to begin when certain products that are produced by the equipment are qualified for full production, which is anticipated to be some time in the Company’s fourth quarter.

4.    CREDIT FACILITIES

On December 8, 2000, the Company entered into a Security and Loan Agreement (Agreement) consisting of (i) a revolving line-of-credit facility of up to $13,500,000, limited to the available borrowing base, which is based on the levels of eligible accounts receivable and inventory, as defined in the Agreement and (ii) a term note of $3,000,000. At May 31, 2002 the balances outstanding on the revolving line of credit and term note were $6,283,000 and $1,668,000 respectively. The revolving credit facility borrowing base at May 31, 2002 had the amount $1,415,000 available to borrow. An additional $5,802,000 may become available under the revolving credit facility if the Company’s borrowing base were to increase sufficiently to support the increased borrowing. The term note requires monthly principal payments of $50,000 beginning January 2001. The term note also requires additional principal payments equal to the appraised value of the equipment either being sold or moved to support the offshore manufacturing initiative since the equipment serves as collateral for the term note. So far this fiscal year, $447,000 of the term note has been paid in that manner. Interest is payable monthly for the revolving line-of-credit and term note at bank prime plus 2% (an aggregate of 6.75% on May 31, 2002). The Agreement will expire in December, 2004. In connection with the Agreement, the Company entered into a warrant purchase agreement with the lender and issued warrants to purchase 30,000 shares of the Company’s common stock at an exercise price of $5.00 per share. The warrants expire 10 years from date of issuance and the fair value assigned to these warrants of $85,000 was accounted for as a debt discount and is being amortized over the period of the Agreement. The balance of the debt discount at May 31, 2002 was $43,000.

The Agreement contains financial covenants relating to various matters, including but not limited to, minimum net worth, quarterly and monthly earnings, limitations on changes in corporate structure, and restrictions on dividends and capital spending. The Company was in compliance with all covenants as of May 31, 2002. Although the Company believes that it will be able to continue to meet the covenants, there is no assurance that this will occur. Should there be a covenant violation without a waiver or amendment, the maturity of the Company’s debt could be accelerated and other sources of cash would be needed.

The Company has amended its bank agreement to facilitate sales in Euros up to a maximum of $500,000 receivable at any given time. To comply with the Company’s bank loan agreement, receivables denominated in Euros that are used as bank loan collateral are supported by short-term forward dollar contracts. As of May 31, 2002, forward contracts were in place for 100,000 Euros. The forward contracts conversion prices range from $.88 to $.90 per Euro. The market conversion price of the Euro at May 31, 2002 was $.94 per Euro. The Company has not designated any of these contracts as hedges under FAS 133, as amended. Gains and losses on the contracts are recorded in earnings.

5.    CAPITAL STOCK

During the first quarter of the fiscal year, the Company granted to officers and employees Incentive Stock Options to purchase 60,000 shares of the Company’s Common Stock at an exercise price of $2.01, which was the fair market value on the date of the grants. These options were granted in accordance with the 1997 Equity Incentive Plan. The Company also granted to certain employees Non-qualified Stock Options to purchase 33,500 shares of common stock. These options were granted in accordance with the Company’s 1999 Equity Incentive Plan at an exercise price ranging between $2.01 and $2.25, which was the fair market value on the dates of the grants. Also during the first quarter, the Company granted to consultants Non-qualified Stock Options to purchase 5,000 shares of the Company’s Common Stock at an exercise price of $2.01, which was the fair market value on the date of the grants. These options were also granted in accordance with the Company’s 1999 Equity Incentive Plan. The Company recorded the initial fair value of these options totaling $6,392, as unearned compensation on the date of the grants. The Company is amortizing this amount as compensation expense over the remaining vesting or consulting period, whichever is shorter.

During the second quarter of the fiscal year, in accordance with the Company’s 1997 Equity Incentive Plan, the Company granted to certain employees Incentive Stock Options to purchase a total of 50,000 shares of common stock. The exercise price of each option is $2.27, which was equal to the fair market value of the common stock at the date of the grants. Also during the second quarter, the Company granted to certain employees Non-qualified Stock Options to purchase 2,500 shares of common stock. The options were granted in accordance with the Company’s 1999 Equity Incentive Plan at an exercise price of $3.51, which was the fair market value on the date of the grants. On January 3, 2002, in accordance with the Company’s 1994 Stock Option Plan, non-employee directors were granted Non-qualified Stock Options to purchase a total of 18,000 shares of common stock at an exercise price of $3.26, which was equal to the fair market value of the common stock at the date of the grants. In January 2002, the stockholders approved an amendment to the Company’s 1994 Employee Stock Purchase Plan, to increase the aggregate number of shares of common stock authorized for issuance under the plan by 200,000 (from 525,000 shares to 725,000 shares). Also in January 2002, the stockholders approved an amendment to the Company’s 1997 Equity Incentive Plan, to increase the aggregate number of shares of common stock authorized for issuance under the plan by 100,000 (from 1,575,000 shares to 1,675,000 shares).

During the third quarter of the fiscal year, in accordance with the Company’s 1997 Equity Incentive Plan, the Company granted to certain employees Incentive Stock Options to purchase a total of 39,000 shares of common stock. The exercise price of each option is $4.15, which was equal to the fair market value of the common stock at the date of the grants. The Company also granted to certain employees Non-qualified Stock Options to purchase 63,000 shares of common stock. The options were granted in accordance with the Company’s 1999 Equity Incentive Plan at an exercise price of $4.15, which was equal to the fair market value of the common stock at the date of the grants. The Company also granted 9,000 shares of restricted common stock under the 1997 Equity Incentive Plan to an executive of the Company. Based on a share price of $4.15 at the measurement date, the Company recorded unearned compensation of $37,350. This will be expensed over the two year vesting period.

6.    SALES REVENUE

The following table sets forth the components of the Company’s sales and the percentage relationship of the components to sales by product area for the periods indicated (in thousands, except percentage data):

	Amounts				% of Total
	Three Months Ended May 31		Nine Months Ended May 31		Three Months Ended May 31		Nine Months Ended May 31
	2002	2001	2002	2001	2002	2001	2002	2001
Low-power Product Group:
Low-power components	$5,955	$8,724	$18,974	$23,147	57%	58%	59%	59%
Virtual Wire® radio products	2,305	2,924	5,992	7,678	22	19	19	20

Subtotal	8,260	11,648	24,966	30,825	79	77	78	79

Communications Products Group:
Frequency control modules	642	1,052	1,686	2,504	6	7	5	6
Filters	1,405	2,212	4,767	5,397	14	15	15	14

Subtotal	2,047	3,264	6,453	7,901	20	22	20	20

Total Product Sales	10,307	14,912	31,419	38,726	99	99	98	99
Technology development sales	132	182	550	530	1	1	2	1

Total Sales	$10,439	$15,094	$31,969	$39,256	100%	100%	100%	100%

7.    RESTRUCTURING

In the fourth quarter of fiscal year 2001, the Company recorded restructuring expenses of approximately $1.4 million. The restructuring expenses consisted of a fixed asset charge of $1.0 million which was taken to write down or write off fixed assets that are no longer required due to the move of certain manufacturing lines overseas, and a charge of approximately $400,000 for severance costs. The Company’s restructuring plan reduced its employee workforce by 238 during the fourth quarter of fiscal year 2001 and first quarter of fiscal year 2002. This reduction occurred mostly in the manufacturing and manufacturing support departments of those operations moving overseas. Communication of workforce reduction plans occurred prior to August 31, 2001. The remaining element of the restructuring accrual, which relates to the disposal of certain assets, is expected to be completed in fiscal 2003.

The following represents a reconciliation of the restructuring accrual, which is included in Property and Equipment and Accrued Expenses in the accompanying financial statements (in thousands):

	Nine Months Ended May 31, 2002	Year Ended August 31, 2001
Beginning balance	$922	$—
Accrual for restructuring costs	—	1,399
Severance payments to employees	(351)	(47)
Fixed assets disposed of	42	(430)

Ending balance	$613	$922

8.    INCOME TAXES

In the third quarter of fiscal year 2002, the Company recorded a Federal Income Tax receivable and Income Tax Benefit of $991,251 to accrue for a tax refund request filed by the Company in May 2002. The refund is the result of carrying back a portion of the net operating loss from fiscal year 2001 for five years pursuant to the Job Creation and Worker Assistance Act of 2002 passed by Congress during the Company’s third quarter. The Company expects to receive this refund in the fourth quarter of fiscal year 2002 and does not expect to receive any additional benefit as a result of this legislation.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion may be understood more fully by reference to the financial statements, notes to the financial statements, and management’s discussion and analysis contained in the Company’s Annual Report on Form 10-K for the year ended August 31, 2001, filed with the Securities and Exchange Commission.

General

RFM designs, develops, manufactures and markets a broad range of radio frequency components and modules. The Company’s products are organized into two Product Groups, the Communications Products Group and the Low-power Products Group. The Communications Products Group includes Frequency Control Modules and Filter products. The Low-power Products Group includes Low-power Components, as well as Virtual Wire® Short-range Radio products. The Company’s products are based on surface acoustic wave (SAW) technology, and the Company’s strategy is to leverage its radio frequency design skills and its packaging technology to provide SAW-based solutions to the current and emerging needs of the electronics industry. The Company sells to original equipment manufacturers and distributors in automotive, consumer, industrial and telecommunication market segments worldwide.

Results of Operations

The following discussion relates to the financial statements of the Company for the three months and nine months ended May 31, 2002 (current quarter and current year-to-date period), of the fiscal year ending August 31, 2002, in comparison to the three months and nine months ended May 31, 2001 (comparable quarter of the prior year and prior year-to-date period). In addition, certain comparisons with the three months ended February 28, 2002 (previous quarter) are provided where management believes it is useful to the understanding of trends.

The following financial data for the periods presented may not be indicative of the Company’s future financial condition or results of operations.

The following table sets forth, for the three months and nine months ended May 31, 2002 and 2001, (i) the percentage relationship of certain items from the Company’s statements of operations to sales and (ii) the percentage change in these items between the current period and the comparable period of the prior year:

	Percentage of Total Sales				Percentage Change From
	Three Months Ended May 31		Nine Months Ended May 31		Three Months Ended May 2001 to 2002	Nine Months Ended May 2001 to 2002
	2002	2001	2002	2001
Sales	100%	100%	100%	100%	(31)%	(19)%
Cost of sales	75	81	77	86	(36)	(27)

Gross profit	25	19	23	14	(9)	33

Research and development	8	6	7	8	(9)	(24)
Sales and marketing	12	10	11	11	(19)	(21)
General and administrative	6	6	7	6	(22)	(14)

Total operating expenses	26	22	25	25	(17)	(20)

Loss from operations	(1)	(3)	(2)	(11)	71	87
Other income (expense), net	(2)	(3)	(3)	(3)	(38)	(10)

Loss before income taxes	(3)	(6)	(5)	(14)	55	73
Income tax benefit	(9)	(2)	(3)	(5)	(244)	47

Net income (loss)	6%	(4)%	(2)%	(9)%	217%	86%

Sales

Total sales decreased 31% in the current quarter compared to the comparable quarter of the prior year and increased 6% compared to the previous quarter. The decrease from the prior year was primarily due to a reduction in the number of units sold from the Company’s record high third quarter of a year ago. The reduction in number of units sold occurred in most product lines and was a result of the general economic slowdown. The increase in sales from the previous quarter resulted from an increase in the number of units sold in all of the Company’s product lines. In particular, there was an increase in the number of units sold for Low-power Component products to automotive customers. The Company believes this resulted from a slight improvement in economic conditions in that market.

Sales for the current year-to-date period decreased 19% over the prior comparable year-to-date period. The reduction in sales from the prior year-to-date period was also due to a reduction in the number of units sold in most of the Company’s product lines. The Company believes this is primarily due to the economic slowdown that has impacted the Company’s customers, particularly those in the automotive and telecommunications industries. The reduction in Virtual Wire® Short-range Radio product sales also resulted from the absence of a last time buy program for first generation products that occurred in the prior year.

Low-power Component sales in the current quarter declined 32% from the comparable quarter of the prior year and increased 9% from the previous quarter. The decrease from the record high quarter of a year ago was primarily due to a reduction in the number of units sold resulting from the reduced production schedules of several of our automotive customers. The increase in sales in the current quarter compared to the previous quarter resulted from an increase in the number of units sold to those same types of customers, as production rates increased. The Company believes the tire pressure monitoring application provides the opportunity to increase its Low-power Component sales, although there is no assurance that this will happen due to the economic uncertainties involved. Furthermore, average-selling prices for Low-power Components declined slightly from the prior year and previous quarter. Decreased average selling prices have historically occurred in these competitive markets, so even if the Company sells an increased number of units, a net sales increase may not occur. As a result, sales for Low-power Components may not increase or return to the levels they had been in previous periods.

Virtual Wire® Short-range Radio products sales in the current quarter decreased 21% in comparison to the comparable quarter of the prior year and increased 24% from the previous quarter. The reduction from the comparable quarter of the prior year was primarily due to a decrease in the number of units sold for these products, as economic conditions impacted markets for these products as well. Also, the prior year included last time sales of first-generation products, which were insignificant in the current quarter. The second-generation products have proven to be much more cost effective than first-generation products, so the shift to second-generation products in the current year has had a significant favorable impact on gross margins. The increase in the current quarter compared to the previous quarter resulted from an increased number sold, as economic conditions improved. For example, sales to distribution and meter reading customers increased. The Company believes Virtual Wire® Short-range Radio products represent a significant opportunity for sales growth due to the technical advantages they represent to potential customers in a wide range of wireless markets. In particular, applications appear to be rapidly growing for the automated meter reading market for which the Company believes its products to be well suited. However, due to uncertainties in customer development programs and the impact that economic conditions have on these programs, there is no assurance that customer demand will increase in the foreseeable future or even stay the same.

Sales of Filter products in the current quarter decreased 36% from the comparable quarter of the prior year and 21% from the previous quarter. The decrease in sales for each comparative period was due to a decrease in average selling prices of the filters sold, offsetting an increase in the number of units sold. Sales of relatively high priced products to telecommunications customers declined due to continued economic problems in those markets. Sales of relatively low priced products, such as a new line of satellite radio filters, actually increased, but not enough to offset the decrease in sales to telecommunications customers. While the Company believes satellite radio markets will continue to grow, it also believes that the telecommunications market is currently very unpredictable due to its economic condition, and it is impossible to predict sales in this particular market with any precision.

Sales of Frequency Control products in the current quarter decreased 39% from the comparable quarter of the previous year primarily due to a decreased number of units sold. Sales in the prior year were particularly strong for clock oscillator products to high-end computer customers, which did not recur this year. The Company believes sales in the computer sector, as well as its optical timing products to telecommunications customers, have been particularly slowed by economic conditions in those markets. It is not known when, or if, a recovery will occur for these products. Sales of these products in the current quarter increased 24% from the previous quarter, primarily due to increased sales to computer and military customers.

The Company’s top five customers accounted for 38%, 34% and 36% of the Company’s sales in the current quarter, the comparable quarter of the prior year and the previous quarter, respectively. Distribution related customers accounted for 24%, 27% and 21% of the Company’s total sales in the current quarter, the comparable quarter of the prior year and the previous quarter, respectively. One customer, Insight Electronics, accounted for 13% of sales for the current quarter, while no single customer represented more than 10% of sales for the comparable quarter of the prior year. The Company’s sales strategy is to seek diversification in its customer base, and believes that diversification is the reason that new order levels have not declined more significantly in recent quarters. However, due to the very competitive nature of the markets in which it competes, the Company is not certain it will be able to continue to achieve this diversification.

International sales were 52%, 59% and 61% of the Company’s sales during the current quarter, the comparable quarter of the prior year and the previous quarter, respectively. The Company believes that the decrease in the portion of sales from international sources in the current quarter compared to the comparable quarter of the prior year is due to a shift in specific customer delivery patterns, rather than any known geographic shift in its markets. The Company considers all product sales with a delivery destination outside of North America to be international sales. These sales are denominated primarily in U.S. currency, although the Company has made arrangements to handle a limited amount of sales in Euros. The Company intends to continue its focus on international sales in the future and expects that international sales will continue to represent a significant portion of its business. However, international sales are subject to fluctuations as a result of local economic conditions and competition. Therefore, the Company cannot predict whether it will continue to derive a significant portion of its business from international sales.

The Company expects that sales for the fourth quarter will stay approximately the same as the current quarter, or increase as much as 5%. The Company’s success is highly dependent on achieving technological advances in its product design and manufacturing capabilities, as well as its ability to sell its products in a competitive marketplace that can be influenced by outside factors such as economic and regulatory conditions. Competition includes alternative technologies and competitors duplicating the Company’s technologies that may adversely affect the selling prices and market share. The Company is attempting to increase its sales, but there is no assurance that this can be achieved.

Gross Profit

The current quarter gross margin of 24.6% increased from 18.6% in the comparable quarter of the prior year and 23.6% gross margin in the previous quarter. The Company attributes much of the increase in its gross margin to the ongoing benefits of its restructuring program, including the movement of more than 70% of its assembly operations offshore. The headcount of all Company employees and contract workers has decreased by almost 60% from the comparable quarter of the prior year. Most of the reduction has been in manufacturing personnel and those supporting manufacturing at the Dallas facility. These cost reductions have significantly lowered costs for the products that have been moved offshore. The increase in current quarter gross margin in comparison to the previous quarter was also partially due to an increase in the number of units sold which enabled fixed costs to be spread over the additional number of units.

The current year-to-date gross margin was 23.0%, which is a significant increase from the gross margin of 14.1% last year. The increase from the comparable year-to-date period of the prior year was primarily due to the restructuring program. Another significant factor in improving gross margins has been the movement of customers towards more cost effective and higher margin second generation Virtual Wire® Short-range Radio products.

For some time, the Company has been working on a restructuring program intended to improve gross margins. While much of the cost reduction has already occurred, cost reduction programs are ongoing. For instance, current plans are for as much as 80% of sales to be derived from sales of products that are assembled offshore by the fourth quarter of the current year. Given the complexities of the manufacturing processes involved, there can be no assurance that the offshore program will continue to be successful. The Company still has a large portion of its manufacturing cost that is fixed relative to sales. Therefore, future gross margins are subject to fluctuations in sales levels in which the same costs are allocated over different numbers of units. Thus, it cannot be assured that improvements in gross margin will continue. The

Company believes that if a 5% sales increase in the fourth quarter occurs, gross margins will increase 1% to 2% over current quarter gross margins.

The Company has in the past experienced sudden increases in demand, which have placed pressure on its manufacturing facilities to increase capacity to meet this demand. In addition, new products may require different manufacturing processes than the Company currently possesses. The Company has also transitioned the majority of its manufacturing capacity to offshore contractors. The Company may not be able to continue to increase its manufacturing capacity, the manufacturing capacity of its assembly contractors, or improve its manufacturing processes in a timely manner so as to take advantage of increased market demand. Failure to do this would result in a loss of potential sales in the periods impacted.

Research and Development

Research and development expenses in the current quarter decreased approximately $80,000, or 9%, from the comparable quarter of the prior year, although increasing approximately $55,000 from the previous quarter. The Company’s restructuring programs accounted for most of the reduction from the comparable quarter of the prior year. Year-to-date research and development expenses decreased approximately $700,000, or 24%, for the same reason, as well as significant reallocation of engineering design resources to manufacturing process engineering functions to meet current priorities. The Company believes that the continued development of its technology and new products is essential to its success and is committed to continue to devote significant resources to research and development. The Company expects that research and development expenses may increase or stay approximately the same in absolute dollars over the next several quarters.

Sales and Marketing

Current quarter sales and marketing expenses decreased approximately $300,000, or 19%, from last year’s comparable quarter. Year-to-date sales and marketing expenses decreased $900,000, or 21%. These reductions were a result of the Company’s restructuring program. One element of the cost reduction involved a change to the Company’s sales commission program, which, together with lower sales volume, resulted in lower sales commission expense. The Company expects to incur comparable sales and marketing expenses in absolute dollars over the next several quarters, with the exception of sales commission expenses that will fluctuate in line with sales levels. An increase in sales commission expense resulting from increased sales was the primary reason sales and marketing expense in the current quarter increased approximately $80,000 from the previous quarter.

General and Administrative

General and administrative expenses for the current quarter decreased approximately $180,000, or 22%, from the comparable quarter of the prior year and approximately $40,000 from the previous quarter. Year-to-date general and administrative expenses decreased approximately $300,000, or 14%. The prior year included some expenses related to non-cash compensation programs that did not recur this year, and the restructuring program accounted for the rest of the reduction. The Company expects general and administrative expenses may increase or stay approximately the same in absolute dollars over the next several quarters.

Total Operating Expenses

The Company’s cost reduction program has had a significant impact on operating expenses. Total operating expenses were approximately $550,000 lower in the current quarter than in the comparable quarter of the prior year, representing a 17% overall decrease. Year-to-date operating expenses have declined $2.0 million, or 20%. The Company believes it has the resources in place to execute its operating plan.

Therefore, it does not expect operating expenses to change materially over the next several quarters, other than changes related to sales volume and the resulting impact on sales commission expense. Total operating expenses increased 4% from the previous quarter, primarily due to an increase in sales commission expense resulting from increased sales.

Loss from Operations

Loss from operations was $121,000 in the current quarter compared to loss from operations of $423,000 in the comparable quarter of the prior year, despite a 31% decrease in sales. Year-to-date loss from operations was $566,000, compared to a loss of $4.4 million in the prior year-to-date period. The improvement in loss from operations results from both an increase in gross margin and a reduction in operating expenses, primarily resulting from the Company’s restructuring program.

Other Income (Expense)

Total other expenses were $247,000 in the current quarter, compared to $399,000 for the comparable quarter of the prior year and $269,000 in the previous quarter. The decrease in total other expenses results from decreased interest expenses due to decreased borrowings and lower interest rates. Year-to-date total other expenses decreased in the current year by approximately $100,000 for the same reasons. Total other expenses are expected to continue to decline over the next several quarters due to lower borrowing levels as a result of positive operating cash flow.

Loss Before Income Taxes

Current quarter loss before taxes was $368,000, compared to a $822,000 loss in the comparable quarter of the prior year. This loss is despite a $4.7 million decrease in sales, reflecting the significant level of cost reduction that has been achieved. The year-to-date loss before taxes was $1.5 million, compared to $5.4 million for the prior year-to-date period. The decrease in loss before income taxes results from an improvement in gross margin and a reduction of operating expenses.

Income Tax Benefit

In the current quarter, legislation was passed that allowed companies to obtain tax refunds for taxes paid in additional periods and additional categories of taxes. The Company has applied for a $991,000 tax refund. In the fourth quarter of fiscal year 2001, the Company provided a full valuation allowance against deferred tax assets in accordance with FASB 109. As a result, the tax refund was recorded as a $991,000 income tax benefit in the current quarter in accordance with FASB 109. The Company expects to receive the refund in the fourth quarter, although there is no assurance that this will occur. If the tax refund were not received in this amount, the Company would be required to adjust its financial statements accordingly. The Company does not expect to receive any additional tax refunds from this legislation and does not expect to record any future income tax benefits or expense until the recovery of deferred tax assets is more likely than not, based on historical data. Potential tax savings from loss carryforwards are still available to the Company. The Company expects that this will improve both reported earnings and cash flow in future periods if the Company returns to profitability. In the prior year, there was a $288,000 tax benefit recorded in the comparable quarter of the prior year and a $1.9 million benefit recorded in the prior year-to-date period.

Net Income (Loss)

The net income in the current quarter was $623,000, or $.09 per diluted share, compared to a net loss of $534,000, or $.08 per diluted share, for the comparable quarter of the prior year. The improvement in net income was primarily due to a tax refund of almost $1.0 million, as well as to ongoing improvements in income before income taxes. The current year-to-date net loss was $484,000, compared to a loss of $3.5 million in the comparable year-to-date period, for the same reasons. The Company believes that operating results will continue to improve if economic conditions permit sales to return to levels achieved in prior periods.

Financial Condition

Financing Arrangements

In December 2000, the Company entered into an agreement with a commercial bank for a credit facility consisting of a $13.5 million revolving credit facility and a $3.0 million term note. Included in the revolving credit facility is an $8.5 million loan that is supported by the Export/Import bank (Exim bank). Both facilities terminate in December, 2004. The interest rate for both facilities is 2% over prime rate. As part of the agreement, the bank was given a ten-year warrant to purchase 30,000 shares of the Company’s common stock at $5.50 per share.

The structure of the banking agreement ties amounts borrowed under the agreement to a borrowing base consisting of certain receivables, inventory, and fixed assets. Essentially all the assets of the Company, tangible and intangible, are pledged as collateral under the revolving credit facility and the term note. The term note requires equal monthly payments of principal totaling $50,000 plus interest, which began in January 2001. It will be necessary for the Company to pay off a portion of the term note in relation to the equipment either being sold or moved to support the offshore manufacturing initiative since the equipment serves as collateral for the term note. The portion that must be paid off is equal to the appraised value of the equipment being moved. So far this fiscal year, approximately $.4 million of the term note has been paid in that manner. There is no assurance that potential future transactions can be accomplished on favorable terms. Should that not occur, there could be a slowdown in the Company’s plans to sell off excess assets or expand offshore production.

The credit facility contains financial covenants relating to various matters, including but not limited to minimum net worth, quarterly and monthly earnings, and limitations on changes in corporate structure, and restrictions on dividends and capital spending. On four occasions, the Company has amended the credit facility to relax those covenants or make other changes for one–time fees in the aggregate amount of $205,000. Although the Company believes that it will be able to meet the amended covenants, there is no assurance that this will occur. Should the Company be unable to meet its operating plan due to a significant shortfall in sales or margin, a covenant violation could occur. Should there be a covenant violation without a waiver or amendment, the maturity of the Company’s debt could be accelerated and other sources of cash would be needed.

Cash Flows

The major source of liquidity at May 31, 2002, consisted of approximately $0.2 million of cash and $1.4 million available under the banking agreement. Net cash provided from operating activities was $3.1 million for the current year-to-date period as compared to cash used in operating activities of $3.7 million for the prior year-to-date period. The increased operating cash flow was primarily due to improvement in net loss adjusted for noncash transactions to a positive $3.7 million in the current year, compared to a negative $1.4 million net loss adjusted for noncash transactions for the prior year. This $5.1 million turn-around is a result of the Company’s various cost reduction programs and other efforts to improve operating results.

In the current year, $0.6 million was used for increased working capital, compared to $2.2 million in the prior year-to-date period. The increase in working capital in the current year was primarily an increase in income taxes receivable of $1.0 million and a $2.0 million reduction in current liabilities. This was partially offset by a $1.0 million reduction in trade receivables due to lower sales and a $1.1 million reduction in inventory as offshore contractors took over a portion of the raw material requirements. In the prior year, trade receivables increased, due to increased sales, and inventory increased to support the offshore transition. The prior year operating cash flow also included a $1.3 million tax refund that was used in the refinancing that occurred at that time.

The Company’s plan is to maintain a positive operating cash flow from operations for fiscal year 2002. The current quarter was the fourth consecutive quarter in which this occurred. Since capital expenditures are expected to be very low, the Company expects to operate in a normal manner during the current fiscal year, despite a relatively low amount of cash reserves. However, there can be no assurance that this will be achieved.

Cash generated from investing activities was $0.3 million for the current year-to-date period, as compared to cash used in investing activities of $5.4 million for the prior year-to-date period. This was primarily due to the fact that the Company generated proceeds from disposing of equipment in the current year. In the prior year, $9.1 million of property and equipment was acquired, offset by a net sale of short-term investments of $3.5 million, mostly as a result of refinancing. The Company expects to acquire up to $0.5 million of capital equipment by the end of fiscal 2002. Due to its offshore manufacturing initiative, the Company does not expect to require significant additions to its assembly facilities or equipment.

Net cash utilized in financing activities was $3.5 million in the current year-to-date period, compared to cash generated of $8.7 million in the prior year-to-date period. In the current year, approximately $3.5 million of bank debt has been paid down. In the prior year, $6.5 million of bank debt was added and $2.4 million of equity was raised, primarily as part of the refinancing that occurred. Under the Company’s banking agreement, all receipts on trade receivables are applied to the loans that are outstanding and the Company borrows funds to support its activities according to its borrowing base.

As of May 31, 2002, the Company had approximately $1.4 million borrowing availability under its banking arrangement based upon the borrowing base at that time. The Company expects the income tax refund of almost $1 million to be received in its fourth quarter. In addition, approximately $5.8 million may become available under the revolving credit facility if the Company’s borrowing base were to increase sufficiently to support the increased borrowing. However, there can be no assurance that this will happen. While the Company is approaching profitability, there could be a working capital shortfall. The Company believes that cash generated from operations, if any, its cash balances, the income tax refund and the amounts available under its credit facility will be sufficient to meet the Company’s operating cash requirements through the calendar year 2002. To the extent that these sources of funds are insufficient to meet the Company’s capital or operating requirements, the Company may be required to raise additional funds or reduce spending. No assurance can be given that additional financing will be available or, if available, that it will be available on acceptable terms. Should that occur, there could be significant adverse impact on the Company’s operations.

Forward-looking Statements

This report and other presentations made by the Company contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such statements involve known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results expressed or implied by such statements. Although the Company believes that in making any such statements its expectations are based on reasonable assumptions, any such statement involves uncertainties and is qualified in its entirety by reference to the following important factors, among others, that could cause the actual results of the Company to differ materially from those statements: (i) timely development, acceptance and pricing of new products; (ii) timely implementation of improved manufacturing processes and transition to offshore manufacturing; (iii) availability of sufficient materials, labor and assembly capacity to meet product demand; (iv) the potential transition to value-added products; (v) the impact of competitive products and pricing; (vi) general industry trends; (vii) general economic conditions as they affect the Company’s customers and manufacturing contractors; (viii) availability of required financing on favorable terms; (ix) timely processing of an income tax refund and (x) other factors disclosed in this report and the Form 10-K for the year ended August 31, 2001 filed with the Securities and Exchange Commission.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk primarily due to fluctuations in interest rates. As of May 31, 2002, with all other variables held constant, a hypothetical one-percentage point increase in interest rates would result in an increase in interest expense of approximately $80,000 on an annual basis.

A significant portion of the Company’s products have a manufacturing process in foreign jurisdictions and are sold in foreign jurisdictions. The Company manages its exposure to currency exchange fluctuations by denominating most transactions in U.S. dollars. However, the Company may facilitate a minor portion of its sales in Euros. To comply with the Company’s bank loan agreement, receivables denominated in Euros that are used as bank loan collateral are supported by short-term forward dollar contracts. The Company considers the amount of its foreign currency exchange rate risk to be immaterial as of May 31, 2002.

PART II.    OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits. The Company hereby incorporates by reference all exhibits filed in connection with Form 10-K for the year ended August 31, 2001.

(b)	Exhibits included:

Exhibit	Description
10.68	Fourth Amendment to Credit and Security Agreement between Registrant and Wells Fargo Bank Minnesota, N.A. dated April 12, 2002.

10.69	Fourth Amendment to Credit and Security Agreement between Registrant and Wells Fargo Business Credit, Inc. dated April 12, 2002

10.70	Promissory Note between the Company and David M. Kirk dated May 1, 2002.

(c.)	The Company did not file any reports on Form 8-K during the quarter ended May 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RF MONOLITHICS, INC.

Dated: July 12, 2002	By:	/s/ DAVID KIRK
David Kirk CEO, President and Director

	By:	/s/ HARLEY E. BARNES III
Harley E. Barnes III CFO

INDEX TO EXHIBITS

Exhibit	Description
10.68	Fourth Amendment to Credit and Security Agreement between Registrant and Wells Fargo Bank Minnesota, N.A. dated April 12, 2002. (1)

10.69	Fourth Amendment to Credit and Security Agreement between Registrant and Wells Fargo Business Credit, Inc. dated April 12, 2002. (1)

10.70	Promissory Note between the Company and David M. Kirk dated May 1, 2002. (1)

(1)	Filed as an exhibit to this Form 10-Q.