Form 10-K
period 2002-08-31
RF MONOLITHICS INC /DE/
filed 2002-11-21
CIK 922204

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended August 31, 2002

Commission File No. 0-24414

RF MONOLITHICS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	75-1638027
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification)

4347 Sigma Road, Dallas, Texas	75244
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (972) 233-2903

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

COMMON STOCK .001 PAR VALUE
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

The aggregate market value of RF Monolithics, Inc. Common Stock held by nonaffiliates based on the last reported sale price on the NASDAQ Stock Market composite tape on October 31, 2002, was $15,985,922. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock of the Company have been excluded because such persons may be deemed to be affiliates.

Common Stock outstanding at October 31, 2002: 7,131,869 shares, par value $0.001.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission (Commission) pursuant to Regulation 14A, which will be filed with the Commission on or about December 9, 2002, is incorporated by reference into Part III of this report.

RF MONOLITHICS, INC.
FORM 10-K
YEAR ENDED AUGUST 31, 2002

PART I.

ITEM 1.    BUSINESS

RF Monolithics, Inc. (RFM or the Company) was organized in 1979 as a Texas corporation and converted to a Delaware corporation in 1994. RFM designs, develops, manufactures and markets a broad range of radio frequency (RF) component and module products in two categories: low-power products which include low-power components and Virtual Wire® Short-range Radio products; and communications products, which include frequency control modules and filters. The Company’s products are based on surface acoustic wave (SAW) technology and are manufactured as discrete devices to perform specific functions and as integrated modules to meet system performance requirements.

The Company focuses its product development in the frequency range of 50 megahertz (MHz) to 2.4 gigahertz (GHz). The Company markets its line of more than 500 resonators, filters, clocks, oscillators, transmitters and receivers to distributors, electronic manufacturing service companies (EMSs) and original equipment manufacturers (OEMs) world-wide. RFM’s customers include Delphi Automotive Systems, Flextronics International, Insight Electronics, Motorola, Nokia Telecommunications, Schrader Electronics, Solectron Corporation, and TRW Automotive Electronics.

Advantages of SAW Technology / RFM Solutions

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

The Company’s SAW-technology-based discrete components, modules and RF systems combine a complex mix of software-controlled design rules, wafer fabrication, hybrid assembly and packaging processes to meet stringent customer and governmental compliance requirements. The unique features of SAW technology provide flexible solutions to systems designers defining tomorrow’s emerging applications across multiple market segments.

Markets and Applications

The Company focuses on specific market opportunities where the Company believes that its SAW technology solutions coupled with its RF design expertise address current and emerging market and application requirements. The Company’s products are incorporated into application designs in five primary markets: the automotive, distribution, industrial, consumer and telecommunications market.

Automotive

The automotive industry utilizes SAW-based components in transmitter and receiver designs for RKE applications. Emerging applications utilizing transmitter and receiver functions include the tire pressure monitoring and immobilized theft-deterrent systems. The automotive industry continues to develop new and improved safety features. The recent Tread Act that phases in tire pressure monitoring through 2006 in the USA presents an opportunity in the RF type direct method of monitoring. The Company believes that SAW devices are relatively stable and resistant to shock, vibration and moisture, thus providing the characteristics required for this application. Satellite Radio is another significant application because digital modulation used in satellite radio systems is spectrally more efficient than traditional analog AM or FM. Current proposed digital standards, within the same bandwidth, are achieving near CD quality audio. Automotive electronic applications continue to grow with the unending drive toward smaller size, reduced cost and improved system performance as evidenced by some of the emerging multiplexing design schemes. The Company’s Low-power Components, Virtual Wire® Short-range Radio products and Filters meet these market requirements. This market currently is characterized by tightening margins due to commodity pricing by competitors.

Distribution

Several of the Company’s products, particularly in the low-power product group, have widespread potential uses and standardized characteristics that make them ideal for sales through distribution. In addition, the Company’s distributors have the technical expertise and experienced personnel required to help potential customers design their products that utilize RFM’s products. Distributors also provide service to customers with special requirements for delivery and lead-time. Distribution contracts govern sales to distributors and substantially limit the amounts that distributors may return to the Company for stock rotation. The Company’s largest distributors are Insight Electronics Inc. in North and South America and Acal Electronics and Equipements Scientifiques companies in Europe.

Industrial

The industrial market includes applications such as security systems, RF ID tags, meter reading and bar code reading devices, medical systems and custom data link equipment. The Company believes that the meter reading application has the potential for significant growth. As the deregulation of utility companies gains momentum, the need to access data remotely becomes critical to utility providers. The need to transfer more and more data with low power consumption is ideally suited for the Company’s Virtual Wire® Short-range Radio products. Industrial security is another application with large growth potential. The Company’s Low-power Components, Virtual Wire® Short-range Radio products and Filters are used in industrial applications.

Consumer

The consumer market is currently a relatively small market for the Company’s products. However, the Company believes that there is significant growth potential in the areas of home security, internet appliances, garage doors, cable TV and sports applications. Both low-power components and Virtual Wire® Short-range Radio products may be designed into consumer applications.

Telecommunications

The Company believes that a number of dynamics within the wireless communications market are opening new applications for SAW technology. The deployment of digital cellular telephone standards, such as European Global System for Mobile Communications (GSM), Code Division Multiple Access (CDMA), Global Positioning Systems (GPS), Enhanced Digital Global Evolution (EDGE), Wideband Code Division Multiple Access (WCDMA) and Wireless Local Area Network (WLAN) has been initiated worldwide. All the foregoing entail digital modulation, which requires SAW filters that minimize distortion and conform to international cellular telephone standards. Other markets such as wireless Internet access and broadband multimedia will continue to use SAW based filter products. The Company believes as broadband wireless communication systems demand more performance to support Internet requirements, bandwidth becomes the key element that allows information to flow efficiently. This creates a requirement to minimize systems noise present in broadband wireless communication and provide clean timing to maximize throughput around the system’s backbone. Analog communications, test instrumentation, computer timing and military applications also create markets for SAW based frequency control products where timing integrity and elimination of system noise in circuits are critical. The Company has introduced a surface mount version of its optical timing products based upon its patented technology that the Company believes is well suited for the Dense Wave Division Multiplex (“DWDM”) internet application.

The Company’s SAW filters are designed to operate at a frequency range of 50 MHz to 2.4 GHz . The Company faces a threat of direct conversion technology or other alternatives that do not operate in the frequency range suitable for SAW filters. Such alternative technologies may negatively affect the Company’s ability to penetrate new filter applications.

Products

The Company’s products are organized into two groups: the Low-power Products Group, which include low-power components and Virtual Wire® Short-range Radio Products; and the Communications Products Group, which include frequency control modules and filters.

Low-power Products Group

Low-power Components:

Resonators. The Company’s resonators are used in low-power wireless transmitter and receiver applications, including automotive remote keyless entry systems, tire pressure monitoring systems, wireless security systems, remote meter reading and related products. The Company offers SAW resonators in volume, and they are supplied in both three-lead metal packages (TO-39) and various surface mount (SMT) packages. The market for low-power resonators is intensely competitive and has experienced price erosion, rapid technological change and product obsolescence.

Coupled-Resonator Filters. Coupled-resonator filters are well suited for certain frequency stabilization applications, such as the frequency control clock modules, and as input filters for the hybrid receiver modules and output filters for the hybrid transmitter modules manufactured by the Company. The Company provides coupled-resonator filters in both three-lead metal packages (TO-39) and various SMT packages.

Virtual Wire® Short-range Radio Products:

The Company’s second-generation hybrid transmitter (TX), receiver (RX) and transceiver (TR) modules are the primary products included in Virtual Wire® Short-range Radio products. The Company’s TR module, based on its patented Amplifier Sequenced Hybrid (ASH) technology, offers two-way data communication in a single small module, with performance identical to the separate TX and RX (hybrid receiver) modules, at a lower total cost.

These products feature small size, very low-power consumption, and excellent RF performance, and provide the system designer flexibility and fast time-to-market for emerging applications. The breadth of frequency ranges cover both North American and international frequency bands for low-power data transmission. The receiver’s ASH architecture provides exceptional performance with extremely low harmonic radiation and exceptional resistance to electromagnetic interference, facilitating international standards certification of our customer’s products.

The Virtual Wire® Short-range Radio product offerings also include complete transceiver design and development kits that provide the system designer with minimal RF experience the ability to easily incorporate wireless, two-way data transfer into emerging applications. The markets for Virtual Wire® Short-range Radio products include remote bar code data entry, remote meter reading, point of sale terminals, medical monitor systems, home automation, consumer sports, data link equipment and wireless thermostats. The Company believes that markets for wireless products will continue to expand and that ASH technology has all the characteristics required to become an industry standard for short-range wireless applications.

Communications Products Group

Frequency Control Modules:

The Company’s frequency control modules consist of frequency source products for both analog and digital applications. These products provide added value to the SAW components manufactured by the Company. Each module incorporates one or more discrete SAW devices with standard and custom integrated circuits and related passive components. The Company manufactures clocks and oscillators that use its resonators and coupled-resonator filters to eliminate tuning coils for signal filtering and stabilization. Specialized SAW devices are incorporated in voltage-controlled sources to allow frequency variability along with very low phase noise for both analog and digital applications.

High-frequency clocks.    The Company’s high-frequency clock modules are used in high bandwidth high performance computer systems. The Company’s “Diff Sine” clocks allow the network to realize improved performance by providing a highly stable frequency source which results in very low timing variations from one cycle to the next (commonly referred to as “jitter”) and good symmetry across each cycle.

Oscillators.    The Company produces commercial and military fixed-frequency and voltage-controlled SAW oscillators. These products are supplied in SMT or leaded metal packages and used in applications such as microwave radios, identification friend or foe (IFF) transponders for commercial and military avionics and precision instrumentation.

Optical timing products.    The Company has introduced a line of oscillators that target the Optical Dense Wave Division Multiplex (DWDM) market that utilizes the Company’s patented technology. These products are targeted for customers in the optical network market, including high-speed routers and the OC768 backbone system.

Filters:

The Company was the pioneer in several SAW technologies and has the design capability for major SAW filter structures including the following: 1) High Loss Bi-directional Filter; 2) Medium Loss Single Phase Uni-directional Transducer (SPUDT) Filter; and 3) Low Loss Coupled Resonator Filter, including in-line (or longitudinally) coupled resonator filter and proximity (or transversally, or wave-guide) coupled resonator filter. These products are primarily intended for various telecommunications applications, particularly cellular telephone base stations.

In response to the demand from manufacturers of wireless communications products, the Company has focused on intermediate frequency (IF) SAW filters based on new SAW structures that provide the best performance, such as slanted (also called fan shaped or tapered) SPUDT filters and resonant SPUDT (called RSPUDT) filters. The Company, through its relationships with offshore manufacturers, can also offer a variety of RF filters.

Manufacturing

The manufacturing of the Company’s products is a highly complex and precise process that is sensitive to a wide variety of factors, including the level of contaminants in the manufacturing environment, impurities in the materials used and the performance of manufacturing personnel and production equipment. Each of the devices the Company manufactures is subject to contamination until it is enclosed or sealed within its final package, and all operations, prior to enclosure, are performed in controlled clean-room environments. In the past, the Company has experienced, from time to time, product shipment delays and lower-than-expected production yields. The Company has experienced, and may in the future experience, a delay in transferring products from engineering to volume manufacturing status. Problems with the manufacturing process could result in shipment delays or loss of production yields that will materially and adversely increase the cost of manufacturing. Some of the Company’s manufacturing operations are in Dallas, Texas and the Company has contractual relationships with two manufacturers in the Philippines (Automated Technology (Phil.) Inc. and Cirtek Electronics Corporation), one manufacturer in Taiwan (Tai-Saw Technology Co., Ltd) and one manufacturer in Japan (Morioka Seiko Instruments, Inc., a division of Seiko Instruments, Inc.). The Company has back-up capability but is still susceptible to damage occurring to any facility, whether by act of nature, major economic or political change, or otherwise, that could have a material adverse effect on the Company’s manufacturing operations and its ability to ship products to its customers.

The Company’s customers demand an increasing level of quality. Despite the fact that the Company as well as its partners in the Philippines and Taiwan have achieved QS 9000 and ISO 9001 certification, the Company could fail to achieve and maintain needed improvements and quality levels in its operations. If these standards are not achieved and maintained, the Company’s operating results could be materially and adversely affected. The Company has experienced sudden increases in demand which have put pressure on its manufacturing facilities to increase capacity in order to meet this demand. In addition, new products sometimes require different manufacturing processes than those which the Company currently possesses or to which it has access. The Company has devoted the bulk of its capital expenditures to increase capacity and improve its manufacturing processes and has been aggressive in securing increased manufacturing capacity through offshore manufacturing alliances. The Company may not be able to continue to increase its manufacturing capacity and improve its manufacturing processes in a timely manner to take advantage of increased market demand.

The Company’s transition to offshore assembly has created additional complexities in logistics. The Company is reviewing its inventory policies to mitigate the impact of a short-term interruption. However, a long-term interruption in delivery services would have a material adverse effect on Company operations. The Company plans to develop the capability to ship directly to its customers from offshore locations to reduce its lead times. There is no assurance, however, that these efforts will be successful.

The Company divides its manufacturing operations into three key areas: wafer fabrication, domestic pilot line assembly, and offshore assembly.

Wafer Fabrication

Fabrication of deposited and patterned wafers takes place in a clean-room environment. Thin aluminum films are precisely deposited onto three-inch and four-inch diameter quartz substrates that are subsequently etched with very small (micron and submicron) patterned structures. Each patterned device is called a die, and there may be from 40 to 3,000 die on a single three-inch or four-inch wafer. All wafer fabrication currently takes place at the Company’s Dallas location. The Company has secured additional sources of supply in offshore locations to act as a backup or provide new capability for new products.

Domestic Pilot Assembly

The domestic pilot line assembly is primarily focused on frequency control products, but can manufacture a limited quantity of all product types if necessary. This supports short-term requirements, engineering and new product development.

Offshore Assembly

As noted above, the Company has manufacturing arrangements with Automated Technology (Phil) Inc., Cirtek Electronics Corporation, Morioka Seiko Instruments, Inc. and Tai-Saw Technology Co., Ltd.. All organizations have hermetic packaging capability, which is essential to the manufacture of SAW devices. All possess understanding of the unique aspects of SAW component assembly and test. Assembly and test of all the Company’s products except clocks and oscillators occurs at one or more of these locations.

Source of Components/Labor

While the Company uses standard components whenever possible, certain of the components used in the SAW devices and modules are made to the Company’s specifications by specialized manufacturers. For example, the Company purchases several RF integrated circuits and ceramic arrays from Maxim Integrated Products or Kyocera America Inc. The Company has experienced delays and quality control problems with certain of its single-source suppliers in the past. Although the Company is attempting to obtain second-source suppliers, the Company believes it will continue to be somewhat dependent upon single-source suppliers for the foreseeable future. As part of its agreement with its offshore manufacturers, the responsibility for securing certain raw materials is being transferred to them. This change will enhance the Company’s cash flow, as it will not be required to purchase and have on hand those raw materials to support production.

During periods in the past, the Company has experienced difficulty in securing the additional labor resources necessary to meet rising demand for products. The transition to offshore production has resulted in significant additional manufacturing capacity and has significantly alleviated this issue.

Delays in delivery, quality problems or the inability of the Company or its manufacturing alliances to obtain the components and labor resources required to manufacture the Company’s products on a cost-effective basis could have a material adverse effect on the Company’s business and results of operations.

Sales and Marketing

The Company distributes its products in the United States through manufacturers’ representatives managed by the Company’s area sales management team (internal sales force.) Additionally, the Company has authorized one major North American distributor to stock and sell all the Company’s products. International sales are handled through manufacturers’ representatives, manufacturers’ representatives acting as distributors and direct sales management. Despite these sales efforts, the Company may not be able to increase or maintain demand for its products.

The Company’s international sales are currently denominated in U.S. currency. Recently, the Company’s European customers have expressed an interest in buying products at prices denominated in Euros. The Company has set up a limited capability to comply. An increase in the value of the U.S. dollar relative to foreign currencies could make the Company’s products more expensive and, therefore, potentially less competitive in those markets. Additional risks inherent in the Company’s international business activities generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, costs and risks of localizing international operations, potentially adverse tax consequences, repatriation of earnings and the burdens of complying with a wide variety of foreign laws. Such factors could have a material adverse effect on the Company’s future results of operations.

In 2002, one customer accounted for 11% of sales compared to a high of 11% for one customer in 2001. The top five customers accounted for 34% and 32% of total sales in 2002 and 2001, respectively. Sales to distributors accounted for 23% and 22% of total sales in 2002 and 2001, respectively. Sales to major customers have fluctuated in the past and may continue to fluctuate in the future. The Company believes the diversity of its product offerings and customer base is a strategic strength that enables it to better withstand changes in demand from individual customers.

The Company enters into select, custom product development programs. These development programs can last from six months to 18 months. The scope of these programs include initial engineering of the RF function under development through assisting in the interface of the RF and digital hardware. The Company is engaged in an increasing number of these programs. The Company cannot predict when or if a particular customer’s program will be designed and reach volume production status. In addition, the Company’s products are subject to a wide variety of regulations. Customers may require their products to be certified with various regulatory agencies and the Company offers them various types of assistance in obtaining certification. The Company’s customers may not obtain required certifications in a timely manner or at all. Delays in obtaining certification could result in significant losses of potential Company sales.

Competition

The markets for the Company’s products are intensely competitive and are characterized by price erosion, rapid technological change and product obsolescence. In most of the markets for the Company’s products, the Company competes with very large, vertically integrated, international companies, including AVX, EPCOS Electronic Parts and Components, Murata Manufacturing Co., and Triquint Semiconductor Inc. that have substantially greater financial, technical, sales, marketing, distribution and other resources, and broader product lines, than the Company. The Company’s competitors who have greater financial resources or broader product lines may be able to engage in sustained price reductions in the Company’s primary markets to gain market share. The Company also expects increased competition from existing competitors as well as competition from a number of companies that currently use SAW expertise largely for internal requirements. In addition, the Company experiences increased competition from companies that offer alternative solutions such as phase locked loop technology, which combines a semiconductor with a traditional crystal. The Company believes competitors may duplicate the Company’s products, which would cause additional pressure on selling prices and which could adversely affect market share.

The Company believes that its ability to compete in its target markets depends on factors both within and outside the Company’s control, including timing and success of new product introductions by the Company and its competitors, the availability of manufacturing capability, the Company’s ability to support decreases in selling price through reduction in cost of sales, the pace at which the Company’s customers incorporate the Company’s products into their end user products and general economic conditions.

Research and Development

The Company’s research and development efforts are primarily aimed at creating new, proprietary, innovative SAW device structures and SAW-based hybrid modules that uniquely address market needs. An example is the work currently being conducted to develop a third generation of VWO products. These developments also include process improvements in wafer fabrication involving better line width and metal thickness control as well as improvements in device packaging.

The Company employs a number of individuals in engineering, and product and process development, including design engineers and scientists. These individuals are responsible for new products and new processes from inception to the commencement of volume manufacturing. The Company believes that the efforts of this group help to ensure that the Company’s products provide an optimum system solution for the customer and are manufacturable at a competitive cost.

From time to time, the Company has entered into agreements with customers to develop specific SAW devices for inclusion in the customer’s end product. In addition, the Company has participated in government sponsored research and development programs. Pursuant to such agreements, the nonrecurring engineering (NRE) cost associated with such development work, which is treated by the Company as cost of technology development sales, is generally reimbursed by the customer. Total technology development (or NRE) sales during fiscal years 2002 and 2001 were $723,000 and $759,000, respectively. Costs related to these sales were included in the Company’s cost of sales during these years. The Company considers the development of new products essential to maintaining and increasing sales.

Proprietary Rights

The Company relies on a combination of patents, copyrights and nondisclosure agreements in order to establish and protect its proprietary rights. The Company holds 35 patents that it has received for various inventions that include both the SAW devices that are in the circuit and the RF circuit itself. An additional three patents are pending. The Company’s policy is to file patent applications to protect technology, inventions and improvements that are important to its business.

The Company believes that its patents will provide competitive advantages. Reliance upon proprietary or patented technology is subject to a number of risks, however. Patents may not be issued from any of the Company’s pending applications. In addition, claims that are allowed from existing or pending patents may not be sufficiently broad to protect the Company’s technology. While the Company intends to protect its intellectual property rights vigorously, patents held by the Company may be challenged, invalidated or circumvented.

The Company also seeks to protect its trade secrets and proprietary technology, in part, through confidentiality agreements with employees, consultants and other parties. These agreements could be breached and the Company may not have adequate remedies for any breach. Further, the Company’s trade secrets could otherwise become known to or independently developed by others. In addition, the laws of some foreign countries do not protect the Company’s proprietary rights to the same extent as the laws of the United States.

The electronics industry is characterized by uncertainty and conflicting intellectual property claims. The Company has in the past and may in the future become aware of the intellectual property rights of others that it may be infringing. The Company may be notified that it is infringing on other patents and/or other intellectual property rights of third parties. In the event of such alleged infringement, a license to the technology in question may not be available on commercially reasonable terms, if at all. In addition, litigation could occur and the outcome of such litigation might be adverse to the Company. The failure to obtain necessary licenses or other rights, the occurrence of litigation arising out of such claims or an adverse outcome from such litigation could have a material adverse effect on the Company’s business. In any event, patent litigation is expensive, and the Company’s results of operations could be materially adversely affected by such litigation, regardless of its outcome.

Regulations

The Company is subject to a variety of federal, state and local laws, rules and regulations related to the use, storage, emission, treatment, disposal, transportation and exposure of others to certain toxic, volatile and other hazardous chemicals used in the Company’s manufacturing process. The failure to comply with present or future regulations could result in fines being imposed on the Company, suspension of production or a cessation of operations. Such regulations could also require the Company to acquire costly equipment, to make changes to its manufacturing process, or to incur substantial other expenses to comply with environmental regulations. Any past or future failure by the Company to control the use of, or to restrict adequately the discharge of, hazardous substances could subject the Company to future liabilities and could have a material adverse effect on the Company’s business, operating results and financial condition.

Employees

As of August 31, 2002, the Company had a total of 215 employees. With the exception of one employee located in each of the sales locations in Georgia, Minnesota and California and two supporting sales consultants in Europe, all of the employees of the Company are based at the Company’s headquarters in the metropolitan area of Dallas, Texas. The Company’s future success depends to a significant degree upon the continued service of its key technical and senior management personnel and its continuing ability to attract and retain highly qualified technical and managerial personnel. Competition for such personnel can be intense. The Company may not be able to retain or continue to attract key managerial and technical employees. Failure to retain or continue to attract key managerial and technical employees could have a material adverse effect on the Company’s business results and operations. None of the Company’s employees are represented by a labor union. The Company has not experienced any work stoppages and considers its relations with its employees to be good. The Company anticipates that offshore production will result in significant additional manufacturing capacity, which will mitigate the impact of labor shortages.

Potential Fluctuations in Results of Operations; Order Trends and Backlog

The Company’s quarterly and annual results have been and will continue to be affected by a wide variety of factors that have had in the past and in the future could have a material adverse effect on the Company’s business and results of operations during any particular period. These factors include the level of orders that are received and can be shipped in a quarter, the rescheduling or cancellation of orders by its customers, competitive pressures on selling prices, changes in product or customer mix, availability and cost of raw materials, availability of labor resources, the ability of the Company to manufacture a sufficient volume of products in a cost-effective manner, fluctuations in manufacturing yield, availability of wafer fabrication and assembly manufacturing capacity, loss of any strategic relationship, the ability to introduce new products and technologies on a timely and cost-effective basis, new product introductions by the Company’s competitors, market acceptance of products of both the Company and its customers, supply constraints for other components incorporated into its customers’ products, foreign currency fluctuations, delays in customer orders or payments or interruptions in operations and the level of expenditures for research and development, sales, and general and administrative functions.

Historically, the electronics industry has experienced sudden and unexpected economic downturns. The Company’s results of operations are subject to such downturns. In addition, the Company’s operating expenses are largely fixed and difficult to change quickly should sales not meet the Company’s expectations, thus magnifying the adverse effect of any such revenue shortfall. The Company believes that period-to-period comparisons of its financial results should not be relied upon as an indication of future performance.

The Company’s backlog at August 31, 2002 was approximately $13.9 million as compared to $17.1 million as of August 31, 2001. The Company includes in its backlog all purchase orders scheduled for delivery within the subsequent 12 months. The Company believes the reduction in backlog is a reflection of a general reduction of economic activity and a reluctance of customers to commit to purchase products when they have limited ability to project their own requirements. The Company’s backlog, although useful for scheduling production, does not represent actual sales and should not be used as a measure of future sales. All orders in backlog are subject to cancellation prior to 30 days before shipment without penalty at the option of the customer and to changes in delivery schedules.

ITEM 2.   PROPERTIES

The Company’s principal administrative, sales, marketing, research and development, and manufacturing facilities are located in the metropolitan area of Dallas, Texas, in two adjacent buildings totaling approximately 93,000 square feet. One building, totaling approximately 63,000 square feet, is leased through July 2003. The second building, totaling approximately 30,000 square feet, is also leased through July 2003. The Company believes that its existing facilities are adequate for its current requirements and that the current properties are suitable and productive for the currently intended purposes. Due to its offshore manufacturing initiative, the Company does not expect to require significant additions to its assembly facilities or equipment. In anticipation of the Dallas facility leases expiring in July 2003, the Company is currently in negotiations and is seeking to reduce its future costs and space commitments to align them with its restructured operations. The Company believes the outcome of these negotiations will be favorable. In the unlikely event that negotiations are unsuccessful, the Company could incur substantial transition costs.

ITEM 3.   LEGAL PROCEEDINGS

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II.

ITEM 5.   MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company’s Common Stock (symbol RFMI) is quoted on the NASDAQ Stock Market (NASDAQ). The following table sets forth the high and low sales prices of the Company Common Stock for each quarter of fiscal 2002 and 2001 as furnished by NASDAQ. These prices reflect prices between dealers, without retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

	Price Range
	2002		2001
	High	Low	High	Low
Quarter Ended
November 30	3.0900	2.0000	8.6250	4.3130
February 28	3.8500	2.2400	6.7500	2.6250
May 31	4.6000	3.2000	5.5000	2.3130
August 31	4.5000	3.5000	4.7400	3.0800

The Company has not paid dividends on its Common Stock during the past two most recent fiscal years and presently intends to continue this policy in order to retain earnings for use in its business.

The number of record holders of the Company’s Common Stock as of October 31, 2002 was approximately 200 (which number does not include the number of stockholders whose shares are held of record by a brokerage house or clearing agency, but rather includes such brokerage house or clearing agency as one record holder. The last sales price for RFM’s Common Stock, as reported by NASDAQ on October 31, 2002, was $3.04.

ITEM 6.   SELECTED FINANCIAL DATA

	Year Ended August 31,
	2002	2001	2000	1999	1998
	(In thousands, except gross profit margin & earnings per share amounts)
Statement of Operations Data:
Sales	$43,254	$51,771	$47,256	$51,297	$55,172
Cost of sales	32,636	45,597	43,250	35,950	33,549

Gross profit	10,618	6,174	4,006	15,347	21,623
Gross profit margin %	24.5%	11.9%	8.5%	29.9%	39.2%
Research and development	3,133	3,852	4,700	5,697	5,081
Sales and marketing	4,777	5,748	6,047	5,415	5,646
General and administrative	2,835	3,184	3,546	3,092	2,889
Restructuring and impairment	229	1,399	—	—	—
Litigation	—	—	301	—	641

Total operating expenses	10,974	14,183	14,594	14,204	14,257

Income (loss) from operations	(356)	(8,009)	(10,588)	1,143	7,366
Other income (expense), net	(1,067)	(1,559)	(634)	(145)	14

Income (loss) before income taxes	(1,423)	(9,568)	(11,222)	998	7,380
Income tax (benefit) expense	(981)	3,673	(3,614)	269	2,620

Net income(loss)	$(442)	$(13,241)	$(7,608)	$729	$4,760

Earnings (Loss) per share:
Basic	$(0.06)	$(1.97)	$(1.26)	$0.13	$0.86

Diluted	$(0.06)	$(1.97)	$(1.26)	$0.12	$0.80

Weighted average common shares outstanding:
Basic	7,095	6,712	6,046	5,783	5,551

Diluted	7,095	6,712	6,046	5,932	5,978

Balance Sheet Data (at August 31):
Cash, cash equivalents and short-term investments	$273	$332	$4,085	$5,188	$5,613
Working capital	11,277	12,673	13,025	17,386	17,286
Total assets	30,510	38,352	45,767	48,508	44,790
Long-term debt	2,844	9,927	68	68	815
Stockholders’ equity	20,009	20,056	30,386	35,499	34,166

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
      RESULTS OF OPERATIONS

BUSINESS

RFM designs, develops, manufactures and markets a broad range of radio frequency components and modules. The Company’s products are organized into two groups: the Low-power Products Group and the Communications Products Group. The Low-power Products Group includes low-power components, as well as Virtual Wire® Short-range Radio products. The Communications Products Group includes frequency control modules and filter products. The Company’s products are based on SAW technology, and the Company’s strategy is to leverage its radio frequency design skills and its packaging technology to provide SAW-based solutions to the current and emerging needs of the electronics industry. The Company’s products include more than 500 resonators, filters, oscillators, transceivers, transmitters and receivers. The Company’s average selling prices within these product lines generally range from $.40 to $10 for low-power products and from $2 to $100 for communications products.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company prepares financial statements in conformity with accounting principles generally accepted in the United States of America. As such, the Company is required to make certain estimates, judgements and assumptions that it believes are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the periods presented. The significant accounting policies and estimates, which are believed to be the most critical to aid in fully understanding and evaluating reported financial results, are stated in this section. The following policies and estimates should be read in conjunction with the financial statements and the notes thereto.

Accounts Receivable

The Company performs credit evaluations of its customers and adjusts credit limits based upon their payment history and the customer’s current credit worthiness. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon historical experience and specific customer information. The Company maintains credit insurance on major customer balances and has a relatively diversified customer base. There is no guarantee that the Company will continue to experience the same credit loss rates in future periods. If a significant change in the liquidity or financial condition of a large customer or group of customers, that could have a material adverse effect on the collectability of accounts receivable and future operating results.

Inventory

The Company values inventory at the lower of the actual cost to purchase or manufacture the inventory (on a first-in, first-out basis) or the current estimated market value of the inventory. The Company regularly reviews its actual costs and the estimated market value of inventory, and uses a standard cost system to estimate the actual costs of its inventory. Significant changes to purchasing or manufacturing costs (either an increase or a decrease) could cause material changes to the valuation of its inventory in the period in which the Company adjusts its standard costs to reflect the change. Market value of inventory is estimated based upon existing and forecasted demand for the Company’s end products for the next twelve months and estimated amounts of inventory that would be consumed. The Company reduces the valuation of inventory items that have had limited usage over time and those items that it believes may no longer be usable due to product obsolescence or changes in its marketing or manufacturing plans to discontinue products. Examples of management decisions in recent years that resulted in significant inventory write-downs were the decision to discontinue the first generation of Virtual Wire® products and the decision to move assembly production offshore and discontinue some products. The electronics industry is characterized by rapid technological change, frequent new product development and rapid product obsolescence that could result in an increase in the amount of obsolete inventory on hand. Additionally, estimates of future product demand may prove to be inaccurate, in which case the valuation adjustment for obsolete and slow moving inventory may be understated or overstated. If the Company changes its estimate of future demand, it is required to increase or decrease its inventory valuation, with a corresponding impact on Cost of Sales in the period in which the determination is made. Therefore, any significant changes in manufacturing cost, unanticipated changes in product demand or technological developments could have a significant impact on the value of inventory and reported operating results.

Fixed Asset Impairment

The Company regularly examines its fixed assets to identify equipment that is no longer needed and writes such assets down to estimated realizable value. In recent years, the Company moved assembly production offshore, so there were significant adjustments to reflect fixed asset impairments for equipment no longer required. The Company’s estimate of realizable value may be significantly different from what is actually received when the assets are ultimately sold. An adjustment to profit or loss is required in the period in which a material variation is identified. The Company operates in a very competitive environment in which there is pressure to seek constant cost reduction. If the Company identifies lower cost alternatives in future periods by moving production or altering production processes, it could be required to recognize asset impairments on equipment no longer required. As evidenced by write-downs in prior periods, such impairments could be significant.

Deferred Tax Assets

In fiscal year 2001, the Company provided a full valuation asset allowance on tax loss carryforwards and other potential tax benefits according to FAS 109. As a result, to the extent that the Company realizes those benefits in future periods, these benefits will favorably impact income. For instance, a change in tax law allowed the Company to collect a significant tax refund in fiscal year 2002, which positively affected income in that year.

Accrued Medical Benefits

The Company largely self-insures the payment of medical benefits to its employees. As a result, it regularly estimates the value of unpaid benefits based upon historical trends and uses that information to record its liability for benefits that have been incurred but not yet paid. The Company has stop loss insurance coverage in effect to cover the costs of medical claims over certain deductible amounts for any given plan year for an individual claimant or in the aggregate. However, the trend of medical claims may significantly and unexpectedly change over a short period of time, in which case the Company’s liability for unpaid claims may no longer be accurate. This could cause the Company to either increase or decrease its expense in a material way in the period in which the change occurred.

Revenue Recognition

Sales are recognized when products are shipped. That is the point at which legal title passes to the customer. The standard terms and conditions are FOB the Company’s factory. The Company permits the return of defective products and accepts limited amounts of product returns in other instances. Accordingly, the Company provides allowances for the estimated amounts of these returns at the time of revenue recognition.

RESULTS OF OPERATIONS

The following discussion relates to the financial statements of the Company for the fiscal year ended August 31, 2002 (current year or fiscal 2002), in comparison to the fiscal year ended August 31, 2001 (prior year or fiscal 2001), as well as the fiscal year ended August 31, 2000 (fiscal 2000). In addition, there is discussion of the financial statements for the three months ended August 31, 2002 (fourth quarter), in comparison to the three months ended August 31, 2001 (comparable quarter of the prior year), as well as the three months ended May 31, 2002 (previous quarter).

The following table sets forth, for the years ended August 31 (i) the percentage relationship of certain items from the Company’s statements of operations to total sales and (ii) the percentage change in these items from year to year:

	Percentage of Sales			Year-to-Year Change
	2002	2001	2000	2001 to 2002	2000 to 2001
Sales	100%	100%	100%	(16)%	10%
Cost of sales	76	88	92	(28)	5

Gross profit	24	12	8	72	54
Research and development	7	8	10	(19)	(18)
Sales and marketing	11	11	13	(17)	(5)
General and administrative	7	6	7	(11)	(10)
Restructuring	—	3	—	(84)	—
Litigation	—	—	1	—	(100)

Total operating expenses	25	28	31	(23)	(3)

Loss from operations	(1)	(16)	(23)	(96)	(24)
Other income (expense), net	(2)	(3)	(1)	(32)	146

Loss before income taxes	(3)	(19)	(24)	(85)	(15)
Income tax (benefit) expense	(2)	7	(8)	(127)	202

Net loss	(1)%	(26)%	(16)%	(97)%	74%

Sales

The following table sets forth the components of the Company’s sales and percentage relationship of the components to total sales for the periods indicated:

	2002		Year Ended August 31, 2001		2000
	Amount	% of Total	Amount	% of Total	Amount	% of Total
			(Dollars in thousands)
Product sales:
Low-power Product Group:
Low-power components	$26,182	61%	$31,376	61%	$31,376	66%
Virtual Wire® radio products	8,444	19	10,058	19	7,269	15

Subtotal	34,626	80	41,434	80	38,645	81
Communications Products Group:
Frequency control modules	2,042	5	3,187	6	2,365	5
Filters	5,863	13	6,391	12	5,860	13

Subtotal	7,905	18	9,578	18	8,225	18

Total product sales	42,531	98	51,012	98	46,870	99
Technology development sales	723	2	759	2	386	1

Total sales	$43,254	100%	$51,771	100%	$47,256	100%

Total sales decreased 16% in fiscal 2002 as compared to fiscal 2001. The decrease was primarily due to a decrease in the number of units sold, which occurred in most of the Company’s product lines. The decrease in the number of units sold was primarily due to the general economic slowdown, which occurred in most of the company’s markets. An economic downturn occurred in the Company’s largest market, the automotive market, although to a lesser extent than some other markets, such as the telecommunications market. The Company believes that although progress was made in market acceptance of some of its newer products, overall sales for even some of those products was adversely impacted by economic conditions for existing or potential customers in their markets.

Despite participating in very price competitive markets, the Company did not experience a decrease in the average selling prices for its products within its various product lines in the current year, although it did back away from some business in several situations where pricing did not meet its profit guidelines. In most cases, the Company was able to obtain new business from new customers to replace business that was lost due to competitive pricing pressures. The Company has achieved significant market position in most of its markets. However, the Company believes that price competition from much larger and better financed competitors represents a significant risk in maintaining its sales levels and gross margins in the price sensitive markets in which it competes, particularly the automotive market.

Total sales increased 10% in fiscal 2001 as compared to fiscal 2000. The Company’s base low-power components business remained constant, but all the other product lines combined increased almost 27%, primarily due to an increased number of units sold of those products. In the past several years, the Company had concentrated its product development and sales promotion efforts on the Virtual Wire®, frequency control and filter product lines. The increase in sales in fiscal 2001 is a result of increased market acceptance of the new products that have been developed for those product lines. Average selling prices were relatively stable during fiscal 2001.

Sales for low-power components products decreased 17% in fiscal 2002 compared to fiscal year 2001, while they did not change in fiscal 2001 compared to fiscal 2000. The decrease in sales during the current year was due to a decrease in the number of units sold, particularly for its older style, TO-39 packaged products. The reduction in the number of TO-39 products sold continues a trend that has been seen for the past several years of applications for those products either converting to surface mount versions or being lost to lower priced competitors. The reduction in number of units of surface mount products sold to automotive customers for traditional RKE applications was partially offset by an increase in number of units sold for newer tire pressure monitoring applications. During the year, sales of low-power components products fluctuated in accordance with changing production schedules for automotive customers. This fluctuation up and down is expected to continue.

The Company has recently observed increased price pressure for low-power component products in its automotive markets. Therefore, average selling prices for these products are expected to decrease in the next year. In addition, the trend of lower TO-39 product sales is expected to accelerate, as some applications are expected to convert to sales for Virtual Wire® Short-range Radio products. As a result, low-power components sales are expected to decrease somewhat in the next fiscal year, despite the fact that the number of units sold for tire pressure monitoring applications may continue to increase.

Sales for Virtual Wire® Short-range Radio products decreased 16% in fiscal year 2002, while they increased 38% in fiscal year 2001. In the current year, the reduction in sales was primarily due to an almost complete elimination of sales of the first generation of these products, which were discontinued during the prior year. Sales of second generation products were similar to the prior year, while average selling prices decreased slightly. For several years, the company has devoted considerable resources to product and market development of Virtual Wire® Short-range Radio products. The Company believes these products offer the potential for significant growth in sales in numerous new applications, particularly for utility meter reading applications that require small size and low power consumption. The increase in sales that was noted in the prior year was due to an increased number of units shipped, as these products achieved greater market acceptance. The Company intends to continue working with its customers to develop new applications using Virtual Wire® Short-range Radio products, and the timing of any sales resulting from such new applications is dependent upon the customers’ product development and product introduction cycles. It is difficult to predict when, or if, new applications of products will have a significant impact on the Company’s sales.

Filter sales decreased 8% in fiscal 2002, compared to an increase of 9% in fiscal 2001. In both years, the Company sold an increased number of units, particularly for newer products. However, in the current year, the amount of sales declined due to a decrease in average selling prices as a result of changes in product mix. In the current year, the number of units sold of relatively high priced filters for telecommunications applications declined due to a severe downturn in economic conditions in that market. In the prior year, an increase in the number of units sold of those same products had resulted in the increase in total filter sales. In the current year, the Company partially offset the reduction in sales to telecommunications customers by introducing relatively low priced products for a new satellite radio application for the automotive market. However, total filter sales still decreased. In recent years, the Company has devoted a considerable portion of its engineering resources to filters and has developed many new products. The increase in number of units sold in fiscal 2001 reflects success in several of these programs. However, uncertain economic conditions in the telecommunications market make it very difficult to predict when, if ever, these new products will result in significant increased sales for the Company.

Frequency Control Module sales decreased 36% in fiscal 2002 compared to an increase of 35% in fiscal 2001. The increase in fiscal 2001 was primarily due to the introduction of a new line of optical timing products based upon patented technology that targets the Optical Dense Wave Division Multiplex (DWDM)

marketplace. The decrease in fiscal 2002 resulted from a decrease in the number of units sold of those same products, as that segment of the telecommunications market was particularly hard hit by economic conditions. This severe economic downturn makes it very uncertain when, if ever, market conditions in that market will result in an opportunity to resume sales of these new optical timing products.

The Company’s top five customers accounted for approximately 34%, 32%, and 36% of the Company’s total sales in fiscal 2002, 2001 and 2000, respectively. Distribution related customers accounted for approximately 23%, 22% and 20% of the Company’s total sales in fiscal 2002, 2001 and 2000, respectively. One customer accounted for 11% of total sales in fiscal 2002 and 2001, while no customers accounted for 10% or more in fiscal year 2000. The Company’s sales strategy is to seek diversification in its customer base; however, due to the very competitive nature of the markets in which it competes, the Company is not certain it will be able to continue to achieve this diversification.

International sales (primarily in Europe and Asia) were approximately 52%, 52% and 62% of the Company’s total sales during fiscal years 2002, 2001 and 2000, respectively. The Company considers all product sales with a delivery destination outside North America to be international sales. These sales are denominated primarily in U.S. currency, although some European customers require the Company to sell in Euros. The Company intends to continue its focus on international sales and anticipates that international sales will continue to represent a significant portion of its business. International sales are subject to fluctuations as a result of local economic conditions and competition, and the Company cannot predict whether it will continue to derive a significant portion of its business from international sales.

While the Company has achieved sales increases in prior periods, there can be no assurance that this can be achieved in future periods. The Company’s success is highly dependent on achieving technological advances in its product design and manufacturing capabilities at both the Dallas and offshore locations, as well as its ability to sell its products in a competitive marketplace that can be influenced by outside factors such as economic and regulatory conditions. Competition from alternative technologies or from competitors duplicating the Company’s technologies may adversely affect selling prices and market share.

Gross Profit

Gross profit margin increased to 24.5% in fiscal 2002, compared to 11.9% in fiscal 2001, and 8.5% in fiscal 2000. The gross margin increase in both fiscal 2001 and 2002 resulted from the gradual impact of the Company’s program to reduce manufacturing costs. There were several elements to the cost reduction program. The first element was the move of volume assembly operations offshore to contract manufacturing companies. The Company transitioned assembly operations offshore over a two year period and by the end of the current year, this process was essentially complete. During the fiscal 2002 fourth quarter, 79% of the reported sales and 93% of the units produced were assembled by offshore sources. During the current year, the Company started production at two additional contractors, Morioka Seiko Instruments, Inc. and Tai-Saw Technologies, Inc.

The second element of the cost reduction program was to reduce costs in the Company’s Dallas operations. The Company reduced its workforce, including contract labor, 57% during fiscal 2001 and 2002. Most of the reductions were related to the transition to offshore manufacturing. As a result of these reductions, the Company’s labor and overhead costs were considerably reduced from prior periods. Since the transition had been essentially completed at the end of the current year, the Company does not anticipate further significant reductions in the number of employees.

The third element of the cost reduction program was to transition the Company’s Virtual Wire® customers to more cost-effective second-generation products. This was largely completed by the fourth quarter of fiscal 2001 and the current year results represent purely second-generation results, which were much improved over the prior fiscal year. The Company incurred a great deal of cost in making this transition. Largely due to this conversion, both fiscal year 2001 and 2000 cost of sales included approximately $1.2 million in special inventory charges related to elimination of product lines and transition to offshore manufacturing.

The final element of the cost reduction program is activity to reduce cost through purchasing savings, process improvements and yield enhancements. The Company devotes considerable resources to improving both the remaining operations in Dallas and those of its offshore contractors to improve productivity and reduce cost and has achieved significant savings over the past two years. This is the primary ongoing effort the Company is making to reduce costs in response to the potential for reduced average selling prices. There is no assurance that these efforts will be able to offset completely the impact of potential decreases in average selling prices. If selling prices decrease more than average per unit manufacturing costs, a reduction in gross margins would result.

The Company is working to improve its gross margins in two additional ways. The first is by developing new products, particularly those that have greater potential for increased margins because of the technical advantages they offer to customers and by increasing its sales. Additional sales would contribute towards reduced costs, since fixed manufacturing costs would be spread over additional units. While it is the strategic direction of the Company to improve its gross margins, economic conditions, competitive pressures and other risks make the outcome uncertain.

The Company has experienced sudden increases in demand in the past, which have put pressure on its own manufacturing facilities and those of its offshore contractors to increase capacity to meet this demand. In addition, new products sometimes require different manufacturing processes than the Company currently possesses. The Company has converted the majority of its assembly manufacturing requirements to offshore contractors. The Company may not be able to increase its manufacturing capacity, the manufacturing capacity of its assembly contractors, or improve its manufacturing processes in a timely manner so as to take advantage of increased market demand. Failure to do this would result in a loss of potential sales in the periods impacted.

Research and Development

Research and development expenses decreased approximately $700,000 (19%) in fiscal 2002 and $850,000 (18%) in fiscal 2001. The current year’s decrease was caused by at least two factors. First, an increase of $200,000 in the engineering costs that were directly attributable to technology development sales. These costs were recognized as cost of sales rather then research and development expense. Second, personnel costs have been reduced, as a result of the Company’s cost reduction program and reallocations from engineering design functions to manufacturing process engineering and manufacturing management functions to improve manufacturing efficiency and to support the offshore transition. The reduction in expense in fiscal 2001 also resulted from a reduction in personnel costs, primarily due to reassignment of personnel to manufacturing responsibilities. In addition, expenses in fiscal 2000 included approximately $200,000 in tooling depreciation expense that did not recur in fiscal 2001.

The Company believes that the continued development of its technology and new products is essential to its success and is committed to continuing its investment in research and development. The Company expects its investments in research and development to remain approximately the same or increase in absolute dollars over the next several quarters.

Sales and Marketing

In fiscal 2002, sales and marketing expenses decreased approximately $1 million (17%) from the prior year, due primarily to decreased sales commissions resulting from decreased sales and a change in the Company’s program to reduce commission rates. Sales and marketing expenses decreased approximately $300,000 (5%) in fiscal 2001 compared to fiscal 2000 due primarily to decreased sales commissions resulting from a change in the Company’s program to reduce commission rates. The Company changed its representative sales commission structure in the middle of fiscal year 2001, so the impact of the change was seen in both fiscal years. Sales and marketing expenses were 11% of sales in fiscal 2002 and fiscal year 2001. The Company expects to incur comparable sales and marketing expenses in absolute dollars over the next several quarters, with the exception of sales commission expenses that will fluctuate in line with sales levels.

General and Administrative

General and administrative expenses decreased approximately $350,000 (11%) in fiscal year 2002 and approximately the same amount in fiscal 2001. The decreases were part of the Company’s restructuring program and included reductions in personnel costs. The Company expects general and administrative expenses to remain approximately the same in absolute dollars over the next several quarters.

Restructuring and Impairment Expense

Restructuring and impairment expenses were approximately $229,000 in the current year, compared to $1.4 million in the prior year. In the current year, these expenses consisted of a fixed asset charge to write down additional fixed assets that will no longer be required due to the decision to close a portion of the Dallas operations. In the prior year, they consisted of a fixed asset charge of $1 million to write down or write off fixed assets and a charge of $400,000 to cover the severance costs of employees whose positions had been or would be eliminated by the manufacturing restructuring. The Company believes the restructuring of its assembly operations is now complete and does not anticipate significant additional restructuring and impairment expense regarding these measures.

Litigation

Litigation expense amounted to zero in fiscal 2002 and 2001. The amounts in prior years consisted of expenses related to the resolution of various legal issues. All of the matters have been resolved and the Company does not anticipate similar expenses in future periods, except for immaterial expenses incurred in the ordinary course of its operations.

Total Operating Expenses

The Company’s restructuring program has had a significant impact on operating expenses. Total operating expenses for the current year decreased $3.2 million from the prior year and $3.6 million from fiscal 2000. After eliminating restructuring and impairment and litigation expenses, total operating expenses in the current year decreased 16% compared to the prior year and 25% compared to fiscal 2000. While some of the decrease was due to lower sales commissions resulting from lower sales, most of the decrease was a result of the Company’s cost reduction efforts. Operating expenses were lowered to the point that, together with increased gross margins, allowed the Company to return to profitability in the final quarter of fiscal 2002. The Company intends to maintain profitability by holding its operating expenses relatively stable over the next several quarters, with the exception of sales commissions, which fluctuate in line with sales.

Other Income (Expense)

Other expense, primarily interest expense on the Company’s bank debt, decreased $500,000 (32%) in the current year, compared to the prior year. This was primarily due to a lower amount borrowed, as well as due to lower interest rates. In the prior year, other expense, primarily interest expense on the Company’s debt, increased approximately $900,000 due to an increase in the amount borrowed. The Company expects to continue to pay down its bank debt, so it expects these expenses to decrease in the next fiscal year.

Loss Before Income Taxes

Loss before income taxes decreased to a $1.4 million loss for the current year, compared to a $9.6 million loss in the prior year and an $11.2 million loss in fiscal 2000. The improvement in each year was primarily a result of improved gross profit and reduced operating expenses and reflects the positive impact of the Company’s restructuring program.

Income Tax Expense (Benefit)

In the current year, the Company received a tax refund of approximately $1 million due to new legislation that allowed companies to obtain tax refunds for taxes paid in additional periods and additional categories of taxes. The Company recorded an income tax benefit of that amount in fiscal 2002. In the prior year, the Company fully reserved, in a noncash charge, all tax benefits that had been recorded prior to that point in accordance with FAS 109. This resulted in $3.7 million in income tax expense for fiscal 2001. In fiscal year 2000, the Company recorded an income tax benefit of $3.6 million, since its operating performance and economic conditions had not yet required it to record FAS 109 valuation allowances. The Company does not expect to receive any additional tax refunds from the new legislation and does not expect to record any future federal income tax benefits or expense until the recovery of deferred tax assets is more likely than not. Potential tax savings from the federal loss carryforwards are still available to the Company, however. The Company expects that this will improve both reported earnings and cash flow in future periods, if the Company returns to profitability on an annual basis. The Company expects to continue to record relatively small state income tax provisions in future periods.

Loss per Share

The net loss for the current year was $442,000, compared to a $13.2 million loss in the prior year and $7.6 million in fiscal 2000. The Company’s basic and diluted loss per share for fiscal 2002 was $.06 per share, compared to $1.97 per share for fiscal 2001 and $1.26 per share for fiscal 2000. The improvement in loss per share compared to the prior years was a result of the Company’s restructuring efforts and the absence of special charges that occurred in prior years.

Fourth Quarter of Fiscal 2002

Unaudited quarterly financial data is presented in Note 17 of the accompanying financial statements.

Sales for the fourth quarter of $11.3 million decreased approximately 10%, compared to $12.5 million in the comparable quarter of the prior year. Sales increased approximately 8% compared to the previous third quarter. The sales decrease in the current quarter compared to the comparable quarter of the prior year was primarily due to a decrease in the number of units sold in the Company’s product lines and reflects the general downturn in the economy. The sales increase from the previous quarter was primarily due to an increase in the number of units sold, particular to automotive customers whose requirements for their production schedules increased in the quarter. The Company expects sales for the next quarter may remain relatively flat with the current quarter. Historically, the Company has experienced sales declines in its first quarter, so flat sales would represent some improvement. The Company currently cannot make any estimate of sales beyond the next quarter, due to the uncertain economic environment and the lack of visibility from customers in terms of backlog. The Company also believes the diversity of its product offering and customer base moderates to a great extent the impact of economic changes on any particular industry or market.

Gross profit margins were 28.8% in the fourth quarter, compared to 5.2% for the comparable quarter of the prior year and 24.6% for the previous quarter. The primary reason for the improvement in gross margin from both periods is the ongoing impact of the Company’s restructuring program to reduce its manufacturing costs, which was described above. In addition, included in the prior year’s quarter were approximately $1.2 million in special inventory charges to write off or reserve inventory resulting from the Company’s decision to restructure its manufacturing facilities which did not recur. The current quarter also benefited from a very favorable mix within its product lines in the fiscal 2002 fourth quarter, which the Company estimates to be approximately 2% of sales. The Company expects that gross margins in the first quarter of fiscal 2003 may decrease by approximately 2% of sales, because it may not have the favorable product mix that occurred in the current quarter.

Operating expenses for the fiscal 2002 fourth quarter were approximately $3.0 million, compared to approximately $4.3 million for the comparable quarter of the prior year and $2.7 million for the previous quarter. Current quarter operating expenses included $229,000 in restructuring and impairment charges, compared to $1.4 million in the comparable quarter of the prior year and none in the previous quarter. These charges were described above. Without restructuring and impairment expense, operating expenses for the fourth quarter were not significantly changed from either the comparable quarter of the prior year or the previous quarter, except for sales commission expenses, which fluctuate with sales. The Company expects that operating expenses may remain stable over the next several quarters, except for sales commission expenses, which will change in line with sales levels.

Other expense was $158,000 in the fiscal 2002 fourth quarter, compared to $554,000 in the comparable quarter of the prior year and $247,000 in the previous quarter. This was primarily due to a lower amount borrowed, as well as due to lower interest rates. The Company expects its projected positive cash flow may allow it to continue to pay down debt, so interest expense may continue to decrease in the next quarter. In addition, the fiscal 2002 fourth quarter benefited from $45,000 in gains on sales of fixed assets, which may not recur in future periods.

Pre-tax income for the fiscal 2002 fourth quarter was approximately $52,000 compared to a loss of $4.2 million in the comparable quarter of the prior year and a loss of $368,000 in the previous quarter. The fiscal 2001 fourth quarter included the impact of $2.6 million in special charges. The charges consisted of $1.2 million for inventory reserves because of transition to new products, $1.0 million fixed asset impairment and $0.4 million restructuring severance costs. The special charges in fiscal 2002 fourth quarter were $229,000 for fixed asset impairment. The Company attributes a majority of the additional improvement to the ongoing favorable impact of its restructuring program to reduce costs in all areas. The Company expects that pre-tax income may remain relatively stable for the next quarter, depending on, among other things, sales levels and the product mix of the sales that are recognized within the quarter.

Income tax expense was $10,000 for the fiscal 2002 fourth quarter, compared to $5.6 million in the comparable quarter of the prior year and a tax benefit of approximately $1 million in the previous quarter. In the comparable quarter of the prior year, the Company booked a FAS 109 reserve of $5.6 million against its deferred tax assets, as explained above. In the previous quarter, the Company recorded a tax refund of $1 million to reflect the amount due as a result of recent changes in tax legislation. The Company does not expect to receive any additional tax refunds from the new legislation and does not expect to record any future federal income tax benefits or expense until the recovery of deferred tax assets is more likely than not. The Company expects to continue to record relatively small state income tax provisions in future periods.

Diluted net income per share was $0.01 in the fourth quarter, compared to a loss of $1.40 for the comparable quarter of the prior year and income of $0.09 for the previous quarter. Without unusual expenses, the diluted loss per share would have been $0.15 for the comparable quarter of the prior year.

FINANCIAL CONDITION

Financing Arrangements

In December 2000, the Company entered into an agreement with a commercial bank for a credit facility consisting of a $13.5 million revolving credit facility and a $3 million term note. Included in the revolving credit facility is an $8.5 million loan that is supported by the Export/Import bank (Exim bank). Both facilities terminate on December 31, 2004. The interest rate for both facilities is 2% over the lender’s prime rate. As part of the agreement, the bank was given a ten-year warrant to purchase 30,000 shares of the Company’s common stock at $5.00 per share.

The proceeds of these new loans and the sale of approximately $3.6 million in short term investments were used to pay off approximately $6.9 million under the prior revolving credit facility, as well as $8.8 million in obligations related to an equipment-based operating lease facility. As a result, the Company completely satisfied its obligations to its former bank and acquired approximately $8.3 million in capital assets that had formerly been utilized under operating leases.

The structure of the banking agreement ties amounts borrowed under the agreement to a borrowing base consisting of certain receivables, inventory, and fixed assets. Essentially all the assets of the Company, tangible and intangible, are pledged as collateral under both facilities. The term loan requires equal monthly payments of principal totaling $50,000 plus interest beginning January 2001. The term note also requires the Company to pay off a portion of the term note in relation to equipment either being sold or moved to support the offshore manufacturing initiative, since the equipment serves as collateral for the term note. The portion that must be paid off is equal to the appraised value of the equipment being moved. So far this fiscal year, approximately $0.5 million of the term note has been paid in that manner. There is no assurance that potential future transactions can be accomplished on favorable terms. Should that not occur, there could be a slowdown in the Company’s plans to sell off excess assets or expand offshore production.

This credit facility contains financial covenants relating to various matters, including but not limited to minimum net worth, quarterly and monthly earnings, and limitations on changes in corporate structure, and restrictions on dividends and capital spending. On four occasions, the Company has amended the banking agreements to relax those covenants or make other changes for one-time fees in the aggregate amount of $205,000. As of August 31, 2002, the Company was in compliance with the amended covenants. Although the Company believes that it will continue to meet the covenants, there is no assurance that this will occur. Should the Company be unable to meet its operating plan due to a significant shortfall in sales or margin, a covenant violation could occur. Should there be a covenant violation without a waiver or amendment, the maturity of the Company’s debt could be accelerated and other sources of cash would be needed.

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

Cash Flows

Liquidity at August 31, 2002 consisted primarily of approximately $273,000 of cash and approximately $3.3 million available under the banking agreement. Net cash provided by operating activities was $4.5 million in the current year as compared to net cash used in operating activities of $1.6 million for the prior year. The $6.1 million improvement from year to year was primarily due to an increase in the net income adjusted for noncash items, which was a $5.0 million source of cash in the current year, compared to $3.3 million use of cash in the prior year. This improvement is a result of the Company’s cost reduction program, which was targeted to improve gross margins and reduce operating expenses. Partially offsetting this was $0.5 million that was used in working capital in the current year, while $1.7 million was provided from working capital in the prior year. The primary use of cash for working capital in the current year was to pay down accounts payable by approximately $2.5 million. As of the end of the current year, the Company had only minor amounts past due to its vendors. The primary source of funds that were provided from working capital in the prior year was collection of an income tax receivable of $1.3 million. Trade receivables decreased $0.8 million in the current year due to lower sales and improved collections. Inventory decreased approximately $1 million in the current year, as offshore contractors took over a portion of the responsibility for raw materials. The Company is targeting additional reductions of inventory in future periods as offshore contractors take on more of this responsibility.

The Company plans to maintain a positive cash flow from operations for fiscal 2003 as it did in the current year. It believes depreciation will continue to greatly exceed capital spending, providing an ongoing source of positive cash flow. The Company increased the current portion of its bank debt to $3.6 million in the fourth quarter, reflecting its plans to continue to pay down more bank debt in fiscal 2003 than required under the loan’s repayment terms. Continued positive cash flow should allow the Company to operate in a normal manner for the next fiscal year, despite a relatively low amount of cash reserves. However, there can be no assurance that this will be achieved.

Cash provided from investing activities was $0.4 million for the current year, resulting from the proceeds of sales of fixed assets of approximately $0.5 million. Net cash used in investing activities was $5.3 million in the prior year, primarily as a result of approximately $9.2 million in capital expenditures, which consisted of $8.3 million that had formerly been leased and $900,000 of new items. This was partially financed by the net sale of $3.5 million in short-term investments. The Company expects to acquire up to $1 million of capital equipment by the end of fiscal 2003. Due to its offshore manufacturing initiative, the Company does not expect to require significant additions to its assembly facilities or equipment. The Company is currently in negotiations and is seeking to reduce its costs and bring space commitments in Dallas in line with its restructured operations. Additional capital spending may result from the impact of decisions the Company makes concerning its Dallas facilities, for which the leases expire in fiscal 2003. The Company believes the outcome of these negotiations will be favorable. In the unlikely event that negotiations are unsuccessful, the Company could incur substantial transition costs.

Net cash used in financing activities was $4.9 million in 2002, compared to net cash generated from financing activities of $6.8 million in fiscal 2001. In fiscal 2002, approximately $4.9 million was used to reduce bank borrowings, while $4.4 million was raised by increasing bank borrowings in the prior year. In addition, in the prior year $2.7 million was raised from sales of stock (from the equity agreement mentioned above), stock options and the employee stock purchase plan. Under the Company’s banking agreement, all receipts on trade receivables are applied to loans that are outstanding and the Company borrows funds to support its activities according to its borrowing base. As a result, repayments on debt and borrowings are large relative to sales.

As of August 31, 2002, the Company had approximately $3.3 million available under its banking agreement based upon the borrowing base at that time. In addition, approximately $5.2 million more may become available under the banking agreement if the Company’s borrowing base were to increase sufficiently to support increased borrowing. The Company is currently working with its bank to further increase availability. However, there can be no assurance that this will happen.

While the Company reached profitability in its fiscal 2002 fourth quarter, a reduction in sales or gross margins could occur due to economic or other factors. The Company believes that cash generated from operations, if any, its cash balances and the amounts available under its credit facility will be sufficient to meet the Company’s operating cash requirements through fiscal 2003. To the extent that these sources of funds are insufficient to meet the Company’s capital or operating requirements, the Company may be required to raise additional funds. No assurance can be given that additional financing will be available or, if available, that it will be available on acceptable terms. Should that occur, there could be a significant adverse impact on the Company’s operations.

CONTRACTUAL OBLIGATIONS

The following represent the Company’s contractual obligations as of August 31, 2002 (in thousands):

	Payments Due Within
	Total	1 Year	2 Years	3 Years
Contractual Obligations:
Bank debt (1)	$6,479	$600	$600	$5,279
Operating leases (2)	643	604	26	13
Unconditional purchase obligations (3)	3,541	3,541

Total contractual cash obligations	$10,663	$4,745	$626	$5,292

(1)   Total amounts are included in the August 31, 2002 consolidated balance sheet. See footnote 7, Notes Payable, to the consolidated financial statements.
(2)   Includes minimum lease payment obligations for noncancelable equipment and real-estate leases in affect as of August 31, 2002. See footnote 9, Leases and Other Commitments, to the consolidated financial statements.
(3)   These purchase obligations are for inventory items to be sold in the ordinary course of business. Reported amount is value of three-month commitment required by contracts with four manufacturers for product assembly costs. Amount does not include open purchase orders for raw material. See footnote 9, Leases and Other Commitments, to the consolidated financial statements.

The Company expects to pay down the bank debt faster then obliged to by contract. See footnote 7, Notes Payable, in the accompanying financial statements.

FORWARD-LOOKING STATEMENTS

Except for the historical information contained herein, the preceding discussions in this report contain forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as in the sections entitled “Business,” “Legal Proceedings”, “Selected Financial Data” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report.

This report and other presentations made by the Company contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that in making any such statements its expectations are based on reasonable assumptions, any such statement involves uncertainties and is qualified in its entirety by reference to the following important factors, among others, that could cause the actual results of the Company to differ materially from those statements: (i) timely development, acceptance and pricing of new products; (ii) timely implementation of improved manufacturing processes and transition to offshore manufacturing; (iii) availability of sufficient materials, labor and assembly capacity to meet product demand; (iv) the potential transition to value-added products; (v) the impact of competitive products and pricing; (vi) the impact of competing technologies including the obsolescence of existing products; (vii) general economic conditions as they affect the Company’s customers and manufacturing contractors; and (viii) availability of required financing on favorable terms.

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

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk primarily due to fluctuations in interest rates. As of August 31, 2002, with all other variables held constant, a hypothetical one-percentage point increase in interest rates would result in an increase in interest expense of approximately $70,000 on an annual basis.

A significant portion of the Company’s products have a manufacturing process in foreign jurisdictions and are sold in foreign jurisdictions. The Company manages its exposure to currency exchange fluctuations by denominating most transactions in U.S. dollars. However, the Company may facilitate a minor portion of its sales in Euros. The Company considers the amount of its foreign currency exchange rate risk to be immaterial as of August 31, 2002.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is included in Appendix A attached hereto and incorporated by reference.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL                   DISCLOSURE

None.

PART III.

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is found under the heading Nominees and the heading Executive Officers of the Registrant in the definitive proxy statement to be filed by the Company with the Commission on or about December 9, 2002.

ITEM 11.   EXECUTIVE COMPENSATION

The information required by this item is found under the heading Executive Compensation in the definitive proxy statement to be filed with the Commission by the Company on or about December 9, 2002.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is found under the headings Equity Compensation Plans and Security Ownership of Certain Beneficial Owners and Management in the definitive proxy statement to be filed by the Company with the Commission on or about December 9, 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is found under the heading Certain Transactions in the definitive proxy statement to be filed by the Company with the Commission on or about December 9, 2002.

ITEM 14.   CONTROLS AND PROCEDURES

Within 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.

Since the date of the evaluation, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls.

PART IV.

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

(a) 3.	Exhibits. See Exhibit Index in part (c), below.

(b)	The Company did not file any reports on Form 8-K during the quarter ended August 31, 2002.

(c)	Exhibit Index

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of Registrant. (2)

3.2	Bylaws of Registrant. (2)

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Specimen Stock Certificate. (2)

4.3	Rights Agreement dated as of December 20, 1994. (15)

4.4	First Amendment to Rights Agreement dated August 14, 1996. (16)

4.5	Second Amendment to Rights Agreement dated December 11, 2000. (18)

4.6	Form of Unit Subscription Agreement for Common Stock and Warrants between the Registrant and certain investors dated December 11, 2000. (19)

4.7	Form of Common Stock Purchase Warrant between Registrant and certain investors. (19)

4.8	Form of Registration Rights Agreement between Registrant and certain investors dated December 11, 2000. (19)

10.1	Form of Indemnity Agreement entered into by the Registrant and each of its officers and directors. (1)

10.4	1986 Incentive Stock Option Plan, as amended and related grant forms. (1)

10.5	1986 Supplemental Stock Option Plan, as amended and related grant forms. (1)

10.6	Form of Employee Stock Purchase Plan. (1)

10.7	Form of Employee Stock Purchase Plan Offering. (1)

10.8	Non-Employee Director’s Stock Option Plan. (2)

10.9	Form of Non-Employee Director’s Stock Option. (1)

10.10	Lease Agreement between the Registrant and Jeff Yassai. (2)

10.11	Lease Agreement between the Registrant and JFC Growth Fund, Ltd. (2)

10.18	Form of Restrictive Stock Bonus Agreement to be entered November 30, 1995. (6)

10.23	Form of Change of Control Agreement for certain officers. (9)

10.25	Form of Restricted Stock Bonus Agreement. (11)

10.26	1999 Equity Incentive Plan. (11)

10.27	Form of Notice of Grant of Stock Options and Grant Agreement. (11)

10.28	Promissory Note between the Company and James P. Farley dated November 30, 1999. (12)

10.29	Promissory Note between the Company and Darrell Ash dated November 30, 1999. (12)

10.39	Consulting Agreement between the Company and Tom Garrett dated June 28, 2000. (17)

10.40	Promissory Note, dated May 12, 1999, in the principal amount of $19,500.00, executed and delivered by RF Monolithics, Inc. to David Kirk. (17)

10.41	Consulting Agreement between the Company and Michael Bernique dated June 23, 1999. (17)

10.42	Credit and Security Agreement between Registrant and Wells Fargo Business Credit, Inc. dated as of December 8, 2000. (19)

10.43	Revolving Note between Registrant and Wells Fargo Business Credit, Inc. dated as of December 8, 2000. (19)

10.44	Term Note between Registrant and Wells Fargo Business Credit, Inc. dated as of December 8, 2000. (19)

10.45	Registration Rights Agreement between Registrant and Wells Fargo Business Credit, Inc. dated as of December 8, 2000. (19)

10.46	Warrant Agreement between Registrant and Wells Fargo Business Credit, Inc. dated as of December 8, 2000. (19)

10.47	Credit Agreement between Registrant and Wells Fargo Bank Minnesota, N.A. dated as of December 8, 2000. (19)

10.48	Revolving Note between Registrant and Wells Fargo Bank Minnesota, N.A. dated as of December 8, 2000. (19)

10.49	Export-Import Bank of the United States Working Capital Guarantee Program Borrower’s Agreement dated as December 8, 2000. (19)

10.50	Promissory Note, dated January 29, 2001, in the principle amount of $41,768.74, executed and delivered by RF Monolithics, Inc. to David T. Somerville.(19)

10.51	Manufacturing Agreement between Registrant and Automated Technology (Phil.) Inc. Electronics Corporation dated February 22, 2001. (20)

10.52	Manufacturing Agreement between Registrant and Cirtek Electronics Corporation dated March 23, 2001. (20)

10.53	First Amendment to Credit and Security Agreement between Registrant and Wells Fargo Business Credit, Inc. dated March 30, 2001. (20)

10.54	First Amendment to Credit and Security Agreement between Registrant and Wells Fargo Bank Minnesota, N.A. dated March 30, 2001. (20)

10.55	Amendment 1 to manufacturing agreement between Registrant and Cirtek Electronics Corporation dated June 1, 2001. (20)

10.56	Manufacturing and Technical Support Agreement between Registrant and Morioka Seiko Instruments Inc. dated June 11, 2001. (20)

10.57	Second Amendment to Credit and Security Agreement between Registrant and Wells Fargo Business Credit, Inc. dated August 23, 2001. (21)

10.58	Second Amendment to Credit and Security Agreement between Registrant and Wells Fargo Bank Minnesota, N.A. dated August 23, 2001. (21)

10.59	Amendment 1 to manufacturing agreement between Registrant and Automated Technology (Phil.) Inc. Electronics Corporation dated July 19, 2001. (21)

10.60	Amendment 2 dated October 1, 2001 to Manufacturing Agreement between Registrant and Cirtek Electronics Corporation dated March 23, 2001. (22)

10.61	Third Amendment dated November 29, 2001 to Credit and Security Agreement between Registrant and Wells Fargo Bank Minnesota, N.A. dated Dec. 8, 2000. (22)

10.62	Third Amendment dated November 29, 2001 to Credit and Security Agreement between Registrant and Wells Fargo Business Credit, Inc. dated Dec. 8, 2000. (22)

10.63	Manufacturing Agreement between Registrant and Tai-Saw Technology Co., Ltd. dated October 12, 2001. (22)

10.64	Amendment 1 dated October 13, 2001 to Manufacturing Agreement between Registrant and Tai-Saw Technology Co., Ltd. dated October 12, 2001. (22)

10.65	Manufacturing Assembly Agreement between Registrant and Tai-Saw Technology Co., Ltd. dated October 31, 2001. (22)

10.66	Equipment Lease Agreement between Registrant and Tai-Saw Technology Co., LTD dated December 17, 2001. (23)

10.67	Amended Manufacturing Assembly Agreement between Registrant and Tai-Saw Technology Co., LTD dated December 20, 2001. (23)

10.68	Fourth Amendment to Credit and Security Agreement between Registrant and Wells Fargo Bank Minnesota, N.A. dated April 12, 2002. (24)

10.69	Fourth Amendment to Credit and Security Agreement between Registrant and Wells Fargo Business Credit, Inc. dated April 12, 2002. (24)

10.70	Promissory Note between the Company and David M. Kirk dated May 1, 2002. (24)

10.71	Amendment 1 dated June 1, 2002 to manufacturing and technical support agreement between Registrant and Morioka Seiko Instruments Inc. dated June 11, 2001. (25)

10.72
Product Agreement between Registrant and Tai-Saw Technology Co., LTD dated September 1, 2002. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. The text has been filed separately with the Commission. (25)

11.1	Computation of net income per share. (25)

23.1	Consent of Deloitte & Touche LLP, Independent Auditors. (25)

24.1	Power of Attorney. See page 32.

99.1	Certificate Pursuant to Section 906 of Sarbanes – Oxley Act of 2002 for CEO. (25)

99.2	Certificate Pursuant to Section 906 of Sarbanes – Oxley Act of 2002 for CFO. (25)

(1)	Previously filed as an exhibit to the Registration Statement on Form S-1, as amended (Registration No. 33-78040) and incorporated herein by reference.

(2)	Previously filed as an exhibit to the Annual Report on Form 10-K for the year ended August 31, 1994, and incorporated herein by reference.

(6)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended November 30, 1995, and incorporated herein by reference.

(9)	Previously filed as an exhibit to the Annual Report on Form 10-K for the year ended August 31, 1997, and incorporated herein by reference.

(10)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended May 31, 1998, and incorporated herein by reference.

(11)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended May 31, 1999, and incorporated herein by reference.

(12)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended November 30, 1999, and incorporated herein by reference.

(13)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended February 29, 2000, and incorporated herein by reference.

(14)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended May 31, 2000, and incorporated herein by reference.

(15)	Previously filed as an exhibit to the Form 8-K file December 29, 1994, and incorporated herein by reference.

(16)	Previously filed as an exhibit to the Form 8-K file December 19, 1996, and incorporated herein by reference.

(17)	Previously filed as an exhibit to the Annual Report on Form 10-K for the year ended August 31, 2000, and incorporated herein by reference.

(18)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended November 30, 2000, and incorporated herein by reference.

(19)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended February 28, 2001, and incorporated herein by reference.

(20)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended May 31, 2001, and incorporated herein by reference.

(21)	Previously filed as an exhibit to the Annual Report on Form 10-K for the year ended August 31, 2001, and incorporated herein by reference.

(22)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended November 30, 2001, and incorporated herein by reference.

(23)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended February 28, 2002, and incorporated herein by reference.

(24)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended May 31, 2002, and incorporated herein by reference.

(25)	Filed as an exhibit to this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, RF Monolithics, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 21st day of November, 2002.

RF MONOLITHICS, INC.

By:	/s/ DAVID KIRK
David Kirk President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Morton PLLC and David Kirk, respectively, his attorneys-in-fact for him in any and all capacities, to sign any amendments to this report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that the said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of RF Monolithics, Inc. and in the capacities indicated on the 21st day of November, 2002.

/s/ DAVID M. KIRK	/s/ CORNELIUS C. BOND, JR.
David M. Kirk CEO, President & Director	Cornelius C. Bond, Jr. Director

/s/ HARLEY E. BARNES III	/s/ DEAN C. CAMPBELL
Harley E. Barnes III CFO	Dean C. Campbell Director

/s/ MICHAEL R. BERNIQUE	/s/ FRANCIS J. HUGHES, JR.
Michael R. Bernique Chairman	Francis J. Hughes, Jr. Director

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, David M. Kirk, certify that:

1.	I have reviewed this annual report on Form 10-K of RF Monolithics, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and
c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 21, 2002	/s/ David M. Kirk
David M. Kirk Chief Executive Officer and President

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Harley E Barnes III, certify that:

1.	I have reviewed this annual report on Form 10-K of RF Monolithics, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

d)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

e)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and
f)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

c)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

d)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 21, 2002	/s/ Harley E. Barnes III
Harley E. Barnes III Chief Financial Officer

APPENDIX A

FINANCIAL STATEMENTS

RF MONOLITHICS, INC.

INDEX TO FINANCIAL STATEMENTS –
ITEM 8 OF FORM 10-K

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of RF Monolithics, Inc.:

We have audited the accompanying consolidated balance sheets of RF Monolithics, Inc. and subsidiary (collectively referred to as the Company) as of August 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended August 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas
October 14, 2002

RF MONOLITHICS, INC.
CONSOLIDATED BALANCE SHEETS
AUGUST 31, 2002 AND 2001
(In Thousands)

	2002	2001
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$273	$332
Trade receivables, less allowance of $200 and $260 in 2002 and 2001	7,374	8,305
Inventories	10,642	11,618
Prepaid expenses and other	429	787

Total current assets	18,718	21,042
PROPERTY AND EQUIPMENT—Net	11,353	16,748
OTHER ASSETS—Net	439	562

TOTAL	$30,510	$38,352

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long term debt	$3,600	$1,400
Capital lease obligations—current portion	—	57
Accounts payable	2,238	4,718
Accounts payable—construction and equipment	—	165
Accrued expenses and other current liabilities	1,603	2,029

Total current liabilities	7,441	8,369
LONG-TERM DEBT—Less current portion	2,844	9,927

OTHER LIABILITIES	216	—

STOCKHOLDERS’ EQUITY:
Preferred stock: $.001 par value, 5,000 shares authorized; 0 issued in 2002 and 2001	—	—
Common stock: $.001 par value, 20,000 shares authorized; 7,131 and 7,068 shares issued in 2002 and 2001, respectively	7	7
Additional paid-in capital	32,969	32,767
Common stock warrants	800	800
Treasury stock, 36 common shares at cost	(227)	(227)
Accumulated deficit	(13,209)	(12,767)
Unearned compensation	(331)	(524)

Total stockholders’ equity	20,009	20,056

TOTAL	$30,510	$38,352

See notes to consolidated financial statements.

RF MONOLITHICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED AUGUST 31, 2002, 2001, AND 2000
(In Thousands, Except Per-Share Amounts)

	2002	2001	2000
SALES	$43,254	$51,771	$47,256
COST OF SALES	32,636	45,597	43,250

GROSS PROFIT	10,618	6,174	4,006
OPERATING EXPENSES:
Research and development	3,133	3,852	4,700
Sales and marketing	4,777	5,748	6,047
General and administrative	2,835	3,184	3,546
Restructuring and impairment	229	1,399	—
Litigation	—	—	301

Total	10,974	14,183	14,594

LOSS FROM OPERATIONS	(356)	(8,009)	(10,588)

OTHER INCOME (EXPENSE):
Interest income	7	83	249
Interest expense	(1,106)	(1,557)	(866)
Other	32	(85)	(17)

Total	(1,067)	(1,559)	(634)

LOSS BEFORE INCOME TAXES	(1,423)	(9,568)	(11,222)
INCOME TAX (BENEFIT) EXPENSE	(981)	3,673	(3,614)

NET LOSS	$(442)	$(13,241)	$(7,608)

LOSS PER SHARE:
Basic	$(0.06)	$(1.97)	$(1.26)

Diluted	$(0.06)	$(1.97)	$(1.26)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	7,095	6,712	6,046

Diluted	7,095	6,712	6,046

See notes to consolidated financial statements.

RF MONOLITHICS, INC.
C ONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
YEARS ENDED AUGUST 31, 2002, 2001, AND 2000
(In Thousands)

	Common Stock		Additional Paid-in Capital	Stock Warrants		Treasury Stock	Retained Earnings (Deficit)	Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Equity Total	Comprehensive Income (Loss)
	Shares	Amount		Shares	Amount
BALANCE, SEPTEMBER 1, 1999	5,875	$6	$28,043	—	$—	$(227)	$8,082	$(405)	$—	$35,499	$709
Common stock issuances (Note 10):
Restricted Stock under the 1997 Equity Incentive Plan	10	—	79	—	—	—	—	(79)	—	—
Stock options exercised, including tax benefit	262	—	2,044	—	—	—	—	—	—	2,044
Employee Stock Purchase Plan	69	—	350	—	—	—	—	—	—	350
Forfeiture of restricted stock grants	(8)	—	(50)	—	—	—	—	50	—	—
Issuance of compensatory stock options	—	—	96	—	—	—	—	(96)	—	—
Amortization of unearned compensation	—	—	—	—	—	—	—	171	—	171
Change in unrealized loss on investments	—	—	—	—	—	—	—	—	(70)	(70)	(70)
Net loss	—	—	—	—	—	—	(7,608)	—	—	(7,608)	(7,608)

BALANCE, AUGUST 31, 2000	6,208	$6	$30,562	—	$—	$(227)	$474	$(359)	$(70)	$30,386	$(7,678)

Common stock issuances (Note 10):
Bank Equity Agreement	533	1	1,909	—	—	—	—	—	—	1,910
Restricted stock under the 1997 Equity Incentive Plan	121	—	406	—	—	—	—	(406)	—	—
Stock options exercised, including tax benefit	87	—	186	—	—	—	—	—	—	186
Employee Stock Purchase Plan	135	—	486	—	—	—	—	—	—	486
Forfeiture of restricted stock grants	(16)	—	(86)	—	—	—	—	86	—	—
Issuance of compensatory stock options	—	—	19	—	—	—	—	(19)	—	—
Common stock warrants issued:
With Bank Equity Agreement	—	—	(715)	533	715	—	—	—	—	—
With notes payable (Note 7)	—	—	—	30	85	—	—	—	—	85
Amortization of unearned compensation	—	—	—	—	—	—	—	174	—	174
Change in unrealized loss on investments	—	—	—	—	—	—	—	—	70	70	70
Net loss	—	—	—	—	—	—	(13,241)	—	—	(13,241)	(13,241)

BALANCE, AUGUST 31, 2001	7,068	$7	$32,767	563	$800	$(227)	$(12,767)	$(524)	$—	$20,056	$(13,171)

Common stock issuances (Note 10):
Restricted stock under the 1997 Equity Incentive Plan	9	—	37	—	—	—	—	(37)	—	—
Employee Stock Purchase Plan	60	—	161	—	—	—	—	—	—	161
Forfeiture of restricted stock grants	(6)	—	(25)	—	—	—	—	25	—	—
Issuance of compensatory stock options	—	—	29	—	—	—	—	(29)	—	—
Amortization of unearned compensation	—	—	—	—	—	—	—	234	—	234
Net loss	—	—	—	—	—	—	(442)	—	—	(442)	(442)

BALANCE, AUGUST 31, 2002	7,131	$7	$32,969	563	$800	$(227)	$(13,209)	$(331)	$—	$20,009	$(442)

See notes to consolidated financial statements.

RF MONOLITHICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED AUGUST 31, 2002, 2001, AND 2000
(In Thousands)

	2002	2001	2000
OPERATING ACTIVITIES:
Net loss	$(442)	$(13,241)	$(7,608)
Noncash items included in net loss:
Deferred income taxes	—	3,538	(2,891)
Depreciation and amortization	5,141	6,362	5,203
Provision for trade receivable allowance	100	(38)	(74)
Amortization of unearned compensation	234	174	171
Gain on disposal of property and equipment	(45)	(100)	(2)
Decrease in other assets	16	10	(201)

Net income (loss) adjusted for noncash transactions	5,004	(3,295)	(5,402)

Cash provided by (used in) operating working capital:
Trade receivables	831	1,601	1,047
Inventories	976	(442)	417
Prepaid expenses and other	358	324	97
Accounts payable	(2,480)	(884)	1,298
Accrued expenses and other liabilities	(210)	(259)	(56)
Income taxes payable/receivable	—	1,316	(462)

Net cash provided by (used in) operating working capital	(525)	1,656	2,341

Net cash provided by (used in) operating activities	4,479	(1,639)	(3,061)

INVESTING ACTIVITIES:
Purchase of short-term investments	—	(1,538)	(6,199)
Proceeds from sale of short-term investments	—	5,081	7,172
Acquisition of property and equipment	(77)	(9,247)	(1,536)
Proceeds from disposition of property and equipment	483	382	—

Net cash provided by (used in) investing activities	406	(5,322)	(563)

FINANCING ACTIVITIES:
Borrowings on notes payable	42,390	51,577	2,298
Repayments of notes payable	(47,273)	(47,148)	(505)
Repayments of capital lease obligations	(57)	(41)	(317)
Repayments of accounts payable—construction and equipment	(165)	(304)	(375)
Proceeds from common stock and warrants issued	161	2,667	2,393

Net cash provided by (used in) financing activities	(4,944)	6,751	3,494

DECREASE IN CASH AND CASH EQUIVALENTS	(59)	(210)	(130)
CASH AND CASH EQUIVALENTS:
Beginning of year	332	542	672

End of year	$273	$332	$542

SUPPLEMENTAL INFORMATION:
Interest paid	$716	$1,092	$745

Income taxes refunded	$(981)	$(1,268)	$(799)

See notes to consolidated financial statements.

RF MONOLITHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED AUGUST 31, 2002, 2001 AND 2000

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business - RF Monolithics, Inc. designs, develops, manufactures and markets a broad range of radio frequency (RF) component and module products in two areas: communications and low-power products. The Company’s products, which are based on surface acoustic wave (SAW) technology, address the growing requirements in the electronics markets for miniaturization, reduced power consumption, increased precision, and greater reliability and durability. These products are incorporated into application designs in five primary markets: the automotive, distribution, industrial, consumer and telecommunications markets, and are sold primarily in North America, Europe and Asia. The Company’s manufacturing operations are in Dallas, Texas and the Company has manufacturing agreements with two manufacturers in the Philippines, one manufacturer in Taiwan and one manufacturer in Japan. Generally, the core SAW device or die is produced in Dallas in a wafer fabrication process and shipped to the foreign manufacturers for assembly with other purchased components. The Company operates as one reportable segment since there is only one management organization and one set of financial statements for the Company taken as a whole.

Consolidated Financial Statements include the accounts of RF Monolithics, Inc. and its wholly owned subsidiary, RFM Export, Inc. This subsidiary was originally created to take advantage of tax laws regarding Foreign Sales Corporations. These laws expired in calendar year 2001 and thus caused the Company to dissolve the RFM Export, Inc. entity in February 2002.

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

Sales are recognized when products are shipped. That is the point at which legal title passes to the customer. The standard terms and conditions are FOB the Company’s factory. The Company permits the return of defective products and accepts limited amounts of product returns in other instances. Accordingly, the Company provides allowances for the estimated amounts of these returns at the time of revenue recognition.

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

Impairment of Long-lived Assets is evaluated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 121, “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of,” which requires an entity to review long-lived tangible and intangible assets for impairment and recognize a loss if expected future undiscounted cash flows are less than the carrying amount of the assets; such losses are measured as the difference between the carrying value and the estimated fair value of the assets. The estimated fair value is determined based on expected undiscounted future cash flows. See Note 16 regarding charges related to impairment of tangible assets. There were no impairment charges related to intangible assets.

Financial Instruments that potentially subject the Company to an interest and credit risk consist of cash and cash equivalents, accounts receivable, accounts payable and debt instruments, the carrying value of which are a reasonable estimate of their fair values due to their short maturities or variable interest rates.

Research and Development Costs are expensed as incurred. These costs do not include nonrecurring engineering costs related to contract technology development sales, which are included in cost of sales.

Deferred Income Taxes are provided under the asset and liability method for temporary differences in recognition of income and expense for tax and financial reporting purposes. Due to losses as well as the general economic environment, the Company maintains a full valuation allowance on its deferred tax assets.

Basic Earnings (Loss) per Share is computed by dividing the net earnings (loss) by the weighted average shares of common stock outstanding during the period. Diluted earnings (loss) per share is similar to basic earnings per share except that it is based on the weighted average number of common and potentially dilutive shares, from dilutive stock options and warrants to purchase common stock outstanding during each year. The dilutive effect of the options and warrants to purchase common stock are excluded from the computation of diluted net loss per share if their effect is antidilutive. The number of common stock equivalents excluded from the diluted net loss per share computation at August 31, 2002, 2001 and 2000 because they were antidilutive, were as follows:

	2002	2001	2000
Common stock options	1,782,800	1,612,287	1,450,463
Common stock warrants	563,332	563,332	—

Total	2,346,132	2,175,619	1,450,463

Stock-Based Compensation arising from stock option grants is accounted for by the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25. Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation, requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. As permitted by SFAS No. 123, the Company will continue to apply APB Opinion No. 25 to its stock-based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share (Note 10). Stock awards granted to consultants are accounted for by the fair value method under SFAS No.123.

New Accounting Standards – SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137 and 138, establishes standards for measuring, classifying and reporting all derivative financial instruments in the financial statements. The Company adopted SFAS

No. 133 on September 1, 2001. The Company currently does not use any derivative financial products and, as a result, there was no impact on the financial statements on implementing this standard.

In June 2001, SFAS No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”, was issued, which requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company will adopt SFAS No. 142 on September 1, 2002 and does not believe that the adoption of SFAS 142 will have a significant impact on its financial statements.

In August 2001, SFAS No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets”, was issued, which addresses the financial accounting and reporting for the impairment of long-lived assets. This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of a segment of a business. The Company will adopt SFAS No. 144 on September 1, 2002 and does not believe that the adoption of SFAS 144 will have a significant impact on its financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated With Exit or Disposal Activities” financial accounting and reporting for costs associated with exit or disposal activities. This statement nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No.146 is effective for exit or disposal activities initiated after December 31, 2002. The Company will adopt SFAS No. 146 on January 1, 2003, and does not believe that the adoption of SFAS No. 146 will have a significant impact on its financial statements.

2.	TRADE RECEIVABLES

Trade Receivables consist of the following (in thousands):

	2002	2001
Trade receivables	$7,520	$8,464
Other receivables	54	101
Allowance for trade receivables	(200)	(260)

Total	$7,374	$8,305

Allowance activity as follows (in thousands):

	2002	2001	2000
Beginning balance	$260	$420	$695
Provision for (reduction in) trade receivables	100	(38)	(74)
Write-offs	(160)	(122)	(201)

Ending balance	$200	$260	$420

3.	INVENTORIES

Inventories consist of the following (in thousands):

	2002	2001
Raw materials and supplies	$3,312	$4,761
Work in process	3,475	3,792
Finished goods	3,855	3,065

Total	$10,642	$11,618

4.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	2002	2001
Machinery and equipment	$31,917	$36,194
Equipment under capital leases	—	97
Construction in progress	28	157
Leasehold improvements	5,014	5,262
Computer software	2,351	2,561
Office furniture	406	405

Total	$39,716	$44,676

Less accumulated depreciation and amortization (including $15 in 2001 for capital leases)	28,363	27,928

Property and equipment – net	$11,353	$16,748

Construction in progress includes equipment and other fixed assets not yet placed in service.

5.	OTHER ASSETS

Other assets consist of the following (in thousands):

	2002	2001
Patents, less accumulated amortization of $635 and $528 in 2002 and 2001 respectively	$213	$291
Notes receivable – employees	122	136
Patent deposits	82	61
Other	22	74

Total	$439	$562

6.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrue expenses and other current liabilities consist of the following (in thousands):

	2002	2001
Accrued payroll and compensation, including accrued medical benefits	$784	$852
Other accrued expenses	819	1,177

Total	$1,603	$2,029

7.	NOTES PAYABLE

Notes payable at August 31, 2002 and 2001, consist of the following (in thousands):

	2002	2001
Note payable under $13,500 revolving credit line and $3,000 term note that expires on December 31, 2004, bearing interest at bank prime plus 2% (6.75% on August 31, 2002), collateralized by all the Company’s assets, net of unamortized discount of $35 and $64 at August 31,2002 and August 31, 2001 respectively.	$6,444	$11,327

Total	6,444	11,327
Less current portion	3,600	1,400

Long-term portion	$2,844	$9,927

Revolving Line of Credit and Term Note – On December 8, 2000, the Company entered into a Security and Loan Agreement (Agreement) consisting of (i) a revolving line-of-credit facility of up to $13,500,000, limited to the available borrowing base, which is based on the levels of eligible accounts receivable and inventory, as defined in the Agreement and (ii) a term note of $3,000,000.

At August 31, 2002 and 2001 the balance outstanding on the revolving line of credit was $5,063,000 and $8,826,000 respectively. The revolving credit facility borrowing base at August 31, 2002 had an additional $3,271,000 available to borrow. An additional $5,166,000 may become available under the revolving credit facility if the Company’s borrowing base were to increase sufficiently to support the increased borrowing.

At August 31, 2002 and 2001 the balances outstanding on the term note were $1,416,000 and $2,565,000 respectively. The term note requires monthly principal payments of $50,000 which began January 2001. The term note also requires additional principal payments equal to the appraised value of any equipment either being sold or moved to support the offshore manufacturing initiative since the equipment serves as collateral for the term note. In fiscal year 2002, $549,000 of the term note was paid in that manner.

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

The Agreement contains financial covenants relating to various matters, including but not limited to, minimum net worth, quarterly and monthly earnings, limitations on changes in corporate structure, and restrictions on dividends and capital spending. The Company was in compliance with all covenants as of August 31, 2002. Although the Company believes that it will be able to continue to meet the covenants, there is no assurance that this will occur. Should there be a covenant violation without a waiver or amendment, the maturity of the Company’s debt could be accelerated and other sources of cash would be needed. Scheduled installment payments and expected early repayments are as follows (in thousands):

Fiscal year ending August 31:
2003	$3,600
2004	2,000
2005 (Loan facilities terminate December 31, 2004)	879

Total credit facility installments	$6,479

8.	OTHER LIABILITIES

Other liabilities consist of the following (in thousands):

	2002	2001
Deferred equipment rental income	$216	$—

9.	LEASES AND OTHER COMMITMENTS

The Company has entered into non-cancelable operating lease agreements for its manufacturing facility and certain equipment. Rent expense under the operating leases in 2002, 2001, and 2000 was $704,000, $1,461,000, and $2,595,000, respectively. Minimum future rental commitments under the operating leases at August 31, 2002 are as follows (in thousands):

Operating Leases
Fiscal year ending August 31:
2003	$604
2004	26
2005	13

Total minimum payments	$643

The Company has contractual relationships with two manufacturers in the Philippines (Automated Technology (Phil.) Inc. and Cirtek Electronics Corporation), one manufacturer in Taiwan (Tai-Saw Technology Co., Ltd) and one manufacturer in Japan (Morioka Seiko Instruments, Inc., a division of Seiko Instruments, Inc.). The agreements with all four manufacturers call for the Company to commit to three months of activity in accordance with a three-month forecast submitted by the Company and accepted by the manufacturer. The contract value of the three-month commitment as of August 31, 2002 was approximately $3.5 million.

10.	CAPITAL STOCK

Preferred stock - Preferred stock of 5,000,000 shares with $.001 par value is authorized; none was issued at August 31, 2002 and 2001. Rights, preferences and other terms of the preferred stock will be determined by the Board of Directors at the time of issuance.

Common stock sales and grants – In April 2002, the Company granted 9,000 shares of restricted common stock under the 1997 Equity Incentive Plan (1997 Plan) to an executive employee of the Company. Based on a share price of $4.15 per share at the grant date, the Company recorded unearned compensation of $37,350. Vesting is over a two year period and contingent on Company performance goals related to revenue and income. Compensation expense related to this common stock grant was approximately $12,000 in 2002.

In August 2001, the Company granted 12,568 shares of restricted common stock under the 1997 Plan, valued at approximately $46,500 in exchange for consulting services to be performed over a twelve-month period under contracts with three individuals. If the services are not completed as stated under the consulting contracts the unvested shares revert back to the Company. This right expired on August 10, 2002. The Company recorded approximately $46,500 as unearned compensation at the date of grant. During 2002, two individuals terminated their consulting agreements with the Company and forfeited 1,216 shared of unvested restricted stock with a grant value of approximately $4,500. Compensation expense related to these common stock grants was approximately $42,000 in 2002.

In August 2001, the Company granted 8,000 shares of restricted common stock under the 1997 Plan to key employees of the Company. Based on a share price of $3.16 per share at the measurement date, the Company recorded unearned compensation of $25,280. The shares vest over a four year period and any unvested shares revert back to the Company. During 2002, certain employees who were originally granted 2,000 shares terminated their employment with the Company and forfeited 2,000 shares of unvested restricted stock. Compensation expense related to these common stock grants was approximately $5,000 in 2002.

In August 2001, the Company granted 74,000 shares of restricted common stock under the 1997 Plan to executive employees of the Company. Based on a share price of $3.16 per share at the grant date, the Company recorded unearned compensation of $233,840. The vesting period is quarterly over a two year period and is contingent on Company performance goals related to revenue and income. Compensation expense related to these common stock grants was approximately $82,000 in 2002.

In December 2000, the Company sold 533,332 unregistered shares of common stock to a group of investors for $2,000,000 ($3.75 per share), net of expenses of $90,000. Two of the investors are members of the Company’s board of directors. These two board members purchased 56,666 shares under the same terms and conditions as the other investors in the placement. The 56,666 shares were charged against shares authorized for issuance under the 1997 Plan at the $3.75 per share price. The stock purchase agreement called for certain restrictions on the sale or further acquisition of stock by the investors, as well as the right to require registration in the future. The proceeds of the sale of this stock will be used to support the operations of the Company. Attached to the common stock were warrants to purchase 533,332 shares of the Company’s common stock at an exercise price of $7.50 per share and are exercisable for three years from the date of grant. The Company determined the value of the warrants to be $715,000 based on the Black-Scholes model.

In December 2000, the Company granted 26,000 shares of restricted common stock under the 1997 Plan to key employees of the Company. Based on a share price of $3.875 per share at the measurement date, the Company recorded unearned compensation of $100,750. The shares vest over a four year period and any unvested shares revert back to the Company. During 2002 and 2001, certain employees who were originally granted 2,000 and 5,000 shares respectively, terminated their employment with the Company and forfeited 1,500 and 5,000 shares of unvested restricted stock in 2002 and 2001 respectively. Compensation expense related to these common stock grants was approximately $19,000 and $14,000 in 2002 and 2001, respectively.

In January 2000, the Company granted 10,400 shares of restricted common stock under the 1997 Plan to consultants of the Company. Based on a share price of $7.56 per share the Company recorded unearned compensation of $78,650. The shares vest over a four year period and any unvested shares revert back to the Company. During 2000, one consultant who was originally granted 2,400 shares completed his contract with the Company. The Company allowed this consultant to retain all rights in the previously unvested shares and revalued the unvested portion of these shares. Compensation expense related to these common stock grants was approximately $15,000, $15,000 and $26,000 in 2002, 2001 and 2000, respectively.

In April 1999, the Company granted 73,700 shares of its restricted common stock under the 1997 Plan to key employees of the Company. Based on a share price of $6.06 per share at the measurement date, the Company recorded unearned compensation of $446,800. The shares vest over a four year period and any unvested shares revert back to the Company. During 2002 and 2001, certain employees who were originally granted 2,800 and 21,900 shares, respectively, terminated their employment with the Company and forfeited 1,400 and 13,925 shares of unvested restricted stock in 2002 and 2001, respectively. Compensation expense related to these common stock grants was approximately $48,000, $64,000 and $124,000 in 2002, 2001 and 2000, respectively.

In January 1995 the Company granted 51,700 shares of restricted common stock under the 1997 Plan to key employees of the Company. Based on a share price of $7.00 per share at the measurement date, the Company recorded unearned compensation of $361,900. The shares vest over a four year period and any unvested shares revert back to the Company. Compensation expense related to these common stock grants was approximately $16,000 in 2000.

All restricted stock granted by the Company has been issued from the 1997 Plan. The grants are considered issued stock when granted and presented to the grantee as vesting occurs. The Company records unearned compensation based on the share price on the date of the grant and expenses that amount over the vesting period. The Company has recognized compensation expense related to restricted stock grants of approximately $223,000, $93,000 and $166,000 in fiscal 2002, 2001 and 2000 respectively. A summary of the 1997 Plan restricted stock activity and unvested balance follows (amounts are shares of stock):

	2002	2001	2000
Unvested at beginning of year	139,268	50,975	70,100
Granted	9,000	177,234	10,400
Vested	(26,752)	(73,016)	(21,050)
Forfeited	(6,116)	(15,925)	(8,475)

Unvested at end of year	115,400	139,268	50,975

Stock Options – Under the terms of the 1999 Equity Incentive Plan (1999 Plan), options to purchase common stock and stock bonuses and rights to purchase restricted stock may be granted to non-officer employees at the discretion of the board of directors and subject to certain restrictions. The Company initially authorized for grant 200,000 shares of common stock, and in fiscal 2000 and 2001, increased this amount to 401,200 and 701,200, respectively. Generally, one forty-eighth of the shares optioned become exercisable each month beginning the first day of the month following the date of grant. The exercise price of each option equals the market price of the Company’s stock on the date of grant and the options expire ten years after the date of grant. At August 31, 2002, there are 624,063 options outstanding and 65,067 options available for grant under this plan. A summary of the activity for the 1999 Plan follows:

	2002		2001		2000
	Shares	Weighted-average Exercise Price	Shares	Weighted-average Exercise Price	Shares	Weighted-average Exercise Price
Outstanding at beginning of year	592,141	$5.1492	341,444	$7.2014	115,055	$6.2113
Granted	106,500	$3.3623	359,000	$3.6140	304,200	$7.5428
Exercised	—	—	(328)	$5.4333	(10,256)	$7.0652
Expired	(74,578)	$5.9375	(107,975)	$6.5335	(67,555)	$7.0735

Outstanding at end of year	624,063	$4.7501	592,141	$5.1492	341,444	$7.2014

Options exercisable at year-end	272,650	$5.5385	156,241	$6.4263	67,262	$6.9539

Under the terms of the 1997 Plan, the Company has authorized for grant 1,675,000 shares of common stock. The number of shares authorized for grant was increased by 200,000 shares in fiscal 2000 and in fiscal 2001 and 100,000 shares in fiscal 2002. Under terms of the 1997 Plan, nonqualified and incentive options to purchase common stock, and stock bonuses and rights to purchase restricted stock may be granted to key employees, directors or consultants at the discretion of the board of directors and subject to certain restrictions. Generally, one forty-eighth of the shares optioned become exercisable each month beginning the first day of the month following the date of grant. The exercise price of each option equals the market price of the Company’s stock on the date of grant and the options expire ten years after the date of grant. At August 31, 2002, there are 969,928 options outstanding and 168,603 options available for grant under this plan. The summary of stock option activity (excluding restricted stock) for the 1997 Plan follows:

	2002		2001		2000
	Shares	Weighted-average Exercise Price	Shares	Weighted-average Exercise Price	Shares	Weighted-average Exercise Price
Outstanding at beginning of year	846,728	$7.9712	856,458	$9.0586	853,058	$9.1878
Granted	149,000	$2.6574	191,000	$4.7363	258,500	$9.1971
Exercised	0	$0	(1,000)	$4.3750	(150,451)	$12.7908
Expired	(25,800)	$7.0882	(199,730)	$9.5444	(104,649)	$11.1288

Outstanding at end of year	969,928	$7.1784	846,728	$7.9712	856,458	$9.0586

Options exercisable at year-end	606,431	$8.2257	436,452	$8.6963	374,517	$8.9575

Under terms of the 1986 Stock Option Plan (1986 Plan), nonqualified options to purchase common stock may be granted to key employees and consultants at the discretion of the board of directors, subject to certain restrictions. Generally, one forty-eighth of the shares optioned become exercisable each month beginning the first day of the month following the date of grant. The exercise price of each option equals the market price of the Company’s stock on the date of grant and the options expire ten years after the date of grant. The Company has authorized a total of 712,501 shares of common stock for issuance under the 1986 Plan. At August 31, 2002, there are 20,041 options outstanding and 23,605 options available for grant under this plan. A summary of the activity for the 1986 Plan is as follows:

	2002		2001		2000
	Shares	Weighted-average Exercise Price	Shares	Weighted-average Exercise Price	Shares	Weighted-average Exercise Price
Outstanding at beginning of year	22,650	$5.3247	111,283	$2.1292	214,036	$1.6899
Granted	—	—	—	—	—	—
Exercised	(41)	$0.6000	(85,981)	$1.1332	(101,491)	$1.1742
Expired	(2,568)	$6.0426	(2,652)	$7.1283	(1,262)	$4.4290

Outstanding at end of year	20,041	$5.2424	22,650	$5.3247	111,283	$2.1292

Options exercisable at year-end	19,735	$5.2055	21,120	$5.1581	108,529	$1.9897

Under the terms of the Non-Employee Director Stock Option Plan (Director Plan), options to purchase common stock may be granted every January 1 to each director who is not an officer of the Company. One-fourth of the shares optioned become exercisable on the first anniversary of the date of grant and one forty-eighth of the shares optioned become exercisable each month thereafter, with all options fully exercisable four years after the date of grant. The exercise price of each option equals the market price of the Company’s stock on the date of grant and the options expire ten years after the date of grant. The Company has authorized a total of 275,000 shares of common stock for issuance under the Director Plan. At August 31, 2002, there are 168,768 options outstanding and 99,000 options available for grants. A summary of the activity for the Director Plan is as follows:

	2002		2001		2000
	Shares	Weighted-average Exercise Price	Shares	Weighted-average Exercise Price	Shares	Weighted-average Exercise Price
Outstanding at beginning of year	150,768	$9.3129	141,278	$10.7939	131,768	$12.0362
Granted	18,000	$3.2600	18,000	$4.8750	22,500	$6.1250
Exercised	—	—	—	—	—	—
Expired	—	—	(8,510)	$24.5116	(12,990)	$15.3095

Outstanding at end of year	168,768	$8.6673	150,768	$9.3129	141,278	$10.7939

Options exercisable at year-end	131,643	$9.8348	113,590	$10.2180	102,570	$11.1944

The following table summarizes information about stock options outstanding at August 31, 2002 for all four plans:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 8/31/02	Weighted-average Remaining Contractual Life	Weighted-average Exercise Price	Number Exercisable at 8/31/02	Weighted-average Exercise Price
$ 1.5000 to $ 3.9500	555,500	8.24 years	$3.13	159,306	$3.12
$ 4.1500 to $ 7.5000	726,692	8.07 years	$6.30	459,118	$6.28
$ 7.5625 to $11.3750	340,108	6.66 years	$9.80	276,463	$9.76
$12.1250 to $27.0625	160,500	7.05 years	$13.32	135,572	$13.48

Totals	1,782,800			1,030,459

Equity Compensation Plan Information – The following table summarizes the Company’s equity compensation plans as of August 31, 2002:

		(a)	(b)	(c)
	Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	Equity compensation plans approved by security holders	1,158,737	$7.36	291,208
*	Equity compensation plans not approved by security holders	624,063	$4.75	65,067

	Total	1,782,800	$6.45	356,275

*
The 1999 Incentive Stock Option Plan excludes any participation by Company officers or directors, except that certain officers may receive awards that are an inducement to entering into an employment agreement with the Company. Its activity does not require approval by security holders.

Employee Stock Purchase Plan – In 1994, the Company adopted an employee stock purchase plan (the “Purchase Plan”). In connection with the adoption of the Purchase Plan, the Company initially reserved 175,000 shares of its common stock. During January 1998, 2000 and 2002, the Company increased the number of shares available under the plan to 350,000, 525,000 and 725,000 shares of common stock, respectively. Under terms of the Purchase Plan, rights to purchase common stock may be granted to eligible employees at the discretion of the board of directors, subject to certain restrictions. The Purchase Plan enables eligible employees of the Company to purchase shares of common stock at not less than 85% of the fair market value of the common stock at the determination date through payroll withholding. A summary of the activity for the employee stock purchase plan is as follows:

	Shares	Purchase Proceeds
Purchases:
As of September 1, 1997	92,464	$530,917
1998	117,117	827,666
1999	60,178	485,524
2000	68,653	350,130
2001	135,293	486,040
2002	60,273	160,869

Total	533,978	$2,841,146

Common Shares reserved at August 31, 2002, for possible future conversion or issuance are as follows:

Options granted:
1999 Plan	624,063
1997 Plan	969,928
1986 Plan	20,041
Director Plan	168,768

Total shares contingently issuable	1,782,800

Options and purchase rights available for grants:
1999 Plan	65,067
1997 Plan	168,603
1986 Plan	23,605
Director Plan	99,000
Purchase Plan	191,022

Total	547,297

Total common shares reserved	2,330,097

Stock-Based Compensation – The Company applies APB Opinion No. 25 and related Interpretations in accounting for its stock option plans. No compensation cost (generally measured as the excess, if any, of the quoted market price of the common stock at the date of the grant over the amount an employee must pay to acquire the common stock) has been recognized for the Company’s employee and director stock option plans. SFAS No. 123 prescribes a method to record compensation cost for stock-based employee compensation plans at fair value, but allowed disclosure as an alternative. Pro forma disclosures as if the Company had adopted the cost recognition requirements under SFAS No. 123 are presented below. The pro forma compensation cost may not be representative of that expected in future years.

	Years Ended
	2002	2001	2000
Net loss (in thousands):
As reported	$(442)	$(13,241)	$(7,608)
Pro forma	$(1,802)	$(15,048)	$(8,774)
Loss per share—diluted:
As reported	$(0.06)	$(1.97)	$(1.26)
Pro forma	$(0.25)	$(2.24)	$(1.45)
Stock options granted (shares)	273,500	568,000	585,200
Weighted average exercise price—options	$2.97	$4.03	$8.22
Weighted average grant-date fair value
of options granted in year	$2.12	$2.90	$5.49

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended August 31,
	2002	2001	2000
Expected dividend yield	0	0	0
Risk-free interest rate	3.6%	4.8%	5.0%
Expected life of options (years)	6.0 yrs.	6.0 yrs.	6.0 yrs.
Assumed volatility	81%	80%	70%

Stock Options for Employees Converting to Consultants – During the fourth quarter of 2000, two employees of the Company terminated employment and entered into consulting agreements to perform certain activities. The Company recorded $52,000 of unearned compensation relating to the unvested portion of stock options held by these employees. The options were revalued on the Black-Scholes model in the second quarter of 2001 and the unearned compensation was reduced by approximately $16,000. Compensation expense for the vesting options was approximately $31,000 and $5,000 in 2001 and 2000 respectively.

Stock Options for Consultants – In November 2001, the Company granted options to purchase 5,000 shares of its common stock to a consultant for services to be rendered to the Company. The options have an exercise price of $2.01 and are exercisable for a term of four years from the date of grant. The options vest 1/48 per month over the four year period. The Company recognized compensation expense related to these options of approximately $1,600 in 2002.

In December 2000, the Company granted options to purchase 8,000 shares of its common stock to two consultants for services to be rendered to the Company. The options have exercise prices of $3.87 and $3.81 and are exercisable for a term of four years from the date of grant. The options vest 1/48 per month over the four year period. In July 2001, one of the consultants became employed by the Company. The fair market value of the stock on the date of conversion was lower then the exercise price, therefore no compensation expense was recognized on change in status. The Company recognized compensation expense related to these options of approximately $2,000 and $2,700 in 2002 and 2001, respectively.

In September 2000, the Company granted options to purchase 20,000 shares of its common stock to four consultants for services to be rendered to the Company. The options have an exercise price of $6.625 and are exercisable for a term of four years from the date of grant. The options vest 1/48 per month over the four year period. The Company recognized compensation expense related to these options of approximately $7,400 and $7,300 in 2002 and 2001 respectively.

In February 2000, the Company granted options to purchase 2,400 shares of its common stock to a consultant. The options were originally valued at approximately $44,500 under the Black-Scholes model and scheduled to vest 1/48 per month over a four year period. In September 2000, the consultant terminated the consulting contract with the Company for which the options were granted. Pursuant to the termination agreement, the Company accelerated the vesting of the options, made all options exercisable on the date of termination of the contract and recorded compensation expense of approximately $40,000.

Stockholder Rights Plan – In December 1994, the Company adopted a stockholder rights plan. In connection with the adoption of such plan, the Company reserved 250,000 shares of its Series A Junior Participating Preferred Stock, $.001 par value, and declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of common stock, par value $.001 per share (the “Common Shares”), of the Company. The dividend of 4,965,847 Rights was issued to the stockholders of record on January 16, 1995. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $.001 per share (the “Preferred Shares”), at a price of $74.40 per one one-hundredth of a Preferred Share, subject to adjustment. The Rights become exercisable on the earlier of the tenth day after the public announcement of acquisition by a person or group of persons, not including an exempt person as defined by the stockholder rights plan, of 15% or more of the Company’s common shares outstanding or the tenth business day after the date of first public announcement of the intention of a person or group of persons to commence a tender or exchange offer to acquire 15% or more of the Company’s common shares outstanding. When issued, the Preferred Shares have dividend and voting rights that are defined in the Rights plan. The Rights may be redeemed by the Company at a redemption price of $.01 per Right in accordance with the Rights plan, and the Rights expire on December 20, 2004.

11.	EXPORT SALES

Export sales to foreign markets are as follows (in thousands):

	2002		2001		2000
	Sales	As a Percentage of Total Revenue	Sales	As a Percentage of Total Revenue	Sales	As a Percentage of Total Revenue
Export sales:
France	$2,940	6.8%	$3,966	7.7%	$6,279	13.3%
Germany	2,689	6.2%	4,143	8.0%	5,275	11.2%
Other European	8,378	19.4%	8,662	16.7%	6,094	12.9%
Asia	6,386	14.8%	7,423	14.3%	8,793	18.6%
Other	2,134	4.9%	2,499	4.8%	2,820	6.0%

Total export sales	$22,527	52.1%	$26,693	51.5%	$29,261	61.9%

There are no assets separately identified with foreign sales, and the profitability of such sales is similar to that of domestic sales.

12.	CONCENTRATION OF CREDIT RISK

Only one customer had 10% or more of the total accounts receivable and /or sales for fiscal 2002 and 2001. This customer was 14% and 11% of the trade receivables at August 31, 2002 and 2001, respectively. Sales to this customer were 11% and 11% of total sales in fiscal 2002 and 2001, respectively.

In fiscal 2002, the balance of trade accounts payable at August 31, 2002 included of one vendor that represented more than 10% of the total. That vendor had 38% of the total accounts payable balance. Purchases from only one vendor represented more than 10% of total cost of sales for fiscal 2002. The purchases from that vendor, as a percentage of total cost of sales, were 20%. In fiscal 2001, the balance of trade accounts payable at August 31, 2001 included two vendors that represented more than 10% of the total. The two vendors had 15% and 10% of the total accounts payable balance. Purchases from only one vendor represented more than 10% of total cost of sales for fiscal 2001. The purchases from that vendor as a percentage of total cost of sales were 12%.

13.	INCOME TAXES

The tax effects of significant items comprising the Company’s net deferred income taxes as of August 31, 2002 and 2001, are as follows (in thousands):

	2002	2001
Net operating losses	$5,379	$5,496
Accruals and valuation allowances not currently deductible	620	786
Inventory costs capitalized for tax purposes Tax credit carry forwards	70 735	88 878
Less: Valuation allowance	(6,804)	(7,248)

Total deferred income tax benefit	$—	$—

The resulting income tax expense (benefit) is shown below (in thousands):

	2002	2001	2000
Current – federal	$(1,001)	$101	$(752)
Current – state	20	34	29
Deferred	0	3,538	(2,891)

Total income tax expense (benefit)	$(981)	$3,673	$(3,614)

A reconciliation between income taxes computed at the federal statutory rate and income tax expense is shown below (in thousands):

	2002	2001	2000
Income taxes computed at federal statutory rate	$(484)	$(3,253)	$(3,817)
State income tax expense – net of federal income tax benefit	20	22	19
Expenses not deductible for tax purposes	11	13	11
Change in valuation allowance	(444)	6,898	350
Other	(84)	(7)	(177)

Total income tax expense (benefit)	$(981)	$3,673	$(3,614)

As a result of the enactment of the Job Creation and Worker Assistance Act in March 2002, the Company was able to carry back some of its tax loss for the year ended August 31, 2001, and recover previously paid regular and alternative minimum taxes of approximately $1,000,000. This refund is classified as current benefit in the third quarter of 2002 due to the full valuation allowance, which was established in 2001. Due to losses as well as the general economic environment, the Company continues to maintain a full valuation allowance on its deferred tax assets. The Company retains the tax benefits involved and will realize the benefits in future periods to the extent the Company is profitable. As of August 31, 2002, the Company has income tax carry forwards of $15,821,716, $122,365, $576,911 and $35,341 related to net operating losses, alternative minimum federal income tax benefits, general business credits and foreign tax credits, respectively, available to reduce future federal income tax liabilities. The net operating loss carryforward begins to expire August 31, 2020.

14.	EMPLOYEE BENEFIT PLAN

The Company has a profit sharing plan under Section 401(k) of the Internal Revenue Code, which covers substantially all employees. The Company may match employee contributions at a rate determined by the board of directors. Matching cash contributions of approximately $88,000 and $120,000 were made in 2002 and 2001, respectively. No matching contributions were made in 2000.

15.	LITIGATION

The Company is from time to time involved in routine litigation incidental to the conduct of its business. Currently, there is no litigation pending.

Litigation the Company had been involved in with Akom Technologies, Inc. and Raytheon Company was settled in the first quarter of fiscal 2001 and the impact on earnings was included in the computation of litigation expense in the fourth quarter results of fiscal 2000.

16.	RESTRUCTURING AND IMPAIRMENT

In the fourth quarter of fiscal 2002, the Company recorded an impairment expense of approximately $229,000. The expense is a fixed asset impairment charge to write down or write off specific fixed assets that were determined at that time to be of no further use.

In the fourth quarter of fiscal 2001, the Company recorded restructuring and impairment expense of approximately $1.4 million. The expense consisted of a fixed asset impairment charge of $1.0 million which was taken to write down or write off specific fixed assets that are no longer required due to the move of certain manufacturing lines overseas. Also, a restructuring charge and accrual was recorded for severance costs of approximately $399,000. The Company’s restructuring plan reduced its employee workforce by 238 during the fourth quarter of fiscal year 2001 and first quarter of fiscal year 2002. This reduction occurred mostly in the manufacturing and manufacturing support departments of those operations moving overseas. Communication of workforce reduction plans occurred prior to August 31, 2001.

The following represents a reconciliation of the restructuring accrual for severance costs, which is included in Accrued expenses and other current liabilities in the accompanying financial statements (in thousands):

	Year Ended August 31, 2002	Year Ended August 31, 2001
Beginning balance	$352	$—
Accrual for restructuring costs	—	399
Severance payments to employees	(352)	(47)

Ending balance	$0	$352

17.    QUARTERLY INFORMATION (UNAUDITED)

 Selected unaudited quarterly financial data is as follows (in thousands, except per-share amounts):

	Fiscal 2002 Quarter Ended				Fiscal 2001 Quarter Ended
	Nov. 30	Feb. 28	May 31	Aug. 31	Nov. 30	Feb. 28	May 31	Aug. 31
Sales	$11,680	$9,850	$10,439	$11,285	$12,181	$11,981	$15,094	$12,515
Cost of sales	9,201	7,530	7,873	8,032	10,826	10,623	12,279	11,869

Gross profit	2,479	2,320	2,566	3,253	1,355	1,358	2,815	646
Operating expenses:
Research and development	740	749	805	839	1,001	1,121	886	844
Sales and marketing	1,181	1,144	1,222	1,230	1,417	1,538	1,508	1,285
General and administrative	730	700	660	745	709	864	844	767
Restructuring & impairment	—	—	—	229	—	—	—	1,399

Total	2,651	2,593	2,687	3,043	3,127	3,523	3,238	4,295

Income (loss) from operations	(172)	(273)	(121)	210	(1,772)	(2,165)	(423)	(3,649)
Other expense, net	(393)	(269)	(247)	(158)	(277)	(329)	(399)	(554)

Income (loss) before income taxes	(565)	(542)	(368)	52	(2,049)	(2,494)	(822)	(4,203)
Income tax expense (benefit)	—	—	(991)	10	(717)	(873)	(288)	5,551

Net income (loss)	$(565)	$(542)	$623	$42	$(1,332)	$(1,621)	$(534)	$(9,754)

Earnings per share:
Basic	$(0.08)	$(0.08)	$0.09	$0.01	$(0.21)	$(0.24)	$(0.08)	$(1.40)

Diluted	$(0.08)	$(0.08)	$0.09	$0.01	$(0.21)	$(0.24)	$(0.08)	$(1.40)

Weighted average common
shares outstanding:
Basic	7,068	7,086	7,103	7,124	6,207	6,834	6,857	6,948

Diluted	7,068	7,086	7,169	7,188	6,207	6,834	6,857	6,948

******

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Registrant. (2)

3.2	Bylaws of Registrant. (2)

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Specimen Stock Certificate. (2)

4.3	Rights Agreement dated as of December 20, 1994. (15)

4.4	First Amendment to Rights Agreement dated August 14, 1996. (16)

4.5	Second Amendment to Rights Agreement dated December 11, 2000. (18)

4.6	Form of Unit Subscription Agreement for Common Stock and Warrants between the Registrant and certain investors dated December 11, 2000. (19)

4.7	Form of Common Stock Purchase Warrant between Registrant and certain investors. (19)

4.8	Form of Registration Rights Agreement between Registrant and certain investors dated December 11, 2000. (19)

10.1	Form of Indemnity Agreement entered into by the Registrant and each of its officers and directors. (1)

10.4	1986 Incentive Stock Option Plan, as amended and related grant forms. (1)

10.5	1986 Supplemental Stock Option Plan, as amended and related grant forms. (1)

10.6	Form of Employee Stock Purchase Plan. (1)

10.7	Form of Employee Stock Purchase Plan Offering. (1)

10.8	Non-Employee Director’s Stock Option Plan. (2)

10.9	Form of Non-Employee Director’s Stock Option. (1)

10.10	Lease Agreement between the Registrant and Jeff Yassai. (2)

10.11	Lease Agreement between the Registrant and JFC Growth Fund, Ltd. (2)

10.18	Form of Restrictive Stock Bonus Agreement to be entered November 30, 1995. (6)

10.23	Form of Change of Control Agreement for certain officers. (9)

10.25	Form of Restricted Stock Bonus Agreement. (11)

10.26	1999 Equity Incentive Plan. (11)

10.27	Form of Notice of Grant of Stock Options and Grant Agreement. (11)

10.28	Promissory Note between the Company and James P. Farley dated November 30, 1999. (12)

10.29	Promissory Note between the Company and Darrell Ash dated November 30, 1999. (12)

10.39	Consulting Agreement between the Company and Tom Garrett dated June 28, 2000. (17)

10.40	Promissory Note, dated May 12, 1999, in the principal amount of $19,500.00, executed and delivered by RF Monolithics, Inc. to David Kirk. (17)

10.41	Consulting Agreement between the Company and Michael Bernique dated June 23, 1999. (17)

10.42	Credit and Security Agreement between Registrant and Wells Fargo Business Credit, Inc. dated as of December 8, 2000. (19)

10.43	Revolving Note between Registrant and Wells Fargo Business Credit, Inc. dated as of December 8, 2000. (19)

10.44	Term Note between Registrant and Wells Fargo Business Credit, Inc. dated as of December 8, 2000. (19)

10.45	Registration Rights Agreement between Registrant and Wells Fargo Business Credit, Inc. dated as of December 8, 2000. (19)

1

10.46	Warrant Agreement between Registrant and Wells Fargo Business Credit, Inc. dated as of December 8, 2000. (19)

10.47	Credit Agreement between Registrant and Wells Fargo Bank Minnesota, N.A. dated as of December 8, 2000. (19)

10.48	Revolving Note between Registrant and Wells Fargo Bank Minnesota, N.A. dated as of December 8, 2000. (19)

10.49	Export-Import Bank of the United States Working Capital Guarantee Program Borrower’s Agreement dated as December 8, 2000. (19)

10.50	Promissory Note, dated January 29, 2001, in the principle amount of $41,768.74, executed and delivered by RF Monolithics, Inc. to David T. Somerville.(19)

10.51	Manufacturing Agreement between Registrant and Automated Technology (Phil.) Inc. Electronics Corporation dated February 22, 2001. (20)

10.52	Manufacturing Agreement between Registrant and Cirtek Electronics Corporation dated March 23, 2001. (20)

10.53	First Amendment to Credit and Security Agreement between Registrant and Wells Fargo Business Credit, Inc. dated March 30, 2001. (20)

10.54	First Amendment to Credit and Security Agreement between Registrant and Wells Fargo Bank Minnesota, N.A. dated March 30, 2001. (20)

10.55	Amendment 1 to manufacturing agreement between Registrant and Cirtek Electronics Corporation dated June 1, 2001. (20)

10.56	Manufacturing and Technical Support Agreement between Registrant and Morioka Seiko Instruments Inc. dated June 11, 2001. (20)

10.57	Second Amendment to Credit and Security Agreement between Registrant and Wells Fargo Business Credit, Inc. dated August 23, 2001. (21)

10.58	Second Amendment to Credit and Security Agreement between Registrant and Wells Fargo Bank Minnesota, N.A. dated August 23, 2001. (21)

10.59	Amendment 1 to manufacturing agreement between Registrant and Automated Technology (Phil.) Inc. Electronics Corporation dated July 19, 2001. (21)

10.60	Amendment 2 dated October 1, 2001 to Manufacturing Agreement between Registrant and Cirtek Electronics Corporation dated March 23, 2001. (22)

10.61	Third Amendment dated November 29, 2001 to Credit and Security Agreement between Registrant and Wells Fargo Bank Minnesota, N.A. dated Dec. 8, 2000. (22)

10.62	Third Amendment dated November 29, 2001 to Credit and Security Agreement between Registrant and Wells Fargo Business Credit, Inc. dated Dec. 8, 2000. (22)

10.63	Manufacturing Agreement between Registrant and Tai-Saw Technology Co., Ltd. dated October 12, 2001. (22)

10.64	Amendment 1 dated October 13, 2001 to Manufacturing Agreement between Registrant and Tai-Saw Technology Co., Ltd. dated October 12, 2001. (22)

10.65	Manufacturing Assembly Agreement between Registrant and Tai-Saw Technology Co., Ltd. dated October 31, 2001. (22)

10.66	Equipment Lease Agreement between Registrant and Tai-Saw Technology Co., LTD dated December 17, 2001. (23)

10.67	Amended Manufacturing Assembly Agreement between Registrant and Tai-Saw Technology Co., LTD dated December 20, 2001. (23)

10.68	Fourth Amendment to Credit and Security Agreement between Registrant and Wells Fargo Bank Minnesota, N.A. dated April 12, 2002. (24)

10.69	Fourth Amendment to Credit and Security Agreement between Registrant and Wells Fargo Business Credit, Inc. dated April 12, 2002. (24)

10.70	Promissory Note between the Company and David M. Kirk dated May 1, 2002. (24)

10.71	Amendment 1 dated June 1, 2002 to manufacturing and technical support agreement between Registrant and Morioka Seiko Instruments Inc. dated June 11, 2001. (25)

2

10.72
Product Agreement between Registrant and Tai-Saw Technology Co., LTD dated September 1, 2002. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. The text has been filed separately with the
Commission. (25)

11.1	Computation of net income per share. (25)

23.1	Consent of Deloitte & Touche LLP, Independent Auditors. (25)

24.1	Power of Attorney. See page 32.

99.1	Certificate Pursuant to Section 906 of Sarbanes – Oxley Act of 2002 for CEO. (25)

99.2	Certificate Pursuant to Section 906 of Sarbanes – Oxley Act of 2002 for CFO. (25)

(1)	Previously filed as an exhibit to the Registration Statement on Form S-1, as amended (Registration No. 33-78040) and incorporated herein by reference.

(2)	Previously filed as an exhibit to the Annual Report on Form 10-K for the year ended August 31, 1994, and incorporated herein by reference.

(6)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended November 30, 1995, and incorporated herein by reference.

(9)	Previously filed as an exhibit to the Annual Report on Form 10-K for the year ended August 31, 1997, and incorporated herein by reference.

(10)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended May 31, 1998, and incorporated herein by reference.

(11)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended May 31, 1999, and incorporated herein by reference.

(12)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended November 30, 1999, and incorporated herein by reference.

(13)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended February 29, 2000, and incorporated herein by reference.

(14)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended May 31, 2000, and incorporated herein by reference.

(15)	Previously filed as an exhibit to the Form 8-K file December 29, 1994, and incorporated herein by reference.

(16)	Previously filed as an exhibit to the Form 8-K file December 19, 1996, and incorporated herein by reference.

(17)	Previously filed as an exhibit to the Annual Report on Form 10-K for the year ended August 31, 2000, and incorporated herein by reference.

(18)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended November 30, 2000, and incorporated herein by reference.

(19)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended February 28, 2001, and incorporated herein by reference.

(20)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended May 31, 2001, and incorporated herein by reference.

(21)	Previously filed as an exhibit to the Annual Report on Form 10-K for the year ended August 31, 2001, and incorporated herein by reference.

(22)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended November 30, 2001, and incorporated herein by reference.

3

(23)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended February 28, 2002, and incorporated herein by reference.

(24)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended May 31, 2002, and incorporated herein by reference.

(25)	Filed as an exhibit to this Annual Report on Form 10-K.

4