Form 10-Q
period 2002-11-30
RF MONOLITHICS INC /DE/
filed 2003-01-14
CIK 922204

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2002

Commission File No. 0-24414

RF Monolithics, Inc.
(Exact name of registrant as specified in its charter)

Delaware	75-1638027
(State or other jurisdiction of	(I.R.S. Employer
incorporation of organization)	Identification)

4347 Sigma Road, Dallas, Texas	75244
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (972) 233-2903

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes    ☐  No

As of December 31, 2002: 7,131,869 shares of the Registrant’s Common Stock, $.001 par value, were outstanding.

RF MONOLITHICS, INC.

FORM 10-Q

QUARTER ENDED NOVEMBER 30, 2002

Item Number		Page

Part I. CONDENSED CONSOLIDATED FINANCIAL INFORMATION

1.	Condensed Consolidated Financial Statements:

	Condensed Consolidated Balance Sheets November 30, 2002 (Unaudited), and August 31, 2002	2

	Condensed Consolidated Statements of Operations—Unaudited Three Months Ended November 30, 2002 and 2001	3

	Condensed Consolidated Statements of Cash Flows—Unaudited Three Months Ended November 30, 2002 and 2001	4

	Notes to Condensed Consolidated Financial Statements	5

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

3.	Quantitative and Qualitative Disclosures About Market Risk	21

4.	Controls and Procedures	21

	PART II. OTHER INFORMATION

6.	Exhibits and Reports on Form 8-K	21

	SIGNATURES

	CERTIFICATIONS

	INDEX TO EXHIBITS

PART I.  CONDENSED CONSOLIDATED FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RF MONOLITHICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

	November 30, 2002	August 31, 2002
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$94	$273
Trade receivables—net	6,593	7,374
Inventories	10,799	10,642
Prepaid expenses and other	417	429

Total current assets	17,903	18,718
PROPERTY AND EQUIPMENT—Net	10,436	11,353
OTHER ASSETS—Net	363	439

TOTAL	$28,702	$30,510

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$2,600	$3,600
Accounts payable—trade	1,630	2,238
Accrued expenses and other current liabilities	1,656	1,603

Total current liabilities	5,886	7,441
LONG-TERM DEBT—Less current portion	2,471	2,844
OTHER LIABILITIES	235	216
STOCKHOLDERS’ EQUITY:
Common stock: 7,132 and 7,131 shares issued	7	7
Additional paid-in capital	32,940	32,969
Common stock warrants	800	800
Treasury stock, 36 common shares at cost	(227)	(227)
Accumulated deficit	(13,155)	(13,209)
Unearned compensation	(255)	(331)

Total stockholders’ equity	20,110	20,009

TOTAL	$28,702	$30,510

See notes to condensed consolidated financial statements.

RF MONOLITHICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS—UNAUDITED
(In Thousands, Except Per-Share Amounts)

	Three Months Ended
	November 30,
	2002	2001
SALES	$10,628	$11,680
COST OF SALES	7,752	9,201

GROSS PROFIT	2,876	2,479
OPERATING EXPENSES:
Research and development	788	740
Sales and marketing	1,220	1,181
General and administrative	665	730

Total operating expenses	2,673	2,651

INCOME (LOSS) FROM OPERATIONS	203	(172)
OTHER INCOME (EXPENSE):
Interest income	3	2
Interest expense	(177)	(383)
Other expense	31	(12)

Total	(143)	(393)

INCOME (LOSS) BEFORE INCOME TAXES	60	(565)
INCOME TAX EXPENSE	6	—

NET INCOME (LOSS)	$54	$(565)

EARNINGS PER SHARE
Basic	$0.01	$(0.08)

Diluted	$0.01	$(0.08)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	7,132	7,068

Diluted	7,177	7,068

See notes to condensed consolidated financial statements.

RF MONOLITHICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—UNAUDITED
(In Thousands)

	Three Months Ended November 30,
	2002	2001
OPERATING ACTIVITIES:
Net income (loss)	$54	$(565)
Noncash items included in net (loss) income:
Depreciation and amortization	1,042	1,366
Provision for trade receivable allowance	2	9
Amortization of unearned compensation	47	68
Gain on disposal of property and equipment	(14)	—

Net income (loss) adjusted for noncash transactions	1,131	878

Change in working capital:
Trade receivables	779	(256)
Inventories	(157)	982
Prepaid expenses and other	12	37
Accounts payable—trade	(608)	(661)
Accrued expenses and other liabilities	72	(232)

Net cash provided by (used in) working capital	98	(130)

Net cash provided by operating activities	1,229	748

INVESTING ACTIVITIES:
Acquisition of property and equipment	(106)	(16)
Proceeds from disposition of property and equipment	14	174
Change in other assets	57	(4)

Net cash provided by (used in) investing activities	(35)	154

FINANCING ACTIVITIES:
Borrowings on notes payable	10,393	10,909
Repayments of notes payable	(11,766)	(11,976)
Repayments of capital lease obligations	—	(16)
Repayments of accounts payable—construction and equipment	—	(37)
Proceeds from common stock and warrants issued	—	—

Net cash provided by (used in) financing activities	(1,373)	(1,120)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(179)	(218)
CASH AND CASH EQUIVALENTS:
Beginning of period	273	332

End of period	$94	$114

SUPPLEMENTAL INFORMATION:
Interest paid	$115	$236

Income taxes paid	$—	$—

See notes to condensed consolidated financial statements.

RF MONOLITHICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED

1.    INTERIM FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, that in the opinion of the management of RF Monolithics, Inc. (the “Company” or “RFM”) are necessary for a fair presentation of the Company’s financial position as of November 30, 2002, and the results of operations and cash flows for the three months ended November 30, 2002 and 2001. These unaudited interim condensed financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2002, filed with the Securities and Exchange Commission.

Operating results for the three months ended November 30, 2002, are not necessarily indicative of the results to be achieved for the full fiscal year ending August 31, 2003.

2.    RECENT ACCOUNTING PRONOUNCMENTS

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123 (“SFAS 148”). SFAS 148 amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Management currently does not plan to transition to the fair value method of accounting for employee stock options. Accordingly, management does not believe that portion of SFAS 148 will impact the Company. However, management will provide the new disclosures as required in their interim filing for the quarter ended May 31, 2003.

3.    INVENTORIES

Inventories	consist of the following (in thousands):

	November 30,	August 31,
	2002	2002

Raw materials and supplies	$3,711	$3,312
Work in process	3,029	3,475
Finished goods	4,059	3,855

Total	$10,799	$10,642

4.    PROPERTY AND EQUIPMENT

Property and equipment includes construction in progress of $133,000 at November 30, 2002, and $28,000 at August 31, 2002, which is composed of equipment and other assets not yet placed in service.

5.    CREDIT FACILITIES

On December 8, 2000, the Company entered into a Security and Loan Agreement (Agreement) consisting of (i) a revolving line-of-credit facility of up to $13,500,000, limited to an available borrowing base, which is based on the levels of eligible accounts receivable and inventory, as defined in the Agreement and (ii) a term note of $3,000,000. The Agreement calls for an interest rate of bank prime plus 2% (6.25% on November 30, 2002).

At November 30, 2002 and August 31, 2002, the balance outstanding on the revolving line of credit was $3,833,000 and $5,063,000 respectively. The revolving credit facility borrowing base at November 30, 2002, had an additional $3,508,000 available to borrow. An additional $6,159,000 may become available under the revolving credit facility if the Company’s borrowing base were to increase sufficiently to support the increased borrowing.

At November 30, 2002 and August 31, 2002, the balances outstanding on the term note were $1,266,000 and $1,416,000 respectively. The term note requires monthly principal payments of $50,000 plus interest, which began January 2001. The term note also requires additional principal payments equal to the appraised value of any equipment either being sold or moved to support the offshore manufacturing initiative since the equipment serves as collateral for the term note.

The Agreement will expire in December, 2004. In connection with the Agreement, the Company entered into a warrant purchase agreement with the lender and issued warrants to purchase 30,000 shares of the Company’s common stock at an exercise price of $5.00 per share. The warrants expire 10 years from date of issuance and the fair value assigned to these warrants of $85,000 was accounted for as a debt discount and is being amortized over the period of the Agreement. At November 30, 2002 and August 31, 2002, the balance of unamortized debt discount was $28,000 and $35,000 respectively.

The Agreement contains financial covenants relating to various matters, including but not limited to minimum net worth, quarterly and monthly earnings, limitations on changes in corporate structure, and restrictions on dividends and capital spending. The Company was in compliance with all covenants as of November 30, 2002. Although the Company believes that it will be able to continue to meet the covenants, there is no assurance that this will occur. Should there be a covenant violation without a waiver or amendment, the maturity of the Company’s debt could be accelerated and other sources of cash would be needed.

6.    CAPITAL STOCK

During the first quarter of the fiscal year, the Company granted to officers Incentive Stock Options to purchase 58,000 shares of the Company’s Common Stock at an exercise price ranging between $2.90 and $3.23, which was the fair market value on the date of the grants. These options were granted in accordance with the 1997 Equity Incentive Plan. The Company also granted to certain employees Non-qualified Stock Options to purchase 48,500 shares of common stock. These options were granted in accordance with the Company’s 1999 Equity Incentive Plan at an exercise price of $3.17, which was the fair market value on the dates of the grants. The Company also granted to its non-employee directors Non-gualified Stock Options to purchase 20,000 shares of common stock. These options were granted in accordance with the Company’s 1997 Equity Incentive Plan at an exercise price of $3.23, which was the fair market value on the date of the grants. See Item 2 Management Discussion and Analysis of Financial Condition and Results of Operations for additional discussion of the Company’s stock option plans.

7. SALES	REVENUE

The following table sets forth the components of the Company’s sales and the percentage relationship of the components to sales by product area for the periods ended as indicated (in thousands, except percentage data):

	Quarter Ended
	November 30,		November 30,
	2002		2001
	Amounts	% of Total	Amounts	% of Total
Low-power Products Group:
Low-power components	$6,514	61%	$7,567	65%
Virtual Wire® radio products	2,098	20	1,824	15

Subtotal	8,612	81	9,391	80
Communications Products Group:
Frequency control modules	389	4	527	5
Filters	1,434	13	1,579	13

Subtotal	1,823	17	2,106	18

Total product sales	10,435	98	11,497	98
Technology development sales	193	2	183	2

Total sales	$10,628	100%	$11,680	100%

International sales were approximately 48% or $5,075 and 51% or $5,900 during the current quarter and the comparable quarter of the prior year, respectively. The Company considers all product sales with a delivery destination outside of North America to be international sales.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion may be understood more fully by reference to the financial statements, notes to the financial statements, and management’s discussion and analysis contained in the Company’s Annual Report on Form 10-K for the year ended August 31, 2002 filed with the Securities and Exchange Commission.

General

RFM designs, develops, manufactures and markets a broad range of radio frequency components and modules. The Company’s products are organized into two Product groups: the Low-power Products Group and the Communications Products Group. The Low-power Products Group includes Low-power Components, as well as Virtual Wire® Short-range Radio products. The Communications Products Group includes frequency control modules and filter products. The Company’s products are based on SAW technology, and the Company’s strategy is to leverage its radio frequency design skills and its packaging technology to provide SAW-based solutions to the current and emerging needs of the electronics industry. The Company sells to original equipment manufacturers and distributors in the automotive, consumer, industrial and telecommunications market segments worldwide.

Results of Operations

The following discussion relates to the financial statements of the Company for the three months ended November 30, 2002 (current quarter and current year-to-date period), of the fiscal year ending August 31, 2003, in comparison to the three months ended November 30, 2001 (comparable quarter of the prior year and prior year-to-date period). In addition, certain comparisons with the three months ended August 31, 2002 (previous quarter), are provided where management believes it is useful to the understanding of trends. Also, there are some forward-looking statements that refer to the Company’s subsequent quarter ending February 28, 2003 (next quarter or second quarter).

The selected financial data for the periods presented may not be indicative of the Company’s future financial condition or results of operations.

The following table sets forth, for the three months ended November 30, 2002 and 2001, (i) the percentage relationship of certain items from the Company’s statements of operations to sales and (ii) the percentage change in these items between the current period and the comparable period of the prior year.

	Percentage of Total Sales Quarter Ended November 30,		Percentage Change From Quarter Ended November 30, 2001 to Quarter Ended November 30, 2002
	2002	2001
Sales	100%	100%	(9)%
Cost of sales	73	79	(16)

Gross profit	27	21	16

Research and development	7	7	6
Sales and marketing	12	10	3
General and administrative	6	6	(9)

Total operating expenses	25	23	1

Income (loss) from operations	2	(2)	218
Other expense, net	(1)	(3)	(64)

Income (loss) before income taxes	1	(5)	111
Income tax (benefit) expense	—	—	—

Net(loss) income	1%	(5)%	110%

Sales

Total sales decreased 9% in the current quarter compared to the comparable quarter of the prior year and decreased 6% compared to the previous quarter. The decrease was primarily due to a reduction in the number of units shipped of several of the Company’s product lines, primarily as a result of the general economic downturn that has occurred. The Company is receiving only limited visibility from its customers in the form of order backlog, due to uncertainties in sales to their customers. As a result, the Company may have to rely heavily on business that is booked and shipped within a given quarter. This makes forecasting Company sales very difficult. However, recent weaknesses in the Company’s bookings for new orders leads management to believe that sales for the next quarter may be 5% to 7% less than the current quarter. Also, because of various seasonal factors, the Company’s second quarter sales are typically the lowest of the fiscal year. Because of the lack of visibility from its customers, the Company cannot make an estimate of sales beyond the next quarter.

Low-power Components sales declined 14% from the comparable quarter of the prior year and 10% from the previous quarter. The decrease was primarily due to a decreased number of units sold of both the older style TO-39 products and the newer style surface mount products. The reduction in number of units sold from the comparable quarter of the prior year was due to a reduction in sales to both consumer and automotive customers, reflecting weaker economic conditions in those markets. The reduction in the number of units sold from the previous quarter was most significant for European distributors, reflecting their efforts to reduce inventories. While sales to automotive customers for the current quarter were similar to sales in the previous quarter, the Company has experienced fluctuations in sales to those customers in the past as a result of fluctuations in production rates at those customers and will continue to do so in the future. The Company has noted a reduction in some automotive production schedules for the next quarter. While average selling prices for Low-power Components in the current quarter did not change from the previous quarter, the Company has negotiated long-term contracts that call for lower selling prices. These reduced prices will impact its margins beginning in the next quarter. The Company believes the market for Low-power Components is extremely price competitive, so there is no assurance that stable pricing will continue or that the Company can maintain its market share at current prices. As a result, sales for Low-power Components are unlikely to increase and may decline.

Virtual Wire® Short-range Radio products sales in the current quarter increased 15% in comparison to the comparable quarter of the prior year and decreased 14% from the previous quarter. Both changes in sales were primarily due to changes in the number of units sold. The increase in number of units sold from the comparable quarter of the prior year resulted from an increase in market acceptance of these relatively new products, particularly in consumer and industrial applications. The decrease in number of units sold from the previous quarter primarily resulted from an inventory reduction effort by the Company’s distributors. The Company has devoted significant capital, technical, sales and marketing resources to the Virtual Wire® Short-range Radio products, has experienced a general increase in sales for these products in recent years and believes that acceptance of these products will grow in future periods. However, the recent economic downturn appears to have delayed many customer programs for which these products were designed. There is no assurance that the relatively new demand for these products will continue to increase, or even be maintained at the current levels.

Sales of filter products decreased 9% from the comparable quarter of the prior year and increased 31% from the previous quarter. The decrease in sales from the comparable quarter of the prior year was due to a decrease in average selling prices as a result of changes in product mix. In the current quarter, the number of units sold of relatively high priced filters for telecommunications applications declined due to a severe downturn in economic conditions in that market. This was partially offset by an increase in sales for new relatively low-priced filters for automotive satellite radio applications, consumer Global Position Satellite (GPS) applications and telecommunications Code Division Multiple Access (CDMA) 2000 and Wide Band CDMA applications. The increase in sales over the previous quarter was primarily due to an increase in the number of units sold for those new applications. The Company has devoted significant resources to developing and supporting the growth of its filter products and believes that acceptance of these products will grow in future periods. However, the product development and introduction cycle for filter products is six to eighteen months to complete with the timing largely under the customers’ control. As a result, it is difficult to predict whether or not the focus on filter products will continue to have a significant impact on the Company’s sales.

Sales of frequency control products decreased 26% from the comparable quarter of the prior year and increased 9% from the previous quarter. The decrease in sales from the comparable quarter of the prior year was due to a decrease in average selling prices as a result of changes in product mix. The Company experienced decreased sales of relatively high priced products to customers in optical timing markets as a result of a continuing economic downturn in that market, partially offset by an increase in sales of relatively lower priced products to customers in computer markets. The Company believes its new line of optical timing oscillators may provide a significant sales opportunity, but the depressed economic conditions in that market make it uncertain as to when or if that will occur.

The Company’s top five customers accounted for approximately 43%, 34% and 39% of the Company’s sales in the current quarter, the comparable quarter of the prior year and the previous quarter, respectively. Distribution related customers accounted for approximately 25%, 17% and 30% of the Company’s total sales in the current quarter, the comparable quarter of the prior year and the previous quarter, respectively. Only one customer, Insight Electronics, accounted for more than 10% of sales for the current quarter at 14% of total sales, compared to 16% in the previous quarter. No customer accounted for more than 10% of total sales for the comparable quarter of the prior year. The Company’s sales strategy is to seek diversification in its customer base; however, due to the very competitive nature of the markets in which it competes, the Company is not certain it will be able to continue to achieve this diversification.

International sales were approximately 48%, 51% and 46% of the Company’s sales during the current quarter, the comparable quarter of the prior year and the previous quarter, respectively. The Company considers all product sales with a delivery destination outside of North America to be international sales. These sales are currently denominated primarily in U.S. currency, with a small amount of sales denominated in Euros. The Company intends to continue its focus on international sales in the future and expects that international sales will continue to represent a significant portion of its business. However, international sales are subject to fluctuations as a result of local economic conditions and competition. Therefore, the Company cannot predict whether it will continue to derive similar levels of its business from international sales in future periods.

While the Company has achieved sales increases in prior years, there can be no assurance that this can be achieved in future periods. The Company’s success is highly dependent on achieving technological advances in its product design and manufacturing capabilities, as well as its ability to sell its products in a competitive marketplace that can be influenced by outside factors such as economic and regulatory conditions. Competition includes alternative technologies and competitors duplicating the Company’s technologies that may adversely affect selling prices and market share.

Gross Profit

The current quarter gross margin of 27.1% increased from 21.2% in the comparable quarter of the prior year and decreased from 28.8% in the previous quarter. The almost six margin point improvement from the comparable quarter of the prior year was due to the large amount of cost reduction achieved as a result of the Company’s restructuring program. Most of the Company’s assembly production has been moved offshore and there has been a large reduction in the Company’s Dallas workforce as a result.

The reduction in gross margin was a result of the fact that the previous quarter included a favorable mix within its product lines that did not recur. In the next quarter, the Company believes it will experience some effect due to lower average selling prices for its Low-power Components products. Offsetting this will be continuing Company efforts to reduce costs, including reductions in prices from its suppliers and improvements in yield and productivity. While it is uncertain whether the cost reduction efforts will be sufficient to offset the impact of lower average selling prices, the Company believes it will be able to maintain its gross margins in the 26% to 27% range in the next quarter.

The Company has in the past experienced sudden increases in demand, which have put pressure on its manufacturing facilities to increase capacity to meet this demand. In addition, some new products require different manufacturing processes than the Company currently possesses. As previously mentioned, the Company has transitioned the majority of its assembly capability to offshore contractors. The Company may not be able to continue to increase its manufacturing capacity, the manufacturing capacity of its assembly contractors, or improve its manufacturing processes in a timely manner so as to take advantage of increased market demand. Failure to do this would result in a loss of potential sales. However, the Company believes that having multiple approved offshore assemblers does provide some level of backup for contingencies.

Research and Development Expense

Research and development expenses in the current quarter increased approximately $48,000, or 6%, from the comparable quarter of the prior year. This was primarily due to a decreased amount of costs related to technology development contracts to be included in Cost of Sales that caused a corresponding increase in research and development expenses. The Company believes that the continued development of its technology and new products is essential to its success and is committed to continue to devote significant resources to research and development. The Company expects that research and development expenses may increase or stay approximately the same in absolute dollars over the next several quarters.

Sales and Marketing Expense

Current quarter sales and marketing expenses increased approximately $39,000, or 3% from the comparable quarter of the prior year. This was primarily due to increased spending to increase contacts with existing and potential customers. The Company expects to incur comparable or slightly increased sales and marketing expenses in absolute dollars over the next several quarters, with the exception of sales commission expenses that will fluctuate in line with sales levels.

General and Administrative Expense

General and administrative expenses for the current quarter decreased approximately $65,000, or 9%, from the prior comparable period. This was a result of the decreased spending for legal support, executive compensation programs and other administrative expenses. The Company expects to incur comparable or slightly increased general and administrative expenses in absolute dollars over the next several quarters.

Total Operating Expenses

The Company continued its program to control operating expenses. Total operating expenses were approximately $22,000 higher in the current quarter than in the comparable quarter of the prior year resulting in a 1% overall increase. This was a 12% decrease over the previous quarter, partially due to the fact that the previous quarter included $229,000 of restructuring and impairment charges that did not recur this quarter. The Company believes it has the resources in place to execute its operating plan. Therefore, it does not expect operating expenses to change materially over the next several quarters, other than changes related to sales volume and the resulting impact on sales commission expense.

Income from Operations

Income from operations was $203,000, in comparison to a $172,000 loss from operations in the comparable quarter of the prior year. The improvement in income from operations primarily resulted from an improvement in gross margin.

Other Income (Expense)

Total other expenses were $143,000 in the current quarter, compared to $393,000 for the comparable quarter of the prior year. The decrease in total other expenses primarily results from decreased interest expenses as a result of decreased borrowings, lower interest rates and lower fees associated with the Company’s line of credit. In the current quarter, the company paid down $1.4 million in bank debt. Total bank debt has decreased $5.2 million, or approximately 50%, in the twelve months ended November 30, 2002. The Company’s plan is to continue to pay down its bank debt in coming periods.

Income Before Income Taxes

Current quarter income before taxes was $60,000, compared to a $565,000 loss in the comparable quarter of the prior year. The improvement in income before income taxes results from an improvement in gross margin and a reduction of other expenses such as interest expense.

Income Tax Expense

Due to losses as well as the general economic environment, the Company continues to maintain a full valuation allowance on its deferred tax assets. The Company retains the tax benefits involved and will realize the benefits in future periods to the extent the Company is profitable. As of the end of last fiscal year, the Company has income tax carry forwards of $15,821,716, $122,365, $576,911 and $35,341 related to net operating losses, alternative minimum federal income tax benefits, general business credits and foreign tax credits, respectively, available to reduce future federal income tax liabilities. The net operating loss carryforward begins to expire August 31, 2020. The Company expects to continue to record relatively small state income tax provisions in future periods.

Net Income

Net income was $54,000, or $0.01 per diluted share, in the current quarter, compared to net loss of $565,000, or $0.08 per diluted share, for the comparable quarter of the prior year.

Financial Condition

Financing Arrangements

In December 2000, the Company entered into an agreement with a commercial bank for a credit facility consisting of a $13.5 million revolving credit facility and a $3.0 million term note. Included in the revolving credit facility is a $5.0 million loan that is supported by the Export/Import bank (Exim bank). Both facilities terminate on December 31, 2004. The interest rate for both facilities is 2% over prime rate. As part of the agreement, the bank was given a ten-year warrant to purchase 30,000 shares of the Company’s common stock at $5.00 per share.

The structure of the banking agreement ties amounts borrowed under the agreement to a borrowing base consisting of certain receivables, inventory, and fixed assets. Essentially all the assets of the Company, tangible and intangible, are pledged as collateral under both facilities. The term loan requires equal monthly payments of principal totaling $50,000 plus interest. The term note also requires the Company to pay off a portion of the term note in relation to the equipment either being sold or moved offshore, since the equipment is collateral for the term note. The portion to pay off is equal to appraised value of the equipment being moved. There is no assurance that this can be accomplished on favorable terms. Should that not occur, there could be a slowdown in the Company’s plans to sell off excess assets or expand offshore production.

This credit facility contains financial covenants relating to various matters, including but not limited to, minimum net worth, quarterly and monthly earnings, and limitations on changes in corporate structure, and restrictions on dividends and capital spending. On five occasions, the Company has amended the banking arrangements to adjust those covenants or make other changes for one-time fees in the aggregate amount of $205,000. As of November 30, 2002, the Company was in compliance with its covenants. Although the Company believes that it will be able to continue to meet the covenants, there is no assurance that this will occur. Should the Company experience significant shortfalls in sales or margins, a covenant violation could occur. Should there be a covenant violation without a waiver or amendment, the maturity of the Company’s debt could be accelerated and other sources of cash would be needed.

Cash Flows

The major source of liquidity at November 30, 2002, consisted of $94,000 of cash and $3.5 million available under the banking agreement. Net cash provided by operating activities was $1.2 million for the current year-to-date period as compared to $748,000 for the comparable period of the prior year, an improvement of $481,000. The increased operating cash flow was primarily due to improvement in net income adjusted for noncash transactions which was $1.1 million in the current year, compared to $878,000 for the prior year. This is a $253,000 improvement and is a result of the Company’s various cost reduction programs and other efforts to improve operating results.

In the current year, $98,000 was provided by working capital, while in the previous year $130,000 was used in working capital. The cash provided by working capital in the current year was primarily $779,000 in reduced trade receivables resulting from reduced sales and improved collections, partially offset by paying down accounts payable by $608,000. Cash used in working capital in the prior year resulted from an increase of $256,000 in receivables and an $893,000 reduction in trade payables and accrued expenses, partially offset by a $982,000 inventory reduction.

The Company’s plan is to maintain its positive operating cash flow from operations for fiscal year 2003. The Company has been able to do this for six consecutive fiscal quarters. Since capital expenditures are expected to be relatively low, this should allow the Company to operate in a normal manner during the current fiscal year, despite a relatively low amount of cash reserves. However, there can be no assurance that this will be achieved.

Cash used in investing activities was $35,000 for the current year-to-date period, as compared to cash provided from investing activities of $154,000 for the prior year-to-date period. This was primarily due to the fact that the Company used $106,000 to pay for capital expenditures in the current quarter, compared to generating proceeds of $174,000 from disposing of equipment in the comparable quarter of the prior year. The Company expects to spend up to $3.0 million for capital additions by the end of fiscal year 2003, consisting primarily of the purchase of a building it currently rents and related improvements to its facilities to consolidate its operations. A portion of this will be financed by a loan secured by the property acquired.

Net cash utilized in financing activities was $1.4 million in the current year-to-date period and $1.1 million in the prior year-to-date period. In the current quarter, $1.4 million was used to pay down bank debt, compared to approximately $1.1 million in the comparable quarter of the prior year. Under the Company’s banking agreement, all receipts on trade receivables are applied to the loans that are outstanding and the Company borrows funds to support its activities according to its borrowing base. As a result, repayments on debt and borrowings are large relative to sales.

As of November 30, 2002, the Company had approximately $3.5 million available in cash under its banking arrangement based upon the borrowing base at that time. In addition, approximately $6.2 million may become available under the Revolving Credit facility if the Company’s borrowing base were to increase sufficiently to support the increased borrowing. Approximately $1.0 million of this will become available in the next quarter because of a recent amendment to the Company’s borrowing agreement to include shipments made from offshore locations as part of the borrowing base.

While the Company has reached profitability in its last two quarters, a reduction in sales or gross margins could occur due to economic or other factors. The Company believes that cash generated from operations, if any, its cash balances, and the amounts available under its credit facility will be sufficient to meet the Company’s operating cash requirements through the next twelve months. To the extent that these sources of funds are insufficient to meet the Company’s capital or operating requirements, the Company may be required to raise additional funds or reduce spending. No assurance can be given that additional financing will be available or, if available, that it will be available on acceptable terms. Should that occur, there could be significant adverse impact on the Company’s operations.

Stock Options

(a)    Stock Option Program Description

The Company’s stock option program is a broad-base, long-term retention program that is intended to attract and retain talented personnel and align stockholder and employee interests. The Company currently has four plans (1999 Plan, 1997 Plan, 1986 Plan and Director Plan) under which it grants stock options to employees, directors or consultants. The options generally vest at a rate of one forty-eighth each month beginning the first day of the month following the date of grant. The exercise price of each option equals the market price of the Company’s stock on the date of grant and each option generally expires ten years after the date of grant. The 1986 Plan expired for future grants according to its terms in November 2002.

The Company currently accounts for its option plans under APB 25 and accordingly does not recognize compensation expense for at-the-money options granted to employees and directors. Options granted to consultants are accounted for under SFAS 123 and are valued using the Black-Scholes model. Compensation expense of such options is recognized over the vesting life of the options, which is aligned with the consulting service life.

The 1997 Plan is also used by the Company to grant restricted stock. The grants are considered issued stock when granted and presented to the grantee as vesting occurs. The Company records unearned compensation based on the share price on the date of grant and expenses that amount over the vesting period.

(b)    Distribution and Dilutive Effect of Options

Employee and Executive Option Grants

As of First Quarter Ended November 30, 2002 of Fiscal 2003

The following table summarizes the options granted to employees and the Named Executive Officers of the Company during the first quarter ended November 30, 2002. The Named Executive Officers represent the Company’s Chief Executive Officer and its other four most highly compensated executive officers at August 31, 2002, whose total annual salary and bonus exceeded $100,000 during the fiscal year ended August 31, 2002 as reported in the Company’s most recent Proxy Statement filed with the Securities and Exchange Commission.

	YTD 1st Qtr FY2003
		FY2002	FY2001
Net grants during the period as % of outstanding shares.	1.8%	3.9%	8.5%
Grants to Named Executive Officers during the period as % of total options granted.	31.7%	14.6%	20.2%
Grants to Named Executive Officers during the period as % of outstanding shares.	0.6%	0.6%	1.7%
Cumulative options held by Named Executive Officers as % of total options outstanding.	26.4%	26.0%	26.2%

(c)    General Option Information
Summary of Option Activity

As of First Quarter Ended November 30, 2002 of Fiscal Year 2003

The following is a summary of stock option activity for the first quarter ended November 30, 2002:

			Options Outstanding
		Shares Available for Options (#)	Number of Shares (#)	Weighted Average Exercise Price ($)
Balance	August 31, 2001	429,713	1,612,287	$7.02
	Grants	(273,500)	273,500	$2.97
	Exercises	—	(41)	$0.60
	Cancellations	102,946	(102,946)	$6.23
	Restricted stock (issues)/cancels-net	(2,884)	—	—
	Additional shares reserved	100,000	—	—

Balance	August 31, 2002	356,275	1,782,800	$6.45
	Grants	(126,000)	126,000	$3.18
	Exercises	—	—	$0.00
	Cancellations	600	(600)	$7.50
	Restricted stock (issues)/cancels-net	—	—	—
	Additional shares reserved	—	—	—

Balance	November 30, 2002	230,875	1,908,200	$6.23

In-the-Money and Out-of-the-Money Option Information

As of First Quarter Ended November 30, 2002 of Fiscal Year 2003

The following table compares the number of shares subject to option grants with exercise prices below the closing price of the Company’s common stock at November 30, 2002 (referred to as “In-the-Money”) with the number of shares subject to option grants with exercise prices equal to or greater than the closing price of the Company’s common stock at November 30, 2002 (referred to as “Out-of-the-Money”). The closing price of the Company’s common stock at November 30, 2002 was $2.76 per share.

	Exercisable		Unexercisable		Total
As of End of Quarter	Shares (#)	Wtd. Avg. Exercise Price ($)	Shares (#)	Wtd. Avg. Exercise Price ($)	Shares (#)	Wtd. Avg. Exercise Price ($)
In-the-Money	37,791	$2.02	114,709	$2.11	152,500	$2.09
Out-of-the-Money	1,084,468	$7.69	671,232	$4.82	1,755,700	$6.59

Total Options Outstanding	1,122,259	$7.50	785,941	$4.42	1,908,200	$6.23

(d)    Executive Options

Options Granted to Named Executive Officers

As of First Quarter Ended November 30, 2002 of Fiscal Year 2003

The following table sets forth a summary of the stock options granted to the Named Executive Officers of the Company during the first quarter ended November 30, 2002. Named Executive Officers are those executive officers described in the table above under the heading “Employee and Executive Option Grants”. The following table does not contemplate status of granted options relative to the Company’s exchange traded stock price.

	Individual Grants
	Number of Securities Underlying Options Per Grant (#)	Percent of Total Options Granted to Employees Year to Date (%)	Exercise or Base Price ($/Share)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term ($)
					5%	10%

David M. Kirk	15,000	11.90%	$3.23	10-21-12	$30,442	$77,145

Darrell L. Ash	5,000	3.97%	$3.23	10-21-12	$10,147	$25,715
	5,000	3.97%	$2.90	11-06-12	$9,119	$23,109

David Crawford	5,000	3.97%	$3.23	10-21-12	$10,147	$25,715

Robert J. Kansy	5,000	3.97%	$3.23	10-21-12	$10,147	$25,715

Jon Prokop	5,000	3.97%	$3.23	10-21-12	$10,147	$25,715

The percentage of total options granted to employees is based on an aggregate of 126,000 options granted to employees of, consultants to and directors of the Company during the year to date period ended November 30, 2002, including the Company’s Chief Executive Officer and four most highly compensated executive officers. The exercise price per share of each option is equal to the fair market value of the common stock on the date of grant.

The potential realizable value is calculated based on the term of the option at its time of grant (ten years). It is calculated by assuming that the stock price on the date of grant appreciates at the indicated annual rate compounded annually for the entire term of the option, and that the option is exercised and sold on the last day of its term for the appreciated stock price. No gain to the optionee is possible unless the stock price increases over the option term, which will benefit the stockholder.

Options Exercises and Remaining Holdings of Named Executive Officers

As of First Quarter Ended November 30, 2002 of Fiscal Year 2003

The following table sets forth information concerning stock options exercised during the first quarter ended November 30, 2002 and the number of shares of the Company’s common stock subject to both exercisable and unexercisable stock options as of November 30, 2002 for each of the Company’s Named Executive Officers as described in the table above under the heading “Employee Executive Option Grants”. The value of unexercised in-the-money options is based on the fair market value of the Company’s common stock as of November 30, 2002, of $2.76 per share, minus the exercise price, multiplied by the number of shares underlying the option.

	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at End of Quarter (#)		Values of Unexercised In-the- Money Options at End of Quarter ($)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
David M. Kirk	0	0	126,982	78,018	$3,751	$11,248

Darrell L. Ash	0	0	53,666	25,000	$937	$2,813

David Crawford	0	0	44,666	35,334	$937	$2,813

Robert J. Kansy	0	0	56,318	18,182	$937	$2,813

Jon Prokop	0	0	34,713	30,087	$937	$2,813

(e)	Equity Compensation Plan Information

The following table summarizes the Company’s equity compensation plans as of the first quarter ended November 30, 2002:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	1,236,737	$7.10	213,208

Equity compensation plans not approved by security holders*	671,463	$4.63	17,667

Total	1,908,200	$6.23	230,875

*The Company’s 1999 Incentive Stock Option Plan has not been approved by the stockholders. Neither the Chief Executive Officer nor any of the other four highest compensated officers of the Company is eligible to receive stock options, bonuses or restricted stock under the plan. Other officers are only eligible to receive awards that are an inducement essential to such individual entering into an employment agreement with the Company or any of its affiliates.

Contractual Obligations

The following represent the Company’s contractual obligations as of November 30, 2002 (in thousands):

	Payments Due Within
	Total	1 Year	2 Years	3 Years
Contractual Obligations:
Bank debt (1)	$5,099	$600	$600	$3,899
Operating leases (2)	443	435	8
Unconditional purchase obligations (3)	3,632	3,632

Total contractual cash obligations	$9,174	$4,667	$608	$3,899

(1)	Total amounts are included in the November 30, 2002 consolidated balance sheet.
(2)	Includes minimum lease payment obligations for noncancelable equipment and real-estate leases in affect as of November 30, 2002.
(3)
These purchase obligations are for inventory items to be sold in the ordinary course of business. Reported amount is value of three-month commitment required by contracts with four manufacturers for product assembly costs. Amount does not include open purchase orders for raw material.

Forward-looking Statements

This report and other presentations made the Company contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such statements involve known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results expressed or implied by such statements. Although the Company believes that in making any such statements its expectations are based on reasonable assumptions, any such statement involves uncertainties and is qualified in its entirety by reference to the following important factors, among others, that could cause the actual results of the Company to differ materially from those statements: (i) timely development, acceptance and pricing of new products; (ii) timely implementation of manufacturing processes and transition to offshore manufacturing; (iii) availability of sufficient materials, labor and assembly capacity to meet product demand; (iv) the potential transition to value-added products; (v) the impact of competitive products and pricing; (vi) the impact of competing technologies, including the obsolescence of existing products; (vii) general economic conditions as they affect the Company’s customers and manufacturing contractors; (viii) availability of required financing on favorable terms; and (ix) other factors disclosed in this report and on Form 10-K for the year ended August 31, 2002 filed with the Securities and Exchange Commission.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk primarily due to fluctuations in interest rates. As of November 30, 2002, with all other variables held constant, a hypothetical one percentage point increase in interest rates would result in an increase in interest expense of approximately $51,000 on an annual basis due to the variable rate borrowings currently in place.

A significant portion of the Company’s products has a manufacturing process in foreign jurisdictions and is sold in foreign jurisdictions. The Company manages its exposure to currency exchange fluctuations by denominating most transactions in U.S. dollars. However, the Company may facilitate a minor portion of its sales in Euros. The Company considers the amount of its foreign currency exchange rate risk to be immaterial as of November 30, 2002.

ITEM 4.     CONTROLS AND PROCEDURES

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

Since the date of the evaluation, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

PART II.    OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits. The Company hereby incorporates by reference all exhibits filed in connection with Form 10-K for the year ended August 31, 2002.

(b)	Exhibits included:

Exhibit	Description
10.73
Amended and Restated Manufacturing Assembly Agreement between Registrant and Tai-Saw Technology Co., Ltd. dated November 21, 2002. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. The text has been filed separately with the Commission

10.74
Amended and Restated Equipment Lease Agreement between Registrant and Tai-Saw Technology Co., Ltd. dated November 21, 2002. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. The text has been filed

Exhibit	Description
separately with the Commission
99.1	Certificate Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 for CEO.
99.2	Certificate Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 for CFO.

(c)    The Company did not file any reports on Form 8-K during the quarter ended November 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RF MONOLITHICS, INC.

Dated: January 13, 2003	By:	/s/ David Kirk
David Kirk CEO, President and Director

	By:	/s/ Harley E Barnes III
Harley E Barnes III Chief Financial Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, David M. Kirk, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of RF Monolithics, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 13, 2003	/s/ David M. Kirk
David M. Kirk
Chief Executive Officer and President

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Harley E Barnes III, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of RF Monolithics, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 13, 2003
/s/ Harley E Barnes III
Harley E Barnes III Chief Financial Officer

INDEX TO EXHIBITS

Exhibit	Description
10.73
Amended and Restated Manufacturing Assembly Agreement between Registrant and Tai-Saw Technology Co., Ltd. dated November 21, 2002. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. The text has been filed separately with the Commission. (1)

10.74
Amended and Restated Equipment Lease Agreement between Registrant and Tai-Saw Technology Co., Ltd. dated November 21, 2002. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. The text has been filed separately with the Commission. (1)

99.1	Certificate Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 for CEO. (1)
99.2	Certificate Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 for CFO. (1)

(1)	Filed as an exhibit to this Form 10-Q.