Form 10-Q
period 2003-02-28
RF MONOLITHICS INC /DE/
filed 2003-04-14
CIK 922204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 2003

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

☒ Yes            ☐ No

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes            ☒ No

As of March 31, 2003: 7,168,408 shares of the Registrant’s Common Stock, $.001 par value, were outstanding.

RF MONOLITHICS, INC.

FORM 10-Q

QUARTER ENDED FEBRUARY 28, 2003

Item Number		Page
	Part I. CONDENSED CONSOLIDATED FINANCIAL INFORMATION

1.	Condensed Consolidated Financial Statements:

	Condensed Consolidated Balance Sheets February 28, 2003 (Unaudited), and August 31, 2002	2

	Condensed Consolidated Statements of Operations – Unaudited Three and Six Months Ended February 28, 2003 and 2002	3

	Condensed Consolidated Statements of Cash Flows – Unaudited Six Months Ended February 28, 2003 and 2002	4

	Notes to Condensed Consolidated Financial Statements	5

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

3.	Quantitative and Qualitative Disclosures about Market Risk	23

4.	Controls and Procedures	23

	PART II. OTHER INFORMATION

4.	Submission of Matters to a Vote of Security Holders	24

6.	Exhibits and Reports on Form 8-K	25

SIGNATURES

CERTIFICATIONS

INDEX TO EXHIBITS

PART I. CONDENSED CONSOLIDATED FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RF MONOLITHICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

ASSETS	February 28, 2003 (Unaudited)	August 31, 2002

CURRENT ASSETS:
Cash and cash equivalents	$202	$273
Trade receivables—net	6,902	7,374
Inventories	10,186	10,642
Prepaid expenses and other	484	429

Total current assets	17,774	18,718

PROPERTY AND EQUIPMENT—Net	11,121	11,353

OTHER ASSETS—Net	352	439

TOTAL	$29,247	$30,510

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$2,705	$3,600
Accounts payable—trade	1,674	2,238
Accrued expenses and other current liabilities	1,163	1,603

Total current liabilities	5,542	7,441

LONG-TERM DEBT—Less current portion	3,186	2,844

OTHER LIABILITIES	220	216

STOCKHOLDERS’ EQUITY:
Common stock: 7,168 and 7,131 shares issued	7	7
Additional paid-in capital	33,060	32,969
Common stock warrants	800	800
Treasury stock, 36 common shares at cost	(227)	(227)
Accumulated deficit	(13,098)	(13,209)
Unearned compensation	(243)	(331)

Total stockholders’ equity	20,299	20,009

TOTAL	$29,247	$30,510

See notes to condensed consolidated financial statements.

RF MONOLITHICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS—UNAUDITED

(In Thousands, Except Per-Share Amounts)

	Three Months Ended February 28,		Six Months Ended February 28,
	2003	2002	2003	2002
SALES	$10,399	$9,850	$21,027	$21,530
COST OF SALES	7,656	7,530	15,408	16,731

GROSS PROFIT	2,743	2,320	5,619	4,799

OPERATING EXPENSES:
Research and development	773	749	1,561	1,489
Sales and marketing	1,159	1,144	2,379	2,325
General and administrative	639	700	1,304	1,430

Total operating expenses	2,571	2,593	5,244	5,244

INCOME (LOSS) FROM OPERATIONS	172	(273)	375	(445)

OTHER INCOME (EXPENSE):
Interest income	—	2	3	4
Interest expense	(140)	(271)	(317)	(654)
Other	31	—	62	(12)

Total other income (expense)	(109)	(269)	(252)	(662)

INCOME (LOSS) BEFORE INCOME TAXES	63	(542)	123	(1,107)

INCOME TAX EXPENSE	6	—	12	—

NET INCOME (LOSS)	$57	$(542)	$111	$(1,107)

EARNINGS PER SHARE
Basic	$0.01	$(0.08)	$0.02	$(0.16)

Diluted	$0.01	$(0.08)	$0.02	$(0.16)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	7,156	7,086	7,144	7,077

Diluted	7,185	7,086	7,182	7,077

See notes to condensed consolidated financial statements.

RF MONOLITHICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—UNAUDITED

(In Thousands)

	Six Months Ended February 28,
	2003	2002
OPERATING ACTIVITIES:
Net income (loss)	$111	$(1,107)
Noncash items included in net (loss) income:
Depreciation and amortization	2,029	2,664
Provision for trade receivable allowance	9	51
Amortization of unearned compensation	92	131
Gain on disposal of property and equipment	(25)	—

Net income (loss) adjusted for noncash transactions	2,216	1,739

Cash provided by (used in) operating working capital:
Trade receivables	463	1,587
Inventories	456	496
Prepaid expenses and other	(55)	44
Accounts payable – trade	(564)	(1,064)
Accrued expenses and other liabilities	(436)	(602)

Net cash provided by (used in) operating working capital	(136)	461

Net cash provided by operating activities	2,080	2,200

INVESTING ACTIVITIES:
Acquisition of property and equipment	(1,759)	(54)
Proceeds from disposition of property and equipment	25	339
Change in other assets	49	45

Net cash provided by (used in) investing activities	(1,685)	330

FINANCING ACTIVITIES:
Borrowings on building mortgage	1,050	—
Borrowings on line of credit	20,661	22,118
Repayments of notes payable	(22,264)	(24,649)
Repayments of capital lease obligations	—	(32)
Repayments of accounts payable—construction and equipment	—	(122)
Proceeds from common stock and warrants issued	87	88

Net cash used in financing activities	(466)	(2,597)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(71)	(67)

CASH AND CASH EQUIVALENTS:
Beginning of period	273	332

End of period	$202	$265

SUPPLEMENTAL INFORMATION:
Interest paid	$204	$417

Income taxes paid	$—	$—

See notes to condensed consolidated financial statements.

RF MONOLITHICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	INTERIM FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, that in the opinion of the management of RF Monolithics, Inc. (the “Company” or “RFM”) are necessary for a fair presentation of the Company’s financial position as of February 28, 2003, and the results of operations and cash flows for the three and six months ended February 28, 2003 and 2002. These unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2002, filed with the Securities and Exchange Commission.

Operating results for the six months ended February 28, 2003, are not necessarily indicative of the results to be achieved for the full fiscal year ending August 31, 2003.

2.	RECENT ACCOUNTING PRONOUNCMENTS

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123 (“SFAS 148”). SFAS 148 amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Management currently does not plan to transition to the fair value method of accounting for employee stock options. Accordingly, management does not believe that portion of SFAS 148 will impact the Company. However, management will provide the new fair value disclosures as required in their interim filing for the quarter ended May 31, 2003.

3.	INVENTORIES

Inventories consist of the following (in thousands):

	February 28, 2003	August 31, 2002
Raw materials and supplies	$3,308	$3,312
Work in process	2,916	3,475
Finished goods	3,962	3,855

Total	$10,186	$10,642

4.	PROPERTY AND EQUIPMENT

On February 3, 2003, the Company purchased one of the two buildings that it had been leasing for its Dallas headquarters. The purchase price was $1,400,000. Of this amount, $310,000 was allocated as Land cost and 1,090,000 as Building cost based on relative fair values. The building is an approximately 31,000 square foot facility and contains the Company’s wafer fabrication operations. Of the purchase price, $1,050,000 was financed by the credit facility described below.

Property and equipment includes construction in progress of $329,000 at February 28, 2003, and $28,000 at August 31, 2002, which is composed of building improvements and other assets not yet placed in service. The balance at February 28, 2003 consists mostly of an in-progress project to bring up the production pilot line and related offices in the purchased building described above. The pilot line will then function side-by-side with the wafer fabrication operations. This project will allow the Company to reduce the amount of future leased space.

5.	CREDIT FACILITIES

Balances outstanding under the Company’s credit facilities were as follows (in thousands):

	February 28, 2003	August 31, 2002
Revolving line-of-credit	$3,746	$5,063
Term note	1,116	1,416
Real estate term note	1,050	—

	5,912	6,479
Less: Current maturity	2,705	3,600

	3,207	2,879
Unamortized debt discount	(21)	(35)

Long-term debt	$3,186	$2,844

On December 8, 2000, the Company entered into a Security and Loan Agreement (Original Agreement). On February 3, 2003, the Original Agreement was amended and restated (Amended and Restated Agreement) and consists of (i) a revolving line-of-credit facility of up to $13,500,000, limited to an available borrowing base, which is based on the levels of eligible accounts receivable and inventory, as defined in the Amended and Restated Agreement, (ii) a term note of $3,000,000 and (iii) a real estate term note of $1,050,000. Substantially all the assets of the Company, tangible and intangible, are pledged as collateral. The Amended and Restated Agreement calls for an interest rate of bank prime plus 1.5% (5.75% on February 28, 2003).

At February 28, 2003 and August 31, 2002, the balance outstanding on the revolving line of credit was $3,746,000 and $5,063,000 respectively. The revolving credit facility borrowing base at February 28, 2003, had an additional $4,729,000 available to borrow. An additional $5,025,000 may become available under the revolving credit facility if the Company’s borrowing base were to increase sufficiently to support the increased borrowing.

At February 28, 2003 and August 31, 2002, the balance outstanding on the term note was $1,116,000 and $1,416,000 respectively. The term note requires monthly principal payments of $50,000 plus interest, which began January 2001. The term note also requires additional principal payments equal to the appraised value of any equipment either being sold or moved to support the offshore manufacturing initiative since the equipment serves as collateral for the term note.

To finance the Company’s purchase of a building at its Dallas headquarters (see Note 4), a real estate term loan was established by the Amended and Restated Agreement on February 3, 2003 for $1,050,000. At February 28, 2003 the balance outstanding on the real estate term note was $1,050,000. The real estate term note requires monthly principal payments of $8,750 plus interest, which began in March 2003.

The Amended and Restated Agreement will expire in December 2005. In connection with the Original Agreement, the Company entered into a warrant purchase agreement with the lender and issued warrants to purchase 30,000 shares of the Company’s common stock at an exercise price of $5.00 per share. The warrants expire 10 years from date of issuance and the fair value assigned to these warrants of $85,000 was accounted for as a debt discount and is being amortized over the period of the Original Agreement. At February 28, 2003 and August 31, 2002, the balance of unamortized debt discount was $21,000 and $35,000 respectively.

The Amended and Restated Agreement contains financial covenants relating to various matters, including but not limited to minimum net worth, quarterly and monthly earnings, limitations on changes in corporate structure, and restrictions on dividends and capital spending. The Company was in compliance with all covenants as of February 28, 2003. Although the Company believes that it will be able to continue to meet the covenants, there is no assurance that this will occur. Should there be a covenant violation without a waiver or amendment, the maturity of the Company’s debt could be accelerated and other sources of cash would be needed.

6.	CAPITAL STOCK

During the first quarter of the fiscal year, the Company granted to officers Incentive Stock Options to purchase 58,000 shares of the Company’s Common Stock at an exercise price ranging between $2.90 and $3.23, which was the fair market value on the date of the grants. These options were granted in accordance with the 1997 Equity Incentive Plan. The Company also granted to certain employees Non-qualified Stock Options to purchase 48,000 shares of common stock. These options were granted in accordance with the Company’s 1999 Equity Incentive Plan at an exercise price of $3.17, which was the fair market value on the dates of the grants. The Company also granted to its non-employee directors Non-qualified Stock Options to purchase 20,000 shares of common stock. These options were granted in accordance with the Company’s 1997 Equity Incentive Plan at an exercise price of $3.23, which was the fair market value on the date of the grants. In September 2002, the Company approved an amendment to its 1999 Equity Incentive Plan to increase the aggregate number of shares of common stock authorized for issuance under the plan by 300,000 (from 701,200 shares to 1,001,200 shares).

During the second quarter of the fiscal year, the Company granted to external consultants Non-qualified Stock Options to purchase 23,000 shares and 1,000 shares of the Company’s Common Stock at an exercise price of $2.69 and $2.44 respectively, which was the market value on the date of the grants. The options were granted in accordance with the Company’s 1999 Equity Incentive Plan. In January 2003, in accordance with the Company’s 1994 Non-Employee Directors’ Stock Option Plan, non-employee directors were granted Non-qualified Stock Options to purchase 18,000 shares and 22,000 shares of common stock at an exercise price of $2.82 and $2.66 respectively, which was equal to the fair value of the common stock on the date of the grants. In January 2003, the stockholders approved an amendment to the Company’s 1994 Non-Employee Directors’ Stock Option Plan to increase the aggregate number of shares of common stock authorized for issuance under the plan by 100,000 (from 275,000 shares to 375,000 shares). Also in January 2003, the stockholders approved an amendment to the Company’s 1997 Equity Incentive Plan, to increase the aggregate number of shares of common stock authorized for issuance under the plan by 200,000 (from 1,675,000 shares to 1,875,000 shares).

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

The following table sets forth the components of the Company’s sales and the percentage relationship of the components to sales by product area for the periods indicated (in thousands, except percentage data):

	Amounts				% of Total
	Three Months Ended February 28,		Six Months Ended February 28,		Three Months Ended February 28,		Six Months Ended February 28,
	2003	2002	2003	2002	2003	2002	2003	2002
Low-power Product Group:
Low-power Components	$5,457	$5,451	$11,971	$13,019	53%	55%	57%	61%
Virtual Wire® Radio products	2,724	1,864	4,822	3,687	26	19	23	17

Subtotal	8,181	7,315	16,793	16,706	79	74	80	78

Communications Products Group:
Frequency Control Modules	529	517	918	1,044	5	6	4	5
Filters	1,455	1,783	2,889	3,362	14	18	14	15

Subtotal	1,984	2,300	3,807	4,406	19	24	18	20

Total Product Sales	10,165	9,615	20,600	21,112	98	98	98	98
Technology development sales	234	235	427	418	2	2	2	2

Total Sales	$10,399	$9,850	$21,027	$21,530	100%	100%	100%	100%

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

General

RFM designs, develops, manufactures and markets a broad range of radio frequency components and modules. The Company’s products are organized into two Product Groups, the Low-power Products Group and the Communications Products Group. The Low-power Products Group includes Low-power Components, as well as Virtual Wire® Short-range Radio products. The Communications Products Group includes Frequency Control Modules and Filter products. The Company’s products are based on surface acoustic wave (SAW) technology, and the Company’s strategy is to leverage its radio frequency design skills and its packaging technology to provide SAW-based solutions to the current and emerging needs of the electronics industry. The Company sells to original equipment manufacturers and distributors in automotive, consumer, industrial and telecommunication markets worldwide.

Results of Operations

The following discussion relates to the financial statements of the Company for the three and six months ended February 28, 2003 (current quarter and current year-to-date period), of the fiscal year ending August 31, 2003, in comparison to the three and six months ended February 28, 2002 (comparable quarter of the prior year and prior year-to-date period), of the fiscal year ended August 31, 2002. In addition, certain comparisons with the three months ended November 30, 2002 (previous quarter) are provided where management believes it is useful to the understanding of trends. Also, there are some forward-looking statements that refer to the Company’s subsequent quarter ending May 31, 2003 (next quarter or third quarter).

The selected financial data for the periods presented may not be indicative of the Company’s future financial condition or results of operations.

The following table sets forth, for the three and six months ended February 28, 2003 and 2002, (i) the percentage relationship of certain items from the Company’s statements of operations to sales and (ii) the percentage change in these items between the current period and the comparable period of the prior year:

	Percentage of Total Sales				Percentage Change From
	Three Months Ended February 28		Six Months Ended February 28		Three Months Ended February 2002 to 2003	Six Months Ended February 2002 to 2003
	2003	2002	2003	2002
Sales	100%	100%	100%	100%	6%	(2)%
Cost of sales	74	76	73	78	2	(8)

Gross profit	26	24	27	22	18	17

Research and development	7	8	8	7	3	5
Sales and marketing	11	12	11	11	1	2
General and administrative	6	7	6	6	(9)	(9)

Total operating expenses	24	27	25	24	(1)	0

Income from operations	2	(3)	2	(2)	163	184
Other income (expense), net	(1)	(3)	(1)	(3)	(59)	(62)

Income before income taxes	1	(6)	1	(5)	112	111
Income tax expense	0	0	0	0	0	0

Net income	1%	(6)%	1%	(5)%	111%	110%

Sales

Total sales increased 6% in the current quarter compared to the comparable quarter of the prior year and decreased 2% compared to the previous quarter. The increase from the prior year was primarily due to an increase in the number of units sold of the Company’s Virtual Wire® Short-range Radio products, which resulted from increased market acceptance of newer applications for these products in industrial and consumer applications. Sales of the other product lines were comparable to the comparable quarter of the prior year. The decrease in sales from the previous quarter was primarily due to a decreased number of units sold and lower average selling prices for the Company’s Low-power Component products. A significant portion of sales of these products is for customers in automotive markets, which experienced reduced production levels. Also, several annual contracts went into effect in the quarter with lower average selling prices in this very competitive market. An increase in the number of units sold of Virtual Wire® Short-range Radio products sold due to increased market acceptance partially offset the reduction in Low-power Component products sales in the current quarter compared to the previous quarter. In addition, one industrial customer started its conversion from requirements for Low-power Components to Virtual Wire® Short-range Radio products for its newer generation products. Sales of the other product lines in the current quarter were comparable to the previous quarter.

The Company has experienced weakness in new orders from customers in the automotive market, which may adversely impact sales in the next quarter. In addition, annual contracts with lower prices per unit that started during the second quarter will be in effect for the entire third quarter, resulting in an expected decrease in average selling prices for Low-power Component products. However, the Company also has experienced strong bookings for new applications to customers in industrial and consumer markets. As a result, the Company expects that sales in the next quarter may be 3% to 5% higher than in the current quarter. Because of lack of visibility into its customers’ sales channels, the Company cannot make an estimate of sales beyond the next quarter.

Sales for the current year-to-date period decreased 2% over the prior comparable year-to-date period. The decrease in sales was primarily due to a decreased number of units sold and lower average selling prices for the Company’s Low-power Component products for the reasons stated above. This was partially offset by increased sales of Virtual Wire® Short-range Radio products, also for the reasons stated above. In addition, sales of Filter products decreased, primarily as a result of lower sales to telecommunications customers who are experiencing a substantial decline in their sector.

Low-power Component sales in the current quarter were almost the same as the comparable quarter of the prior year, but they decreased 16% from the previous quarter. The decrease from the previous quarter was primarily due to a reduction in the number of units sold resulting from the reduced production schedules by several automotive customers. Tire pressure monitoring applications remained relatively stable, but keyless entry system shipments decreased significantly. There is enacted legislation that will take effect later in calendar year 2003 mandating tire pressure monitoring systems in new cars that the Company believes will help sales of Low-power Component products for that application. However, the Company also believes that future sales of these products will remain heavily influenced by the production schedules of its automotive customers. In addition, in the current quarter, an industrial customer began to convert its requirements for Low-power Components to Virtual Wire® Short-range Radio products for its newer generation products. This conversion is expected to be completed in the next quarter. As noted above, current quarter sales were also adversely affected by a decrease in the average selling prices for these products of approximately 6% compared to the previous quarter, as several annual contracts went into effect with lower prices in effect due to competitive pressures. The Company believes that average selling prices may continue to decline in future periods due to competitive conditions in this market and it is not certain that it can maintain its market share. As a result of these factors, sales for Low-power Components are unlikely to increase and may decline.

Virtual Wire® Short-range Radio products sales in the current quarter increased 46% in comparison to the comparable quarter of the prior year and 30% in comparison to the previous quarter. The increases were due to an increased number of units sold due to increased market acceptance by customers in industrial and consumer markets. In addition, there was some conversion of sales to an industrial customer from Low-power Component products to Virtual Wire® Short-range Radio products for newer generation products. The Company believes Virtual Wireñ Short-range Radio products represent a significant opportunity for sales growth due to the technical advantages they represent to potential customers in a wide range of wireless markets. However, due to uncertainties in customer development programs and the impact that economic conditions have on these programs, there is no assurance that sales for these products will continue to increase, or even be maintained at the current levels.

Sales of Filter products in the current quarter decreased 18% from the comparable quarter of the prior year and increased 2% from the previous quarter. The decrease in sales from the comparable quarter of the prior year was due to a decrease in average selling prices as a result of changes in product mix. In the current quarter, the number of units sold of relatively high priced Filters for telecommunications applications declined due to a severe downturn in economic conditions in that market. This was partially offset by an increase in sales for new relatively low-priced Filters for automotive satellite radio applications, consumer Global Position Satellite (GPS) applications and telecommunications Code Division Multiple Access (CDMA) 2000 and Wide Band CDMA applications. The increase in sales over the previous quarter was primarily due to an increase in the number of units sold for those new applications. The Company has devoted significant resources to developing and supporting the growth of its Filter products and believes that acceptance of these products will grow in future periods. However, the product development and introduction cycle for Filter products is six to eighteen months to complete with the timing largely under the customers’

control. As a result, it is difficult to redict whether or not the focus on Filter products will continue to result in increased sales. The Company believes the telecommunications market is currently very unpredictable due to its economic condition, and it is impossible to predict sales in this particular market with any precision.

Sales of Frequency Control Modules in the current quarter increased 2% from the comparable quarter of the previous year and 36% from the previous quarter, primarily due to an increased number of units sold. The increase in number of units sold from the previous quarter was due to increased sales to customers in high-end computer, optical timing and military markets. While there were sale increases in these markets in the current quarter, it is not known when, or if, a general economic recovery will occur for these markets that have been very depressed in recent periods.

The Company’s top five customers accounted for 35%, 36% and 43% of the Company’s sales in the current quarter, the comparable quarter of the prior year and the previous quarter, respectively. Distribution related customers accounted for 26%, 21% and 25% of the Company’s total sales in the current quarter, the comparable quarter of the prior year and the previous quarter, respectively. Only one customer, Insight Electronics, a North American distributor, accounted for more than 10% of sales for the current quarter at 12% of total sales, compared to 14% in the previous quarter. No customer accounted for more than 10% of total sales for the comparable quarter of the prior year. The Company’s sales strategy is to seek diversification in its customer base, and believes that diversification is the reason that new order levels have not declined more significantly in recent quarters. However, due to the very competitive nature of the markets in which it competes, the Company is not certain it will be able to continue to achieve this diversification.

International sales were 50%, 61% and 48% of the Company’s sales during the current quarter, the comparable quarter of the prior year and the previous quarter, respectively. The Company believes that the increase in the portion of sales from international sources in the current quarter compared to the comparable quarter of the prior year is due to a shift in specific customer delivery patterns, rather than any known geographic shift in its markets. The Company considers all product sales with a delivery destination outside of North America to be international sales. These sales are denominated primarily in U.S. currency, although the Company has made arrangements to handle a limited amount of sales in Euros. The Company has not entered into any hedging activities to mitigate the exchange risk associated with sales in foreign currency. The Company intends to continue its focus on international sales in the future and expects that international sales will continue to represent a significant portion of its business. However, international sales are subject to fluctuations as a result of local economic conditions and competition. Therefore, the Company cannot predict whether it will continue to derive similar levels of its business from international sales.

The Company expects that sales for the third quarter will increase somewhat from the current quarter. However, the Company’s success is highly dependent on achieving technological advances in its product design and manufacturing capabilities, as well as its ability to sell its products in a competitive marketplace that can be influenced by outside factors such as economic and regulatory conditions. Competition includes alternative technologies and competitors duplicating the Company’s technologies that may adversely affect the selling prices and market share.

The Company has in the past experienced sudden increases in demand, which have put pressure on its manufacturing facilities to increase capacity to meet this demand. In addition, some new products may require different manufacturing processes than the Company currently possesses. The Company has also transitioned the majority of its assembly capability to offshore contractors. The Company may not be able to continue to increase its manufacturing capacity, the manufacturing capacity of its assembly contractors, or improve its manufacturing processes in a timely manner so as to take advantage of increased market demand. Failure to do this would result in a loss of potential sales. The Company has a cross-qualification program to have more than one offshore contractor qualified to assemble its products. While there is no assurance that this will be effective for every situation, the Company believes that having multiple approved offshore assemblers does provide some level of backup for contingencies.

Gross Profit

The current quarter gross margin of 26.4% increased from 23.6% in the comparable quarter of the prior year while it decreased from 27.1% gross margin in the previous quarter. The almost three margin point improvement from the comparable quarter of the prior year was due to the large amount of cost reduction achieved as a result of the Company’s restructuring program. Most of the Company’s assembly production has been moved offshore and there has been a large reduction in the Company’s Dallas workforce as a result.

The current year-to-date gross margin was 26.7%, which is a significant increase from the gross margin of 22.3% last year. The increase from the comparable year-to-date period of the prior year was primarily due to the restructuring program.

The 0.7% margin reduction from the previous quarter was a result of several factors, some of which were unfavorable and some of which were favorable. The largest unfavorable factor was a decrease in average selling prices. As noted above in the section discussing sales, there was a reduction in average selling prices for Low-power Component products due to competitive pressures. In addition, there was a significant reduction in average selling prices for Filter products. This reduction was due to the change in product mix towards lower priced automotive and consumer products noted above and because some of the newer products were reaching volume production status in which contracts with customers called for lower prices as volume commitments increased. The Company expects that the trend towards lower average selling prices within its product lines will continue due to continued competitive pressures and the fact that newer products are reaching increasing levels of volume. A second unfavorable factor in the current quarter was that some of the new Filter products encountered ramp up costs associated with new manufacturing processes. It is expected that while some impact may occur in its next quarter, the Company believes that these process issues have been successfully corrected and costs for these products will be much lower in future periods. However, the Company continues to introduce new products into its manufacturing processes, which are subject to the same types of issues, so there is no assurance that similar problems can be avoided in the future. The final unfavorable factor in the current quarter was the fact that sales volume decreased slightly, causing relatively high fixed manufacturing costs to be spread over a smaller amount of sales. If sales were to increase in future periods, this factor would actually become a favorable one.

Offsetting these unfavorable factors were two favorable factors that represent the Company’s long term efforts to improve gross margins. The first was a favorable shift in product mix. The Company’s value added products such as Virtual Wireñ Short-range Radio products, Frequency Control Modules and custom Filters have a greater long-term potential for gross margins than the very competitive Low-power Component products. In the current quarter, these higher potential margin products represented 45% of total sales, compared to only 37% in the previous quarter. This factor helped gross margin in the current quarter and the Company expects this trend to continue. The other favorable factor was success in the Company’s efforts at ongoing cost reduction. Each of its product lines achieved cost reduction on a per unit manufacturing cost basis in the current quarter compared to both the comparable quarter of the prior year and the previous quarter, with the exception of the Filter line, for the reasons stated above. The Company intends to continue its efforts to reduce manufacturing costs in future periods.

The discussion above indicates that there are various factors that may have a material impact on the Company’s gross margins. Any one of them could cause a significant change in gross margin in either a favorable or unfavorable way, depending on the circumstances. This makes long term estimates of its gross margin very difficult. However, the Company believes that these factors will tend to balance out in the next quarter, so gross margins may remain at approximately 26% of sales.

Research and Development

Research and development expenses in the current quarter were similar to the comparable quarter of the prior year, as well as the previous quarter. Year-to-date research and development expenses increased approximately $72,000, or 5%, primarily due to a decreased amount of costs related to technology development contracts to be included in Cost of Sales that caused a corresponding increase in research and development expenses. The Company believes that the continued development of its technology and new products is essential to its success and is committed to continue to devote significant resources to research and development. The Company expects that research and development expenses may increase or stay approximately the same in absolute dollars over the next several quarters.

Sales and Marketing

Current quarter sales and marketing expenses were similar to the comparable quarter of the prior year, while they decreased approximately $61,000, or 5%, compared to the previous quarter. The reduction was due to seasonal reductions in expense that tend to occur in the second quarter. Year-to-date sales and marketing expenses were also comparable to the prior year. The Company expects to incur slightly increased sales and marketing expenses in the next quarter, as the second quarter seasonal reduction would no longer be present. In addition, sales commission expenses will continue to fluctuate in line with sales levels.

General and Administrative

General and administrative expenses for the current quarter decreased approximately $61,000, or 9%, from the prior comparable period, and $30,000, or 4%, from the previous quarter. The Company continued to focus on this area for cost reduction. Year-to-date general and administrative expenses decreased approximately $126,000, or 9%, for the same reasons. The Company expects to incur slightly increased general and administrative expenses in absolute dollars over the next several quarters.

Total Operating Expenses

The Company continued its program to control operating expenses. Total operating expenses were almost unchanged in the current quarter as compared to the comparable quarter of the prior year. Total operating expenses decreased approximately $102,000, or 4%, from the previous quarter, primarily due to the seasonal factors discussed above. Year-to-date operating expenses were the same as last year. The Company believes it has the resources in place to execute its operating plan. Therefore, it does not expect operating expenses to change materially over the next several quarters, other than the change in seasonal spending noted above and changes related to sales volume and the resulting impact on sales commission expense.

Income from Operations

Income from operations was $172,000 in the current quarter compared to a loss from operations of $273,000 in the comparable quarter of the prior year, due to increased sales and increased gross margin on those sales, as discussed above. Income from operations was comparable to the $203,000 in income from operations from the previous quarter. Year-to-date income from operations was $375,000, a significant improvement from the loss from operations of $445,000 in the prior year-to-date period, primarily due to increased gross margins as discussed above.

Other Income (Expense)

Total other expenses were $109,000 in the current quarter, compared to $269,000 for the comparable quarter of the prior year and $143,000 in the previous quarter. The decrease in total other expenses results primarily from a decrease in interest expenses resulting from a lower amount borrowed and lower interest rates. Year-to-date total other expenses decreased in the current year by approximately $410,000, or 62%, due primarily to a decrease in interest expenses resulting from a lower amount borrowed and lower interest rates. In the current year, the Company has paid down approximately $1.6 million in bank debt. The current year also includes approximately $31,000 in each quarter of other income related to currency transactions and sales of equipment. The Company expects that in future periods most of the gain on currency transactions will be reflected in sales as it adjusts the standard currency rate in its financial systems to reflect recent changes in the Euro to dollar exchange rate. Therefore, the other income gains that occurred in the current year-to-date period may not recur. As a result of this, and due to the real estate term note the Company recently entered into to buy its building, total other expenses are expected to increase over the next several quarters.

Income Before Income Taxes

Current quarter income before taxes was $63,000, compared to a $542,000 loss in the comparable quarter of the prior year. The improvement was due to improved gross margins and reduced other expenses, as explained above. The year-to-date income before taxes was $123,000, compared to $1.1 million loss for the prior year-to-date period, for primarily the same reasons.

Income Tax Expense

Due to prior period losses as well as the general economic environment, the Company continues to maintain a full valuation allowance on its deferred tax assets. The Company retains the tax benefits involved and will realize the benefits in future periods to the extent the Company is profitable. As of the end of last fiscal year, the Company has income tax carry forwards of $15,821,716, $122,365, $576,911 and $35,341 related to net operating losses, alternative minimum federal income tax benefits, general business credits and foreign tax credits, respectively, available to reduce future federal income tax liabilities. The net operating loss carry forward begins to expire August 31, 2020. The Company expects to continue to record relatively small state income tax provisions in future periods.

Net Income

The net income in the current quarter was $57,000, or $.01 per diluted share, compared to a net loss of $542,000, or $.08 per diluted share, for the comparable quarter of the prior year, reflecting improved gross margins and reduced other expenses as discussed above. Current quarter net income was almost identical to the $54,000, or $.01 per diluted share, in the previous quarter. The current year-to-date net income was $111,000, compared to a loss of $1.1 million in the comparable year-to-date period. The significant improvement in net income was also a result of improved gross margins and reduced other expenses.

Financial Condition

Financing Arrangements

On December 8, 2000, the Company entered into a Security and Loan Agreement (Original Agreement). On February 3, 2003, the Original Agreement was amended and restated (Amended and Restated Agreement) and consists of (i) a revolving line-of-credit facility of up to $13,500,000, limited to an available borrowing base, which is based on the levels of eligible accounts receivable and inventory, as defined in the Amended and Restated Agreement, (ii) a term note of $3,000,000 and (iii) a real estate term note of $1,050,000. The revolving credit facility includes a $5.0 million line of credit that is supported by the Export/Import bank (Exim bank). The Amended and Restated Agreement calls for an interest rate of bank prime plus 1.5%.

The structure of the Amended and Restated Agreement ties amounts borrowed under the agreement to a borrowing base consisting of certain receivables, inventory, and fixed assets. Substantially all the assets of the Company, tangible and intangible, are pledged as collateral. The term note requires equal monthly payments of principal totaling $50,000 plus interest. The term note also requires the Company to pay off a portion of the term note in relation to the equipment either being sold or moved offshore, since the equipment is collateral for the term note. The portion to pay off is equal to the appraised value of the equipment being moved. There is no assurance that this can be accomplished on favorable terms. Should that not occur, there could be a slowdown in the Company’s plans to sell off excess assets or expand offshore production. The real estate term note requires monthly principal payments of $8,750 plus interest, which began in March 2003.

The Amended and Restated Agreement contains financial covenants relating to various matters, including but not limited to minimum net worth, quarterly and monthly earnings, limitations on changes in corporate structure, and restrictions on dividends and capital spending. The Company was in compliance with all covenants as of February 28, 2003. Although the Company believes that it will be able to continue compliance with the covenants, there is no assurance that this will occur. Should there be a covenant violation without a waiver or amendment, the maturity of the Company’s debt could be accelerated and other sources of cash would be needed.

Liquidity

The major source of liquidity at February 28, 2003, consisted of approximately $0.2 million of cash and $4.7 million available under the revolving credit facility. Cash from net income adjusted for noncash transactions increased to $2.2 million in the current year, compared to $1.7 million for the prior year. This improvement was largely offset by $136,000 in cash used in operating working capital in the current year, compared to $461,000 provided by operating working capital in the prior year. The reduction in cash from working capital as compared to the prior year was primarily due to a lower reduction in trade receivables in the current year. This was the result of sales for the first six months of the current year being down only 4% from its previous six months, as compared to the sales for the first six months of the prior year being down 22% from its previous six months. Collection of receivables actually improved in the current year. In both years, inventory was reduced and current liabilities were paid down. Net cash provided by operating activities was $2.1 million for the current year-to-date period as compared to $2.2 million for the prior year-to-date period.

The Company’s plan is to maintain a positive operating cash flow from operations for the next twelve months. The Company has been able to do this for seven consecutive fiscal quarters. Since capital expenditures are expected to be relatively low in the next twelve months and the Company maintains a positive working capital balance, the Company expects to operate in a normal manner during that period, despite a relatively low amount of cash reserves. However, there can be no assurance that this will be achieved.

Cash used in investing activities was $1.7 million for the current year-to-date period, as compared to cash generated from investing activities of $330,000 for the prior year-to-date period. This was primarily due to the fact that the Company acquired capital equipment of approximately $1.8 million in the current year, principally for purchase of a building that was partially financed by a mortgage on the property. In the prior year, the Company generated proceeds from disposing of equipment of $339,000. The Company expects to acquire up to an additional $1.0 million of capital equipment by the end of fiscal 2003, consisting primarily of improvements to its building to consolidate its remaining Dallas manufacturing operations. Due to its offshore manufacturing initiative, the Company does not expect to require significant additions to its assembly facilities or equipment.

Net cash used in financing activities was $466,000 in the current year-to-date period, compared to $2.6 million in the prior year-to-date period. The decrease in cash used in financing activities was primarily due to the current year borrowing on a new mortgage on its building of $1.1 million. In both years, there was a reduction in bank debt related to its revolving credit facility and term note, $1.6 million in the current year and $2.5 million in the prior year. Under the Company’s revolving credit facility, all receipts on trade receivables are applied to the loans that are outstanding and the Company borrows funds to support its activities according to its borrowing base. As a result, repayments on debt and borrowings are large relative to sales.

As of February 28, 2003, the Company had approximately $4.7 million available in cash under its revolving credit facility based upon the borrowing base at that time. In addition, approximately $5.0 million may become available under the revolving credit facility if the Company’s borrowing base were to increase sufficiently to support the increased borrowing. However, there can be no assurance that this will happen.

While the Company has reported profitability for the last four quarters, a reduction in sales or gross margins could occur due to economic or other factors. The Company believes that cash generated from operations, its cash balances, and the amounts available under its revolving credit facility will be sufficient to meet the Company’s operating cash requirements through the next twelve months. To the extent that these sources of funds are insufficient to meet the Company’s capital or operating requirements, the Company may be required to raise additional funds or reduce spending. No assurance can be given that additional financing will be available or, if available, that it will be available on acceptable terms. Should that occur, there could be a significant adverse impact on the Company’s operations.

Stock Options

(a) Stock Option Program Description

The Company’s stock option program is a broad-base, long-term retention program that is intended to attract and retain talented personnel and align stockholder and employee interests. The Company currently has four plans (1999 Plan, 1997 Plan, 1986 Plan and Director Plan) under which it grants stock options to employees, directors and consultants. The options generally vest at a rate of one forty-eighth each month beginning the first day of the month following the date of grant. The exercise price of each option equals the market price of the Company’s stock on the date of grant and each option generally expires ten years after the date of grant. The 1986 Plan expired for future grants according to its terms in November 2002.

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

The 1997 Plan is also used by the Company to grant restricted stock. The grants are considered issued stock when granted and presented to the grantee as vesting occurs. The Company records unearned compensation, valued using the Black-Scholes model based on the share price on the date of grant and it expenses that compensation over the vesting period.

(b) Distribution and Dilutive Effect of Options

Employee and Executive Option Grants

The following table summarizes the options granted to employees and the Named Executive Officers of the Company during the six months ended February 28, 2003. The Named Executive Officers represent the Company’s Chief Executive Officer and its other four most highly compensated executive officers at August 31, 2002, whose total annual salary and bonus exceeded $100,000 during the fiscal year ended August 31, 2002 as reported in the Company’s most recent Proxy Statement filed with the Securities and Exchange Commission.

	YTD 2nd Qtr FY2003	FY2002	FY2001
Net grants during the period as % of outstanding shares.	2.7%	3.9%	8.5%
Grants to Named Executive Officers during the period as % of total options granted.	21.1%	14.6%	20.2%
Grants to Named Executive Officers during the period as % of outstanding shares.	0.6%	0.6%	1.7%
Cumulative options held by Named Executive Officers as % of total options outstanding.	25.5%	26.0%	26.2%

(c) General Option Information

Summary of Option Activity

The following is a summary of stock option activity for the six months ended February 28, 2003:

		Options Outstanding
	Shares Available for Options (#)	Number of Shares (#)	Weighted Average Exercise Price ($)
Balance at August 31, 2001	429,713	1,612,287	$7.02
Grants	(273,500)	273,500	$2.97
Exercises	—	(41)	$0.60
Cancellations	102,946	(102,946)	$6.23
Restricted stock (issues)/cancels-net	(2,884)	—	—
Additional shares reserved	100,000	—	—

Balance at August 31, 2002	356,275	1,782,800	$6.45
Grants	(190,000)	190,000	$3.03
Exercises	—	—	$0.00
Cancellations	1,442	(1,442)	$7.50
Additional shares reserved	600,000	—	—

Balance at February 28, 2003	767,717	1,971,358	$6.12

In-the-Money and Out-of-the-Money Option Information

The following table compares the number of shares subject to option grants with exercise prices below the closing price of the Company’s common stock at February 28, 2003 (referred to as “In-the-Money”) with the number of shares subject to option grants with exercise prices equal to or greater than the closing price of the Company’s common stock at February 28, 2003 (referred to as “Out-of-the-Money”). The closing price of the Company’s common stock at February 28, 2003 was $2.65 per share.

	Exercisable		Unexercisable		Total
As of End of Quarter	Shares (#)	Wtd. Avg. Exercise Price ($)	Shares (#)	Wtd. Avg. Exercise Price ($)	Shares (#)	Wtd. Avg. Exercise Price ($)
In-the-Money	46,442	$2.04	107,058	$2.11	153,500	$2.09
Out-of-the-Money	1,175,847	$7.53	642,011	$4.49	1,817,858	$6.46

Total Options Outstanding	1,222,289	$7.32	749,069	$4.15	1,971,358	$6.12

(d) Executive Options

Options Granted to Named Executive Officers

The following table sets forth a summary of the stock options granted to the Named Executive Officers of the Company during the six months ended February 28, 2003. Named Executive Officers are those executive officers described in the table above under the heading “Employee and Executive Option Grants”. The following table does not contemplate status of granted options relative to the Company’s current exchange traded stock price.

	Individual Grants				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term ($)
	Number of Securities Underlying Options Per Grant (#)	Percent of Total Options Granted to Employees Year to Date (%)	Exercise or Base Price ($/Share)	Expiration Date	5%	10%
David M. Kirk	15,000	7.89%	$3.23	10-21-12	$30,442	$77,145

Darrell L. Ash	5,000	2.63%	$3.23	10-21-12	$10,147	$25,715
	5,000	2.63%	$2.90	11-06-12	$ 9,119	$23,109

David Crawford	5,000	2.63%	$3.23	10-21-12	$10,147	$25,715

Robert J. Kansy	5,000	2.63%	$3.23	10-21-12	$10,147	$25,715

Jon Prokop	5,000	2.63%	$3.23	10-21-12	$10,147	$25,715

The percentage of total options granted to employees is based on an aggregate of 190,000 options granted to employees of, consultants to and directors of the Company during the year to date period ended February 28, 2003, including the Company’s Named Executive Officers. The exercise price per share of each option is equal to the fair market value of the common stock on the date of grant.

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

Options Exercises and Remaining Holdings of Named Executive Officers

The following table sets forth information concerning stock options exercised during the six months ended February 28, 2003 and the number of shares of the Company’s common stock subject to both exercisable and unexercisable stock options as of February 28, 2003 for each of the Company’s Named Executive Officers as described in the table above under the heading “Employee Executive Option Grants”. The value of unexercised in-the-money options is based on the fair market value of the Company’s common stock as of February 28, 2003, of $2.65 per share, minus the exercise price, multiplied by the number of shares underlying the option.

			Number of Securities Underlying Unexercised Options at End of Quarter (#)		Values of Unexercised In-the-Money Options at End of Quarter ($)
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable
David M. Kirk	0	0	140,935	64,065	$4,001	$11,248

Darrell L. Ash	0	0	56,981	21,685	$1,000	$ 2,813

David Crawford	0	0	49,670	30,330	$1,000	$ 2,813

Robert J. Kansy	0	0	59,163	15,337	$1,000	$ 2,813

Jon Prokop	0	0	39,456	25,344	$1,000	$ 2,813

(e) Equity Compensation Plan Information

The following table summarizes the Company’s equity compensation plans as of the second quarter ended February 28, 2003:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options	(b) Weighted-average exercise price of outstanding options	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,276,737	$6.96	473,208
Equity compensation plans not approved by security holders*	694,621	$4.56	294,509

Total	1,971,358	$6.12	767,717

*The Company’s 1999 Equity Incentive Plan provides for non-statutory stock options, bonuses, or restricted stock and has not been approved by the stockholders. The Company’s Named Executive Officers as described in the table above under the heading “Employee Executive Option Grants” are not eligible to participate. Other officers are only eligible to receive awards that are an inducement essential to such individual entering into an employment agreement with the Company or any of its affiliates.

Forward-looking Statements

This report and other presentations made by RF Monolithics, Inc. (RFM) contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such statements involve known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results expressed or implied by such statements. Although the Company believes that in making any such statements its expectations are based on reasonable assumptions, any such statement involves uncertainties and is qualified in its entirety by reference to the following important factors, among others, that could cause the actual results of the Company to differ materially from those statements: (i) timely development, acceptance and pricing of new products; (ii) timely implementation of manufacturing processes and transition to offshore manufacturing; (iii) ability to obtain production material and labor; (iv) the potential transition to value-added products; (v) the impact of competitive products and pricing; (vi) general industry trends; (vii) general economic conditions as they affect the Company’s customers and manufacturing contractors; (viii) availability of required financing on favorable terms; (ix) acts of war, or acts of terrorism as they affect the Company, its customers and manufacturing partners and (x)

other factors disclosed in this report and the Form 10-K for the year ended August 31, 2002 filed with the Securities and Exchange Commission.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk primarily due to fluctuations in interest rates. As of February 28, 2003, with all other variables held constant, a hypothetical one percentage point increase in interest rates would result in an increase in interest expense of approximately $59,000 on an annual basis due to the variable rate borrowings currently in place.

A significant portion of the Company’s products has a manufacturing process in foreign jurisdictions and is sold in foreign jurisdictions. The Company manages its exposure to currency exchange fluctuations by denominating most transactions in U.S. dollars. However, the Company may facilitate a minor portion of its sales in Euros. The Company considers the amount of its foreign currency exchange rate risk to be immaterial as of February 28, 2003 and accordingly has not entered into any hedging activity to mitigate such immaterial risk.

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

PART II. OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Pursuant to the annual meeting of stockholders of the Company held on January 23, 2003, the following actions were taken:

1.	The stockholders elected the following individuals as directors until the next annual meeting of stockholders or until their successors are duly elected and have qualified. The action was taken as evidenced by the following vote totals and percentages for each nominee of the Company’s then outstanding stock:

Director	Votes	%
David M. Kirk:
For	6,028,773	84%
Withheld	118,201	2%

Michael R. Bernique
For	6,092,233	85%
Withheld	54,741	1%

Cornelius C. Bond, Jr.
For	6,070,050	85%
Withheld	76,924	1%

Dean C. Campbell
For	6,070,550	85%
Withheld	76,924	1%

Francis J. Hughes, Jr.
For	6,070,550	85%
Withheld	76,924	1%

These five individuals constitute the entire board of directors serving at this time.

2.	The stockholders approved an amendment to the Company’s 1994 Non-Employee Directors Option Plan, to increase the automatic option grants to non-employee directors by 5,500 shares per year and the aggregate number of shares of common stock authorized for issuance under the plan by 100,000 (from 275,000 shares to 375,000 shares). The action was approved by the following vote totals and percentages of the Company’s then outstanding stock:

For	5,449,688	76%
Against	662,595	9%
Abstain	34,691	1%

3.	The stockholders approved an amendment to the Company’s 1997 Equity Incentive Plan, to increase the aggregate number of shares of common stock authorized for issuance under the plan by 200,000 (from 1,675,000 shares to 1,875,000 shares). The action was approved by the following vote totals and percentages of the Company’s then outstanding stock:

For	5,448,933	76%
Against	660,451	9%
Abstain	37,590	1%

4.	The stockholders ratified the selection of Deloitte & Touche LLP as the Company’s independent auditors for the fiscal year ending August 31, 2003. The action was approved by the following vote totals and percentages of the Company’s then outstanding stock:

For	6,010,073	84%
Against	121,831	2%
Abstain	15,070	0%

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits. The Company hereby incorporates by reference all exhibits filed in connection with Form 10-K for the year ended August 31, 2002.

(b)	Exhibits included:

Exhibit	Description
10.75	Amended and Restated Credit and Security Agreement between Registrant and Wells Fargo Business Credit, Inc. dated February 3, 2003.

10.76	Amended and Restated Revolving Note between Registrant and Wells Fargo Business Credit, Inc. dated February 3, 2003.

10.77	Amended and Restated Term Note between Registrant and Wells Fargo Business Credit, Inc. dated February 3, 2003.

10.78	Real Estate Term Note between Registrant and Wells Fargo Business Credit, Inc. dated February 3, 2003.

10.79	Deed of Trust, Security Agreement between Registrant and Wells Fargo Business Credit, Inc. dated February 3, 2003.

10.80	Amended and Restated Credit and Security Agreement between Registrant and Wells Fargo Bank Minnesota, N.A. dated February 3, 2003.

10.81	Amended and Restated Revolving Note between Registrant and Wells Fargo Minnesota, N.A. dated February 3, 2003.

10.82	Deed of Trust, Security Agreement between Registrant and Wells Fargo Minnesota, N.A. dated February 3, 2003.

99.1	Certificate Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 for CEO.

99.2	Certificate Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 for CFO.

(c)	The Company did not file any reports on Form 8-K during the quarter ended February 28, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RF MONOLITHICS, INC.

Dated: April 11, 2003	By:	/s/ DAVID KIRK

David Kirk CEO, President and Director

Dated: April 11, 2003	By:	/s/ HARLEY E BARNES III

Harley E Barnes III CFO

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, David M. Kirk, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of RF Monolithics, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 11, 2003	/s/ DAVID M. KIRK

David M. Kirk Chief Executive Officer and President

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Harley E Barnes III, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of RF Monolithics, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 11, 2003	/s/ HARLEY E BARNES III

Harley E Barnes III Chief Financial Officer

INDEX TO EXHIBITS

Exhibit	Description
10.75	Amended and Restated Credit and Security Agreement between Registrant and Wells Fargo Business Credit, Inc. dated February 3, 2003. (1)

10.76	Amended and Restated Revolving Note between Registrant and Wells Fargo Business Credit, Inc. dated February 3, 2003. (1)

10.77	Amended and Restated Term Note between Registrant and Wells Fargo Business Credit, Inc. dated February 3, 2003. (1)

10.78	Real Estate Term Note between Registrant and Wells Fargo Business Credit, Inc. dated February 3, 2003. (1)

10.79	Deed of Trust, Security Agreement between Registrant and Wells Fargo Business Credit, Inc. dated February 3, 2003. (1)

10.80	Amended and Restated Credit and Security Agreement between Registrant and Wells Fargo Bank Minnesota, N.A. dated February 3, 2003. (1)

10.81	Amended and Restated Revolving Note between Registrant and Wells Fargo Minnesota, N.A. dated February 3, 2003. (1)

10.82	Deed of Trust, Security Agreement between Registrant and Wells Fargo Minnesota, N.A. dated February 3, 2003. (1)

99.1	Certificate Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 for CEO.(1)

99.2	Certificate Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 for CFO.(1)

(1)	Filed as an exhibit to this Form 10-Q.