Form 10-Q
period 2003-05-31
RF MONOLITHICS INC /DE/
filed 2003-07-14
CIK 922204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 2003

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

As of June 30, 2003, 7,168,408 shares of the Registrant’s Common Stock, $.001 par value, were outstanding.

RF MONOLITHICS, INC.

FORM 10-Q

QUARTER ENDED MAY 31, 2003

Item Number		Page

	PART I. CONDENSED CONSOLIDATED FINANCIAL INFORMATION

1.	Condensed Consolidated Financial Statements:
	Condensed Consolidated Balance Sheets May 31, 2003 (Unaudited), and August 31, 2002	2

	Condensed Consolidated Statements of Operations—Unaudited Three and Nine Months Ended May 31, 2003 and 2002	3

	Condensed Consolidated Statements of Cash Flows—Unaudited Nine Months Ended May 31, 2003 and 2002	4

	Notes to Condensed Consolidated Financial Statements	5

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

3.	Quantitative and Qualitative Disclosures about Market Risk	26

4.	Controls and Procedures	26

	PART II. OTHER INFORMATION

6.	Exhibits and Reports on Form 8-K	27

	SIGNATURES

	CERTIFICATIONS

	INDEX TO EXHIBITS

PART I. CONDENSED CONSOLIDATED FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RF MONOLITHICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

	May 31, 2003	August 31, 2002
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$237	$273
Trade receivables—net	6,524	7,374
Inventories	7,460	10,642
Prepaid expenses and other	383	429

Total current assets	14,604	18,718

PROPERTY AND EQUIPMENT—Net	9,742	11,353

OTHER ASSETS—Net	332	439

TOTAL	$24,678	$30,510

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$3,071	$3,600
Accounts payable—trade	1,734	2,238
Accrued expenses and other current liabilities	1,515	1,603

Total current liabilities	6,320	7,441

LONG-TERM DEBT—Less current portion	1,472	2,844

OTHER LIABILITIES	205	216

STOCKHOLDERS’ EQUITY:
Common stock: 7,168 and 7,131 shares issued	7	7
Additional paid-in capital	33,068	32,969
Common stock warrants	842	800
Treasury stock, 36 common shares at cost	(227)	(227)
Accumulated deficit	(16,800)	(13,209)
Unearned compensation	(209)	(331)

Total stockholders’ equity	16,681	20,009

TOTAL	$24,678	$30,510

See notes to condensed consolidated financial statements.

RF MONOLITHICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS—UNAUDITED

(In Thousands, Except Per-Share Amounts)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2003	2002	2003	2002
SALES	$10,818	$10,439	$31,845	$31,969

COST OF SALES	10,418	7,873	25,826	24,604

GROSS PROFIT	400	2,566	6,019	7,365

OPERATING EXPENSES:
Research and development	833	805	2,394	2,294
Sales and marketing	1,230	1,222	3,609	3,547
General and administrative	683	660	1,987	2,090
Restructuring and impairment	1,216	—	1,216	—

Total operating expenses	3,962	2,687	9,206	7,931

INCOME (LOSS) FROM OPERATIONS	(3,562)	(121)	(3,187)	(566)

OTHER INCOME (EXPENSE):
Interest income	—	1	3	5
Interest expense	(141)	(242)	(458)	(896)
Other	9	(6)	71	(18)

Total other income (expense)	(132)	(247)	(384)	(909)

INCOME (LOSS) BEFORE INCOME TAXES	(3,694)	(368)	(3,571)	(1,475)

INCOME TAX EXPENSE (BENEFIT)	8	(991)	20	(991)

NET INCOME (LOSS)	$(3,702)	$623	$(3,591)	$(484)

EARNINGS PER SHARE
Basic	$(0.52)	$0.09	$(0.50)	$(0.07)

Diluted	$(0.52)	$0.09	$(0.50)	$(0.07)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	7,168	7,103	7,152	7,085

Diluted	7,168	7,169	7,152	7,085

See notes to condensed consolidated financial statements.

RF MONOLITHICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—UNAUDITED

(In Thousands)

	Nine Months Ended May 31,
	2003	2002
OPERATING ACTIVITIES:
Net income (loss)	$(3,591)	$(484)
Noncash items included in net (loss) income:
Depreciation and amortization	3,004	3,903
Charge for inventory obsolescence, restructuring and impairment	3,846	—
Provision for trade receivable allowance	25	69
Amortization of unearned compensation	134	186
Gain on disposal of property and equipment	(25)	—

Sub-total	6,984	4,158

Cash provided by (used in) operating working capital:
Trade receivables	825	962
Inventories	552	1,165
Prepaid expenses and other	46	310
Accounts payable—trade	(504)	(1,744)
Accrued expenses and other liabilities	(132)	(284)
Income taxes payable/receivable	—	(991)

Sub-total	787	(582)

Net cash provided by operating activities	4,180	3,092

INVESTING ACTIVITIES:
Acquisition of property and equipment	(2,530)	(102)
Proceeds from disposition of property and equipment	37	355
Change in other assets	49	29

Net cash provided by (used in) investing activities	(2,444)	282

FINANCING ACTIVITIES:
Borrowings on building mortgage	1,050	—
Borrowings on line of credit	30,797	31,270
Repayments of notes payable	(33,748)	(34,689)
Repayments of capital lease obligations	—	(49)
Repayments of accounts payable—construction and equipment	—	(116)
Proceeds from common stock and warrants issued	129	88

Net cash used in financing activities	(1,772)	(3,496)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(36)	(122)

CASH AND CASH EQUIVALENTS:
Beginning of period	273	332

End of period	$237	$210

SUPPLEMENTAL INFORMATION:
Interest paid	$286	$571

Income taxes paid	$22	$23

See notes to condensed consolidated financial statements.

RF MONOLITHICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. INTERIM FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements include all adjustments and accruals that in the opinion of the management of RF Monolithics, Inc. (the “Company” or “RFM”) are necessary for a fair presentation of the Company’s financial position as of May 31, 2003, and the results of operations and cash flows for the three and nine months ended May 31, 2003 and 2002. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2002, filed with the Securities and Exchange Commission.

Operating results for the nine months ended May 31, 2003, are not necessarily indicative of the results to be achieved for the full fiscal year ending August 31, 2003.

2. RECENT ACCOUNTING PRONOUNCMENTS

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123 (“SFAS 148”). SFAS 148 amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Management currently does not plan to transition to the fair value method of accounting for employee stock options. Accordingly, management does not believe that portion of SFAS 148 will impact the Company. However, management has provided the new fair value disclosures as required in this interim filing.

3. INVENTORIES AND INVENTORY RESERVES

In the third quarter of fiscal 2003, the Company increased inventory reserves by recording a $2.6 million charge related to obsolescence and write-down of inventory associated with its product line modification and rationalization approved in the Company’s current quarter. The charge was recorded as cost of sales in the Company’s condensed consolidated statement of operations. The Company intends to dispose of the written-down inventory over the next two quarters.

Inventories consist of the following (in thousands):

	May 31, 2003	August 31, 2002
Raw materials and supplies	$3,639	$4,236
Work in process	3,078	3,612
Finished goods	4,211	4,299

Total gross inventories	10,928	12,147
Less inventory reserves	(3,468)	(1,505)

Total inventories	$7,460	$10,642

4. PROPERTY AND EQUIPMENT

In the third quarter of fiscal 2003, the Company recorded an impairment of fixed assets charge of $1.2 million. This was to write down fixed assets resulting from the continuation of its facility consolidation. See footnote 8 on restructuring and impairment.

On February 3, 2003, the Company purchased one of the two buildings that it had been leasing for its Dallas headquarters. The purchase price was $1,400,000. Of this amount, $310,000 was allocated as Land cost and $1,090,000 as Building cost based on relative fair values. The building is an approximately 31,000 square foot facility and contains the Company’s wafer fabrication operations. Of the purchase price, $1,050,000 was financed by the credit facility described below. The building is being depreciated over ten years.

Property and equipment includes construction in progress of $1,022,000 at May 31, 2003, and $28,000 at August 31, 2002, which is composed of building improvements and other assets not yet placed in service. The project is scheduled to be completed in the fourth quarter at which time the assets will be placed in service and depreciated over their estimated useful lives.

5. CREDIT FACILITIES

Balances outstanding under the Company’s credit facilities were as follows (in thousands):

	May 31, 2003	August 31, 2002
Revolving line-of-credit	$2,609	$5,063
Term note	966	1,416
Real estate term note	1,024	—

	4,599	6,479
Less: Current maturity	3,071	3,600

	1,528	2,879
Unamortized debt discount	(56)	(35)

Long-term debt	$1,472	$2,844

On December 8, 2000, the Company entered into a Security and Loan Agreement (“Original Agreement”). On February 3, 2003, the Original Agreement was amended and restated (“Amended and Restated Agreement”) and consists of (i) a revolving line-of-credit facility of up to $13,500,000, limited to an available borrowing base, which is based on the levels of eligible accounts receivable and inventory, as defined in the Amended and Restated Agreement, (ii) a term note of $3,000,000 and (iii) a real estate term note of $1,050,000. Substantially all the assets of the Company, tangible and intangible, are pledged as collateral. The Amended and Restated Agreement calls for an interest rate of bank prime plus 1.5% (5.75% on May 31, 2003).

The revolving credit facility borrowing base at May 31, 2003, had an additional $5,374,000 available to borrow. An additional $5,517,000 may become available under the revolving credit facility if the Company’s borrowing base were to increase sufficiently to support the increased borrowing.

The term note requires monthly principal payments of $50,000 plus interest, which began January 2001. The Amended and Restated Agreement was amended in May 2003 to require the Company to pay down the balance of the term note to $500,000 in the fourth quarter. The term note also requires additional principal payments equal to the appraised value of any equipment either being sold or moved to support the offshore manufacturing initiative since the equipment serves as collateral for the term note.

To finance the Company’s purchase of a building at its Dallas headquarters (see Note 4), a real estate term loan was established under the Amended and Restated Agreement on February 3, 2003 for $1,050,000. The real estate term note requires monthly principal payments of $8,750 plus interest, which began in March 2003.

The Amended and Restated Agreement will expire in December 2005. In connection with the Original Agreement, the Company entered into a warrant purchase agreement with the lender and issued warrants to purchase 30,000 shares of the Company’s common stock at an exercise price of $5.00 per share. The warrants expire 10 years from date of issuance and the fair value assigned to these warrants of $85,000 was accounted for as a debt discount and is being amortized over the period of the Original Agreement. In connection with the amendment in May 2003 to the Amended and Restated Agreement, the Company entered into a warrant purchase agreement with the lender and issued warrants to purchase 30,000 shares of the Company’s common stock at an exercise price of $3.75 per share. The closing price of the Company’s common stock as of May 31, 2003 was $3.10 per share. The warrants expire 3 years from date of issuance and the fair value assigned to these warrants of $42,000 was accounted for as a debt discount and is being amortized over the remaining period of the Amended and Restated Agreement. An additional cost of the amendment was $10,000 in bank fees that was expensed in the current quarter.

The Amended and Restated Agreement contains financial covenants relating to various matters, including but not limited to minimum net worth, quarterly and monthly earnings, limitations on changes in corporate structure, and restrictions on dividends and capital spending. The Company was in compliance with all covenants as of May 31, 2003. Although the Company believes that it will be able to continue to meet the covenants, there is no assurance that this will occur. Should there be a covenant violation without a waiver or amendment, the maturity of the Company’s debt could be accelerated and other sources of cash would be needed.

6. STOCK COMPENSATION

The following table illustrates the stock option activity for fiscal 2003 by quarter as of May 31, 2003:

	Options Granted	Recipients	Exercise Price	Stock Option Type	Plan
First Quarter:	48,000	Employees	$3.17	Non-qualified	1999 Equity Incentive Plan
	50,000	Officers	$3.23	Incentive	1997 Equity Incentive Plan
	20,000	Directors	$3.23	Non-qualified	1997 Equity Incentive Plan
	8,000	Officers	$2.90	Incentive	1997 Equity Incentive Plan

Total	126,000

Second Quarter:	23,000	Consultants	$2.69	Non-qualified	1999 Equity Incentive Plan
	18,000	Directors	$2.82	Non-qualified	1994 Directors’ Option Plan
	22,000	Directors	$2.66	Non-qualified	1994 Directors’ Option Plan
	1,000	Consultants	$2.44	Non-qualified	1999 Equity Incentive Plan

Total	64,000

Third Quarter:	65,000	Employees	$2.89	Non-qualified	1999 Equity Incentive Plan
	80,000	Officers	$3.15	Incentive	1997 Equity Incentive Plan

Total	145,000

YTD May 31, 2003	335,000

In September 2002, the Company approved an amendment to its 1999 Equity Incentive Plan to increase the aggregate number of shares of common stock authorized for issuance under the plan by 300,000 (from 701,200 shares to 1,001,200 shares).

In January 2003, the stockholders approved an amendment to the Company’s 1994 Non-Employee Directors’ Stock Option Plan to increase the aggregate number of shares of common stock authorized for issuance under the plan by 100,000 (from 275,000 shares to 375,000 shares). Also in January 2003, the stockholders approved an amendment to the Company’s 1997 Equity Incentive Plan to increase the aggregate number of shares of common stock authorized for issuance under the plan by 200,000 (from 1,675,000 shares to 1,875,000 shares).

The Company currently accounts for its stock option plans under APB No. 25 and related Interpretations and accordingly does not recognize compensation expense for options granted to employees and directors. All options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Options granted to consultants are accounted for under SFAS No. 123 and are valued using the Black-Scholes model. Compensation expense of such options is recognized over the vesting life of the options, which is aligned with the consulting service life. As permitted by SFAS No. 123 and amended by SFAS No. 148, the Company will continue to apply APB No. 25 to its stock-based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share.

The following table illustrates the effect on net income and earnings per share as if the fair value based method under SFAS No. 123 had been applied to all outstanding vested and unvested awards in each period (in thousands except per share amounts):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2003	2002	2003	2002
Net income (loss), as reported	$(3,702)	$623	$(3,591)	$(484)
Add: Stock option based compensation expense included in reported net income, net of related tax effects.	5	2	13	6
Deduct: Total stock option based compensation expense determined under fair value based method for all awards, net of related tax effects.	(291)	(330)	(932)	(970)

Pro forma net income (loss)	$(3,988)	$295	$(4,510)	$(1,448)

EARNINGS PER SHARE
Basic—as reported	$(0.52)	$0.09	$(0.50)	$(0.07)

Basic—pro forma	$(0.56)	$0.04	$(0.63)	$(0.20)

Diluted—as reported	$(0.52)	$0.09	$(0.50)	$(0.07)

Diluted—pro forma	$(0.56)	$0.04	$(0.63)	$(0.20)

See Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional discussion of the Company’s stock option plans.

7. SALES REVENUE

The following table sets forth the components of the Company’s sales and the percentage relationship of the components to sales by product area for the periods indicated (in thousands, except percentage data):

	Amounts				% of Total
	Three Months Ended May 31,		Nine Months Ended May 31,		Three Months Ended May 31,		Nine Months Ended May 31,
	2003	2002	2003	2002	2003	2002	2003	2002
Low-power Product Group:

Low-power Components	$5,104	$5,955	$17,075	$18,974	47%	57%	53%	59%
Virtual Wire® Radio products	3,115	2,305	7,937	5,992	29	22	25	19

Subtotal	8,219	8,260	25,012	24,966	76	79	78	78

Communications Products Group:

Frequency Control Modules	668	642	1,586	1,686	6	6	5	5
Filters	1,793	1,405	4,682	4,767	17	14	15	15

Subtotal	2,461	2,047	6,268	6,453	23	20	20	20

Total Product Sales	10,680	10,307	31,280	31,419	99	99	98	98
Technology development sales	138	132	565	550	1	1	2	2

Total Sales	$10,818	$10,439	$31,845	$31,969	100%	100%	100%	100%

8. RESTRUCTURING AND IMPAIRMENT

In the third quarter of fiscal 2003, the Company recorded pre-tax charges of approximately $3.8 million associated with its approved plan to consolidate facilities, accelerate the migration of its component and filter products to smaller packages by modifying its product line strategy, reallocating resources to support the newer, smaller package products and discontinuing selected products. The charges consisted of impairment of fixed assets of $1.2 million resulting from the continuation of its facility consolidation and a write-down of inventory of $2.6 million. Additionally, the Company incurred $33,000 restructuring costs related to the severance of 12 employees. This headcount reduction resulted from the consolidation of operations at the Company’s Dallas headquarters.

The following represents a reconciliation of the employee severance accrual, which is included in Accrued expenses and other current liabilities in the accompanying financial statements (in thousands):

Nine Months Ended May 31, 2003
Beginning balance	$—
Employee severance accrued	33
Severance payments to employees	—
Ending balance	$33

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Critical Accounting Policies

The Company prepares condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, the Company is required to make certain estimates, judgements and assumptions that it believes are reasonable based upon the information available. These estimates, judgements and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies, which are believed to be the most critical to aid in fully understanding and evaluating reported financial results, are in our Annual Report filed November 21, 2002 on Form 10-K. No significant changes have been made to our critical accounting policies during the period covered by this filing.

Results of Operations

The following discussion relates to the financial statements of the Company for the three and nine months ended May 31, 2003 (current quarter and current year-to-date period) of the fiscal year ending August 31, 2003, in comparison to the three and nine months ended May 31, 2002 (comparable quarter of the prior year and prior year-to-date period) of the fiscal year ended August 31, 2002. In addition, certain comparisons with the three months ended February 28, 2003 (previous quarter) are provided where management believes it is useful to the understanding of trends. Also, there are some forward-looking statements that refer to the Company’s subsequent quarter ending August 31, 2003 (next quarter or fourth quarter).

The selected financial data for the periods presented may not be indicative of the Company’s future financial condition or results of operations.

The following table sets forth, for the three and nine months ended May 31, 2003 and 2002, (i) the percentage relationship of certain items from the Company’s statements of operations to sales and (ii) the percentage change in these items between the current period and the comparable period of the prior year:

	Percentage of Total Sales				Percentage Change From
	Three Months Ended May 31		Nine Months Ended May 31		Three Months Ended May 2002 to 2003	Nine Months Ended May 2002 to 2003
	2003	2002	2003	2002
Sales	100%	100%	100%	100%	4%	0%
Cost of sales	96	75	81	77	32	5

Gross profit	4	25	19	23	(84)	(18)

Research and development	8	8	8	7	3	4
Sales and marketing	12	12	11	11	1	2
General and administrative	6	6	6	7	3	(5)
Restructuring and impairment	11	0	4	0	n/a	n/a

Total operating expenses	37	26	29	25	47	16

Income from operations	(33)	(1)	(10)	(2)	(2,844)	(463)
Other income (expense), net	(1)	(2)	(1)	(3)	(47)	(58)

Income before income taxes	(34)	(3)	(11)	(5)	(904)	(142)
Income tax expense	0	(9)	0	(3)	101	102

Net income	(34)%	6%	(11)%	(2)%	(694)%	(643)%

Sales

Total sales increased 4% in the current quarter compared to the comparable quarter of the prior year and the previous quarter. The increase from the prior year was primarily due to an increase in the number of units sold of the Company’s Virtual Wire® Short-range Radio, Frequency Control Module and Filter products, which resulted from increased market acceptance of newer applications for these products. Sales of the Company’s Low-power Component products decreased during these periods, primarily because of lower average selling prices of these products due to competitive pressures, particularly for automotive customers.

The Company expects sales for the next quarter to remain relatively flat to slightly up from the current quarter. It has experienced increased orders for tire pressure monitoring applications for Low-power Component products, but decreased orders for promotional consumer applications for Virtual Wire® Short-range Radio products. Because of lack of visibility into its customers’ sales channels, the Company cannot make an estimate of sales beyond the next quarter.

Sales for the current year-to-date period were almost the same as the prior comparable year-to-date period. Sales for the Company’s Low-power Component products decreased primarily due to a decreased number of units sold of older TO-39 style products, a historical trend that has been seen for some time as customers convert to Virtual Wire® Short-range Radio products or to less-expensive competitor products. In addition, the Company experienced lower average selling prices for Low-power Component products due to competitive pressures. This was partially offset by increased sales of Virtual Wire® Short-range Radio products, due to an increase in the number of units sold, primarily for newer applications in industrial and consumer markets. Sales for Frequency Control Modules and Filter products were comparable to the prior year.

Low-power Component sales in the current quarter were 14% less than the comparable quarter of the prior year, and 6% less than the previous quarter. The number of units sold in the current quarter was slightly less than the comparable quarter of the prior year, but slightly more than the previous quarter. The significant trend was for lower average selling prices, particularly for customers in automotive markets. The decrease in average selling prices was 9% from the previous quarter, reflecting several major contracts in which competitive pressures led to lower average selling prices. The Company believes that average selling prices may continue to decline in future periods due to competitive conditions in this market and it is not certain that it can maintain its market share. As a result of these factors, sales for Low-power Components are unlikely to increase over the long term and may decline. There is potential for this to be partially offset by growth in the tire pressure monitoring systems discussed below.

Competitive pressures and consumer preferences in the Low-power Components and filter markets caused the Company to change its marketing strategy in the current quarter to significantly accelerate the migration of these products to smaller packages. In addition, the Company modified its product line strategy by reallocating resources to support products in newer, smaller packages and discontinue selected products. The Company’s product rationalization strategy to discontinue selected products is expected to result in a reduction in sales of less than 1%. The Company believes it has the package sizes available to meet or exceed competitive offerings and meet customer expectations.

Sales for the Company’s Low-power Component products continue to be heavily influenced by the production schedules of its automotive customers. Sales were at relatively normal production levels in the current quarter, but orders for tire pressure monitoring applications increased, and as a result the Company expects that sales of these products will increase in its fourth quarter. Legislation that will take effect later in calendar year 2003 mandating tire pressure monitoring systems in new passenger vehicles should increase sales of Low-power Component products for that application. The Company’s products support the direct conversion method of tire pressure monitoring. There are alternative technologies for meeting this requirement; therefore, there is no assurance that the Company will benefit significantly from the legislation. Also impacting this product line’s sales in the current quarter was the conversion of an industrial customer from TO-39 Low-power Components to Virtual Wire® Short-range Radio products for its newer generation products.

Virtual Wire® Short-range Radio products sales in the current quarter increased 35% in comparison to the comparable quarter of the prior year and 14% in comparison to the previous quarter. The increases were due to more units sold due to higher market acceptance by customers in industrial and consumer markets. In particular, sales supporting a consumer recreational application increased, reflecting the customer’s promotional strategy for that product. The Company believes sales for consumer applications may continue to fluctuate in future periods in response to various customer promotions. Also, an industrial customer migrated its requirements from Low-power Component products to Virtual Wire® Short-range Radio products for newer generation products. Distribution sales of these products did decline, due to decreased sales for a particular medical application resulting from what the Company believes are temporary reasons. The Company believes Virtual Wire® Short-range Radio products represent a significant opportunity for sales growth due to the technical advantages they provide to potential customers in a wide range of low-power wireless applications. However, due to uncertainties in customer development programs and the impact that economic conditions have on these programs, there is no assurance that sales for these products will continue to increase, or even be maintained at the current levels.

Sales of Filter products in the current quarter increased 28% from the comparable quarter of the prior year and 23% from the previous quarter. The primary reason for the increase was a large increase in the number of units sold for new applications, such as satellite radios and Global Positioning Satellite (GPS) systems. The increase in number of units sold was partially offset by a decrease in average selling prices as a result of changes in product mix. In the current quarter, the number of units sold of relatively high-priced Filters for telecommunications applications declined due to continuing weakness in that industry. This was partially offset by an increase in sales for new relatively low-priced Filters for automotive satellite radio applications, consumer GPS applications and telecommunications Code Division Multiple Access (CDMA) 2000 and Wide Band CDMA applications. The Company has devoted significant resources to developing and supporting the growth of its Filter products and believes that acceptance of these products will grow in future periods. However, the product development and introduction cycle for Filter products is largely under the customers’ control. As a result, it is difficult to predict whether or not the focus on Filter products will continue to result in increased sales. The Company believes the telecommunications market is currently very unpredictable due to its economic condition, and it is impossible to predict sales in this particular market with any precision.

Sales of Frequency Control Modules in the current quarter increased 4% from the comparable quarter of the previous year and 26% from the previous quarter, primarily due to an increased number of units sold to customers in high-end computer markets. While there were sales increases in these markets in the current quarter, it is not known when, or if, a general economic recovery will occur for increases in sales for Frequency Control Module products in other markets that have been very depressed in recent periods.

The Company’s top five customers collectively accounted for 32%, 38% and 35% of the Company’s sales in the current quarter, the comparable quarter of the prior year and the previous quarter, respectively. Distribution related customers collectively accounted for 17%, 24% and 26% of the Company’s total sales in the current quarter, the comparable quarter of the prior year and the previous quarter, respectively. No customers accounted for more than 10% of sales for the current quarter. One customer, Insight Electronics, a North American distributor, accounted for 13% of total sales in the comparable quarter of the prior year and 12% of total sales in the previous quarter. The decrease in the current quarter was due to a decrease in the number of units sold of the Company’s Virtual Wire® Short-range Radio products for a specific medical application, as mentioned above. The Company’s sales strategy is to seek diversification in its customer base. However, due to the very competitive nature of the markets in which it competes, the Company is not certain it will be able to continue to achieve this diversification.

International sales were 50%, 52% and 50% of the Company’s sales during the current quarter, the comparable quarter of the prior year and the previous quarter, respectively. The Company considers all product sales with a delivery destination outside of North America to be international sales. These sales are denominated primarily in U.S. currency, although the Company has made arrangements to handle a limited amount of sales in Euros. The Company has not entered into any hedging activities to mitigate the exchange risk associated with sales in foreign currency. The Company intends to continue its focus on international sales in the future and expects that international sales will continue to represent a significant portion of its business. However, international sales are subject to fluctuations as a result of local economic conditions and competition. Therefore, the Company cannot predict whether it will continue to derive similar levels of its business from international sales.

The Company expects that sales for the fourth quarter will be flat to slightly up from the current quarter. However, the Company’s success is highly dependent on achieving technological advances in its product design and manufacturing capabilities, as well as its ability to sell its products in a competitive marketplace that can be influenced by outside factors such as economic and regulatory conditions.

Competition includes alternative technologies and competitors duplicating the Company’s technologies that may adversely affect selling prices and market share.

The Company has in the past experienced sudden increases in demand, which have put pressure on its manufacturing facilities to increase capacity to meet this demand. In addition, some new products may require different manufacturing processes than the Company currently possesses. The Company has also transitioned the majority of its assembly capability to offshore contractors. The Company may not be able to continue to increase its manufacturing capacity, the manufacturing capacity of its assembly contractors, or improve its manufacturing processes in a timely manner so as to take advantage of increased market demand. Failure to do this would result in a loss of potential sales. The Company has a cross-qualification program to have more than one offshore contractor qualified to assemble its products. There is no assurance that this will be effective for every situation.

Gross Profit

The current quarter gross margin of 3.7% decreased from 24.6% in the comparable quarter of the prior year and from 26.4% gross margin in the previous quarter. The current quarter cost of sales was $10.4 million or 96.3% of sales. This included a $2.6 million non-cash charge (24.3% of sales) for obsolescence and write-down of inventory, as explained below. The current quarter decrease in gross profits due to the inventory write-down was partially offset by a continuation of cost reduction achieved as a result of the Company’s restructuring program. Most of the Company’s assembly production has been moved offshore and there has been a large reduction in the Company’s Dallas workforce as a result.

In the current quarter the Company changed its marketing strategy to significantly accelerate the migration of its Low-power Component and Filter products to smaller packages. This was done in response to an abrupt shift in market requirements towards smaller packages. The Company experienced significant decreases in average selling prices for older style products in its second and third quarters and saw significant acceptance by its customers of new products in smaller packages. As a result, the Company modified its product line strategy by reallocating resources to support those newer products and by discontinuing selected products. The Company’s product rationalization strategy resulted in a reduction of approximately 50% in the number of products offered, with less than a 1% projected reduction in future sales. The change in strategy and reduction in the number of products offered, as well as other factors, resulted in a $3.8 million non-cash charge, of which $2.6 million related to the write-down of inventory recorded as cost of sales on the Company’s condensed consolidated statements of operations. The Company intends to dispose of the written-down inventory over the next two quarters.

The current year-to-date gross margin was 18.9%, which is a significant decrease from the gross margin of 23.0% last year. The decrease was primarily due to the $2.6 million (8.3% of sales) non-cash charge to cost of sales in the current quarter, as explained above. The year-to-date decrease in gross profit due to the inventory write-down was partially offset by the ongoing impact of the restructuring and cost reduction programs.

The Company’s gross margin continues to be influenced by several factors, some of which were favorable and some of which were unfavorable. The largest factor was the impact of the non-cash charge for obsolescence and write-down of inventory explained above. The next largest unfavorable factor was a decrease in average selling prices. As noted above, there was a reduction in average selling prices for Low-power Component products due to competitive pressures. In addition, there was a significant reduction in average selling prices for Filter products due to a product mix shift and competitive pressures. Also some of the newer products in several product categories were reaching volume production status in which contracts with customers called for lower prices as volume commitments increased. The Company expects that the trend towards lower average selling prices within its product lines will continue due to competitive pressures and the fact that newer products are reaching price breaks with increasing levels of volume. Another unfavorable factor that occurs from time to time is the fact that new products encounter ramp up costs associated with new manufacturing processes. For instance, certain Filter products were noted in the prior quarter to have process ramp up issues, which were much diminished in the current quarter. However, the Company continues to introduce new products into its manufacturing processes, which are subject to the same types of issues, so there is no assurance that similar problems can be avoided in the future.

Offsetting these unfavorable factors were three favorable factors that represent the Company’s long term efforts to improve gross margins. The first was a favorable shift in product mix. The Company’s value added products such as Virtual Wire® Short-range Radio products, Frequency Control Modules and custom Filters have a greater long-term potential for gross margins than the very competitive Low-power Component products. In the current quarter, these potentially higher margin products represented 52% of total sales, compared to only 45% in the previous quarter. This factor helped gross margin in the current quarter by approximately 2% of sales. The Company believes this mix is indicative of what it plans for long term sales, but that this favorable mix is not expected to recur in its fourth quarter. The second favorable factor was success in the Company’s efforts at ongoing cost reduction. Partially offsetting the charge was the fact that each of the product lines achieved cost reduction on a per unit manufacturing cost basis in the current quarter compared to both the comparable quarter of the prior year and the previous quarter. The only exception was the Filter line, for the reasons stated above. Over the last two quarters, the Company has consolidated its Pilot Line production facility with its wafer fabrication facility. This is expected to result in approximately $200,000 in savings per quarter, starting in the fourth quarter. The Company intends to continue its efforts to reduce manufacturing costs in future periods. The third favorable factor in the current quarter was the fact that sales volume increased slightly, causing relatively high fixed manufacturing costs to be spread over a larger amount of sales. If sales were to decrease in future periods, this factor could become an unfavorable one.

The discussion above indicates that there are various factors that may have a material impact on the Company’s gross margins. Any one of them could cause a significant change in gross margin in either a favorable or unfavorable way, depending on the circumstances. This makes long term estimates of its gross margin very difficult. However, the Company believes that while its product mix will not be as favorable and pricing pressures will continue, gross margins in the fourth quarter will be 26% to 28% of sales.

Research and Development

Research and development expenses in the current quarter were similar to the comparable quarter of the prior year, as well as the previous quarter. Year-to-date research and development expenses increased approximately $100,000, or 4%, primarily due to a decreased amount of costs related to technology development contracts to be included in Cost of Sales that caused a corresponding increase in research and development expenses. The Company believes that the continued development of its technology and new products is essential to its success and is committed to continue to devote significant resources to research and development. The Company expects research and development expenses may increase or stay approximately the same in absolute dollars over the next several quarters.

Sales and Marketing

Current quarter sales and marketing expenses were similar to the comparable quarter of the prior year, while they increased approximately $71,000, or 6%, compared to the previous quarter. The increase from the previous quarter was due to seasonal reductions in expense that tend to occur in the second quarter. Year-to-date sales and marketing expenses were also comparable to the prior year. The Company expects to incur slightly increased sales and marketing expenses in the next quarter, due to the creation of a Module Group. The Module Group is a team of technical and marketing resources which will focus on opportunities which integrate various technologies that blend the company’s SAW and RF expertise with new packaging capabilities to develop higher value-added module products. In addition, sales commission expenses will continue to fluctuate in line with sales levels.

General and Administrative

General and administrative expenses for the current quarter were comparable to the prior comparable period, and the previous quarter. Year-to-date general and administrative expenses decreased approximately $103,000, or 5%. The Company continued to focus on this area for cost reduction. The Company expects general and administrative expenses may increase or stay approximately the same in absolute dollars over the next several quarters.

Restructuring and Impairment Expense

In the current quarter, the Company identified additional opportunities to create efficiencies in its Dallas operations by consolidating its Pilot Line and Wafer Fabrication facilities into a recently purchased building that had formerly been leased. For this and other reasons, it incurred non-cash charges of $3.8 million, of which $1.2 million was primarily for equipment and other assets that will no longer be usable in its operations. The $1.2 million charge was recorded as restructuring and impairment in the Company’s condensed consolidated statements of operations. The Company expects to dispose of these assets over the next year. As mentioned previously, the Company expects quarterly savings of approximately $200,000 from this consolidation, starting in the fourth quarter. The Company does not expect to incur any significant restructuring and impairment expenses in its fourth quarter.

Total Operating Expenses

Total operating expenses were $4.0 million in the current quarter, which were $1.3 million greater than the comparable quarter of the prior year and $1.4 million greater than the previous quarter. The primary reason for these increases was the $1.2 million in restructuring and impairment expenses as discussed above. The Company continued its program to control operating expenses. Other than restructuring and impairment expenses, total operating expenses year-to-date were approximately the same as last year. The Company believes it has the resources in place to execute its operating plan. Therefore, it does not expect operating expenses to change materially over the next several quarters, other than its plan to increase sales and marketing expenses slightly as noted above and changes related to sales volume and the resulting impact on sales commission expense.

Income (Loss) from Operations

Loss from operations was $3.6 million in the current quarter compared to a loss from operations of $121,000 in the comparable quarter of the prior year. This was primarily due to $3.8 million in non-cash charges to cost of sales for obsolescence and write-down of inventory and to operating expenses for restructuring and impairment expenses. Year-to-date loss from operations was $3.2 million, compared to the loss from operations of $0.6 million in the prior year-to-date period. The current year-to-date period includes the impact of $3.8 million in non-cash charges to cost of sales for obsolescence and write-down of inventory and to operating expenses for restructuring and impairment expenses.

Other Income (Expense)

Total other expenses were $132,000 in the current quarter, compared to $247,000 for the comparable quarter of the prior year and $109,000 in the previous quarter. The decrease in total other expenses from the prior year results primarily from a decrease in interest expenses resulting from a lower amount borrowed and lower interest rates. The increase in total other expenses from the previous quarter results from the fact that the previous quarter includes other income related to currency transactions and sales of equipment that did not recur in the current quarter. Year-to-date total other expenses decreased in the current year by approximately $525,000, or 58%, due primarily to a decrease in interest expenses resulting from a lower amount borrowed and lower interest rates. In the current year, the Company has paid down approximately $1.9 million in overall bank debt. The Company expects operating cash flow to continue to be positive, and it intends to use a portion of that cash flow to continue to pay down bank debt, thus further reducing interest expense. As a result, total other expenses are expected to decrease over the next several quarters.

Income Before Income Taxes

Current quarter loss before taxes was $3.7 million, compared to a $368,000 loss in the comparable quarter of the prior year. The increased loss was primarily due to $3.8 million in non-cash charges to cost of sales for obsolescence and write-down of inventory and to operating expenses for restructuring and impairment expenses. The year-to-date loss before taxes was $3.6 million, compared to $1.5 million loss for the prior year-to-date period. The current year-to-date period includes the impact of $3.8 million in non-cash charges discussed above.

Income Tax Expense

Due to prior period losses as well as the general economic environment, the Company continues to maintain a full valuation allowance on its deferred tax assets. The Company retains the tax benefits involved and will realize the benefits in future periods to the extent the Company is profitable. As of the end of last fiscal year, the Company has income tax carry forwards of $15,821,716, $122,365, $576,911 and $35,341 related to net operating losses, alternative minimum federal income tax benefits, general business credits and foreign tax credits, respectively, available to reduce future federal income tax liabilities. The net operating loss carry forward begins to expire August 31, 2020. In the current quarter, the Company recorded a small provision for state income tax and expects to continue to record relatively small state income tax provisions in future periods.

In the prior year, the Company benefited from a change in legislation that allowed companies to obtain tax refunds for taxes paid in additional periods and additional categories of taxes. As a result, it recorded a $991,000 income tax benefit, which was subsequently received in the following quarter. The Company does not expect to receive any additional tax refunds from this legislation.

Net Income

The net loss in the current quarter was $3.7 million, or $.52 per diluted share, compared to a net income of $623,000, or $.09 per diluted share, for the comparable quarter of the prior year. This was primarily due to $3.8 million in non-cash charges to cost of sales for obsolescence and write-down of inventory and to operating expenses for restructuring and impairment expenses. The prior year included the benefit of a $991,000 tax refund. The current year-to-date net loss was $3.6 million, compared to a loss of

$0.5 million in the comparable year-to-date period. The current year-to-date period includes the impact of $3.8 million in non-cash restructuring charges to cost of sales for obsolescence and write-down of inventory and to operating expenses for restructuring and impairment expenses. The prior year included the benefit of a $991,000 tax refund.

Financial Condition

Financing Arrangements

On December 8, 2000, the Company entered into a Security and Loan Agreement (“Original Agreement”). On February 3, 2003, the Original Agreement was amended and restated (“Amended and Restated Agreement”) and consists of (i) a revolving line-of-credit facility of up to $13.5 million, limited to an available borrowing base, which is based on the levels of eligible accounts receivable and inventory, as defined in the Amended and Restated Agreement, (ii) a term note of $3.0 million and (iii) a real estate term note of $1.1 million. The revolving credit facility includes a $5.0 million line of credit that is supported by the Export/Import bank (Exim bank). The Amended and Restated Agreement calls for an interest rate of bank prime plus 1.5%.

The structure of the Amended and Restated Agreement ties amounts borrowed under the agreement to a borrowing base consisting of certain receivables, inventory, and fixed assets. Substantially all the assets of the Company, tangible and intangible, are pledged as collateral. The term note requires equal monthly payments of principal totaling $50,000 plus interest. The Amended and Restated Agreement was amended in May of 2003 to require the Company to pay down the balance of the term note to $500,000 in the fourth quarter. The term note also requires the Company to pay off a portion of the term note in relation to the equipment either being sold or moved offshore, since the equipment is collateral for the term note. The portion to pay off is equal to the appraised value of the equipment being moved. There is no assurance that this can be accomplished on favorable terms. Should that not occur, there could be a slowdown in the Company’s plans to sell off excess assets or expand offshore production. The real estate term note requires monthly principal payments of $8,750 plus interest, which began in March 2003.

The Amended and Restated Agreement contains financial covenants relating to various matters, including but not limited to minimum net worth, quarterly and monthly earnings, limitations on changes in corporate structure, and restrictions on dividends and capital spending. The Company was in compliance with all covenants as of May 31, 2003. In connection with an amendment in May 2003 to the Amended and Restated Agreement, the Company entered into a warrant purchase agreement with the lender and issued warrants to purchase 30,000 shares of the Company’s common stock at an exercise price of $3.75 per share. The closing price of the Company’s common stock as of May 31, 2003 was $3.10 per share. The warrants expire 3 years from date of issuance and the fair value assigned to these warrants of $42,000 was accounted for as a debt discount and is being amortized over the remaining period of the Amended and Restated Agreement. An additional cost of the amendment was $10,000 in bank fees that was expensed in the current quarter. Although the Company believes that it will be able to continue compliance with the covenants, there is no assurance that this will occur. Should there be a covenant violation without a waiver or amendment, the maturity of the Company’s debt could be accelerated and other sources of cash would be needed.

Liquidity

The major source of liquidity at May 31, 2003, consisted of approximately $0.2 million of cash and $5.4 million available under the revolving credit facility. Net cash provided by operating activities was $4.2 million for the current year-to-date period as compared to $3.1 million for the prior year-to-date period, primarily due to an increase in net cash provided by operating working capital. The current year-to-date loss was approximately $3.1 million greater than the prior year-to-date period, but this was largely offset by a $2.8 million increase in non-cash items included in net loss, primarily resulting from a $3.8 million charge. The prior year included the benefit of a $991,000 tax refund. Cash provided by operating working capital was $0.8 million in the current year, compared to $0.6 million cash used in operating working capital in the prior year. In both years, more than $1.3 million was provided by overall reductions in trade receivables and inventory. Collection of receivables improved on a days-sales outstanding measurement to the low to mid 50-day range in the current year. The reduction in inventory in both years was primarily the result of the Company’s move to offshore assembly in which the contractors take responsibility for some of the raw materials required. In both years, current liabilities were paid down, but the reduction in accounts payable was $1.2 million greater in the prior year. In addition, in the prior year, there was a $991,000 increase in income taxes receivable as a result of a tax refund.

The Company’s plan is to maintain a positive operating cash flow from operations for the next twelve months. The Company has been able to do this for eight consecutive fiscal quarters. Since capital expenditures are expected to be relatively low in the next twelve months and the Company has a positive working capital balance, the Company expects to operate in a normal manner during that period, despite a relatively low amount of cash reserves. However, there can be no assurance that this will be achieved.

Cash used in investing activities was $2.4 million for the current year-to-date period, as compared to cash generated from investing activities of $0.3 million for the prior year-to-date period. This was primarily due to the fact that the Company acquired capital equipment of approximately $2.5 million in the current year, principally for purchase and improvements on a building that was partially financed by a mortgage on the property. In the prior year, the Company generated proceeds from disposing of equipment of $0.4 million. The Company expects to acquire up to an additional $.5 million of capital equipment by the end of fiscal 2003. Due to its offshore manufacturing initiative, the Company does not expect to require significant additions to its assembly facilities or equipment.

Net cash used in financing activities was $1.8 million in the current year-to-date period, compared to $3.5 million in the prior year-to-date period. The decrease in cash used in financing activities was primarily due to the current year borrowing on a new mortgage on its building of $1.1 million. In both years, there was a reduction in bank debt related to its revolving credit facility and term note, $3.0 million in the current year and $3.4 million in the prior year. Under the Company’s revolving credit facility, all receipts on trade receivables are applied to the loans that are outstanding and the Company borrows funds to support its activities according to its borrowing base. As a result, repayments on debt and borrowings are large relative to sales.

As of May 31, 2003, the Company had approximately $5.4 million available in cash under its revolving credit facility based upon the borrowing base at that time. In addition, approximately $5.5 million may become available under the revolving credit facility if the Company’s borrowing base were to increase sufficiently to support the increased borrowing. However, there can be no assurance that this will happen.

While the Company has reported positive operating cash flow for the last eight quarters, a reduction in sales or gross margins could occur due to economic or other factors. The Company believes that cash generated from operations, its cash balances, and the amounts available under its revolving credit facility will be sufficient to meet the Company’s operating cash requirements through the next twelve months. To the extent that these sources of funds are insufficient to meet the Company’s capital or operating requirements, the Company may be required to raise additional funds or reduce spending. No assurance can be given that additional financing will be available or, if available, that it will be available on acceptable terms. Should that occur, there could be a significant adverse impact on the Company’s operations.

Stock Options

(a) Stock Option Program Description

The Company’s stock option program is a broad-based, long-term retention program that is intended to attract and retain talented personnel and align stockholder and employee interests. The Company currently has four plans (1999 Plan, 1997 Plan, 1986 Plan and Director Plan) under which it grants stock options to employees, directors and consultants. The options generally vest at a rate of one forty-eighth each month beginning the first day of the month following the date of grant. The exercise price of each option equals the market price of the Company’s stock on the date of grant and each option generally expires ten years after the date of grant. The 1986 Plan expired for future grants according to its terms in November 2002.

The Company currently accounts for its option plans under APB 25 and accordingly does not recognize compensation expense for options granted to employees and directors. Options granted to consultants are accounted for under SFAS 123 and are valued using the Black-Scholes model. Compensation expense of such options is recognized over the vesting life of the options, which is aligned with the consulting service life.

The 1997 Plan is also used by the Company to grant restricted stock. The grants are considered issued stock when granted and certificates are presented to the grantee as vesting occurs. The Company records unearned compensation, valued using the Black-Scholes model based on the share price on the date of grant and it expenses that compensation over the vesting period.

(b) Distribution and Dilutive Effect of Options

Employee and Executive Option Grants

The following table summarizes the options granted to employees and the Named Executive Officers of the Company during the nine months ended May 31, 2003. The Named Executive Officers represent the Company’s Chief Executive Officer and its other four most highly compensated executive officers at August 31, 2002, whose total annual salary and bonus exceeded $100,000 during the fiscal year ended August 31, 2002 as reported in the Company’s most recent Proxy Statement filed with the Securities and Exchange Commission.

	YTD 3rd Qtr FY2003	FY2002	FY2001
Net grants during the period as % of outstanding shares.	4.7%	3.9%	8.5%
Grants to Named Executive Officers during the period as % of total options granted.	26.9%	14.6%	20.2%
Grants to Named Executive Officers during the period as % of outstanding shares.	1.3%	0.6%	1.7%
Cumulative options held by Named Executive Officers as % of total options outstanding.	26.1%	26.0%	26.2%

(c) General Option Information

Summary of Option Activity

The following is a summary of stock option activity for the nine months ended May 31, 2003:

			Options Outstanding
		Shares Available for Options (#)	Number of Shares (#)	Weighted Average Exercise Price ($)
Balance at	August 31, 2001	429,713	1,612,287	$7.02
	Grants	(273,500)	273,500	$2.97
	Exercises	—	(41)	$0.60
	Cancellations	102,946	(102,946)	$6.23
	Restricted stock (issues)/cancels-net	(2,884)	—	—
	Additional shares reserved	100,000	—	—

Balance at	August 31, 2002	356,275	1,782,800	$6.45
	Grants	(335,000)	335,000	$3.03
	Exercises	—	—	$0.00
	Cancellations	3,180	(3,180)	$5.94
	Additional shares reserved	600,000	—	—

Balance at	May 31, 2003	624,455	2,114,620	$5.91

In-the-Money and Out-of-the-Money Option Information

The following table compares the number of shares subject to option grants with exercise prices below the closing price of the Company’s common stock at May 31, 2003 (referred to as “In-the-Money”) with the number of shares subject to option grants with exercise prices equal to or greater than the closing price of the Company’s common stock at May 31, 2003 (referred to as “Out-of-the-Money”). The closing price of the Company’s common stock at May 31, 2003 was $3.10 per share.

	Exercisable		Unexercisable		Total
As of End of Quarter	Shares (#)	Wtd. Avg. Exercise Price ($)	Shares (#)	Wtd. Avg. Exercise Price ($)	Shares (#)	Wtd. Avg. Exercise Price ($)
In-the-Money	58,066	$2.08	231,434	$2.51	289,500	$2.43
Out-of-the-Money	1,259,316	$7.42	565,804	$4.32	1,825,120	$6.46

Total Options Outstanding	1,317,382	$7.19	797,238	$3.79	2,114,620	$5.91

(d) Executive Options

Options Granted to Named Executive Officers

The following table sets forth a summary of the stock options granted to the Named Executive Officers of the Company during the nine months ended May 31, 2003. Named Executive Officers are those executive officers who meet the criteria described in the table above under the heading “Employee and Executive Option Grants”. The following table does not contemplate status of granted options relative to the Company’s current stock price.

Individual Grants
	Number of Securities Underlying Options Per Grant (#)	Percent of Total Options Granted to Employees Year to Date (%)		Exercise or Base Price ($/Share)		Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term ($)
							5%		10%
David M. Kirk	15,000 10,000	4.48 2.99	% %	$ $	3.23 3.15	10-21-12 5-16-13	$ $	30,442 19,810	$ $	77,145 50,203

Darrell L. Ash	5,000 5,000 10,000	1.49 1.49 2.99	% % %	$ $ $	3.23 2.90 3.15	10-21-12 11-06-12 5-16-13	$ $ $	10,147 9,119 19,810	$ $ $	25,715 23,109 50,203

David Crawford	5,000 10,000	1.49 2.99	% %	$ $	3.23 3.15	10-21-12 5-16-13	$ $	10,147 19,810	$ $	25,715 50,203

Robert J. Kansy	5,000 10,000	1.49 2.99	% %	$ $	3.23 3.15	10-21-12 5-16-13	$ $	10,147 19,810	$ $	25,715 50,203

Jon Prokop	5,000 10,000	1.49 2.99	% %	$ $	3.23 3.15	10-21-12 5-16-13	$ $	10,147 19,810	$ $	25,715 50,203

The percentage of total options granted to employees is based on an aggregate of 335,000 options granted to employees of, consultants to and directors of the Company during the year to date period ended May 31, 2003, including the Company’s Named Executive Officers. The exercise price per share of each option is equal to the fair market value of the common stock on the date of grant.

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

Options Exercises and Remaining Holdings of Named Executive Officers

The following table sets forth information concerning stock options exercised during the nine months ended May 31, 2003 and the number of shares of the Company’s common stock subject to both exercisable and unexercisable stock options as of May 31, 2003 for each of the Company’s Named Executive Officers who meet the criteria as described in the table above under the heading “Employee Executive Option Grants”. The value of unexercised in-the-money options is based on the fair market value of the Company’s common stock as of May 31, 2003, of $3.10 per share, minus the exercise price, multiplied by the number of shares underlying the option.

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at End of Quarter (#)		Values of Unexercised In-the- Money Options at End of Quarter ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
David M. Kirk	0	0	155,127	59,873	$8,177	$13,623
Darrell L. Ash	0	0	60,087	28,579	$2,044	$3,406
David Crawford	0	0	54,672	35,328	$2,044	$3,406
Robert J. Kansy	0	0	61,850	22,650	$2,044	$3,406
Jon Prokop	0	0	44,094	30,706	$2,044	$3,406

(e) Equity Compensation Plan Information

The following table summarizes the Company’s equity compensation plans as of the third quarter ended May 31, 2003:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,356,737	$6.74	393,208

Equity compensation plans not approved by security holders*	757,883	$4.42	231,247

Total	2,114,620	$5.91	624,455

* The Company’s 1999 Equity Incentive Plan provides for non-statutory stock options, bonuses, or restricted stock and has not been approved by the stockholders. The Company’s Named Executive Officers as described in the table above under the heading “Employee Executive Option Grants” are not eligible to participate. Other officers are only eligible to receive awards that are an inducement essential to such individual entering into an employment agreement with the Company or any of its affiliates.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk primarily due to fluctuations in interest rates. As of May 31, 2003, with all other variables held constant, a hypothetical one percentage point increase in interest rates would result in an increase in interest expense of approximately $47,000 on an annual basis due to the variable rate borrowings currently in place.

A significant portion of the Company’s products has a manufacturing process in foreign jurisdictions and is sold in foreign jurisdictions. The Company manages its exposure to currency exchange fluctuations by denominating most transactions in U.S. dollars. However, the Company may facilitate a minor portion of its sales in Euros. The Company considers the amount of its foreign currency exchange rate risk to be immaterial as of May 31, 2003 and accordingly has not entered into any hedging activity to mitigate such risk.

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

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits. The Company hereby incorporates by reference all exhibits filed in connection with Form 10-K for the year ended August 31, 2002.

(b)	Exhibits included:

Exhibit	Description

10.83	Comprehensive Manufacturing Assembly Agreement between Registrant and Tai-Saw Technology Co., Ltd. dated March 1, 2003. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. The text has been filed separately with the Commission.

10.84	First Amendment to Amended and Restated Credit and Security Agreement between Registrant and Wells Fargo Bank Minnesota, N.A. dated May 31, 2003.

10.85	First Amendment to Amended and Restated Credit and Security Agreement between Registrant and Wells Fargo Business Credit, Inc. dated May 31, 2003.

10.86	Warrant Agreement between Registrant and Wells Fargo Business Credit, Inc. dated May 31, 2003.

10.87	First Amendment to Registration Rights agreement between Registrant and Wells Fargo Business Credit, Inc. dated May 31, 2003.

10.88	Amendment to Deed of Trust, Security Agreement between Registrant and Wells Fargo Bank Minnesota, N.A. dated May 31, 2003.

10.89	Amendment to Deed of Trust, Security Agreement between Registrant and Wells Fargo Business Credit, Inc. dated May 31, 2003.

99.1	Certificate Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 for CEO. (1)

99.2	Certificate Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 for CFO. (1)

(1)	Exhibits 99.1 and 99.2 are furnished pursuant to 18 U.S.C. §1350 and are not filed as part of this Report or as part of a separate disclosure document.

(c)	The Company did not file any reports on Form 8-K during the quarter ended May 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RF MONOLITHICS, INC.

Dated: July 14, 2003	By:	/s/ DAVID KIRK
David Kirk CEO, President and Director

Dated: July 14, 2003	By:	/s/ HARLEY E BARNES III
Harley E Barnes III CFO

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, David M. Kirk, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of RF Monolithics, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 14, 2003	/s/ DAVID M. KIRK
David M. Kirk Chief Executive Officer and President

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Harley E Barnes III, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of RF Monolithics, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 14, 2003	/s/ HARLEY E BARNES III
Harley E Barnes III Chief Financial Officer

INDEX TO EXHIBITS

Exhibit	Description

10.83	Comprehensive Manufacturing Assembly Agreement between Registrant and Tai-Saw Technology Co., Ltd. dated March 1, 2003. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. The text has been filed separately with the Commission.

10.84	First Amendment to Amended and Restated Credit and Security Agreement between Registrant and Wells Fargo Bank Minnesota, N.A. dated May 31, 2003.

10.85	First Amendment to Amended and Restated Credit and Security Agreement between Registrant and Wells Fargo Business Credit, Inc. dated May 31, 2003.

10.86	Warrant Agreement between Registrant and Wells Fargo Business Credit, Inc. dated May 31, 2003.

10.87	First Amendment to Registration Rights agreement between Registrant and Wells Fargo Business Credit, Inc. dated May 31, 2003.

10.88	Amendment to Deed of Trust, Security Agreement between Registrant and Wells Fargo Bank Minnesota, N.A. dated May 31, 2003.

10.89	Amendment to Deed of Trust, Security Agreement between Registrant and Wells Fargo Business Credit, Inc. dated May 31, 2003.

99.1	Certificate Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 for CEO. (1)

99.2	Certificate Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 for CFO. (1)

(1)	Exhibits 99.1 and 99.2 are furnished pursuant to 18 U.S.C. §1350 and are not filed as part of this Report or as a separate disclosure document.