Form 10-K
period 2003-08-31
RF MONOLITHICS INC /DE/
filed 2003-11-20
CIK 922204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

- OR -

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Fiscal Year Ended August 31, 2003

Commission File No. 0-24414

RF Monolithics, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	75-1638027
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification)

4441 Sigma Road, Dallas, Texas	75244
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (972) 233-2903

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

COMMON STOCK .001 PAR VALUE

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The aggregate market value of RF Monolithics, Inc. Common Stock held by nonaffiliates as of October 31, 2003, based on the last reported sale price on the NASDAQ Stock Market composite tape on February 28, 2003 (the last trading date of the registrant’s most recently completed second fiscal quarter), was $13,969,441. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock of the Company have been excluded because such persons may be deemed to be affiliates.

Common Stock outstanding at October 31, 2003: 7,262,224 shares, par value $0.001.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, which will be filed with the Commission on or about December 9, 2003, is incorporated by reference into Part III of this report.

RF MONOLITHICS, INC.

FORM 10-K

YEAR ENDED AUGUST 31, 2003

PART I.

ITEM 1.	BUSINESS

RF Monolithics, Inc., or the Company, was organized in 1979 as a Texas corporation and converted to a Delaware corporation in 1994. We design, develop, manufacture and market a broad range of radio frequency, or RF, component and module products in two groups: (a) low-power products, which include low-power components and Virtual Wire® Short-range Radio products, and (b) communications products, which include frequency control modules and filters. Most of our products are based on surface acoustic wave, or SAW, technology and are manufactured as discrete devices to perform specific functions and as integrated modules to meet system performance requirements.

We focus our product development in the frequency range of 50 megahertz, or MHz, to 2.4 gigahertz, or GHz. We market our line of more than 300 active resonators, filters, clocks, oscillators, transmitters and receivers to distributors, electronic manufacturing service companies and original equipment manufacturers world-wide. Our customers include Acal Electronics, Delco Electronics, Flextronics International, Insight Electronics, Motorola, Nokia Telecommunications, Schrader Electronics and Solectron Corporation.

Advantages of SAW Technology / Our Solutions

We believe that a significant market opportunity for more widespread adoption of SAW technology is emerging. As electronic products move into additional wireless applications, there will be an increasing demand for lower power consumption, reduced size, improved performance, greater precision, and greater reliability.

We believe that our SAW-based products, coupled with our RF design and manufacturing expertise, offer potential customers certain fundamental advantages over alternative technologies. As electronic applications ranging from automated meter reading to satellite radio migrate to lower power consumption and reduced size, we think demand for RF modules and SAW discrete components will increase.

Our product offerings combine a complex mix of application assistance, design technology, wafer fabrication capability, hybrid assembly and packaging processes to meet stringent customer performance requirements. The unique features of SAW technology provide flexible solutions to system designers defining tomorrow’s emerging applications in various market segments.

Markets and Applications

We focus on specific market opportunities where we believe that our SAW technology solutions coupled with our RF design expertise address the application requirements. Our products are incorporated into application designs in five markets: automotive, consumer, distribution, industrial and telecommunications.

Automotive

The automotive industry utilizes SAW-based components in transmitter and receiver designs for remote keyless entry, tire pressure monitoring and satellite radio applications. The automotive industry continues to develop new and improved safety features. The Tread Act that phases in tire pressure monitoring through 2006 in the United States presents an opportunity in the RF-type direct method of tire pressure monitoring. We believe that SAW devices are stable and resistant to shock, vibration and moisture, all characteristics required for this application.

Satellite Radio is emerging because the digital modulation used in satellite radio systems is more efficient than traditional analog AM or FM. Current proposed digital standards, within the same bandwidth, are achieving near CD quality audio. Published reports say that in ten years there could be as many as 48 million subscribers to satellite radio services. Automotive electronic applications continue to grow with the ongoing drive toward smaller size, reduced cost and improved system performance. Our low-power components, Virtual Wire® Short-range Radio products and filters meet many of the requirements of this automotive market. This market currently is characterized by fierce competition due to commodity pricing by competitors.

Consumer

The consumer market is currently a relatively small market for our products. However, we believe that there is significant growth potential in the areas of global positioning systems, sports applications, such as Smartcast™ Wireless Fish Finder, home security, internet appliances, garage doors, cable TV and a wide variety of wireless applications. Both low-power components and Virtual Wire® Short-range Radio products may be designed into consumer applications.

Distribution

Several of our products, particularly in the low-power product group, have widespread potential uses and standardized characteristics that make them ideal for sales through distribution. Two of the top applications serviced by distribution are (a) wireless computer connectivity and (b) wireless medical applications. Our distributors have the technical expertise and experienced personnel required to help potential customers design their products using our products. Distributors also provide service to customers with special delivery and lead-time requirements. Standard distribution contracts govern sales to distributors and substantially limit the amounts that distributors may return to us for stock rotation. Our largest distributors are Insight Electronics Inc., in North and South America, and Acal Electronics and Equipements Scientifiques S.A. in Europe. In the first quarter of fiscal year 2004, we announced that Richardson Electronics had been added as a distributor.

Industrial

The industrial market includes applications such as automated meter reading, medical systems, security systems, RF ID tags, bar code reading devices, and custom data link equipment. We believe that the automated utility meter reading, medical systems and industrial security market segments have the potential for significant growth. As the deregulation of utility companies gains momentum, the HR6 Act concerning real time cost and consumption monitoring creates the need to access data remotely critical to utility providers. Published reports say that the automated meter reading market may grow 15% to 20% annually for the next five years. The need to transfer more and more data with low power consumption is ideally suited for our Virtual Wire® Short-range Radio products. We were selected as the transceiver of choice for the communication protocol network of StatSignal Systems, Inc. Our low-power components, Virtual Wire® Short-range Radio products and filters are used in industrial security applications.

Telecommunications

We believe that a number of dynamics within the telecommunication and wireless communications market are opening new applications for SAW technology. The deployment of digital cellular telephone standards, such as Global System for Mobile Communications, Code Division Multiple Access, Enhanced Digital Global Evolution, Wideband Code Division Multiple Access and Wireless Local Area Network has been initiated worldwide. All of these digital cellular telephone standards entail digital modulation, which requires SAW filters that minimize distortion and conform to international cellular telephone standards.

Other markets, such as wireless Internet access and broadband multimedia, will continue to use SAW-based filter and timing products. We believe that as broadband wireless communication systems demand more performance to support Internet requirements, bandwidth will become the key element that allows information to flow efficiently. This will create a requirement to minimize systems noise present in broadband wireless communication and provide clean timing to maximize throughput around the system’s backbone. Analog communications, test instrumentation, computer timing and military applications also create markets for SAW-based frequency control products. Timing integrity and elimination of system noise in circuits are critical for these applications. We have introduced optical timing products based upon our patented technology that we believe are well suited for the Dense Wave Division Multiplex internet application.

Our SAW filters are designed to operate at a frequency range of 50 MHz to 2.4 GHz. We face a threat of direct conversion technology and other competitor alternatives that do not operate in the frequency range suitable for SAW filters. Such alternative technologies may negatively affect our ability to penetrate new filter applications.

Products

Our products are organized into two groups: (a) the Low-power Products Group, which includes low-power components and Virtual Wire® Short-range Radio Products, and (b) the Communications Products Group, which includes frequency control modules and filters.

Low-power Products Group

Low-power Components:

Resonators. Our resonators are used in low-power wireless transmitter and receiver applications, including automotive remote-keyless-entry systems, tire pressure monitoring systems, and wireless security systems and related products. We offer SAW resonators in volume, and they are supplied in both three-lead metal packages and various surface mount packages. We accelerated the development of smaller package styles for these products in the current year. The market for low-power resonators is intensely competitive and has experienced price erosion, rapid technological change and product obsolescence.

Coupled-Resonator Filters. Coupled-resonator filters are well suited for certain frequency stabilization applications, such as the receiver portion of remote-keyless-entry systems, and input and output filter for module products manufactured by us. We provide coupled-resonator filters in both three-lead metal packages and surface mount packages.

Virtual Wire® Short-range Radio Products:

Our second-generation hybrid transmitter, receiver and transceiver modules are the primary products included in Virtual Wire® Short-range Radio products. Our transceiver module, based on its patented Amplifier Sequenced Hybrid, or ASH, technology, offers two-way data communication in a single small module, with performance identical to the separate transmitter and receiver modules, at a lower total cost.

These products feature small size, very low-power consumption, excellent RF performance, and provide the system designer flexibility and fast time-to-market for emerging applications. The breadth of frequency ranges cover both North American and international frequency bands for low-power data transmission. The receiver’s ASH architecture provides exceptional performance with extremely low harmonic radiation and exceptional resistance to electromagnetic interference. This helps facilitate international standards certification for our customer’s products.

The Virtual Wire® Short-range Radio product offerings also include complete transceiver design and development kits that provide the system designer with minimal RF experience the ability to easily incorporate wireless data transfer for emerging applications. We also provide software protocols for key applications. The markets for Virtual Wire® Short-range Radio products include remote bar code data entry, automated meter reading, point of sale terminals, medical monitoring systems, home automation, consumer sports, data link equipment and wireless thermostats.

We believe that markets for wireless products will continue to expand. We also believe that ASH technology has all the characteristics required to become an industry standard for short-range wireless applications. We have begun development of our third generation Virtual Wire® products. This next generation will capitalize on the low power consumption of the base Virtual Wire® technology and expand the product’s capabilities with new features. We believe the new features will fill additional needs in current wireless applications and support a variety of emerging applications.

Communications Products Group

Frequency Control Modules:

Our frequency control modules consist of frequency source products for both analog and digital applications. These products provide added value to the SAW components we manufacture. Each module incorporates one or more discrete SAW devices with standard and custom integrated circuits and passive components. Specialized SAW devices are incorporated in voltage-controlled sources to allow frequency variability along with very low phase noise for both analog and digital applications.

High-frequency clocks. Our high-frequency clock modules are used in high-bandwidth, high-performance computer systems. Our “Diff Sine” clocks allow network applications to realize improved performance by providing a highly stable frequency source, which results in very low timing variations from one cycle to the next (commonly referred to as “jitter”) and good symmetry across each cycle.

Oscillators. We produce commercial and military fixed-frequency and voltage-controlled SAW oscillators. These products are supplied in surface mount or leaded metal packages and are used in applications such as microwave radios, identification-friend-or-foe transponders for commercial and military avionics and precision instrumentation.

Optical timing products. We have introduced a line of oscillators that uses our patented technology to target the Optical Dense Wave Division market. These products are targeted for customers in the optical network market, including high-speed routers and the OC768 backbone system.

Filters:

We pioneered the development of several SAW technologies related to the implementation of high performance band-pass filters having low insertion loss. World-class filter design capabilities are provided by our team of filter design employees and consultants located in Dallas, Texas and Moscow, Russia. Their state-of-the-art filter designs are transformed into highly manufacturable product configurations by our design engineering staff in Dallas, Texas. Our filter products are primarily intended for emerging satellite radio, GPS and various telecommunications applications, particularly cellular telephone base stations.

In response to the demand from manufacturers of wireless communications products, we have focused on intermediate frequency SAW filters based on new SAW structures that provide the best performance. However, we also offer a variety of RF filters.

Manufacturing

We have manufacturing operations in Dallas, Texas and have contractual relationships with (a) two manufacturers in the Philippines, Automated Technology (Phil.) Inc. and Cirtek Electronics Corporation; (b) one manufacturer in Taiwan, Tai-Saw Technology Co., Ltd.; and (c) one manufacturer in Japan, Morioka Seiko Instruments, Inc., a division of Seiko Instruments, Inc. These multiple sites provide original source and back-up capability for products and operations.

The manufacturing of our products is a highly complex and precise process that is sensitive to a wide variety of factors. The level of contaminants in the manufacturing environment, variations in the materials used and the performance of manufacturing personnel and production equipment are all factors. Each of the devices we manufacture is subject to contamination until it is enclosed or sealed within its final package Therefore, all operations, prior to enclosure, are performed in controlled clean-room environments.

In the past, we have occasionally experienced temporary product shipment delays and lower-than-expected production yields. Similar events could occur in the future. Certain other acts-of-God or events of a political nature could also temporarily delay product shipment.

We have experienced sudden increases in demand, which have put pressure on our manufacturing facilities to rapidly increase capacity to meet this demand. We have been aggressive in securing increased manufacturing capacity through offshore manufacturing alliances. Capacity currently exists to meet any reasonably anticipated potential demand within a short time. However, we do not maintain large amounts of raw material and wafer inventories and may occasionally experience temporary shipment delays due to the unavailability of these parts in the face of rapidly increasing customer demands.

Our transition to offshore assembly has created additional complexities in logistics. However, we are working to reduce these complexities, and have developed the capability to ship directly to our customers from offshore locations to reduce our lead times.

We divide our manufacturing operations into three key areas: (a) wafer fabrication, (b) domestic pilot line assembly, and (c) offshore assembly.

Wafer Fabrication

Fabrication of deposited and patterned wafers takes place in a clean-room environment. Thin aluminum films are precisely deposited onto four-inch diameter piezoelectric wafers. These films are subsequently etched to create multiple, patterned structures with very small (micron and submicron) features on the surface of the wafers. Each patterned structure is called a die, and there may be from 40 to 3,000 die on a single wafer. These die are subsequently assembled and sealed into a hermetic enclosure to become a product that is sold to customers. The majority of wafer fabrication currently takes place at our Dallas, Texas location. We have secured a backup source of supply at one of our offshore locations that also provides added capability for new products.

Domestic Pilot Assembly

The domestic pilot line assembly is primarily focused on frequency control products, but can manufacture a limited quantity of all product types as required. This manufacturing capability supports customers’ short-term delivery requirements, engineering requirements and new product development. Because of its flexibility, this line also provides additional backup production capability in case of offshore manufacturing disruption.

Offshore Assembly

As noted above, we have manufacturing arrangements with Automated Technology (Phil) Inc., Cirtek Electronics Corporation, Morioka Seiko Instruments, Inc. and Tai-Saw Technology Co., Ltd. Each of these organizations has hermetic packaging capability, which is essential to the manufacture of SAW devices. Each one also possesses an understanding of the unique aspects of SAW component assembly and test. Assembly and test of all our products except clocks and oscillators occurs at more than one of these locations.

Source of Components/Labor

While we use standard components whenever possible, some components used in the SAW devices and modules are made to our specifications by specialized manufacturers. For example, we purchase several RF integrated circuits and ceramic arrays from Maxim Integrated Products or Kyocera America, Inc. We have experienced delays and quality control problems with certain of our single-source suppliers in the past. Although we are attempting to obtain second-source suppliers, we think we will continue to be somewhat dependent upon single-source suppliers for the foreseeable future. As part of our agreement with offshore manufacturers, the responsibility for securing certain raw materials has been transferred to them.

Quality

Our customers demand an ever-increasing level of quality in our products. We, as well as our partners in the Philippines and Taiwan, have achieved QS 9000 and ISO 9001 certification. We are working toward certification to the new TS 16949 Quality Standard. In addition to continually improving the efficiency and effectiveness of all of our functions, including manufacturing, we strive to assure that the features and benefits of our products meet or exceed customer expectations for performance and reliability. We have achieved significant operating improvements from these activities. Improvement of quality levels remains a high priority for us.

Sales and Marketing

International sales in foreign markets, as well as North American sales are as follows:

	2003 Sales	2002 Sales	2001 Sales
International sales:
Europe	$10,778	$14,007	$16,771
Asia	9,683	6,386	7,423
Other	2,020	2,134	2,499

Total International Sales	22,481	22,527	26,693
U.S. and Other North America	20,454	20,727	25,078

Total Sales	$42,935	$43,254	$51,771

We distribute our products in the United States through manufacturers’ representatives managed by our area sales management team (internal sales force). During the current year we authorized one major North American distributor (Insight Electronics) to stock and sell all of our products. Since that time we have added Richardson Electronics as a distributor. International sales are handled on a nonexclusive basis through manufacturers’ representatives, manufacturers’ representatives acting as distributors and direct sales management.

Our international sales are currently denominated in U.S. currency. We have set up a limited capability to allow customers to buy products at prices denominated in Euros. An increase in the value of the

U.S. dollar relative to foreign currencies could make our products more expensive and, therefore, potentially less competitive in those markets. Additional risks inherent in international business activities generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, costs and risks of localizing international operations, potentially adverse tax consequences, repatriation of earnings and the burdens of complying with a wide variety of foreign laws. These factors could have a material adverse effect on our sales prospects.

A number of factors may slow down or prevent customers from using our products. We help customers design in our existing products through applications assistance. We sometimes work with our customers under custom product development programs. Both types of assistance can last from 6 months to 18 months. We cannot predict when or whether a particular customer’s product will be designed and reach volume production status. We cannot predict whether a particular customer will be commercially successful in selling its product. In addition, customers may require their products to be certified with various regulatory agencies. We offer them various types of assistance in obtaining certification. However, those customers may not obtain required certifications in a timely manner or at all. Any one of these factors could result in significant losses of potential sales.

Competition

The markets for our products are intensely competitive and are characterized by price erosion, rapid technological change and product obsolescence. In most of the markets for our products, we compete with very large, vertically integrated, international companies, including AVX, EPCOS Electronic Parts and Components, Murata Manufacturing Co., and Triquint Semiconductor Inc. These competitors have substantially greater financial, technical, sales, marketing, distribution and other resources, as well as broader product lines, than we do. Our competitors who have greater financial resources or broader product lines may be able to engage in sustained price reductions in our markets to gain market share.

We expect increased competition from existing competitors as well as competition from a number of companies that currently use SAW expertise largely for internal requirements. We also experience increased competition from companies that offer alternative solutions such as phase locked loop technology, which combines a semiconductor with a traditional crystal. We think competitors may duplicate our products, which would cause additional pressure on selling prices and which could adversely affect market share.

We believe that our ability to compete in our target markets depends on factors both within and outside our control. These include (a) the timing and success of new product introductions by us and our competitors, (b) our ability to support decreases in selling price through reduction in cost of sales, (c) the pace at which our customers incorporate our products into their end-user products, and (d) factors that are listed under the heading “Forward-Looking Statements”.

Research and Development

Our research and development efforts are primarily aimed at creating new, proprietary, innovative SAW device structures and SAW-based hybrid modules that uniquely address market needs. An example is the work currently being conducted to develop a third generation of Virtual Wire® Short-range Radio products. These developments also include process improvements in wafer fabrication involving better line width and metal thickness control as well as improvements in device packaging.

We employ a number of highly qualified individuals in engineering and product and process development, including technicians, design engineers and scientists. These individuals are responsible for new products and new processes from inception to the commencement of volume manufacturing. We think that the efforts of this group help to ensure that our products provide an optimum system solution for the customer and are manufacturable at a competitive cost.

From time to time we have entered into agreements with customers to develop specific SAW devices for inclusion in the customer’s end product. In addition, we have participated in government sponsored research and development programs. We treat sales derived from engineering design services as technology development sales and their associated costs are included in cost of sales. Total technology development sales during fiscal years 2003, 2002 and 2001 were $801,000, $723,000 and $759,000 respectively. Costs related to these sales were included in our cost of sales during these years. We consider the development of new products essential to maintaining and increasing sales.

Proprietary Rights

We rely on a combination of patents, copyrights and nondisclosure agreements in order to establish and protect our proprietary rights. We have received 40 patents for various inventions that include both SAW devices and innovative RF circuits that employ SAW devices. We have applied for an additional seven patents. Our policy is to file patent applications to protect technology, inventions and improvements that are important to our business.

We believe that our patents provide us competitive advantages. Reliance upon proprietary or patented technology is subject to a number of risks, however. Patents may not be issued from any of the pending applications. In addition, claims that are allowed from existing or pending patents may not be sufficiently broad to protect our technology. While we intend to protect our intellectual property rights vigorously, patents may be challenged, invalidated or circumvented.

We also seek to protect our trade secrets and proprietary technology through confidentiality agreements with employees, consultants and other parties. However, these agreements could be breached and we may not have adequate remedies. Further, our trade secrets could otherwise become known to or independently developed by others. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States.

The electronics industry is characterized by uncertainty and conflicting intellectual property claims that represents a risk to us. We may be notified that one of our products is infringing on patents and/or intellectual property rights of third parties. In the event of such alleged infringement, a license to the technology in question may not be available on commercially reasonable terms, if at all. Litigation could occur and the outcome of such litigation might be adverse to us. The cost of defending ourselves from such litigation could have a material adverse effect on our business, regardless of its outcome.

Regulations

We are subject to a variety of federal, state and local laws and regulations related to the use, storage, emission, treatment, disposal, transportation and exposure to certain toxic, volatile and other hazardous chemicals used in our manufacturing process. The failure to comply with present or future regulations could result in fines, suspension of production or a cessation of operations. Such regulations could also require us to acquire costly equipment, to make changes to our manufacturing process, or to incur substantial other expenses to comply with environmental regulations. Any past or future failure by us to control the use of, or to restrict adequately the discharge of, hazardous substances could subject us to future liabilities. Any of these situations could have a material adverse effect on our business, operating results and financial condition.

Employees

As of August 31, 2003, we had a total of 195 employees. With the exception of one employee located in each of the sales locations in Georgia, Minnesota and California and two supporting sales consultants in Europe, all of our employees are based at our headquarters in Dallas, Texas. Our future success depends to a significant degree upon the continued service of our key technical and senior management personnel and our continuing ability to attract and retain highly qualified technical and managerial personnel. Competition for such personnel can be intense. We may not be able to retain or continue to attract key managerial and technical employees. Failure to retain or continue to attract key managerial and technical employees could have a material adverse effect on our business, operating results and financial condition. None of our employees are represented by a labor union. We have not experienced any work stoppages and we consider our relations with our employees to be good. The availability of offshore production tends to mitigate the impact of labor shortages in Dallas, Texas.

Potential Fluctuations in Results of Operations; Order Trends and Backlog

Our quarterly and annual results have been and will continue to be affected by a wide variety of factors that could have a material adverse effect on our sales and results of operations. These factors include: (a) the level of orders that are received and can be shipped in a quarter, (b) the rescheduling or cancellation of orders by our customers, (c) competitive pressures on selling prices, (d) changes in product or customer mix, (e) loss of a strategic relationship, (f) the ability to introduce new products on a timely and cost-effective basis, (g) new product introductions by our competitors, (h) market acceptance of products of both us and our customers, and (i) other factors that are listed under the heading “Forward-Looking Statements”.

Historically, the electronics industry has experienced sudden and unexpected economic downturns. Our results of operations are subject to such downturns. In addition, our operating expenses are largely fixed and difficult to change quickly should sales not meet our expectations. This magnifies the adverse effect of any such sales shortfall. Period-to-period comparisons of our financial results should not be relied upon as a guarantee of future performance.

Our backlog at August 31, 2003 was approximately $13.7 million as compared to $13.9 million as of August 31, 2002. Our backlog includes all purchase orders scheduled for delivery within the subsequent 12 months. We think the level of backlog is a reflection of a general economic uncertainty. This reflects the reluctance of our customers to commit to purchase products when they have limited visibility of their own requirements. Our backlog, although useful for scheduling production, does not represent actual sales and should not be used as a measure of future sales. All orders in backlog are subject to cancellation prior to 30 days before shipment without penalty at the option of the customer and to changes in delivery schedules.

*	Certain names or marks mentioned herein may be claimed as the property of others.

ITEM 2.	PROPERTIES

Our principal administrative, sales, marketing, research and development and manufacturing facilities are located in Dallas, Texas, in two adjacent buildings totaling 58,000 square feet. One building, containing 27,000 square feet, is leased through October 2008. The second building, containing 31,000 square feet (which we had previously leased), was purchased by us in February 2003. The purchase, including the surrounding parking lots, consists of 2.1 acres. We believe that our existing facilities are adequate for our current requirements and that the current properties are suitable and productive for the currently intended purposes. Due to our flexible offshore manufacturing capabilities, we do not expect to require significant additions to our assembly facilities or equipment.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Our common stock (symbol RFMI) is quoted on the NASDAQ Stock Market. The following table sets forth the high and low sales prices of our common stock during each quarter of fiscal 2003 and 2002 as furnished by NASDAQ. These prices reflect prices between dealers, without retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

	Price Range
	2003		2002
Quarter Ended	High	Low	High	Low
November 30	$3.980	$2.399	$3.090	$2.000
February 28	3.090	2.420	3.850	2.240
May 31	3.240	2.370	4.600	3.200
August 31	8.820	3.200	4.500	3.500

We have not paid dividends on our common stock during the past two most recent fiscal years and presently intend to continue this policy in order to retain earnings for use in our business.

The number of record holders of our common stock as of October 31, 2003 was approximately 200 (which number does not include the number of stockholders whose shares are held of record by a brokerage house or clearing agency, but rather includes such brokerage house or clearing agency as one record holder). The last sales price for our common stock, as reported by NASDAQ on October 31, 2003, was $5.43.

Equity Compensation Plan Information

The following table summarizes our equity compensation plans as of the fiscal year ended August 31, 2003:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,332,732	$6.76	396,708
Equity compensation plans not approved by security holders*	699,893	$4.44	245,250

Total	2,032,625	$5.96	641,958

*	Our 1999 Equity Incentive Plan provides for non-statutory stock options, bonuses, or restricted stock and has not been approved by the stockholders. Neither our chief executive officer nor any of our other four most highly compensated executive officers are eligible to participate. Other officers are only eligible to receive awards that are an inducement essential to such individual entering into an employment agreement with us or any of our affiliates.

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended August 31,
	2003	2002	2001	2000	1999
	(In thousands, except gross profit margin & earnings per share amounts)
Statement of Operations Data:
Sales	$42,935	$43,254	$51,771	$47,256	$51,297
Cost of sales	33,782	32,636	45,597	43,250	35,950

Gross profit	$9,153	$10,618	$6,174	$4,006	$15,347
Gross profit margin %	21.3%	24.5%	11.9%	8.5%	29.9%
Research and development	$3,266	$3,133	$3,852	$4,700	$5,697
Sales and marketing	4,877	4,777	5,748	6,047	5,415
General and administrative	2,648	2,835	3,184	3,847	3,092
Restructuring and impairment (a)	1,216	229	1,399	—	—

Total operating expenses	12,007	10,974	14,183	14,594	14,204

Income (loss) from operations	(2,854)	(356)	(8,009)	(10,588)	1,143
Other income (expense), net	(462)	(1,067)	(1,559)	(634)	(145)

Income (loss) before income taxes	(3,316)	(1,423)	(9,568)	(11,222)	998
Income tax (benefit) expense	25	(981)	3,673	(3,614)	269

Net income (loss)	$(3,341)	$(442)	$(13,241)	$(7,608)	$729

Earnings (Loss) per share:
Basic	$(0.47)	$(0.06)	$(1.97)	$(1.26)	$0.13

Diluted	$(0.47)	$(0.06)	$(1.97)	$(1.26)	$0.12

Weighted average common shares outstanding:
Basic	7,170	7,095	6,712	6,046	5,783

Diluted	7,170	7,095	6,712	6,046	5,932

Balance Sheet Data (at August 31,): (b)
Cash, cash equivalents and short-term investments	$216	$273	$332	$4,085	$5,188
Working capital	8,894	11,277	12,673	13,025	17,386
Total assets	24,823	30,510	38,352	45,767	48,508
Long-term debt	892	2,844	9,927	68	68
Stockholders’ equity	17,290	20,009	20,056	30,386	35,499

(a)	In fiscal 2003, we recorded an impairment expense of approximately $1.2 million associated with our Board approved plan to consolidate our Dallas, Texas operations and facilities. This impairment expense was for the write-down or write-off of equipment and other assets that were no longer usable in our operations. We also incurred $33,000 restructuring costs related to the severance of 12 employees. This employment reduction resulted from the consolidation of operations at our Dallas, Texas operations.

In fiscal 2002, we recorded an impairment expense of approximately $229,000 to write down or write off specific fixed assets that were determined at that time to be of no further use.

In fiscal 2001, we recorded an impairment expense of approximately $1.0 million to write down or write off specific fixed assets that were no longer required due to the move of certain manufacturing lines overseas. We also incurred approximately $399,000 restructuring costs related to the severance of 238 employees. This reduction occurred mostly in the manufacturing and manufacturing support departments of operations moving overseas.

(b)	Balance sheet components have trended down primarily because of actions we have taken as part of our overall restructuring program in response to lower sales levels and losses that we incurred. The major items include the following:

(1)	The use of cash, short term investments and an increase in long-term debt in fiscal year 2001 to obtain a new banking agreement and purchase $8.3 million in assets that formerly had been leased.

(2)	Inventory write-downs in fiscal years 2000, 2001 and 2003 totaling $5 million primarily to reflect various actions taken to revise product lines.

(3)	Shifting the responsibility for some raw materials inventory to offshore contractors.

(4)	Fixed asset impairments in fiscal years 2001, 2002 and 2003, totaling $2.4 million to reflect equipment no longer required.

(5)	A reduction in capital spending due to reliance on offshore contractors, resulting in depreciation in excess of capital spending.

(6)	Fully reserving income tax benefits per FAS 109 in fiscal year 2001 in the amount of $3.7 million.

(7)	The use of positive operating cash flows in fiscal years 2002 and 2003 to pay down long-term debt.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business

We design, develop, manufacture and market a broad range of radio frequency components and modules. Our products are organized into two groups: (a) the Low-power Products Group and (b) the Communications Products Group. The Low-power Products Group includes low-power components, as well as Virtual Wire® Short-range Radio products. The Communications Products Group includes frequency control modules and filter products. Our products generally utilize the SAW technology explained in Item 1 “Business” of this document.

Our strategy is to leverage our radio frequency design skills and our packaging technology to provide SAW-based solutions to the current and emerging requirements of the electronics industry. Our products include approximately 300 active individual products, also described in Item 1 “Business”. Our average selling prices generally range from $.35 to $10 for low-power products and from $1 to $100 for communications products.

Critical Accounting Policies and Estimates

We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgements and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the periods presented. Listed below are our most significant accounting policies and estimates, which we think are the most critical to fully understand and evaluate our reported financial results. Please keep the following policies and estimates in mind when reading the accompanying financial statements and related footnotes.

Accounts Receivable

We perform credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current credit worthiness. We continuously monitor collections and payments from customers and maintain a provision for estimated credit losses based upon historical experience and specific customer information. We maintain credit insurance on major customer balances and have a relatively diversified customer base.

In the current year, our losses due to credit issues were very small. However, there is no guarantee that we will continue to experience the same low rates in the future. A significant change in the liquidity or financial condition of a large customer or group of customers could have a material adverse effect on our ability to collect our receivables and we may incur losses as a result.

Inventory

We value inventory at the lower of the actual cost to purchase or manufacture the inventory (on a first-in, first-out basis) or the current estimated market value of the inventory. We use a standard cost system to estimate the actual costs of inventory and regularly review actual costs and the estimated market value of inventory to standard costs. Significant changes to our purchasing or manufacturing costs (either an increase or a decrease) could cause material changes to the valuation of our inventory when we adjust standard costs to reflect the change.

We estimate the market value of inventory based upon existing and forecasted demand for end products for the next twelve months and estimated amounts of inventory that would be consumed. We reduce the valuation of inventory items that are in excess supply compared to demand, items that have had limited usage over time, items that may no longer be usable due to product obsolescence and items that we decide to discontinue selling. We have a product rationalization process that involves key management personnel to identify and evaluate products and related inventory that fall into those situations.

In recent years we have written off significant amounts of inventory. In the current year we wrote down $2.6 million of inventory to reflect changes that occurred in our marketing strategy to accelerate the migration of our products to smaller packages. This was done in response to an abrupt shift in market requirements toward smaller packages.

If the facts and circumstances require it, we may have to write down inventory again in future periods. Our electronics industry is characterized by rapid technological change, frequent new product development and rapid product obsolescence that could make such write downs necessary. Also, estimates of future product demand may prove to be inaccurate, in which case the valuation adjustments for obsolete and slow moving inventory may be understated or overstated. If we change our estimate of future demand, we may have to increase or decrease our inventory valuation reserves for excess inventory, with a corresponding impact on cost of sales. We continually review our inventory valuations for all of these factors. However, significant changes in manufacturing costs, unanticipated changes in product demand or technological developments could have a significant impact on the value of inventory and reported operating results.

Impairment of long-lived assets

In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets, we regularly review our long-lived assets for changes in circumstances indicating that their carrying values may not be recoverable. We recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows. We measure an impairment loss as the difference between the carrying amount and fair value of the asset. As an example, we have moved assembly production offshore and consolidated our Dallas operations. This change in circumstances caused us to test for an impairment loss and ultimately record a $1.2 million charge in fiscal 2003 related to fixed assets.

Deferred Tax Assets

In fiscal year 2001 we recorded a full asset valuation allowance against tax loss carryforwards and other tax benefits according to the SFAS 109 “Accounting for Income Taxes” guidelines. Since then we have recorded no additional net federal tax benefits or expenses, since they were offset by the valuation allowance. The only exception to this was in fiscal year 2002 when a change in tax law allowed us to collect a significant tax refund, which was recorded in the period in which the change in tax law occurred. We still retain a large amount of potential tax benefits for tax loss carryforwards and other factors, as explained in the notes to the financial statements. These benefits may be realized in future periods. As a result, we do not expect to record significant federal income tax expense for some time.

Accrued Medical Benefits

We largely self-insure the payment of medical benefits to our employees. Consequently we regularly estimate the value of unpaid benefits based upon historical trends and use that information to record our liability for benefits that have been incurred but not yet paid. We have stop loss insurance protection to cover the costs of medical claims over certain deductible amounts for any given plan year for an individual claimant or in the aggregate. However, medical claims may significantly and unexpectedly increase or decrease over a short period of time, in which case our liability for unpaid claims may no longer be accurate. This could cause us to either increase or decrease medical expense in a material way in the period in which the change occurred.

Revenue Recognition

We recognize revenue for the most part when we ship the product to the customer. Less than 5% of fiscal 2003 sales were recognized under programs in which inventory is consigned to a customer. We recognize sales from consigned products when the customer pulls the product for use from the consigned inventory. In all cases, we recognize sales at the point at which legal title passes to the customer. Our standard terms and conditions are FOB our factory. We permit the return of defective products and accept limited amounts of product returns in other instances. Accordingly, we provide allowances for the estimated amounts of these returns based on historical experience when we recognize revenue.

Results of Operations

In this next section we will discuss our financial statements. In doing this, we will make comparisons between the following periods, which we believe are relevant to understanding trends in our business:

•	The fiscal year ended August 31, 2003, referred to as current year or fiscal 2003, compared to the fiscal year ended August 31, 2002, referred to as prior year or fiscal 2002, and the fiscal year ended August 31, 2001, referred to as fiscal 2001.

•	The three months ended August 31, 2003, referred to as current quarter or fourth quarter, compared to the three months ended August 31, 2002, referred to as comparable quarter of the prior year or prior year quarter, and the three months ended May 31, 2003, referred to as the previous quarter or third quarter.

The following table displays, for the years ended August 31, (a) the percentage relationship of certain items from our statements of operations to total sales and (b) the percentage change in these items from year to year:

	Percentage of Sales			Year-to-Year % Change
	2003	2002	2001	2002 to 2003	2001 to 2002
Sales	100%	100%	100%	(1)%	(16)%
Cost of sales	79	76	88	(4)	(28)

Gross profit	21	24	12	(3)	72
Research and development	8	7	8	4	(19)
Sales and marketing	11	11	11	2	(17)
General and administrative	6	7	6	(7)	(11)
Restructuring and impairment	3	—	3	431	(84)

Total operating expenses	28	25	28	9	(23)

Loss from operations	(7)	(1)	(16)	701	(96)
Other income (expense), net	(1)	(2)	(3)	(57)	(32)

Loss before income taxes	(8)	(3)	(19)	133	(85)
Income tax (benefit) expense	—	(2)	7	103	(127)

Net loss	(8)%	(1)%	(26)%	655%	(97)%

Sales

The following table displays sales for our different product lines and the percentage relationship of those product lines to total sales for the periods indicated:

	Year Ended August 31,
	2003		2002		2001
	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Product sales:
Low-power Product Group:
Low-power components	$23,088	54%	$26,182	61%	$31,376	61%
Virtual Wire® radio products	10,314	24	8,444	19	10,058	19

Subtotal	33,402	78	34,626	80	41,434	80
Communications Products Group:
Frequency control modules	2,153	5	2,042	5	3,187	6
Filters	6,579	15	5,863	13	6,391	12

Subtotal	8,732	20	7,905	18	9,578	18

Total product sales	42,134	98	42,531	98	51,012	98
Technology development sales	801	2	723	2	759	2

Total sales	$42,935	100%	$43,254	100%	$51,771	100%

Overall Sales Trends in Fiscal Year 2003 Compared to Fiscal Year 2002

Our total sales were approximately the same in fiscal 2003 as they were in fiscal 2002. However, our individual product lines showed very different trends year over year. Our base business has been the low-power components product line. These products have accounted for well over half of our sales for many years. The primary market for these products is the automotive market for keyless entry and tire pressure monitoring applications. The automotive market is very price competitive and we have had to reduce average selling prices significantly this year to maintain our market position. This is the primary reason why sales for this base business declined almost 12% this year.

We expect the trend for lower average selling prices for low-power components to continue, and may result in lower sales for these products in the future. We have anticipated this potential trend for some time. As a result, for several years we have focused our product and market development efforts on higher-value products with technical content to allow them to be sold at higher average selling prices. We had some success in increasing sales for these higher-value product lines this year. Sales increased more than 16% for these products, as we sold almost 60% more units, including several new products that we will discuss below. In the current year the decrease in our base business sales was just about equal to the increase in sales of higher-value products, resulting in overall sales slightly less than the prior year.

We compete in very price competitive markets in which customers require decreased prices over time to maintain their business. In addition, we understand that as new products ramp up in volume our customers expect ‘economy of scale’ to result in lower pricing. As a result, each of our product lines experienced a decline in average selling prices this year of 7% or more. This is a change from the prior year in which we did not experience significant decreases in average selling prices. A decline in average selling prices adversely impacts gross margin, as well as sales. Therefore, offsetting this impact is an important part of our strategic plan. We have achieved significant market position in most of the markets on which we focus. However, we believe that price competition from much larger and better financed competitors represents a significant risk in maintaining our sales levels and gross margins, particularly the automotive market.

One of the biggest factors in determining what happens to total sales in the future will be whether or not the anticipated growth in higher-value product line sales will be greater than or less than the anticipated decline in sales for our base low-power components business. We expect sales for our first quarter of fiscal 2004 to remain relatively flat. This would be an improvement over the trend we have seen for the last two years of approximately 6% fourth quarter to first quarter sales declines.

Our sales success is highly dependent on the following factors: (1) achieving technological advances in our product design and manufacturing capabilities; (2) our ability to sell our products in a competitive marketplace that can be influenced by outside factors, such as economic and regulatory conditions; (3) competition from alternative technologies or from competitors duplicating the Company’s technologies; and (4) the impact of competitive pricing. These and other factors may adversely affect our ability to grow or even maintain our sales levels.

We have experienced sudden increases in demand in the past, which have put pressure on our manufacturing facilities and those of our offshore contractors to increase capacity to meet this demand. In addition, new products sometimes require different manufacturing processes than we currently possess. We may not be able to increase our manufacturing capacity, the manufacturing capacity of our assembly contractors, or improve our manufacturing processes in a timely manner so as to take advantage of increased market demand. Failure to do this could result in a material loss of potential sales.

Overall Sales Trends in Fiscal Year 2002 compared to Fiscal Year 2001

Total sales decreased 16% in fiscal 2002 as compared to fiscal 2001. The decrease was primarily due to a 16% decrease in the number of units sold, which occurred in most of our product lines. The decrease in the number of units sold was primarily due to the general economic slowdown, which occurred in most of our markets. An economic downturn occurred in our largest market, the automotive market, although to a lesser extent than some other markets, such as the telecommunications market. We believe that although progress was made in market acceptance of some of our newer products, overall sales for even some of those products was adversely impacted by adverse economic conditions for existing or potential customers in their markets.

Despite participating in very price competitive markets, we did not experience a decrease in the average selling prices for our products within our various product lines. In most cases, we were able to secure new business from new customers to replace business that was lost due to competitive pricing pressures.

Product Line Sales Trends

Sales for low-power components products decreased 12% in fiscal 2003 and 17% in fiscal 2002. The decrease in sales for the current year was primarily due to a 7% decrease in average selling prices in the very competitive automotive market, together with a 4% decrease in the number of units sold. The decrease in the number of units sold was mainly related to our older style TO-39 packaged products, which continue a trend of applications for those products either converting to surface mount versions or being lost to lower- priced competitors. The number of units sold of surface mount products was similar to the prior year, as sales for keyless entry applications decreased due to loss of some sales to alternative technologies, but that was offset by increased sales for tire pressure monitoring applications. The decrease in fiscal 2002 sales was primarily due to a 17% decrease in the number of units sold, mostly to automotive customers that were adversely affected by the general economic slowdown. During the year, sales of low-power components products fluctuated in accordance with changing production schedules for automotive customers. We expect this fluctuation of low-power components products sales with automotive production schedules to continue.

Competitive pressures and consumer preferences in the low-power components and filter markets caused us to change our marketing strategy in the third quarter. We significantly accelerated the migration of these older version products to new smaller packages. In addition, we modified our product line strategy by reallocating resources to support products in newer, smaller packages and discontinue selected products. Discontinued products resulted in a projected 1% reduction in future sales. We believe we have the package sizes available to meet or exceed competitive offerings and meet customer expectations.

We expect that the trend of lower average selling prices for low-power component products to continue. In addition, the trend toward lower TO-39 product sales is expected to continue. We believe the number of units sold for tire pressure monitoring applications will continue to increase, partially offsetting these events. We also believe the Tread Act, which mandates a growing number of new vehicles in the United States to have some form of tire pressure monitoring will continue to increase market demand. Our products support the direct conversion method of tire pressure monitoring. There are competing technologies for meeting this requirement, which may impact our ability to benefit from the Tread Act legislation.

In addition, during fiscal 2003 we introduced more than 50 new products in smaller packages which we expect will have increasing market acceptance in fiscal 2004. As a result of these various factors, we think low-power components sales may decrease somewhat in the next fiscal year, despite the fact that the number of units sold may increase.

Sales for Virtual Wire® Short-range Radio products increased 22% in the current year, although they decreased 16% in fiscal 2002. The increase in the current year was primarily due to a 32% increase in the number of units sold for these products. For several years we have devoted considerable resources developing and marketing new Virtual Wire® Short-range Radio products. We believe these products offer potential for significant growth in sales in numerous new applications, particularly for applications that require small size and low power consumption. In the current year automated meter reading applications and consumer sports applications showed large increases. In the prior year the reduction in sales was primarily due to an almost complete elimination of sales of the first generation of these products, which were discontinued during fiscal 2001. Sales of second generation products in fiscal 2002 were similar to fiscal 2001.

We intend to continue working with our customers to develop new applications using Virtual Wire® Short-range Radio products and we expect future sales increases for these products. However, the timing of any sales resulting from new applications is dependent upon the customers’ product development and product introduction cycles. It is difficult for us to predict when, or if, new applications of products will have a significant impact on our sales. We have seen that consumer applications are often part of special promotional programs by our customers, so sales to those customers will tend to fluctuate with the timing of those programs.

Filter sales increased 12% in fiscal 2003, compared to a decrease of 8% in fiscal 2002. In both years we sold an increased number of units, particularly for newer products in smaller packages that have lower average selling prices. The unit increase was more than 90% in fiscal 2003 and more than 40% in fiscal 2002. In the current year, the increased number of units sold was mostly for a Global Positioning Satellite consumer application and a new satellite radio application for the automotive market. We have sold more than 1 million satellite radio filters as of July 2003 and expect to sell our second million units by the end of the calendar year. Most of those sales were for the Sirius Satellite Radio Inc. (NASDAQ:SIRI) applications. We are working with both Sirius and XM Satellite Radio Holdings, Inc. (NASDAQ:XMSR) on next generation products. We expect sales for the satellite radio application will continue to increase.

In the prior year our filter sales declined due to a decrease in average selling prices as a result of changes in product mix. In fiscal 2002 the number of units sold of relatively high-priced filters for telecommunications applications declined due to a severe downturn in economic conditions in that market. The number of units sold of newer products in smaller packages increased, but not enough to offset the impact of a lower number of units sold for older telecommunications applications. In recent years we have devoted a considerable portion of our engineering resources to filters and have developed many new products. However, the product development and introduction cycle for filter products is largely under customers’ control. As a result, it is difficult to predict whether or not the focus on filter products will continue to result in increased sales. We believe the telecommunications market is currently very unpredictable due to the uncertain economic condition of that industry, and it is impossible to predict sales in that market with any precision.

Frequency control module sales increased 5% in fiscal 2003, as compared to a decrease of 36% in fiscal 2002. The increase in the current year was primarily due to an increased number of units sold to customers in high-end computer markets. The decrease in fiscal 2002 resulted from a decrease in the number of units sold of a line of optical timing products based upon patented technology that targets the Optical Dense Wave Division Multiplex marketplace. That segment of the telecommunications market was particularly hard hit by economic conditions. While there were sales increases in these markets in fiscal 2003, it is not known when, or if, a general economic recovery will occur for increases in sales for frequency control module products in other markets that have been very depressed in recent periods.

Other Sales Trends

The following table provides additional data concerning our sales:

	Percentage of Sales
	2003	2002	2001
Sales for top five customers	34%	34%	32%
Distribution sales	22%	23%	22%
Number of customers with 10% or more sales	None	One	One
Sales for 10% or more customer	N/A	11%	11%
International sales	52%	52%	52%

Our strategy is to seek diversification in our sales. We believe we have achieved a significant level of diversification in our customers, markets, products and geographic areas. However, due to the very competitive nature of the markets in which we compete, we may not always be able to achieve such diversification.

We consider all product sales with a delivery destination outside North America to be international sales. These sales are denominated primarily in U.S. currency, although some European customers require that we sell in Euros. We have not entered into any hedging activities to mitigate the exchange risk associated with sales in foreign currency. We intend to continue our focus on international sales. We anticipate that international sales will continue to represent a significant portion of our business. However, international sales are subject to fluctuations as a result of local economic conditions and competition. Therefore, we cannot predict whether we will be able to continue to derive similar levels of our business from international sales.

Gross Profit Trends in Fiscal Year 2003 Compared to Fiscal Year 2002

Gross profit margin decreased to 21.3% in fiscal 2003, compared to 24.5% in fiscal 2002 and 11.9% in fiscal 2001. Our current year cost of sales was $33.8 million. This included a $2.6 million non-cash charge (6.1% of sales) for obsolescence and write-down of inventory, as explained below. The decrease in gross profit due to the inventory write-down was partially offset by the continuation of cost reduction achieved as a result of our restructuring program. We have moved most of our assembly production offshore and we have reduced our Dallas, Texas workforce as a result. This has resulted in significantly lower ongoing production costs.

In the third quarter we changed our marketing strategy to significantly accelerate the migration of low-power component and filter products to new, smaller packages. We did this in response to an abrupt shift in market requirements toward smaller packages. We experienced significant decreases in average selling prices for older-style products in our second and third quarters and saw significant acceptance by customers of new products in smaller packages. As a result, we modified our product line strategy by reallocating resources to support those newer products and by discontinuing selected products. Discontinued products resulted in a reduction of approximately 50% in the number of products offered, with a projected reduction in future sales of less then 1%. The change in strategy and reduction in the number of products offered, as well as other factors, resulted in a $2.6 million non-cash charge related to the write-down of inventory recorded as cost of sales on our condensed consolidated statements of operations. We disposed of approximately $2.0 million of written-down inventory in the fourth quarter.

Gross Profit Trends in Fiscal Year 2002 Compared to Fiscal Year 2001

The gross margin increase in fiscal 2002 resulted from the gradual impact of our program to reduce manufacturing costs. We transitioned volume assembly operations offshore to contract manufacturing companies over a two-year period. By the end of fiscal 2002, this process was essentially complete. As a result of the move of assembly operations offshore, we were able to reduce costs in our Dallas, Texas operations and our labor and overhead costs were considerably reduced from prior periods. Cost of sales for fiscal 2001 included $1.2 million in special inventory charges related to elimination of product lines and transition to offshore manufacturing.

We also reduced cost by transitioning customers for our Virtual Wire® Short-range Radio products to more cost-effective second-generation products. This was largely completed by the fourth quarter of fiscal 2001. The fiscal 2002 results represent purely second-generation results, which were much improved over the prior fiscal year. We realized additional cost savings through purchasing savings, process improvements and yield enhancements. We devote considerable resources to improving both our remaining operations in Dallas, Texas and our offshore contractors.

Factors Influencing Gross Margins

Our gross margin continues to be influenced by several factors, some of which were unfavorable and some of which were favorable. The most important unfavorable factors, some of which are outside our control, are as follows:

(1)	Decrease in average selling prices - As discussed above, there was a reduction in average selling prices in all of our product lines. We expect that the trend toward lower average selling prices within our product lines will continue due to competitive pressures and the fact that newer products are reaching price breaks with increasing levels of volume.

(2)	Impact of the non-cash charge for obsolescence and write-down of inventory explained above.

(3)	New products encounter ramp up costs associated with new manufacturing processes - Certain filter products during the year incurred process ramp up issues. We will continue to introduce new products into our manufacturing processes, which are subject to the same types of issues, so there is no assurance that similar problems can be avoided in the future.

Offsetting these unfavorable factors were other favorable factors that represent our long-term efforts to improve gross margins and respond to these unfavorable factors. The most important favorable factors are as follows:

(1)	Our success at achieving ongoing cost reduction - Each of our product lines has achieved cost reduction on a per unit manufacturing cost basis in the current year compared to the prior year. We also achieved cost reduction as we proceeded through the year. For instance, during the year we have consolidated our pilot line production facility with its wafer fabrication facility, which resulted in approximately $200,000 in savings in the fourth quarter. We intend to continue our efforts to reduce manufacturing costs in future periods.

(2)	Shift in product mix – Our value added products, such as Virtual Wire® Short-range Radio products, frequency control modules and custom filters, have a greater long-term potential for gross margins than the very price-sensitive low-power component products. In the current year, these potentially higher-margin products represented 44% of total sales, compared to only 38% in the previous year. Our strategy is to increase the portion of sales to products that have higher potential gross margins. As part of that strategy, during the current year we formed a module group to integrate various technologies that blend our SAW and RF design expertise with new packaging capabilities to form module products. While this is our strategy, there is no way we can assure that such an improved product mix will be achieved in all future periods.

(3)	Higher number of units sold – This results in lower average unit cost due to relatively high fixed manufacturing costs being spread over a larger amount of sales. However, if sales were to decrease in future periods, this factor could become an unfavorable factor.

The discussion above indicates that there are numerous factors that may have a material impact on our gross margins. Any one of them could cause a significant change in gross margin in either a favorable or unfavorable way, depending on the circumstances. This makes long-term estimates of our gross margin very difficult. However, we believe that gross margins in the coming first quarter will remain at approximately 28% of sales.

Research and Development

Research and development expense was approximately $3.3 million, $3.1 million and $3.9 million in fiscal 2003, 2002 and 2001 respectively. Research and development expense in fiscal 2003 increased approximately 4% compared to a decrease of approximately 19% in fiscal 2002. The slight increase in the current year was due to planned increases in design activities, including costs related to the development of a third generation of Virtual Wire® Short-range Radio products. The prior year’s decrease was primarily a result of our cost reduction program and reallocations from engineering design functions to manufacturing functions to improve manufacturing efficiency and to support the offshore transition.

We believe that the continued development of our technology and new products is essential to our success and we are committed to continuing our investment in research and development. We expect our investments in research and development to remain approximately the same or increase in absolute dollars over the next several quarters.

Sales and Marketing

Sales and marketing expense was $4.9 million, $4.8 million and $5.7 million in fiscal 2003, 2002 and 2001 respectively. In fiscal 2003, sales and marketing expenses increased approximately 2%. The slight increase in the current year was due to planned increases in sales activities, including additional sales application support for our customers. In fiscal 2002, sales and marketing expenses decreased approximately 17% from the prior year, due primarily to decreased sales commissions resulting from decreased sales and a change in our program to reduce commission rates. Sales and marketing expenses were 11% of sales in fiscal 2003 and fiscal year 2002. We expect to incur comparable or slightly higher sales and marketing expenses in absolute dollars over the next several quarters, with the exception of sales commission expenses that will fluctuate in line with sales levels.

General and Administrative

General and administrative expense was $2.6 million, $2.8 million and $3.2 million in fiscal 2003, 2002 and 2001 respectively. General and administrative expenses decreased approximately 7% in fiscal 2003, compared to a 11% decrease in fiscal year 2002. The decreases were part of our restructuring program. We expect general and administrative expenses to remain approximately the same in absolute dollars over the next several quarters.

Restructuring and Impairment Expense

In the current year, we identified additional opportunities to create efficiencies in our Dallas, Texas operations by consolidating our pilot line and wafer fabrication facilities into a recently purchased building that we had formerly leased. For this and other reasons, we incurred non-cash charges of $1.2 million, which was primarily for equipment and other assets that will no longer be usable in our operations. Included in this charge was $33,000 in costs related to severance of employees. The $1.2 million charge was recorded as restructuring and impairment in our condensed consolidated statements of operations. We expect to dispose of these assets over the next year. Restructuring and impairment expenses were approximately $229,000 in the prior year, which consisted of fixed asset write downs resulting from transfer of additional operations offshore. We believe the restructuring and consolidation of our assembly operations is now complete and do not anticipate significant additional restructuring or impairment expense.

Total Operating Expenses

Our operating expenses were $12.0 million for the current year, compared to $11.0 million in the prior year. The increase was almost entirely due to the increase in restructuring and impairment expense as explained above. Total operating expenses had decreased $3.2 million in the prior year. While some of the decrease in the prior year was due to lower sales commissions resulting from lower sales, most of the decrease was a result of our cost reduction efforts. We intend to continue our program to control operating expenses. Therefore, we do not expect operating expenses to change materially over the next several quarters, other than making a small amount of strategic product and market development investments intended to help increase sales. In addition, we expect sales commission expense to fluctuate in line with sales.

Other Income (Expense)

Other income (expense), primarily interest expense on our bank debt, decreased $605,000 (57%) in the current year and $492,000 (32%) in the prior year. This was primarily due in both years to a lower amount borrowed, as well lower interest rates. We have paid down net bank debt by approximately $2.3 million in the current year and $4.9 million in the prior year. We expect to continue to pay down our bank debt, and expect these expenses to continue to decrease next year.

Loss Before Income Taxes

Loss before income taxes increased to $3.3 million in the current year, compared to a $1.4 million loss for the prior year and a $9.6 million loss in fiscal 2001. The increased current year loss was primarily due to $3.8 million in non-cash charges to cost of sales for obsolescence and write-down of inventory and to operating expenses for restructuring and impairment expenses as explained above. The improvement in fiscal year 2002 compared to fiscal 2001 was primarily a result of improved gross profit and reduced operating expenses and reflects the positive impact of our restructuring program.

Income Tax Expense (Benefit)

In the current year we recorded a small provision for state income tax and expect to record relatively small state income tax provisions in future periods. In the prior year we benefited from a change in legislation that allowed us to obtain tax refunds for taxes paid in additional prior periods and additional categories of taxes. As a result, we recorded a $991,000 income tax benefit in fiscal 2002, which was subsequently received. In fiscal 2001, we fully reserved, in a non-cash charge, all tax benefits that had been recorded prior to that point in accordance with FAS 109. This resulted in $3.7 million in income tax expense for fiscal 2001.

We continue to maintain a full valuation allowance on our deferred tax assets due to prior period losses, as well as the general economic environment. However, we retain the tax benefits involved and we will realize the benefit in future periods to the extent we are profitable. As of the end of the current year, we have income tax carry forwards and other potential tax benefits available to reduce future federal taxable income by approximately $16.8 million as explained in footnote 13 to our financial statements. The net operating loss carry forward begins to expire August 31, 2023.

We do not expect to receive any additional tax refunds from recent legislation and do not expect to record any future federal income tax benefits or expense until the recovery of deferred tax assets is more likely than not.

Loss per Share

The net loss for the current year was $3.3 million, compared to a $442,000 loss in the prior year and a $13.2 million loss for fiscal 2001. Our basic and diluted loss per share was $.47 for fiscal 2003, compared to $.06 per share for fiscal 2002 and $1.97 per share for fiscal 2001. The increased loss in the current year was primarily due to $3.8 million in non-cash charges to cost of sales for obsolescence and write-down of inventory and to operating expenses for restructuring and impairment expenses as explained above. The improvement in loss per share in fiscal 2002 was due to both (a) an improvement in gross margins and operating expenses as a result of our restructuring efforts, as well as (b) a $1 million tax refund in fiscal 2002, compared to a $3.7 million expense for a FAS 109 special charge in fiscal 2001.

Fourth Quarter of Fiscal 2003

Unaudited quarterly financial data is presented in Note 16 to the accompanying financial statements.

Sales for the fourth quarter of $11.1 million decreased approximately 2%, compared to $11.3 million in the comparable quarter of the prior year. Sales increased approximately 2% compared to the previous third quarter. The sales decrease in the current quarter compared to the comparable quarter of the prior year was primarily due to a decrease in the average selling prices of our products, despite a slight increase in the number of units sold. See the above discussion under the heading “Product Line Sales Trends” for more details on the impact of average selling prices on our sales and gross margins. Our sales increase from the previous quarter was primarily due to a strong increase in the number of units sold, particularly to automotive customers for tire pressure monitoring and satellite radio applications.

For the last two years, our sales have declined an average of 6% in our first quarter compared to the previous fourth quarter. We expect that sales for tire pressure monitoring and satellite radio applications to offset this decline and overall sales for the next quarter will remain relatively flat with the current quarter. We currently cannot make any estimate of sales beyond the next quarter, due to the uncertain economic environment and the lack of visibility from customers in terms of backlog. We feel the diversity of our product offering and customer base moderates to a great extent the impact of economic changes on any particular industry or market.

Gross profit margin was 28.3% in the fourth quarter, compared to 28.8% for the comparable quarter of the prior year and 3.7% for the previous quarter. The primary reason for the decrease in gross margin from the comparable quarter of the prior year was our product mix within the low-power components line was not quite as favorable as it was last year. The primary reason for the increase in gross margin from the previous quarter was our third quarter $2.6 million non-cash charge (24.3% of sales) for obsolescence and write-down of inventory, as explained above under the heading “ Gross Profit Trends in Fiscal Year 2003 Compared to Fiscal Year 2002”. We expect that gross margin in the first quarter of fiscal 2004 will remain at approximately 28% of sales.

Operating expenses for the fiscal 2003 fourth quarter were approximately $2.8 million, compared to approximately $3.0 million for the comparable quarter of the prior year and $4.0 million for the previous quarter. Most of the variations in operating expenses were due to fluctuations in restructuring and impairment expense. The current quarter had no restructuring and impairment expense, compared to $229,000 in the prior year and $1.2 million in the previous quarter. These charges were described above. Without restructuring and impairment expense, operating expenses for the fourth quarter were not significantly changed from either the comparable quarter of the prior year or the previous quarter. We expect that operating expenses will remain stable over the next several quarters, except for sales commission expenses, which will change in line with sales levels.

Other expense was $78,000 in the fiscal 2003 fourth quarter, compared to $158,000 in the comparable quarter of the prior year and $132,000 in the previous quarter. This was primarily due to a lower amount borrowed, as well as due to lower interest rates. The decrease from the previous quarter was magnified by the fact that the current quarter also included a small amount of gains on sales of fixed assets, while the previous quarter included a small loss on sales of fixed assets. We expect that projected positive cash flow may allow us to continue to pay down debt, so interest expense may continue to decrease in the next year.

Pre-tax income for the fiscal 2003 fourth quarter was $255,000 compared to $52,000 in the comparable quarter of the prior year and a loss of $3.7 million in the previous quarter. The current quarter increase from the comparable quarter of the prior year resulted from lower operating and non operating expenses as explained in the previous two paragraphs. This was the highest pretax income we have reported in four years and we feel represents the favorable impact of our restructuring program. The increase from the previous quarter primarily results from the fact that the previous quarter included $3.8 million in non-cash charges to cost of sales for obsolescence and write-down of inventory and to operating expenses for restructuring and impairment expenses that did not recur.

Income tax expense was nearly the same for the current quarter, the comparable quarter of the prior year and the previous quarter. Diluted net income per share was $0.03 in the fourth quarter, compared to $0.01 for the comparable quarter of the prior year and a loss of $0.52 for the previous quarter. Net income followed the same pattern as pre-tax income (see discussion above). The number of shares outstanding increased in the current quarter due to an increase in stock price that put more stock options “in the money”.

Liquidity

Financing Arrangements

On February 3, 2003, our banking agreement was amended and restated. As of May 31, 2003, the banking agreement was further amended to adjust loan covenants to allow the inventory write off and asset impairment charge recorded in the third quarter of fiscal 2003. The bank agreement consists of:

(a)	A revolving line-of-credit facility of up to $13.5 million. This facility is limited to an available borrowing base that is based on certain levels of eligible accounts receivable and inventory and includes a $5.0 million line of credit that is supported by the Export/Import bank (Exim bank).

(b)	A term note of $3.0 million. This term note requires equal monthly payments of principal totaling $50,000, plus interest. We paid down the balance of the term note to $500,000 in the fourth quarter. We are required to pay off a portion of the term note in relation to the equipment either being sold or moved offshore, since the equipment serves as collateral. The portion required to be paid off is equal to the appraised value of the equipment being sold or moved.

(c)	A real estate mortgage of $1.1 million. This real estate term note requires monthly principal payments of $8,750, plus interest, which began in March 2003.

The banking agreement calls for an interest rate of bank prime plus 1.5%. Substantially all our assets, tangible and intangible, are pledged as collateral. The banking agreement contains financial covenants relating to various matters, including but not limited to (a) minimum net worth, (b) quarterly and monthly earnings, (c) limitations on changes in corporate structure and (d) restrictions on dividends and capital spending. We were in compliance with all covenants as of August 31, 2003. Although we believe that we will be able to continue compliance with the covenants, there is no assurance that this will occur. Should there be a covenant violation and we are unable to negotiate a waiver or amendment, the maturity of our debt could be accelerated. In that case, other sources of cash would be needed to support our operations. The banking agreement will expire in December 2005.

As part of the May 2003 amendment, we entered into a warrant purchase agreement with the lender. We issued warrants to purchase 30,000 shares of our common stock at an exercise price of $3.75 per share. The closing price of our common stock as of May 31, 2003 was $3.10 per share. The warrants expire 3 years from date of issuance. We accounted for the fair value assigned to these warrants of $42,000 as a debt issuance cost and we are amortizing it over the remaining period of the banking agreement.

Cash Flows

Liquidity at August 31, 2003 consisted primarily of $216,000 of cash and approximately $4.9 million available under the banking agreement. Net cash provided by our operating activities was $4.5 million in the current year, the same as the prior year. While net income was $2.9 million lower in fiscal 2003, the non-cash items included in net income were $2.4 million higher. Working capital used in operations declined by approximately $553,000, primarily because the reduction (pay down) in accounts payables was approximately $2 million lower. We continued to be within payment terms with our vendors in fiscal 2003.

We reduced both inventory and receivables in both years. Collection of our receivables improved on a days-sales outstanding measurement to the low to mid 50-day range in the current year. Receivables declined more last year due to lower sales. Inventory decreased more last year as offshore contractors took over a portion of the responsibility for raw materials.

There are some unusual factors included in the cash flows over the last two years. Both net income and non-cash items included in net income in the current year incorporate the effect of the $3.8 million non-cash charges to cost of sales for obsolescence and write-down of inventory and to operating expenses for restructuring and impairment expenses that were mentioned above. The prior year included the benefit of a $991,000 tax refund. Depreciation was approximately $1 million lower in fiscal year 2003 as a result of assets reaching the end of their lives and the various fixed asset write downs we have reported. We expect depreciation will decrease another $1 million next year for the same reasons.

We expect to maintain a positive cash flow from operations for fiscal 2004, as we did in the last two years. We have classified all of our bank debt, except for the long-term portion of the mortgage, as current on our year-end balance sheet. This reflects our plan to pay down more bank debt in fiscal 2004 than required under the loan’s repayment terms. We believe continued positive cash flow, as well as access to our credit facilities, will be sufficient to maintain normal operations for the next fiscal year. However, we cannot guarantee this will be achieved.

Cash used in investing activities was $2.7 million in the current year, compared to cash provided from investing activities of $0.4 million for the prior year. This was primarily due to capital spending of approximately $2.9 million in the current year. The bulk of our capital spending was for the purchase of a building for $1.4 million that we had formerly leased and improvements to that building that allowed us to consolidate a substantial part of our Dallas operations into our acquired building. We had cash provided from investing activities resulting from the proceeds of sales of fixed assets in both years. We will continue our efforts to sell fixed assets that were idled in recent years. We expect to acquire up to $1.5 million of capital equipment by the end of fiscal 2004, primarily related to the development of new products and new manufacturing processes. Due to our offshore manufacturing initiative, we do not expect to need significant additions to our assembly facilities or equipment in the next year.

We used $1.9 million in net cash in financing activities in 2003, compared to $4.9 million in fiscal 2002. In fiscal 2003 approximately $2.3 million was used to reduce bank borrowings, compared to $4.9 million in the prior year. In the current year we used a $1.1 million mortgage to help finance the building we purchased. Under our banking agreement, all receipts are applied to loans that are outstanding and we borrow funds to support all of our activities. As a result, repayments on debt and borrowings are large relative to our sales. We raised $452,000 from sales of stock to employees under various stock programs in fiscal 2003.

As of August 31, 2003, we had approximately $4.9 million of cash availability under our banking agreement based upon the borrowing base. In addition, approximately $5.9 million more may become available under the banking agreement if our borrowing base were to increase sufficiently to support increased borrowing. We are not able to say when or if that will happen because of our inability to see very far into the future due to limited lead times on orders placed with us by our customers.

While we reported positive operating cash flows for the last nine quarters, a reduction in sales or gross margins could occur due to economic or other factors. We believe that cash generated from operations, our cash balances and the amounts available under our credit facility will be sufficient to meet our cash requirements for the next twelve months. If for any reason these sources of funds are not sufficient to meet our requirements, we may be required to raise additional funds. We cannot guarantee that we would be able to obtain additional financing or, if available, that it would be available to us on acceptable terms. Should that happen, there could be a significant adverse impact on our operations.

Contractual Obligations

The following represent our known contractual obligations as of August 31, 2003 (in thousands):

	Payments Due Within
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	Over 5 Years
Contractual Obligations:
Long-Term Debt Obligations (1)	$4,098	$3,206	$892	$0	$0
Operating Lease Obligations (2)	791	194	362	235	0
Purchase Obligations (3)	3,415	3,415	0	0	0

Total	$8,304	$6,815	$1,254	$235	$0

(1)	Total amounts are included in the August 31, 2003 consolidated balance sheet. The amounts are minimum scheduled payments based on our banking agreement. The revolving line of credit is classified as short-term due to a lockbox arrangement with the bank, which requires the use of cash receipts to repay the amounts outstanding. See footnote 7, Long-Term Debt, in the accompanying financial statements.

(2)	Includes minimum lease payment obligations for noncancelable equipment and real-estate leases in affect as of August 31, 2003. See footnote 9, Leases and Contingencies, to the consolidated financial statements.

(3)	These purchase obligations are for inventory items to be sold in the ordinary course of business. The reported amount is the value of three-month commitments required by contracts with four manufacturers for product assembly costs. Amount does not include open purchase orders for raw material. See footnote 9, Leases and Contingencies, to the consolidated financial statements.

Stock Options

(a) Stock Option Program Description

Our stock option program is a broad-based, long-term retention program that is intended to attract and retain talented personnel and align stockholder and employee interests. We currently have four plans (1999 Plan, 1997 Plan, 1986 Plan and Director Plan) under which we grant stock options to employees, directors and consultants. The options generally vest at a rate of one forty-eighth each month beginning the first day of the month following the date of grant. The exercise price of each option equals the market price of our stock on the date of grant and each option generally expires ten years after the date of grant. The 1986 Plan expired for future grants according to its terms in November 2002. The Director Plan will expire as well in April 2004. In the near future we plan to grant most options and restricted stock to employees and directors from our 1997 Plan.

We currently account for our option plans under APB 25 and, accordingly, do not recognize compensation expense for options granted to employees and directors. Options granted to consultants are accounted for under SFAS 123 and are valued using the Black-Scholes model. Compensation expense of those options is recognized over the vesting life of the options, which is aligned with the consulting service life.

We also use the 1997 Plan to grant restricted stock. The grants are considered issued stock when granted and certificates are presented to the grantee as vesting occurs. We record unearned compensation, valued using the Black-Scholes model based on the share price on the date of grant, and expense that compensation over the vesting period.

(b) Distribution and Dilutive Effect of Options

Employee and Executive Option Grants

The following table summarizes the options granted to (a) our employees and (b) our chief executive officer and other four most highly compensated executive officers at August 31, 2003, whose total annual salary and bonus exceeded $100,000 during the fiscal year ended August 31, 2003. This and other information will be reported in our Proxy Statement filed with the Securities and Exchange Commission in connection with our 2004 annual meeting of stockholders. The individuals in category (b) above are referred to in the table below as our Named Executive Officers.

	FY2003	FY2002	FY2001
Net grants during the period as % of outstanding shares.	4.7%	3.9%	8.5%
Grants to Named Executive Officers during the period as % of total options granted.	26.6%	14.6%	20.2%
Grants to Named Executive Officers during the period as % of outstanding shares.	1.3%	0.6%	1.7%
Cumulative options held by Named Executive Officers as % of total options outstanding.	26.4%	26.0%	26.2%

(c) General Option Information

Summary of Option Activity

The following is a summary of stock option activity for the fiscal years ended August 31, 2003 and 2002:

		Shares Available for Options (#)	Options Outstanding
			Number of Shares (#)	Weighted Average Exercise Price ($)
Balance at	August 31, 2001	429,713	1,612,287	$7.02
	Grants	(273,500)	273,500	$2.97
	Exercises	—	(41)	$0.60
	Cancellations	102,946	(102,946)	$6.23
	Restricted stock (issues)/cancels-net	(2,884)	—	—
	Additional shares reserved	100,000	—	—

Balance at	August 31, 2002	356,275	1,782,800	$6.45
	Grants	(338,500)	338,500	$3.07
	Exercises	—	(64,492)	$3.86
	Cancellations	24,183	(24,183)	$6.90
	Additional shares reserved	600,000	—	—

Balance at	August 31, 2003	641,958	2,032,625	$5.96

In-the-Money and Out-of-the-Money Option Information

The following table compares the number of shares subject to option grants with exercise prices below the closing price of our common stock at August 31, 2003 (referred to as “In-the-Money”) with the number of shares subject to option grants with exercise prices equal to or greater than the closing price of our common stock at August 31, 2003 (referred to as “Out-of-the-Money”). The closing price of our common stock at August 31, 2003 was $7.50 per share.

	Exercisable		Unexercisable		Total
As of End of Quarter	Shares (#)	Wtd. Avg. Exercise Price ($)	Shares (#)	Wtd. Avg. Exercise Price ($)	Shares (#)	Wtd. Avg. Exercise Price ($)
In-the-Money	790,447	$4.98	671,553	$3.34	1,462,000	$4.23
Out-of-the-Money	536,456	$10.44	34,169	$9.86	570,624	$10.40

Total Options Outstanding	1,326,903	$7.19	705,722	$3.66	2,032,625	$5.96

(d) Executive Options

Options Granted to Named Executive Officers

The following table sets forth a summary of the stock options granted to our Named Executive Officers during the fiscal year ended August 31, 2003. Named Executive Officers are those executive officers described in the table above under the heading “Employee and Executive Option Grants”. The following table does not contemplate status of granted options relative to our current stock price.

	Individual Grants
	Number of Securities Underlying Options Per Grant (#)	Percent of Total Options Granted to Employees Year to Date (%)	Exercise or Base Price ($/ Share)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term ($)
					5%	10%
David M. Kirk	15,000	4.43%	$3.23	10-21-12	$30,442	$77,145
	10,000	2.95%	$3.15	5-16-13	$19,810	$50,203

Darrell L. Ash	5,000	1.48%	$3.23	10-21-12	$10,147	$25,715
	5,000	1.48%	$2.90	11-06-12	$9,119	$23,109
	10,000	2.95%	$3.15	5-16-13	$19,810	$50,203

David Crawford	5,000	1.48%	$3.23	10-21-12	$10,147	$25,715
	10,000	2.95%	$3.15	5-16-13	$19,810	$50,203

Robert J. Kansy	5,000	1.48%	$3.23	10-21-12	$10,147	$25,715
	10,000	2.95%	$3.15	5-16-13	$19,810	$50,203

Jon Prokop	5,000	1.48%	$3.23	10-21-12	$10,147	$25,715
	10,000	2.95%	$3.15	5-16-13	$19,810	$50,203

The percentage of total options granted to employees is based on an aggregate of 338,500 options granted to our employees, consultants and directors during the year ended August 31, 2003, including our Named Executive Officers. The exercise price per share of each option is equal to the fair market value of the common stock on the date of grant.

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

Options Exercises and Remaining Holdings of Named Executive Officers

The following table sets forth information concerning stock options exercised during the fiscal year ended August 31, 2003 and the number of shares of our common stock subject to both exercisable and unexercisable stock options as of August 31, 2003 for each of our Named Executive Officers described in the table above under the heading “Employee Executive Option Grants”. The value of unexercised in-the-money options is based on the fair market value of our common stock as of August 31, 2003, of $7.50 per share, minus the exercise price, multiplied by the number of shares underlying the option.

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at End of Quarter (#)		Values of Unexercised In- the-Money Options at End of Quarter ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
David M. Kirk	0	0	166,489	48,511	$236,326	$210,069
Darrell L. Ash	16,666	$50,943	46,738	25,262	$80,088	$110,727
David Crawford	0	0	60,301	29,699	$98,007	$105,683
Robert J. Kansy	0	0	64,851	19,649	$56,203	$85,268
Jon Prokop	0	0	49,150	25,650	$84,536	$104,467

Recently Issued Accounting Standards

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” The statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. The statement is generally effective for contracts entered into or modified after June 30, 2003. We have adopted SFAS 149. We currently do not use any derivative financial products and, as a result, there was no impact on the financial statements on adopting this standard.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” The statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We adopted SFAS No. 150 on September 1, 2003. We currently do not have any financial instruments with characteristics of both liabilities and equity and, as a result, there was no impact on the financial statements on adopting this standard.

Forward-Looking Statements

Except for the historical information, this report contains numerous forward-looking statements that involve risks and uncertainties. Our actual results could and will differ materially from the statements and assumptions discussed in this report. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below, as well as in the sections entitled “Business,” “Legal Proceedings”, “Selected Financial Data” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report.

This report and other presentations made by us contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. We believe that these statements are based on reasonable assumptions and our expectations at the time. However, these statements involve uncertainties and are completely qualified by reference to several important factors. These factors include, but are not limited to the following items that are listed below. Any and all of these factors could cause our actual results to differ materially from the forward looking statements that we made:

1.	The impact of competitive products and pricing. We do business in extremely competitive markets that are noted for fierce competition and generally declining average selling prices. Most of our significant competitors are much larger and better financed than we are. These competitors could execute sales strategies that could take a considerable amount of our business very quickly. This could have a material adverse impact on both our sales results and gross margins.

2.	The timely development, acceptance and pricing of new products. We have a large amount of continuing sales of older products that tend to decline in popularity over time. Only by developing new products can we replace sales for declining products and partially offset the impact of lower average selling prices.

3.	The impact of competing technologies including the obsolescence of existing products. Our business has a considerable amount of technological risk. We are vulnerable to competitors that have much more resources than we do that are trying to develop products that are technologically superior to ours. If customers believe those products are superior to ours, they may shift their demand to them.

4.	The ability to obtain production material and labor and capacity to meet product demand. Shortages could occur that make us unable to take advantage of a sudden increase or even stable level of demand.

5.	The potential transition to value-added products. Our historical base business is declining. Only by successfully developing and introducing value added products to our customers can we offset this impact.

6.	The timely implementation of improved manufacturing processes and transition to offshore manufacturing. We need to constantly reduce our costs to offset the impacts of a reduction in our average selling prices. We need to do this through continuous cost reduction in both our facilities and those of our contractors.

7.	General economic conditions as they affect our customers and manufacturing contractors. Our customers and contractors do business in markets that are vulnerable to changes in economic conditions. Adverse economic conditions can adversely impact the demand and/or the ability to supply our products.

8.	The availability to obtain required financing on favorable terms. If we have unanticipated difficulties, our banking relationships and other means of financing could be jeopardized.

9.	General industry trends. Markets or customer preferences could move away from our products.

10.	Acts of war or terrorism as they affect us, our customers or our manufacturing partners.

Any forward-looking statement speaks only as of the date on which such statement was made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement was made, nor will we necessarily make statements in advance to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for us to predict all such factors. We cannot assess the impact of each new or old factor on our business. We also cannot determine the extent to which a factor or combination of factors might cause future results to differ materially from those contained in any forward-looking statement.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk primarily due to fluctuations in interest rates. As of August 31, 2003, with all other variables held constant, a hypothetical one-percentage point increase in interest rates would result in an increase in interest expense of approximately $42,000 on an annual basis.

A significant portion of our products have a manufacturing process in foreign jurisdictions and are sold in foreign jurisdictions. We manage our exposure to currency exchange fluctuations by denominating most transactions in U.S. dollars. However, we may facilitate a minor portion of our sales in Euros. We consider the amount of our foreign currency exchange rate risk to be immaterial as of August 31, 2003.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is included in Appendix A attached hereto and incorporated by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported in a timely manner. There have been no changes in our internal control over financial reporting during the year ended August 31, 2003, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

We have adopted standards of business ethics and code of ethics that apply to our directors, officers and employees. The code of ethics is publicly available on our website at http://www.rfm.com/corp/ethicspolicy.pdf. If we make any substantive amendments to this code of ethics or grant any waiver, including any implicit waiver, from a provision of the code to our directors or executive officers, we will disclose the nature of such amendment or waiver on that website and in a report on Form 8-K.

The remaining information required by this item is found under the headings (a) “Proposal No. 1—Election of Directors,” (b) “Executive Officers”, (c) “Compliance with Section 16(a) of the Exchange Act” and (d) “The Board of Directors” in the definitive proxy statement to be filed with the Commission on or about December 9, 2003.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is found under the heading “Executive Officer Compensation” in the definitive proxy statement to be filed with the Commission on or about December 9, 2003.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is found under the headings (a) “Equity Compensation Plan Information” and (b) “Security Ownership of Certain Beneficial Owners and Management” in the definitive proxy statement to be filed with the Commission on or about December 9, 2003.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is found under the headings (a) “Certain Transactions with Management” and (b) “Indebtedness of Management” in the definitive proxy statement to be filed with the Commission on or about December 9, 2003.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is found under the heading “Proposal No. 4 - Ratification of Independent Auditor Selection” in the definitive proxy statement to be filed with the Commission on or about December 9, 2003.

PART IV.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1.	Financial Statements. Financial statements are attached as Appendix A to this report. The index to the financial statements is found on page F-1 of Appendix A.

(a) 2.	Financial Statement Schedules. All schedules are omitted since the required information is not present or is not present in amounts sufficient to require a submission of the schedules, or because the information required is included in the financial statements and notes thereto.

(a) 3.	Exhibits. See Exhibit Index in part (c) below.

(b)	We filed a report on Form 8-K on June 19, 2003 under which a press release was furnished under Item 12 of Form 8-K and was presented under Item 9 in accordance with the Commission’s interim filing guidance regarding Form 8-K Item 11 and Item 12 filing requirements, as set forth in Release No. 33-8216.

(c)	Exhibit Index

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Registrant. (2)

3.2	Bylaws of Registrant. (2)

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Specimen Stock Certificate. (2)

4.3	Rights Agreement dated as of December 20, 1994. (15)

4.4	First Amendment to Rights Agreement dated August 14, 1996. (16)

4.5	Second Amendment to Rights Agreement dated December 11, 2000. (18)

4.6	Form of Unit Subscription Agreement for Common Stock and Warrants between the Registrant and certain investors dated December 11, 2000. (19)

4.7	Form of Common Stock Purchase Warrant between Registrant and certain investors. (19)

4.8	Form of Registration Rights Agreement between Registrant and certain investors dated December 11, 2000. (19)

10.1	Form of Indemnity Agreement entered into by the Registrant and each of its officers and directors. (1)

10.4	1986 Incentive Stock Option Plan, as amended and related grant forms. (1)

10.5	1986 Supplemental Stock Option Plan, as amended and related grant forms. (1)

10.6	Form of Employee Stock Purchase Plan. (1)

10.7	Form of Employee Stock Purchase Plan Offering. (1)

10.8	Non-Employee Director’s Stock Option Plan. (2)

10.9	Form of Non-Employee Director’s Stock Option. (1)

10.10	Lease Agreement between the Registrant and Jeff Yassai. (2)

10.18	Form of Restrictive Stock Bonus Agreement to be entered November 30, 1995. (6)

10.23	Form of Change of Control Agreement for certain officers. (9)

10.25	Form of Restricted Stock Bonus Agreement. (11)

10.26	1999 Equity Incentive Plan. (11)

10.27	Form of Notice of Grant of Stock Options and Grant Agreement. (11)

10.39	Consulting Agreement between the Company and Tom Garrett dated June 28, 2000. (17)

10.45	Registration Rights Agreement between Registrant and Wells Fargo Business Credit, Inc. dated as of December 8, 2000. (19)

10.46	Warrant Agreement between Registrant and Wells Fargo Business Credit, Inc. dated as of December 8, 2000. (19)

10.49	Export-Import Bank of the United States Working Capital Guarantee Program Borrower’s Agreement dated as December 8, 2000. (19)

10.51	Manufacturing Agreement between Registrant and Automated Technology (Phil.) Inc. Electronics Corporation dated February 22, 2001. (20)

10.52	Manufacturing Agreement between Registrant and Cirtek Electronics Corporation dated March 23, 2001. (20)

10.55	Amendment 1 to manufacturing agreement between Registrant and Cirtek Electronics Corporation dated June 1, 2001. (20)

10.56	Manufacturing and Technical Support Agreement between Registrant and Morioka Seiko Instruments Inc. dated June 11, 2001. (20)

10.59	Amendment 1 to manufacturing agreement between Registrant and Automated Technology (Phil.) Inc. Electronics Corporation dated July 19, 2001. (21)

10.60	Amendment 2 dated October 1, 2001 to Manufacturing Agreement between Registrant and Cirtek Electronics Corporation dated March 23, 2001. (22)

10.70	Promissory Note between the Company and David M. Kirk dated May 1, 2002. (24)

10.71	Amendment 1 dated June 1, 2002 to manufacturing and technical support agreement between Registrant and Morioka Seiko Instruments Inc. dated June 11, 2001. (25)

10.72	Product Agreement between Registrant and Tai-Saw Technology Co., LTD dated September 1, 2002. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. The text has been filed separately with the Commission. (25)

10.75	Amended and Restated Credit and Security Agreement between Registrant and Wells Fargo Business Credit, Inc. dated February 3, 2003. (26)

10.76	Amended and Restated Revolving Note between Registrant and Wells Fargo Business Credit, Inc. dated February 3, 2003. (26)

10.77	Amended and Restated Term Note between Registrant and Wells Fargo Business Credit, Inc. dated February 3, 2003. (26)

10.78	Real Estate Term Note between Registrant and Wells Fargo Business Credit, Inc. dated February 3, 2003. (26)

10.79	Deed of Trust, Security Agreement between Registrant and Wells Fargo Business Credit, Inc. dated February 3, 2003. (26)

10.80	Amended and Restated Credit and Security Agreement between Registrant and Wells Fargo Bank Minnesota, N.A. dated February 3, 2003. (26)

10.81	Amended and Restated Revolving Note between Registrant and Wells Fargo Minnesota, N.A. dated February 3, 2003. (26)

10.82	Deed of Trust, Security Agreement between Registrant and Wells Fargo Minnesota, N.A. dated February 3, 2003. (26)

10.83	Comprehensive Manufacturing Assembly Agreement between Registrant and Tai-Saw Technology Co., Ltd. dated March 1, 2003. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. The text has been filed separately with the Commission. (27)

10.84	First Amendment to Amended and Restated Credit and Security Agreement between Registrant and Wells Fargo Bank Minnesota, N.A. dated May 31, 2003. (27)

10.85	First Amendment to Amended and Restated Credit and Security Agreement between Registrant and Wells Fargo Business Credit, Inc. dated May 31, 2003. (27)

10.86	Warrant Agreement between Registrant and Wells Fargo Business Credit, Inc. dated May 31, 2003. (27)

10.87	First Amendment to Registration Rights agreement between Registrant and Wells Fargo Business Credit, Inc. dated May 31, 2003. (27)

10.88	Amendment to Deed of Trust, Security Agreement between Registrant and Wells Fargo Bank Minnesota, N.A. dated May 31, 2003. (27)

10.89	Amendment to Deed of Trust, Security Agreement between Registrant and Wells Fargo Business Credit, Inc. dated May 31, 2003. (27)

10.90	Chairman of the Board of Directors service agreement between the Company and Michael Bernique dated May 31, 2003. (28)

11.1	Computation of net income per share. (28)

23.1	Consent of Deloitte & Touche LLP, Independent Auditors. (28)

24.1	Power of Attorney. See page 38.

31.1	Certificate Pursuant to Section 302 of Sarbanes – Oxley Act of 2002 for CEO. (28)

31.2	Certificate Pursuant to Section 302 of Sarbanes – Oxley Act of 2002 for CFO. (28)

32.1	Certificate Pursuant to Section 906 of Sarbanes – Oxley Act of 2002 for CEO. (28)

32.2	Certificate Pursuant to Section 906 of Sarbanes – Oxley Act of 2002 for CFO. (28)

(1)	Previously filed as an exhibit to the Registration Statement on Form S-1, as amended (Registration No. 33-78040) and incorporated herein by reference.

(2)	Previously filed as an exhibit to the Annual Report on Form 10-K for the year ended August 31, 1994, and incorporated herein by reference.

(6)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended November 30, 1995, and incorporated herein by reference.

(9)	Previously filed as an exhibit to the Annual Report on Form 10-K for the year ended August 31, 1997, and incorporated herein by reference.

(11)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended May 31, 1999, and incorporated herein by reference.

(15)	Previously filed as an exhibit to the Form 8-K file December 29, 1994, and incorporated herein by reference.

(16)	Previously filed as an exhibit to the Form 8-K file December 19, 1996, and incorporated herein by reference.

(17)	Previously filed as an exhibit to the Annual Report on Form 10-K for the year ended August 31, 2000, and incorporated herein by reference.

(18)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended November 30, 2000, and incorporated herein by reference.

(19)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended February 28, 2001, and incorporated herein by reference.

(20)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended May 31, 2001, and incorporated herein by reference.

(21)	Previously filed as an exhibit to the Annual Report on Form 10-K for the year ended August 31, 2001, and incorporated herein by reference.

(22)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended November 30, 2001, and incorporated herein by reference.

(24)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended May 31, 2002, and incorporated herein by reference.

(25)	Previously filed as an exhibit to the Annual Report on Form 10-K for the year ended August 31, 2002, and incorporated herein by reference.

(26)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended February 28, 2003, and incorporated herein by reference.

(27)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended May 31, 2003, and incorporated herein by reference.

(28)	Filed as an exhibit to this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, RF Monolithics, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 20th day of November, 2003.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of RF Monolithics, Inc. and in the capacities indicated on the 20th day of November, 2003.

/s/ DAVID M. KIRK	/s/ CORNELIUS C. BOND JR.

David M. Kirk CEO, President & Director	Cornelius C. Bond, Jr. Director

/s/ HARLEY E BARNES III	/s/ DEAN C. CAMPBELL

Harley E Barnes III CFO	Dean C. Campbell Director

/s/ MICHAEL R. BERNIQUE	/s/ FRANCIS J. HUGHES, JR.

Michael R. Bernique Chairman	Francis J. Hughes, Jr. Director

APPENDIX A

FINANCIAL STATEMENTS

RF MONOLITHICS, INC.

INDEX TO FINANCIAL STATEMENTS -

ITEM 8 OF FORM 10-K

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of RF Monolithics, Inc.:

We have audited the accompanying consolidated balance sheets of RF Monolithics, Inc. and subsidiary (collectively referred to as the Company) as of August 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended August 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas

November 17, 2003

RF MONOLITHICS, INC.

CONSOLIDATED BALANCE SHEETS

AUGUST 31, 2003 AND 2002

(In Thousands, Except Per Share Amounts)

	2003	2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$216	$273
Trade receivables, less allowance of $250 and $200 in 2003 and 2002, respectively	6,913	7,374
Inventories, net	7,894	10,642
Prepaid expenses and other	322	429

Total current assets	15,345	18,718

PROPERTY AND EQUIPMENT - Net	9,201	11,353

OTHER ASSETS - Net	277	439

TOTAL	$24,823	$30,510

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$3,206	$3,600
Accounts payable - trade	1,768	2,238
Accrued expenses and other current liabilities	1,477	1,603

Total current liabilities	6,451	7,441

LONG-TERM DEBT - Less current portion	892	2,844

OTHER LIABILITIES	190	216

STOCKHOLDERS’ EQUITY:
Preferred stock: $.001 par value, 5,000 shares authorized; 0 issued in 2003 and 2002	—	—
Common stock: $.001 par value, 20,000 shares authorized; 7,260 and 7,131 shares issued in 2003 and 2002, respectively	7	7
Additional paid-in capital	33,487	32,969
Common stock warrants	842	800
Treasury stock, 36 common shares at cost	(227)	(227)
Accumulated deficit	(16,550)	(13,209)
Unearned compensation	(269)	(331)

Total stockholders’ equity	17,290	20,009

TOTAL	$24,823	$30,510

See notes to consolidated financial statements.

RF MONOLITHICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED AUGUST 31, 2003, 2002, AND 2001

(In Thousands, Except Per-Share Amounts)

	2003	2002	2001
SALES	$42,935	$43,254	$51,771
COST OF SALES	33,782	32,636	45,597

GROSS PROFIT	9,153	10,618	6,174

OPERATING EXPENSES:
Research and development	3,266	3,133	3,852
Sales and marketing	4,877	4,777	5,748
General and administrative	2,648	2,835	3,184
Restructuring and impairment	1,216	229	1,399

Total	12,007	10,974	14,183

LOSS FROM OPERATIONS	(2,854)	(356)	(8,009)

OTHER INCOME (EXPENSE):
Interest income	3	7	83
Interest expense	(578)	(1,106)	(1,557)
Other	113	32	(85)

Total	(462)	(1,067)	(1,559)

LOSS BEFORE INCOME TAXES	(3,316)	(1,423)	(9,568)
INCOME TAX (BENEFIT) EXPENSE	25	(981)	3,673

NET LOSS	$(3,341)	$(442)	$(13,241)

LOSS PER SHARE :
Basic and Diluted	$(0.47)	$(0.06)	$(1.97)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING:
Basic and Diluted	7,170	7,095	6,712

See notes to consolidated financial statements.

RF MONOLITHICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY AND COMPREHENSIVE INCOME (LOSS)

YEARS ENDED AUGUST 31, 2003, 2002, AND 2001

(In Thousands)

	Common Stock		Additional Paid-in Capital	Stock Warrrants		Treasury Stock	Retained Earnings (Deficit)	Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Total	Comprehensive Income (Loss)
	Shares	Amount		Shares	Amount
BALANCE, AUGUST 31, 2000	6,208	$6	$30,562	—	$—	$(227)	$474	$(359)	$(70)	$30,386	$(7,678)
Common stock issuances:
Bank Equity Agreement	533	1	1,909	—	—	—	—	—	—	1,910
Restricted stock under the 1997 Equity Incentive Plan	121	—	406	—	—	—	—	(406)	—	—
Stock options exercised, including tax benefit	87	—	186	—	—	—	—	—	—	186
Employee Stock Purchase Plan	135	—	486	—	—	—	—	—	—	486
Forfeiture of restricted stock grants	(16)	—	(86)	—	—	—	—	86	—	—
Issuance of compensatory stock options	—	—	19	—	—	—	—	(19)	—	—
Common stock warrants issued:
With Bank Equity Agreement	—	—	(715)	533	715	—	—	—	—	—
With notes payable	—	—	—	30	85	—	—	—	—	85
Amortization of unearned compensation	—	—	—	—	—	—	—	174	—	174
Change in unrealized loss on investments	—	—	—	—	—	—	—	—	70	70	70
Net loss	—	—	—	—	—	—	(13,241)	—	—	(13,241)	(13,241)

BALANCE, AUGUST 31, 2001	7,068	$7	$32,767	563	$800	$(227)	$(12,767)	$(524)	$—	$20,056	$(13,171)

Common stock issuances:
Restricted stock under the 1997 Equity Incentive Plan	9	—	37	—	—	—	—	(37)	—	—
Stock options exercised	—	—	—	—	—	—	—	—	—	—
Employee Stock Purchase Plan	60	—	161	—	—	—	—	—	—	161
Forfeiture of restricted stock grants	(6)	—	(25)	—	—	—	—	25	—	—
Issuance of compensatory stock options	—	—	29	—	—	—	—	(29)	—	—
Amortization of unearned compensation	—	—	—	—	—	—	—	234	—	234
Net loss	—	—	—	—	—	—	(442)	—	—	(442)	(442)

BALANCE, AUGUST 31, 2002	7,131	$7	$32,969	563	$800	$(227)	$(13,209)	$(331)	$—	$20,009	$(442)

Common stock issuances:
Restricted stock under the 1997 Equity Incentive Plan	—	—	(18)	—	—	—	—	18	—	—
Stock options exercised	65	—	249	—	—	—	—	—	—	249
Employee Stock Purchase Plan	64	—	161	—	—	—	—	—	—	161
Issuance of stock warrants	—	—	—	30	42	—	—	—	—	42
Issuance of compensatory stock options	—	—	126	—	—	—	—	(126)	—	—
Amortization of unearned compensation	—	—	—	—	—	—	—	170	—	170
Net loss	—	—	—	—	—	—	(3,341)	—	—	(3,341)	(3,341)

BALANCE, AUGUST 31, 2003	7,260	$7	$33,487	593	$842	$(227)	$(16,550)	$(269)	$—	$17,290	$(3,341)

See notes to consolidated financial statements.

5

RF MONOLITHICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED AUGUST 31, 2003, 2002, AND 2001

(In Thousands)

	2003	2002	2001
OPERATING ACTIVITIES:
Net loss	$(3,341)	$(442)	$(13,241)

Noncash items included in net loss:
Deferred income taxes	—	—	3,538
Depreciation and amortization	3,871	4,912	5,362
Charge for inventory obsolesence and asset impairment	3,813	229	2,615
Provision (benefit) for trade receivable allowance	36	100	(38)
Amortization of unearned compensation	170	234	174
Gain on disposal of property and equipment	(55)	(45)	(100)

Sub-total	7,835	5,430	11,551

Cash provided by (used in) operating working capital:
Trade receivables	425	831	1,601
Inventories	118	976	(1,658)
Prepaid expenses and other	107	358	324
Accounts payable - trade	(470)	(2,480)	(884)
Accrued expenses and other liabilities	(152)	(210)	(658)
Income taxes payable/receivable	—	—	1,316

Sub-total	28	(525)	41

Net cash provided by (used in) operating activities	4,522	4,463	(1,649)

INVESTING ACTIVITIES:
Purchase of short-term investments	—	—	(1,538)
Proceeds from sale of short-term investments	—	—	5,081
Acquisition of property and equipment	(2,899)	(77)	(9,247)
Proceeds from disposition of property and equipment	127	483	382
Change in other assets	87	16	10

Net cash provided by (used in) investing activities	(2,685)	422	(5,312)

FINANCING ACTIVITIES:
Borrowings on building mortgage	1,050	—	—
Borrowings on line of credit	42,342	42,390	51,662
Repayments of notes payable	(45,696)	(47,273)	(47,148)
Repayments of capital lease obligations	—	(57)	(41)
Repayments of accounts payable - construction and equipment	—	(165)	(304)
Proceeds from common stock and warrants issued	410	161	2,582

Net cash provided by (used in) financing activities	(1,894)	(4,944)	6,751

NET DECREASE IN CASH AND CASH EQUIVALENTS	(57)	(59)	(210)
CASH AND CASH EQUIVALENTS:
Beginning of year	273	332	542

End of year	$216	$273	$332

NON CASH FINANCING ACTIVITY
Warrants issued for debt waiver	$42	$0	$85

SUPPLEMENTAL INFORMATION:
Interest paid	$327	$716	$1,092

Income taxes paid (refunded)	$24	$(958)	$(1,302)

RF MONOLITHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED AUGUST 31, 2003, 2002 AND 2001

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business - RF Monolithics, Inc. designs, develops, manufactures and markets a broad range of radio frequency, or RF, component and module products in two groups: communications and low-power products. The Company’s products, which are based on surface acoustic wave, or SAW, technology, address the growing requirements in the electronics markets for miniaturization, reduced power consumption, increased precision, and greater reliability and durability. These products are incorporated into application designs in five primary markets: automotive, consumer, distribution, industrial, and telecommunications, and are sold primarily in North America, Europe and Asia.

We have manufacturing operations in Dallas, Texas and manufacturing agreements with two manufacturers in the Philippines, one manufacturer in Taiwan and one manufacturer in Japan. Generally, the core SAW device or die is produced in Dallas in a wafer fabrication process and shipped to the foreign manufacturers for assembly with other purchased components.

Consolidated Financial Statements include our accounts and those of our wholly owned subsidiary, RFM Export, Inc. This subsidiary was originally created to take advantage of tax laws regarding Foreign Sales Corporations. These laws expired in calendar year 2001 and thus caused us to dissolve RFM Export, Inc. in February 2002.

Financial Statement Preparation requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingencies as of the date of the financial statements and revenues and expenses for the period. Those estimates and assumptions could differ significantly from conditions in future periods. Differences from those estimates are recognized in the period they become known.

Revenue is recognized for the most part when we ship the product to the customer. There are a small number of programs in which inventory is consigned to a customer and we recognize sales when the customer pulls the product for use from that inventory. In all cases we recognize sales at the point at which legal title passes to the customer. Our standard terms and conditions are FOB our shipping point. We permit the return of defective products and accept limited amounts of product returns in other instances. Accordingly, we provide allowances for the estimated amounts of these returns based on historical experience.

Cash Equivalents represent liquid investments with maturities at the date of acquisition of three months or less.

Inventories are stated at the lower of cost (first-in, first-out method) or market. We have a specific inventory reserve that is set by periodic detailed reviews of inventory movement and marketability. We estimate the market value of inventory based upon existing and forecasted demand for end products for the next twelve months and estimated amounts of inventory that would be consumed. We reduce the valuation of inventory items that are in excess supply compared to demand, items that have had limited usage over time, items that may no longer be usable due to product obsolescence and items that we decide to discontinue selling. We have a product rationalization process that involves key management personnel to identify and deal with products and related inventory that fall into those situations.

Property and Equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the following estimated useful lives: building, ten years; building and land improvements, three to five years; machinery and equipment, three to seven years; leasehold improvements, three to five years not exceeding the lease term; computer hardware and software, three years; and office furniture, five years.

Other Assets include legal costs of obtaining patents. These costs are amortized over the estimated useful lives of the respective patents, which are based on the related technology, ranging from five to twenty years.

Impairment of Long-lived Assets is evaluated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which requires an entity to review long-lived tangible and intangible assets for impairment and recognize a loss if expected future undiscounted cash flows are less than the carrying amount of the assets. Such losses are measured as the difference between the carrying value and the estimated fair value of the assets. The estimated fair value is determined based on expected undiscounted future cash flows. See Note 15 regarding charges related to impairment of tangible assets. There were no impairment charges related to intangible assets.

Warranty reserve is established based upon estimated warranty returns for the one year period after shipment date as permitted by our standard sales agreement. The warranty reserve at August 31, 2003 and 2002 was $50,000 and $80,000, respectively. Warranty claims have historically been limited because of our extensive quality systems.

Financial Instruments that potentially subject us to an interest and credit risk consist of cash and cash equivalents, accounts receivable, accounts payable and debt instruments, the carrying value of which are a reasonable estimate of their fair values due to their short maturities or variable interest rates.

Research and Development Costs are expensed as incurred. These costs do not include nonrecurring engineering costs related to contract technology development sales, which are included in cost of sales.

Deferred Income Taxes are provided under the asset and liability method for temporary differences in recognition of income and expense for tax and financial reporting purposes. Due to losses as well as the general economic environment, we maintain a full valuation allowance on our deferred tax assets.

Basic Earnings (Loss) per Share is computed by dividing the net earnings (loss) by the weighted average shares of common stock outstanding during the period. Diluted earnings (loss) per share is similar to basic earnings per share except that it is based on the weighted average number of common and potentially dilutive shares, from dilutive stock options and warrants to purchase common stock outstanding during each year. The dilutive effect of the options and warrants to purchase common stock are excluded from the computation of diluted net loss per share if their effect is antidilutive. The number of common stock equivalents excluded from the diluted net loss per share computation at August 31, 2003, 2002 and 2001 because they were antidilutive, were as follows:

	2003	2002	2001
Common stock options	2,032,625	1,782,800	1,612,287
Common stock warrants	593,332	563,332	563,332

Total	2,625,957	2,346,132	2,175,619

Stock-Based Compensation - We currently account for our stock option plans, including the Employee Stock Purchase Plan, or ESPP, under Accounting Principles Board (APB) Opinion No. 25 and related Interpretations and accordingly do not recognize compensation expense for options granted to employees and directors. All options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Options granted to consultants are accounted for under Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” and are valued using the Black-Scholes model. Compensation expense of such options is recognized over the vesting life of the options, which is aligned with the consulting service life. As permitted by SFAS No. 123 and amended by SFAS No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123”, we will continue to apply APB No. 25 to our stock-based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share.

The following table illustrates the effect on net income and earnings per share as if the fair value based method under SFAS No. 123 had been applied to all outstanding vested and unvested awards, as well as our ESPP in each period (in thousands except per share amounts):

	Years Ended August 31,
	2003	2002	2001
Net Loss, as reported	$(3,341)	$(442)	$(13,241)
Add: Stock option based compensation expense included in reported net income, net of related tax effects.	19	11	81
Deduct: Total stock option based compensation expense, including ESPP, determined under fair value based method for all awards, net of related tax effects.	(1,284)	(1,672)	(2,018)

Pro forma net loss	$(4,606)	$(2,103)	$(15,178)

EARNINGS PER SHARE
Basic and Diluted - as reported	$(0.47)	$(0.06)	$(1.97)

Basic and Diluted - pro forma	$(0.64)	$(0.30)	$(2.26)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Years Ended August 31,
	2003	2002	2001
Expected dividend yield	0	0	0
Risk-free interest rate	3.7%	3.6%	4.8%
Expected life of options (years)	6.0 yrs.	6.0 yrs.	6.0 yrs.
Assumed volatility	79%	81%	80%

Segment Accounting – We report as a single segment under SFAS 131, “Disclosures about Segments of an Enterprise and Related Information”. Our management reviews financial information at the enterprise wide level and makes decisions accordingly.

Recently Issued Accounting Standards – In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” The statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. The statement is generally effective for contracts entered into or modified after June 30, 2003. We have adopted SFAS 149. We currently do not use any derivative financial products and, as a result, there was no impact on the financial statements on adopting this standard.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” The statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We adopted SFAS No. 150 on September 1, 2003. We currently do not have any financial instruments with characteristics of both liabilities and equity and, as a result, there was no impact on the financial statements on adopting this standard.

2.	TRADE RECEIVABLES

Trade Receivables consist of the following (in thousands):

	2003	2002
Trade receivables	$6,954	$7,520
Other receivables	209	54
Allowance for trade receivables	(250)	(200)

Total	$6,913	$7,374

Allowance activity as follows (in thousands):

	2003	2002	2001
Beginning balance	$200	$260	$420
Provision (benefit) for trade receivables	36	100	(38)
Recoveries (write-offs)	14	(160)	(122)

Ending balance	$250	$200	$260

3.	INVENTORIES

Inventories consist of the following (in thousands):

	2003	2002
Raw materials and supplies	$3,116	$4,236
Work in process	2,641	3,612
Finished goods	3,823	4,299

Total gross inventories	9,580	12,147
Less: Inventory reserves	(1,686)	(1,505)

Total inventories	$7,894	$10,642

In the third quarter of fiscal 2003, we increased inventory reserves by recording a $2.6 million charge related to obsolescence and write-down of inventory associated with our product line modification and rationalization program. The charge was recorded as cost of sales in our consolidated statement of operations. In the fourth quarter of fiscal 2003, approximately $2.0 million of inventory was disposed of and charged to this reserve, leaving approximately $0.6 million related to this particular obsolete inventory that, most of which, will be disposed of in fiscal 2004.

4.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	2003	2002
Land and improvements	$417	$—
Building and improvements	2,524	—
Machinery and equipment	31,512	31,917
Test Fixtures	114	—
Construction in progress	109	28
Leasehold improvements	523	5,014
Computer software	2,356	2,351
Office furniture	410	406

Total	37,965	39,716
Less: Accumulated depreciation	(28,764)	(28,363)

Property and equipment - net	$9,201	$11,353

In the third quarter of fiscal 2003, we recorded an impairment of fixed assets charge of $1.2 million, which was a result of a write down of fixed assets resulting from the continuation of our facility consolidation. See footnote 15 on restructuring and impairment.

On February 3, 2003, we purchased one of the two buildings that we had been leasing for our Dallas headquarters. The purchase price was $1,400,000. Of this amount, $310,000 was allocated as land cost and $1,090,000 as building cost based on relative fair values. The 31,000 square foot facility contains our wafer fabrication and product line operations. Our banking agreement was used to finance $1,050,000 of the purchase price. The building is being depreciated over ten years. The net book value of previous leasehold improvements on the building was reclassified to cost of building and improvements. The improvements are being depreciated over their remaining useful lives of 3 to 5 years.

Construction in progress includes equipment and other fixed assets not yet placed in service.

5.	OTHER ASSETS

Other assets consist of the following (in thousands):

	2003	2002
Patents, less accumulated amortization of $677 and $602 in 2003 and 2002, respectively	$163	$213
Notes receivable – employees	3	122
Patent deposits	82	82
Other	29	22

Total	$277	$439

6.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	2003	2002
Accrued payroll and compensation, including accrued medical benefits	$685	$784
Other accrued expenses	762	819

Total	$1,447	$1,603

7.	LONG-TERM DEBT

Long-term debt payable at August 31, 2003 and 2002 consist of the following (in thousands):

	2003	2002
Revolving line-of-credit	$2,696	$5,063
Term note	450	1,416
Real estate mortgage	997	—
Debt issuance costs	(45)	(35)

Total	4,098	6,444
Less: Current maturity	3,206	3,600

Long-term debt	$892	$2,844

Revolving Line of Credit and Term Note – On December 8, 2000, we entered into a banking agreement, which was amended and restated on February 3, 2003, and consists of (a) a revolving line-of-credit facility of up to $13,500,000, limited to an available borrowing base, which is based on the levels of eligible accounts receivable and inventory, (b) a term note of $3,000,000 and (c) a real estate mortgage of $1,050,000. Substantially all of our assets, tangible and intangible, are pledged as collateral. The banking agreement calls for an interest rate of bank prime plus 1.5% (5.50% on August 31, 2003).

At August 31, 2003, the revolving credit facility had an additional $4,859,000 available under its borrowing base. An additional $5,945,000 may become available if our borrowing base were to increase sufficiently to support the increased borrowing. The revolving line of credit is classified as short-term due to a lockbox arrangement with the bank, which requires the use of cash receipts to repay the amounts outstanding.

The term note requires monthly principal payments of $50,000 plus interest. The banking agreement was amended in May 2003 to require us to pay down the balance of the term note to $500,000 in the fourth quarter of the current fiscal year. The term note also requires additional principal payments equal to the appraised value of any equipment either being sold or moved to support the offshore manufacturing initiative. The bank requires this provision because the equipment serves as collateral.

Real estate mortgage - To finance our purchase of a building at our Dallas headquarters (see Note 4), a real estate mortgage was established under our banking agreement on February 3, 2003 for $1,050,000. The real estate mortgage requires monthly principal payments of $8,750 plus interest, which began in March 2003.

Our banking agreement will expire in December 2005. In connection with our banking agreement, we entered into a warrant purchase agreement with the lender and issued warrants to purchase 30,000 shares of our common stock at an exercise price of $5.00 per share. The warrants expire 10 years from date of issuance. The fair value assigned to these warrants of $85,000 was accounted for as a debt issuance cost and is being amortized over the period of our banking agreement. In connection with the amendment in May 2003 to our banking agreement, we entered into a warrant purchase agreement with the lender and issued warrants to purchase 30,000 shares of our common stock at an exercise price of $3.75 per share. The warrants expire 3 years from date of issuance. The fair value assigned to these warrants of $42,000 was accounted for as a debt issuance cost and is being amortized over the remaining period of our banking agreement.

Our banking agreement contains financial covenants relating to various matters, including but not limited to, minimum net worth, quarterly and monthly earnings, limitations on changes in corporate structure, and restrictions on dividends and capital spending. We are in compliance with all covenants as of August 31, 2003. Although we believe that we will be able to continue to meet the covenants, there is no assurance that this will occur. Should there be a covenant violation without a waiver or amendment, the maturity of our debt could be accelerated and other sources of cash would be needed. Scheduled payments are as follows (in thousands):

Fiscal year ending August 31:
2004	$3,206
2005	105
2006	787

Total credit facility pay-downs	$4,098

8.	OTHER LIABILITIES

Other liabilities consist of the following (in thousands):

	2003	2002
Deferred equipment rental income*	$190	$216

* We are leasing equipment to a contract manufacturer. The agreement called for an advance rental payment. This is being amortized over the term of the lease.

9.	LEASES AND CONTINGENCIES

Leases – We have entered into non-cancelable operating lease agreements for one of our headquarters facilities and certain equipment. Rent expense under the operating leases in 2003, 2002, and 2001 was $570,000, $740,000, and $1,461,000, respectively. Minimum future rental commitments under the operating leases at August 31, 2003 are as follows (in thousands):

Operating Leases
Fiscal year ending August 31:
2004	$194
2005	188
2006	174
2007	188
2008	47

Total minimum payments	$791

Purchase commitments – We have contractual relationships with two manufacturers in the Philippines (Automated Technology (Phil.) Inc. and Cirtek Electronics Corporation), one manufacturer in Taiwan (Tai-Saw Technology Co., Ltd.) and one manufacturer in Japan (Morioka Seiko Instruments, Inc., a division of Seiko Instruments, Inc.). The agreements with all four manufacturers call for us to commit to three months of activity in accordance with a three-month forecast submitted by us and accepted by the manufacturer. The contract value of the three-month commitment as of August 31, 2003 was approximately $3.4 million.

Litigation – We are involved in routine litigation from time to time incidental to the conduct of our business. Currently, there is no litigation pending.

10.	CAPITAL STOCK

Preferred stock – Preferred stock of 5,000,000 shares with $.001 par value is authorized; none was issued at August 31, 2003 and 2002. Rights, preferences and other terms of the preferred stock will be determined by the Board of Directors at the time of issuance.

Common stock sales – In December 2000, we sold 533,332 unregistered shares of common stock to a group of investors for $2,000,000 ($3.75 per share), net of expenses of $90,000. Two of the investors are members of our board of directors. These two board members purchased 56,666 shares under the same terms and conditions as the other investors in the placement. The 56,666 shares were charged against shares authorized for issuance under our 1997 Plan at the $3.75 per share price. The stock purchase agreement called for certain restrictions on the sale or further acquisition of stock by the investors, as well as the right to require registration in the future. The proceeds of the sale of this stock were used to support our operations. Attached to the common stock were warrants to purchase 533,332 shares of our common stock at an exercise price of $7.50 per share and are exercisable for three years from the date of grant. We determined the value of the warrants to be $715,000 based on the Black-Scholes model.

Restricted common stock grants -All restricted stock has been issued from our 1997 Plan. The grants are considered issued stock when granted and presented to the grantee as vesting occurs. We record unearned compensation based on the share price on the date of the grant and expenses that amount over the vesting period. Generally, the shares vest over a two or four year period. We have recognized compensation expense related to restricted stock grants of approximately $151,000, $223,000 and $93,000 in fiscal 2003, 2002 and 2001, respectively. A summary of our 1997 Plan restricted stock activity and unvested balance follows:

	2003		2002		2001
	Shares	Weighted- average Price	Shares	Weighted- average Price	Shares	Weighted- average Price
Unvested at beginning of year	115,400	$3.6831	139,268	$3.8751	50,975	$6.2979
Granted	—	—	9,000	$4.1500	177,234	$3.5718
Vested	(64,642)	$2.8046	(26,752)	$3.6456	(73,016)	$4.6499
Forfeited	—	—	(6,116)	$4.1071	(15,925)	$5.3757

Unvested at end of year	50,758	$3.5408	115,400	$3.6831	139,268	$3.8751

Stock Options - Under the terms of our 1999 Equity Incentive Plan, or1999 Plan, options to purchase common stock and stock bonuses and rights to purchase restricted stock may be granted to non-officer employees at the discretion of the board of directors and subject to certain restrictions. We have authorized for grant 1,001,200 shares of common stock. The number of shares authorized and added to the plan in the past three years was 300,000 shares in both fiscal 2003 and fiscal 2001. At August 31, 2003, there are 699,893 options outstanding and 245,250 options available for grant under this plan.

Under terms of our 1997 Equity Incentive Plan, or 1997 Plan, nonqualified and incentive options to purchase common stock, and stock bonuses and rights to purchase restricted stock may be granted to key employees, directors or consultants at the discretion of the board of directors and subject to certain restrictions. We have authorized for grant 1,875,000 shares of common stock. The number of shares authorized and added to the plan in the past three years was 200,000 shares in fiscal 2003, 100,000 shares in fiscal 2002 and 200,000 shares in fiscal 2001. At August 31, 2003, there are 1,107,762 options outstanding and 214,103 options available for grant under this plan.

Under terms of our 1986 Stock Option Plan, or 1986 Plan, nonqualified options to purchase common stock may be granted to key employees and consultants at the discretion of the board of directors, subject to certain restrictions. We have authorized a total of 712,501 shares of common stock for issuance under the 1986 Plan. The authority to grant additional options under this plan terminated in November 2002, but options previously granted shall remain in effect in accordance with their terms. At August 31, 2003, there are 16,202 options outstanding under this plan.

Under the terms of our Non-Employee Director Stock Option Plan, or Director Plan, options to purchase common stock may be granted every January 1 to each director who is not an officer of the Company.

We have authorized a total of 375,000 shares of common stock for issuance under the Director Plan. The number of shares authorized and added to the plan in the past three years was 100,000 shares in fiscal 2003. At August 31, 2003, there are 208,768 options outstanding and 159,000 options available for grants under this plan. The authority to grant additional options under this plan will terminate in fiscal 2004, but options previously granted shall remain in effect in accordance with their terms.

All the stock option plans, generally, are on a four-year, monthly vesting schedule beginning the first day of the month following the date of grant. The exercise price of each option equals the market price of our stock on the date of grant and the options expire ten years after the date of grant. The summary of stock option activity for all plans (1999 Plan, 1997 Plan, 1986 Plan and Director Plan) follows:

	2003		2002		2001
	Shares	Weighted- average Exercise Price	Shares	Weighted- average Exercise Price	Shares	Weighted- average Exercise Price
Outstanding at beginning of year	1,782,800	$6.4475	1,612,287	$7.0231	1,450,463	$8.2588
Granted	338,500	$3.0683	273,500	$2.9715	568,000	$4.0314
Exercised	(64,492)	$3.8601	(41)	$0.0600	(87,309)	$1.1865
Expired	(24,183)	$6.9026	(102,946)	$6.2285	(318,867)	$8.9042

Outstanding at end of year	2,032,625	$5.9615	1,782,800	$6.4475	1,612,287	$7.0231

Options exercisable at year-end	1,326,903	$7.1866	1,030,459	$7.6624	727,403	$8.3436

The following table summarizes information about stock options outstanding at August 31, 2003 for all four plans:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 8/31/03	Weighted- average Remaining Contractual Life	Weighted- average Exercise Price	Number Exercisable at 8/31/03	Weighted- average Exercise Price
$ 1.5000 to $ 3.9500	845,659	8.13 years	$3.09	292,184	$3.22
$ 4.1500 to $ 7.5000	694,142	6.06 years	$5.98	566,229	$6.19
$ 7.5625 to $ 11.3750	333,324	4.86 years	$9.43	317,374	$9.42
$ 12.1250 to $ 27.0625	159,500	5.08 years	$13.85	151,116	$13.89

Totals	2,032,625			1,326,903

Employee Stock Purchase Plan – In 1994, we adopted an employee stock purchase plan, or Purchase Plan. In connection with the adoption of the Purchase Plan, we have reserved a total of 725,000 shares of our common stock. We added 200,000 shares to the plan in the past three years, and this occurred in fiscal 2002. Under the terms of the Purchase Plan, rights to purchase common stock may be granted to eligible employees at the discretion of the board of directors, subject to certain restrictions. The Purchase Plan enables our eligible employees, through payroll withholding, to purchase shares of common stock at 85% of the lesser of the fair market value of the common stock at the grant date or the purchase date. Purchases are made on a pre-determined semi-annual schedule. At August 31, 2003, there are 126,750 shares reserved for future purchase rights under this plan. A summary of the activity for the employee stock purchase plan is as follows:

	Shares	Purchase Proceeds
Purchases:
As of September 1, 2000	338,412	$2,194,237
2001	135,293	486,040
2002	60,273	160,869
2003	64,272	160,860

Total	598,250	$3,002,006

Stock Options for Employees Converting to Consultants – During the fourth quarter of 2000, two of our employees terminated employment and entered into consulting agreements to perform certain activities. We recorded $52,000 of unearned compensation relating to the unvested portion of stock options held by these employees. The options were revalued on the Black-Scholes model in the second quarter of 2001 and the unearned compensation was reduced by approximately $16,000. Compensation expense for the vesting options was approximately $31,000 in 2001.

Stock Options for Consultants – In January and February 2003, we granted options to purchase 24,000 shares of our common stock to seven consultants for services to be rendered. The options have exercise prices of $2.69 and $2.44 and are exercisable ratably over a four year term from the date of grant. We recognized compensation expense based on the estimated fair value of the options at the date of grant of approximately $5,400 in 2003.

In November 2001, we granted options to purchase 5,000 shares of our common stock to a consultant for services to be rendered. The options have an exercise price of $2.01 and are exercisable ratably over a four year term from the date of grant. We recognized compensation expense related to these options of approximately $2,400 and $1,600 in 2003 and 2002, respectively.

In December 2000, we granted options to purchase 8,000 shares of our common stock to two consultants for services to be rendered. The options have exercise prices of $3.87 and $3.81 and are exercisable ratably over a four year term from the date of grant. In July 2001, we employed one of the consultants. The fair value of the stock on the date of conversion was lower than the exercise price, therefore no compensation expense was recognized on change in status. We recognized compensation expense related to these options of approximately $2,400, $2,000 and $2,700 in 2003, 2002 and 2001, respectively.

In September 2000, we granted options to purchase 20,000 shares of our common stock to four consultants for services to be rendered. The options have an exercise price of $6.625 and are exercisable for a term of four years from the date of grant. The options vest 1/48 per month over the four year period. We recognized compensation expense related to these options of approximately $8,600, $7,400 and $7,300 in 2003, 2002 and 2001, respectively.

In February 2000, we granted options to purchase 2,400 shares of our common stock to a consultant for services to be rendered. In September 2000, the consultant terminated the consulting contract for which the options were granted. Pursuant to the termination agreement, we accelerated the vesting of the options, made all options exercisable on the date of termination of the contract and recorded compensation expense of approximately $40,000 in 2001.

Stockholder Rights Plan - In December 1994, we adopted a stockholder rights plan. In connection with the adoption of such plan, we reserved 250,000 shares of our Series A Junior Participating Preferred Stock. At the same time we declared a dividend of one preferred share purchase right, or Right, for each outstanding share of our common stock. The dividend of 4,965,847 Rights was issued to the stockholders of record on January 16, 1995. Each Right entitles the registered holder to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock at a price of $74.40 per one one-hundredth of a Preferred Share, subject to adjustment. The Rights become exercisable on the earlier of (a) the tenth day after the public announcement of acquisition by a person or group of persons, not including an exempt person as defined by the stockholder rights plan, of 15% or more of our common shares outstanding or (b) the tenth business day after the date of first public announcement of the intention of a person or group of persons to commence a tender or exchange offer to acquire 15% or more of our common shares outstanding. When issued, the Preferred Shares have dividend and voting rights that are defined in the Rights plan. We can redeem the Rights at a redemption price of $.01 per Right in accordance with the Rights plan, and the Rights expire on December 20, 2004.

11.	INTERNATIONAL SALES

International sales in foreign markets are as follows (in thousands):

	2003		2002		2001
	Sales	As a Percentage of Total Revenue	Sales	As a Percentage of Total Revenue	Sales	As a Percentage of Total Revenue
International sales:
Europe	$10,778	25.1%	$14,007	32.4%	$16,771	32.4%
Asia	9,683	22.6%	6,386	14.8%	7,423	14.3%
Other	2,020	4.7%	2,134	4.9%	2,499	4.8%

Total international sales	$22,481	52.4%	$22,527	52.1%	$26,693	51.5%

There are no assets separately identified with international sales.

12.	CONCENTRATION RISKS

Receivables

Only one customer had 10% or more of the total trade receivable balance at August 31, 2003 or total sales for fiscal 2003. This customer had 16% of the accounts receivable balance and 5% of total sales. The large ratio of receivables results from an increase in sales late in the year.

Only one customer had 10% or more of the total trade receivable balance at August 31, 2002 or total sales for fiscal 2002. This customer had 14% of the accounts receivable balance and 11% of total sales.

Payables

Two vendors had 10% or more of total trade payables at August 31, 2003 or total cost of sales for fiscal 2003. One vendor had 34% of the trade payable balance and 20% of total cost of sales. The other vendor had 15% of the trade payable balance and 7% of total cost of sales.

Only one vendor had 10% or more of total trade payables at August 31, 2002 or total cost of sales for fiscal 2002. This vendor had 38% of the trade payable balance and 20% of total cost of sales.

13.	INCOME TAXES

The tax effects of significant items comprising our net deferred income taxes as of August 31, 2003 and 2002, are as follows (in thousands):

	2003	2002
Net operating losses	$5,533	$5,453
Accruals and valuation allowances not currently deductible	1,129	546
Inventory costs capitalized for tax purposes	29	70
Tax credit carry forwards	612	735
Less: Valuation allowance	(7,303)	(6,804)

Total deferred income tax benefit	$—	$—

The resulting income tax expense (benefit) is shown below (in thousands):

	2003	2002	2001
Current – federal	$—	$(1,001)	$101
Current – state	25	20	34
Deferred	0	0	3,538

Total income tax expense (benefit)	$25	$(981)	$3,673

A reconciliation between income taxes computed at the federal statutory rate and income tax expense (benefit) is shown below (in thousands):

	2003	2002	2001
Income tax benefit computed at federal statutory rate	$(1,127)	$(484)	$(3,253)
State income tax expense – net of federal income tax benefit	25	20	22
Expenses not deductible for tax purposes	9	11	13
Increase (decrease) in valuation allowance	499	(444)	6,898
Changes in estimated income tax accruals	535	—	—
Other	84	(84)	(7)

Total income tax expense (benefit)	$25	$(981)	$3,673

We account for taxes in accordance with SFAS 109 “Accounting for Income Taxes.” Consistent with prior years and due to continued losses, as well as the general economic environment, we have maintained a 100% valuation allowance against our net deferred tax assets. We retain the tax benefits involved and will realize the benefits in future periods to the extent we are profitable.

As a result of the enactment of Job Creation and Worker Assistance Act in March 2002, We were able to carry back some of our tax loss for the year August 31, 2001, and recover previously paid regular and alternative minimum taxes.

As of August 31, 2003, we have income tax carryforwards of $16,273,746, $576,911 and $35,341 related to net operating losses, general business credits and foreign tax credits, respectively, available to reduce future federal income tax liabilities. The net operating loss carryforwards expire August 31, 2023.

14.	EMPLOYEE BENEFIT PLAN

We have a profit sharing plan under Section 401(k) of the Internal Revenue Code, which covers substantially all employees. We may match employee contributions at a rate determined by the board of directors. Discretionary matching cash contributions of approximately $91,000, $88,000 and $120,000 were made in 2003, 2002 and 2001, respectively.

15.	RESTRUCTURING AND IMPAIRMENT

Impairment

In the third quarter of fiscal 2003, we recorded an impairment expense of approximately $1.2 million associated with our board-approved plan to consolidate our Dallas, Texas operations and facilities for the write-down or write-off of equipment and other assets that were no longer usable in our operations.

In the fourth quarter of fiscal 2002, we recorded an impairment expense of approximately $229,000 to write-down or write-off specific fixed assets that were determined at that time to be of no further use.

In the fourth quarter of fiscal 2001, we recorded an impairment expense of approximately $1.0 million to write-down or write-off specific fixed assets that were no longer required due to the move of certain manufacturing lines overseas.

Restructuring

In the third quarter of fiscal 2003, we incurred approximately $33,000 in restructuring costs related to the severance of 12 employees. This employment reduction resulted from the consolidation of operations at our Dallas, Texas facility.

In the fourth quarter of fiscal 2001, a restructuring charge was recorded for severance costs of approximately $399,000 related to a employment reduction of 238 employees. This reduction occurred mostly in the manufacturing and manufacturing support departments of operations moving overseas.

The following represents a reconciliation of the restructuring accrual for severance costs, which is included in accrued expenses and other current liabilities in the accompanying consolidated financial statements (in thousands):

	Year Ended August 31, 2003	Year Ended August 31, 2002	Year Ended August 31, 2001
Beginning balance	$—	$352	$—
Accrual for restructuring costs	33	—	399
Severance payments to employees	(33)	(352)	(47)

Ending balance	$0	$0	$352

16.	QUARTERLY INFORMATION (UNAUDITED)

Selected unaudited quarterly financial data is as follows (in thousands, except per-share amounts):

	Fiscal 2003 Quarter Ended				Fiscal 2002 Quarter Ended
	Nov. 30	Feb. 28	*May 31	Aug. 31	Nov. 30	Feb. 28	May 31	Aug. 31
Sales	$10,628	$10,399	$10,818	$11,090	$11,680	$9,850	$10,439	$11,285
Cost of sales	7,752	7,656	10,418	7,956	9,201	7,530	7,873	8,032

Gross profit	2,876	2,743	400	3,134	2,479	2,320	2,566	3,253
Operating expenses:
Research and development	788	773	833	872	740	749	805	839
Sales and marketing	1,220	1,159	1,230	1,268	1,181	1,144	1,222	1,230
General and administrative	665	639	683	661	730	700	660	745
Restructuring and impairment	—	—	1,216	—	—	—	—	229

Total	2,673	2,571	3,962	2,801	2,651	2,593	2,687	3,043

Income (loss) from operations	203	172	(3,562)	333	(172)	(273)	(121)	210
Other expense, net	(143)	(109)	(132)	(78)	(393)	(269)	(247)	(158)

Income (loss) before income taxes	60	63	(3,694)	255	(565)	(542)	(368)	52
Income tax expense (benefit)	6	6	8	5	—	—	(991)	10

Net income (loss)	$54	$57	$(3,702)	$250	$(565)	$(542)	$623	$42

Earnings per share:
Basic	$0.01	$0.01	$(0.52)	$0.03	$(0.08)	$(0.08)	$0.09	$0.01

Diluted	$0.01	$0.01	$(0.52)	$0.03	$(0.08)	$(0.08)	$0.09	$0.01

Weighted average common shares outstanding:
Basic	7,132	7,156	7,168	7,222	7,068	7,086	7,103	7,124

Diluted	7,177	7,185	7,168	7,605	7,068	7,086	7,169	7,188

*	During the third quarter of fiscal 2003, we took a charge of approximately $3.8 million related to inventory, property and severance. See further discussion in footnote 15.

* * * * * *

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Registrant. (2)

3.2	Bylaws of Registrant. (2)

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Specimen Stock Certificate. (2)

4.3	Rights Agreement dated as of December 20, 1994. (15)

4.4	First Amendment to Rights Agreement dated August 14, 1996. (16)

4.5	Second Amendment to Rights Agreement dated December 11, 2000. (18)

4.6	Form of Unit Subscription Agreement for Common Stock and Warrants between the Registrant and certain investors dated December 11, 2000. (19)

4.7	Form of Common Stock Purchase Warrant between Registrant and certain investors. (19)

4.8	Form of Registration Rights Agreement between Registrant and certain investors dated December 11, 2000. (19)

10.1	Form of Indemnity Agreement entered into by the Registrant and each of its officers and directors. (1)

10.4	1986 Incentive Stock Option Plan, as amended and related grant forms. (1)

10.5	1986 Supplemental Stock Option Plan, as amended and related grant forms. (1)

10.6	Form of Employee Stock Purchase Plan. (1)

10.7	Form of Employee Stock Purchase Plan Offering. (1)

10.8	Non-Employee Director’s Stock Option Plan. (2)

10.9	Form of Non-Employee Director’s Stock Option. (1)

10.10	Lease Agreement between the Registrant and Jeff Yassai. (2)

10.18	Form of Restrictive Stock Bonus Agreement to be entered November 30, 1995. (6)

10.23	Form of Change of Control Agreement for certain officers. (9)

10.25	Form of Restricted Stock Bonus Agreement. (11)

10.26	1999 Equity Incentive Plan. (11)

10.27	Form of Notice of Grant of Stock Options and Grant Agreement. (11)

10.39	Consulting Agreement between the Company and Tom Garrett dated June 28, 2000. (17)

10.45	Registration Rights Agreement between Registrant and Wells Fargo Business Credit, Inc. dated as of December 8, 2000. (19)

10.46	Warrant Agreement between Registrant and Wells Fargo Business Credit, Inc. dated as of December 8, 2000. (19)

10.49	Export-Import Bank of the United States Working Capital Guarantee Program Borrower’s Agreement dated as December 8, 2000. (19)

10.51	Manufacturing Agreement between Registrant and Automated Technology (Phil.) Inc. Electronics Corporation dated February 22, 2001. (20)

10.52	Manufacturing Agreement between Registrant and Cirtek Electronics Corporation dated March 23, 2001. (20)

10.55	Amendment 1 to manufacturing agreement between Registrant and Cirtek Electronics Corporation dated June 1, 2001. (20)

10.56	Manufacturing and Technical Support Agreement between Registrant and Morioka Seiko Instruments Inc. dated June 11, 2001. (20)

10.59	Amendment 1 to manufacturing agreement between Registrant and Automated Technology (Phil.) Inc. Electronics Corporation dated July 19, 2001. (21)

1

10.60	Amendment 2 dated October 1, 2001 to Manufacturing Agreement between Registrant and Cirtek Electronics Corporation dated March 23, 2001. (22)

10.70	Promissory Note between the Company and David M. Kirk dated May 1, 2002. (24)

10.71	Amendment 1 dated June 1, 2002 to manufacturing and technical support agreement between Registrant and Morioka Seiko Instruments Inc. dated June 11, 2001. (25)

10.72	Product Agreement between Registrant and Tai-Saw Technology Co., LTD dated September 1, 2002. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. The text has been filed separately with the Commission. (25)

10.75	Amended and Restated Credit and Security Agreement between Registrant and Wells Fargo Business Credit, Inc. dated February 3, 2003. (26)

10.76	Amended and Restated Revolving Note between Registrant and Wells Fargo Business Credit, Inc. dated February 3, 2003. (26)

10.77	Amended and Restated Term Note between Registrant and Wells Fargo Business Credit, Inc. dated February 3, 2003. (26)

10.78	Real Estate Term Note between Registrant and Wells Fargo Business Credit, Inc. dated February 3, 2003. (26)

10.79	Deed of Trust, Security Agreement between Registrant and Wells Fargo Business Credit, Inc. dated February 3, 2003. (26)

10.80	Amended and Restated Credit and Security Agreement between Registrant and Wells Fargo Bank Minnesota, N.A. dated February 3, 2003. (26)

10.81	Amended and Restated Revolving Note between Registrant and Wells Fargo Minnesota, N.A. dated February 3, 2003. (26)

10.82	Deed of Trust, Security Agreement between Registrant and Wells Fargo Minnesota, N.A. dated February 3, 2003. (26)

10.83	Comprehensive Manufacturing Assembly Agreement between Registrant and Tai-Saw Technology Co., Ltd. dated March 1, 2003. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. The text has been filed separately with the Commission. (27)

10.84	First Amendment to Amended and Restated Credit and Security Agreement between Registrant and Wells Fargo Bank Minnesota, N.A. dated May 31, 2003. (27)

10.85	First Amendment to Amended and Restated Credit and Security Agreement between Registrant and Wells Fargo Business Credit, Inc. dated May 31, 2003. (27)

10.86	Warrant Agreement between Registrant and Wells Fargo Business Credit, Inc. dated May 31, 2003. (27)

10.87	First Amendment to Registration Rights agreement between Registrant and Wells Fargo Business Credit, Inc. dated May 31, 2003. (27)

10.88	Amendment to Deed of Trust, Security Agreement between Registrant and Wells Fargo Bank Minnesota, N.A. dated May 31, 2003. (27)

10.89	Amendment to Deed of Trust, Security Agreement between Registrant and Wells Fargo Business Credit, Inc. dated May 31, 2003. (27)

10.90	Chairman of the Board of Directors service agreement between the Company and Michael Bernique dated May 1, 2003. (28)

11.1	Computation of net income per share. (28)

23.1	Consent of Deloitte & Touche LLP, Independent Auditors. (28)

24.1	Power of Attorney. See page 38.

31.1	Certificate Pursuant to Section 302 of Sarbanes – Oxley Act of 2002 for CEO. (28)

31.2	Certificate Pursuant to Section 302 of Sarbanes – Oxley Act of 2002 for CFO. (28)

32.1	Certificate Pursuant to Section 906 of Sarbanes – Oxley Act of 2002 for CEO. (28)

32.2	Certificate Pursuant to Section 906 of Sarbanes – Oxley Act of 2002 for CFO. (28)

2

(1)	Previously filed as an exhibit to the Registration Statement on Form S-1, as amended (Registration No. 33-78040) and incorporated herein by reference.

(2)	Previously filed as an exhibit to the Annual Report on Form 10-K for the year ended August 31, 1994, and incorporated herein by reference.

(6)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended November 30, 1995, and incorporated herein by reference.

(9)	Previously filed as an exhibit to the Annual Report on Form 10-K for the year ended August 31, 1997, and incorporated herein by reference.

(11)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended May 31, 1999, and incorporated herein by reference.

(15)	Previously filed as an exhibit to the Form 8-K file December 29, 1994, and incorporated herein by reference.

(16)	Previously filed as an exhibit to the Form 8-K file December 19, 1996, and incorporated herein by reference.

(17)	Previously filed as an exhibit to the Annual Report on Form 10-K for the year ended August 31, 2000, and incorporated herein by reference.

(18)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended November 30, 2000, and incorporated herein by reference.

(19)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended February 28, 2001, and incorporated herein by reference.

(20)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended May 31, 2001, and incorporated herein by reference.

(21)	Previously filed as an exhibit to the Annual Report on Form 10-K for the year ended August 31, 2001, and incorporated herein by reference.

(22)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended November 30, 2001, and incorporated herein by reference.

(24)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended May 31, 2002, and incorporated herein by reference.

(25)	Previously filed as an exhibit to the Annual Report on Form 10-K for the year ended August 31, 2002, and incorporated herein by reference.

(26)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended February 28, 2003, and incorporated herein by reference.

(27)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended May 31, 2003, and incorporated herein by reference.

(28)	Filed as an exhibit to this Annual Report on Form 10-K.

3