Form 10-Q
period 2003-11-30
RF MONOLITHICS INC /DE/
filed 2004-01-14
CIK 922204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2003

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

As of December 31, 2003: 7,458,339 shares of the Registrant’s Common Stock, $.001 par value, were outstanding.

RF MONOLITHICS, INC.

FORM 10-Q

QUARTER ENDED NOVEMBER 30, 2003

PART I. CONDENSED FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

RF MONOLITHICS, INC.

CONDENSED BALANCE SHEETS

(In Thousands)

	November 30, 2003	August 31, 2003
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$155	$216
Trade receivables - net	7,230	6,913
Inventories	7,742	7,894
Prepaid expenses and other	318	322

Total current assets	15,445	15,345

PROPERTY AND EQUIPMENT - Net	8,714	9,201

OTHER ASSETS - Net	263	277

TOTAL	$24,422	$24,823

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$1,355	$3,206
Accounts payable - trade	2,369	1,768
Accrued expenses and other current liabilities	1,775	1,477

Total current liabilities	5,499	6,451

LONG-TERM DEBT - Less current portion	866	892

OTHER LIABILITIES	185	190

STOCKHOLDERS’ EQUITY:
Common stock: 7,310 and 7,260 shares issued	7	7
Additional paid-in capital	33,800	33,487
Common stock warrants	695	842
Treasury stock, 36 common shares at cost	(227)	(227)
Accumulated deficit	(16,149)	(16,550)
Unearned compensation	(254)	(269)

Total stockholders’ equity	17,872	17,290

TOTAL	$24,422	$24,823

See notes to condensed financial statements.

RF MONOLITHICS, INC.

CONDENSED STATEMENTS OF OPERATIONS - UNAUDITED

(In Thousands, Except Per-Share Amounts)

	Three Months Ended November 30,
	2003	2002
SALES	$11,139	$10,628

COST OF SALES	7,833	7,752

GROSS PROFIT	3,306	2,876

OPERATING EXPENSES:
Research and development	854	788
Sales and marketing	1,269	1,220
General and administrative	713	665

Total operating expenses	2,836	2,673

INCOME FROM OPERATIONS	470	203

OTHER INCOME (EXPENSE):
Interest income	—	3
Interest expense	(114)	(177)
Other expense	50	31

Total other income (expense)	(64)	(143)

INCOME BEFORE INCOME TAXES	406	60

INCOME TAX EXPENSE	5	6

NET INCOME	$401	$54

EARNINGS PER SHARE
Basic	$0.06	$0.01

Diluted	$0.05	$0.01

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	7,278	7,132

Diluted	7,752	7,177

See notes to condensed financial statements.

RF MONOLITHICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS - UNAUDITED

(In Thousands)

	Three Months Ended November 30,
	2003	2002
OPERATING ACTIVITIES:
Net income	$401	$54

Noncash items included in net income:
Depreciation and amortization	743	1,042
Provision for trade receivable allowance	3	2
Amortization of unearned compensation	46	47
Gain on disposal of property and equipment	—	(14)

Sub-total	792	1,077

Cash provided by (used in) operating working capital:
Trade receivables	(320)	779
Inventories	152	(157)
Prepaid expenses and other	4	12
Accounts payable - trade	601	(608)
Accrued expenses and other liabilities	293	72

Sub-total	730	98

Net cash provided by operating activities	1,923	1,229

INVESTING ACTIVITIES:
Acquisition of property and equipment	(271)	(106)
Proceeds from disposition of property and equipment	32	14
Change in other assets	(3)	57

Net cash used in investing activities	(242)	(35)

FINANCING ACTIVITIES:
Borrowings on line of credit	9,279	10,393
Repayments of notes payable	(11,156)	(11,766)
Proceeds from common stock issued	135	—

Net cash used in financing activities	(1,742)	(1,373)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(61)	(179)

CASH AND CASH EQUIVALENTS:
Beginning of period	216	273

End of period	$155	$94

SUPPLEMENTAL INFORMATION:
Interest paid	$45	$115

Income taxes paid	$3	$—

See notes to condensed financial statements.

RF MONOLITHICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS - UNAUDITED

1. INTERIM FINANCIAL STATEMENTS

The accompanying condensed financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, that in the opinion of the management of RF Monolithics, Inc., or the Company, or RFM, are necessary for a fair presentation of our financial position as of November 30, 2003, and the results of operations and cash flows for the three months ended November 30, 2003 and 2002. These unaudited interim condensed financial statements should be read in conjunction with our audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended August 31, 2003, filed with the Securities and Exchange Commission. We did not have any subsidiaries in the periods covered by this report.

Operating results for the three months ended November 30, 2003, are not necessarily indicative of the results to be achieved for the full fiscal year ending August 31, 2004.

2. INVENTORIES

Inventories consist of the following (in thousands):

	Nov. 30, 2003	Aug. 31, 2003
Raw materials and supplies	$3,218	$3,116
Work in process	2,286	2,641
Finished goods	3,900	3,823

Total gross inventories	9,404	9,580
Less inventory reserves	(1,662)	(1,686)

Total inventories	$7,742	$7,894

In the third quarter of fiscal 2003, we increased inventory reserves by recording a $2.6 million charge related to obsolescence and write-down of inventory associated with our product line modification and rationalization program. The charge was recorded as cost of sales in our statement of operations. In the fourth quarter of fiscal 2003 and first quarter of fiscal 2004, approximately $2.0 million and $.2 million respectively, of inventory was disposed of and charged to this reserve, leaving approximately $0.4 million related to this particular obsolete inventory, most of which will be disposed of in the balance of fiscal 2004.

3. PROPERTY AND EQUIPMENT

Property and equipment includes construction in progress of $359,000 at November 30, 2003, and $109,000 at August 31, 2003, which is composed of equipment and other assets not yet placed in service.

4. CREDIT FACILITIES

Balances outstanding under our credit facilities were as follows (in thousands):

	November 30, 2003	August 31, 2003
Revolving line-of-credit	$984	$2,696
Term note	300	450
Real estate mortgage	971	997
Debt issuance costs	(34)	(45)

Total	2,221	4,098

Less: Current maturity	1,355	3,206

Long-term debt	$866	$892

Revolving Line of Credit and Term Note – On December 8, 2000, we entered into a banking agreement, which was amended and restated on February 3, 2003, and consists of (a) a revolving line-of-credit facility of up to $13,500,000, limited to an available borrowing base, which is based on the levels of eligible accounts receivable and inventory, (b) a term note of $3,000,000 and (c) a real estate mortgage of $1,050,000. Substantially all of our assets, tangible and intangible, are pledged as collateral. The banking agreement calls for an interest rate of bank prime plus 1.5% (5.50% on November 30, 2003).

At November 30, 2003, our revolving credit facility had an additional $6,697,000 available under its borrowing base. An additional $5,819,000 may become available if our borrowing base were to increase sufficiently to support the increased borrowing. We eliminated the Export/Import (“Ex/Im”) facility within this agreement effective December 31, 2003. This will have the effect of lowering our interest expense and lowering the amount available by approximately $1,300,000. Our revolving line of credit is classified as short-term due to a lockbox arrangement with the bank, which requires the use of cash receipts to repay the amounts outstanding.

Our term note requires monthly principal payments of $50,000 plus interest. It also requires additional principal payments equal to the appraised value of any equipment either being sold or moved to support our offshore manufacturing initiative. The bank requires this provision because the equipment serves as collateral.

Real estate mortgage - To finance our purchase of a building at our Dallas headquarters, a real estate mortgage was established under our banking agreement on February 3, 2003 for $1,050,000. The real estate mortgage requires monthly principal payments of $8,750 plus interest, which began in March 2003.

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

Our banking agreement contains financial covenants relating to various matters, including but not limited to, minimum net worth, quarterly and monthly earnings, limitations on changes in corporate structure, and restrictions on dividends and capital spending. Some of these covenants become increasingly restrictive over time. We were in compliance with all covenants as of November 30, 2003. Although we believe that we will be able to continue to meet the covenants, there is no assurance that this will occur. Should there be a covenant violation without a waiver or amendment, the maturity of our debt could be accelerated and other sources of cash would be needed.

5. CAPITAL STOCK

Stock Warrants – In December 2000, we sold 533,332 unregistered shares of common stock to a group of investors for $3.75 per share. Attached to the common stock were warrants to purchase 533,332 additional shares of our common stock at an exercise price of $7.50 per share. The warrants have a term of three years and will expire in December 2003.

In November 2003, 109,998 of such warrants were exercised in a cashless transaction. The excess of market price of $8.062 per share at the time of exercise over the grant price of $7.50 per share was issued to the warrant holders in the form of 7,665 shares of new common stock. In December 2003, subsequent to the current quarter, the remainder of such warrants (423,334) were exercised in a cashless transaction. The excess of market price of $10.198 per share at the time of exercise over the grant price of $7.50 per share was issued to the warrant holders in the form of 111,994 shares of new common stock.

Stock Options

The following table illustrates the stock option grant activity for the first quarter ended November 30, 2003:

	Options Granted	Recipients	Exercise Price	Stock Option Type	Plan
First Quarter	58,000	Employees	$7.37	Non-qualified	1999 Equity Incentive Plan
”	29,000	Employees	$5.46	Incentive	1997 Equity Incentive Plan
”	90,000	Officers	$7.64	Incentive	1997 Equity Incentive Plan
”	2,000	Consultants	$7.37	Incentive	1999 Equity Incentive Plan

Total First Quarter	179,000

In the first quarter, 7,961 stock options were cancelled due to employee terminations and option period expirations.

We currently account for our stock option plans under APB No. 25 and related Interpretations. All options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Accordingly, no compensation expense was recognized for options granted to employees and directors. Options granted to consultants are accounted for under SFAS No. 123 and are valued using the Black-Scholes model. Compensation expense of such options is recognized over the vesting life of the options, which is aligned with the consulting service life. As permitted by SFAS No. 123 and amended by SFAS No. 148, we will continue to apply APB No. 25 to our stock-based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share.

The following table illustrates the effect on net income and earnings per share as if the fair value based method under SFAS No. 123 had been applied to all outstanding vested and unvested awards in each period (in thousands, except per share amounts):

	Three Months Ended November 30,
	2003	2002
Net Income, as reported	$401	$54

Add: Stock option based compensation expense included in reported net income, net of related tax effects.	17	4

Deduct: Total stock option based compensation expense, including ESPP, determined under fair value based method for all awards, net of related tax effects.	(290)	(324)

Pro forma net income (loss)	$128	$(266)

EARNINGS (LOSS) PER SHARE
Basic - as reported	$0.06	$0.01

Basic - pro forma	$0.02	$(0.04)

Diluted - as reported	$0.05	$0.01

Diluted - pro forma	$0.02	$(0.04)

See Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional discussion of our stock option plans.

6. SALES REVENUE

The following table sets forth the components of our sales and the percentage relationship of the components to sales by product area for the periods ended as indicated (in thousands, except percentage data):

	Quarter Ended
	November 30, 2003		November 30, 2002
	Amounts	% of Total	Amounts	% of Total
Product sales:

Low-power Product Group:
Low-power components	$4,778	43%	$6,514	61%
Virtual WireR radio products	2,949	26	2,098	20

Subtotal	7,727	69	8,612	81
Communications Products Group:
Frequency control modules	680	6	389	4
Filters	2,529	23	1,434	13

Subtotal	3,209	29	1,823	17

Total product sales	10,936	98	10,435	98
Technology development sales	203	2	193	2

Total sales	$11,139	100%	$10,628	100%

International sales were approximately 60% or $6,639 during the current quarter and 48% or $5,075 during the comparable quarter of the prior year. We consider all product sales with a delivery destination outside of North America to be international sales.

7. INCOME TAXES

During the quarter ended November 30, 2003 and 2002, we realized book income of $406,000 and $60,000, respectively. No federal income tax provision was recorded related to such earnings as we have offset taxable income with tax loss carryforwards. We do not expect to pay federal income tax in the U.S. for the foreseeable future. Income tax expense recorded in the accompanying condensed statement of operations is reflective of state taxes, consistent with prior periods.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion may be understood more fully by reference to the financial statements, notes to the financial statements, and management’s discussion and analysis contained in our Annual Report on Form 10-K for the year ended August 31, 2003 filed with the Securities and Exchange Commission.

General

We design, develop, manufacture and market a broad range of radio frequency components and modules. Our products are organized into two groups: (a) the Low-power Products Group and (b) the Communications Products Group. The Low-power Products Group includes low-power components, as well as Virtual Wire® Short-range Radio products. The Communications Products Group includes frequency control modules and filter products. Our products generally utilize SAW technology.

Critical Accounting Policies

We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the periods presented. We described our most significant accounting policies, which we believe are the most critical to aid in fully understanding and evaluating reported financial results, in our Annual Report filed November 20, 2003 on Form 10-K. Those policies continue to be our most critical accounting policies for the period covered by this filing.

Results of Operations

In this next section we will discuss our financial statements. In doing this, we will make comparisons between the following periods, which we believe are relevant to understanding trends in our business:

•	The three months ended November 30, 2003 (current quarter and current year-to-date period) of the fiscal year ending August 31, 2004, in comparison to the three months ended November 30, 2002 (comparable quarter of the prior year and prior year-to-date period).

•	Certain comparisons with the three months ended August 31, 2003 (previous quarter), are provided where we believe it is useful to the understanding of trends.

•	There are some forward-looking statements that refer to our subsequent quarter ending February 29, 2004 (next quarter or second quarter).

The selected financial data for the periods presented may not be indicative of our future financial condition or results of operations.

The following table sets forth, for the three months ended November 30, 2003 and 2002, (a) the percentage relationship of certain items from our statements of operations to sales and (b) the percentage change in dollar amount of these items between the current period and the comparable period of the prior year:

	Percentage of Total Sales Quarter Ended November 30,		Percentage Change From Quarter Ended November 30, 2002 to Quarter Ended November 30, 2003
	2003	2002
Sales	100%	100%	5%
Cost of sales	70	73	1

Gross profit	30	27	3

Research and development	8	7	8
Sales and marketing	11	12	4
General and administrative	6	6	7

Total operating expenses	25	25	6

Income from operations	5	2	132
Other expense, net	(1)	(1)	(55)

Income before income taxes	4	1	577
Income tax expense	—	—	(17)

Net income	4%	1%	643%

Sales

Overall Sales Trends for Current Quarter Compared to the Prior Year and Previous Quarter

Total sales increased 5% in the current quarter compared to the comparable quarter of the prior year and were approximately the same as the previous quarter. The increase was primarily due to an increase in the number of units shipped of several of our product lines, particularly for our higher value-added product lines. The increase in number of units sold resulted from some economic recovery in our markets, as well as our success in introducing new products, including products sold in automated meter reading (AMR), satellite radio and optical timing markets. This overall increase in the number of units sold offset the impact of large decreases in average selling prices due to competitive conditions in each of our product lines. We compete in very price competitive markets in which customers require decreased prices over time to maintain their business. In addition, we understand that as new products ramp up in volume our customers expect ‘economy of scale’ to result in lower pricing. For a discussion of strategies for sustaining gross profit, see “Gross Profit” below.

While overall sales were the same as the previous quarter, this did break a seven-year trend in which, for various reasons, first quarter sales decreased from the previous fourth quarter. In addition, the product mix changed significantly. As explained below, increases in the number of units sold of our higher value-added product lines offset the negative impact of a decrease in the number of units sold of low-power components and a moderate decrease in average selling prices that occurred for most of our product lines. The increase in number of units sold for higher value-added products resulted from as our success in introducing new products such as those sold in AMR, satellite radio and optical applications.

Our sales success is highly dependent on the following factors: (1) achieving technological advances in our product design and manufacturing capabilities; (2) our ability to sell our products in a competitive marketplace that can be influenced by outside factors, such as economic and regulatory conditions; (3) competition from alternative technologies or from competitors duplicating our technologies; and (4) the impact of competitive pricing. These and other factors may adversely affect our ability to grow or even maintain our sales levels.

We have experienced sudden increases in demand in the past, which have put pressure on our manufacturing facilities and those of our offshore contractors to increase capacity to meet this demand. In addition, new products sometimes require different manufacturing processes than we currently possess. We may not be able to increase our manufacturing capacity, the manufacturing capacity of our assembly contractors, or improve our manufacturing processes in a timely manner so as to take advantage of increased market demand. Failure to do this could result in a material loss of potential sales. However, we believe that having multiple approved offshore assemblers provides some level of backup for contingencies.

We receive only limited visibility from our customers in the form of order backlog, due to uncertainties in sales to their customers. As a result, we rely heavily on business that is booked and shipped within the same quarter. This makes forecasting sales very difficult. Due to various seasonal factors, our second quarter sales typically decline from our first quarter and are the lowest of the fiscal year. However, order trends and backlog levels for the mentioned markets, as well as the tire pressure monitoring (TPM) market, lead us to believe that sales for the next quarter may be 5% to 7% more than the prior year’s second quarter.

Product Line Sales Trends

Sales of Low-power Components declined 27% from the comparable quarter of the prior year and 21% from the previous quarter. The decrease from the prior year was primarily due to a 21% decrease in average selling prices for these products. The primary market for these products is the automotive market for keyless entry and tire pressure monitoring applications. The automotive market is very price competitive and we have had to reduce average selling prices significantly to maintain our market position. Sales of Low-power Components also declined due to a 7% decrease in the number of units sold, primarily older style TO-39 products that an AMR customer no longer buys, since they have converted their application to utilize our Virtual Wire® Short-range Radio products.

The reduction in Sales of Low-power Components from the previous quarter primarily resulted from a 17% reduction in number of units sold, primarily to non-automotive customers and particularly to customers in consumer and industrial markets. We have seen that sales to customers in consumer markets fluctuate due to changes in the timing of their promotions. Automotive Low-power Components sales did not change much, as keyless entry and TPM applications continued strong. We believe the Tread Act, which mandates a growing number of new vehicles in the United States to have some form of tire pressure monitoring, will help increase market demand. Our products support the direct conversion method of tire pressure monitoring. We understand that the National Highway Traffic Safety Administration will soon issue regulations that may impact the pace and extent of the use of the direct conversion method of tire pressure monitoring. Sales of Low-power Components have been significantly influenced in the past by changing production schedules for automotive customers and we expect this to continue.

The decline in average selling prices of Low-power Components did moderate to some extent in that the average decrease was only 4% in the quarter. We expect that the trend of lower average selling prices for Low-power Components to continue. As a result of lower average selling prices and a trend toward lower TO-39 product sales, we think sales of Low-power Components are unlikely to increase significantly and may even decline.

Virtual Wire® Short-range Radio products sales in the current quarter increased 41% in comparison to the comparable quarter of the prior year and 24% from the previous quarter. Both sales increases were primarily due to increases in the number of units sold due to greater market acceptance of relatively new products, particularly for industrial AMR applications. We did experience a 9% decrease in average selling prices from the previous quarter, as an increasing number of customers reached levels for which they received reduced prices. We have devoted significant resources to developing and marketing new Virtual Wire® Short-range Radio products. We believe these products offer potential for significant growth in sales in numerous new applications, particularly for applications that require small size and low power consumption. However, there is no assurance that the relatively new demand for these products will continue to increase, or even be maintained at the current levels.

Sales of filter products increased 76% from the comparable quarter of the prior year and 33% from the previous quarter. Both sales increases were primarily due to increases in the number of units sold due to greater market acceptance of these relatively new products, particularly for satellite radio applications. Early in December (subsequent to the current quarter) we shipped our second millionth filter for the satellite radio application. During the quarter, we announced that we were selected to provide filters for a receiver for a second satellite radio service provider. Partially offsetting the impact of an increase in number of units sold was a decrease in average selling prices, primarily because new products are generally in smaller packages that command lower prices. We also saw some recovery in sales for telecommunications, including GSM and CDMA base station applications. We have devoted significant resources to developing and supporting the growth of our filter products and believe that acceptance of these products will grow in future periods. However, the product development and introduction cycle for new products involves many uncertainties, so it is difficult to predict whether or not our focus on filter products will continue to result in increased sales.

Sales of frequency control products increased 75% from the comparable quarter of the prior year and 20% from the previous quarter. The increase in sales in both cases was due to an increased number of units sold, particularly for high-end computer and optical timing applications. We believe our new line of optical timing oscillators may provide a significant sales opportunity, but the still-depressed economic conditions in the markets they serve make it uncertain as to when or if that will occur.

Other Sales Trends

The following table provides additional data concerning our sales:

	Percentage of Sales
	Current Quarter	Comparable Quarter	Previous Quarter
Sales to top five customers	36%	43%	33%
Distribution sales	21%	25%	20%
Number of customers with 10% or more sales	None	One	None
Sales to 10% or more customer	N/A	14%	N/A
International sales	60%	48%	61%

Only one customer, Insight Electronics, a North American Distributor, accounted for more than 10% of sales in any of these periods, which was the comparable quarter of the prior year. A decrease in sales to that customer in the current quarter contributed to the decrease in sales from the top five customers, distributors and North America in comparison to the comparable quarter of the prior year. In the current quarter, we added Richardson Electronics as a distributor to strengthen our sales network.

One of our strategies is to seek diversification in our customers, markets, products and geographic areas. We have been able to increase diversification significantly. However, due to the very competitive nature of the markets in which we compete, we may not always be able to achieve such diversification.

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

Gross Profit

The current quarter gross margin of 29.7% increased from 27.1% in the comparable quarter of the prior year and 28.3% in the previous quarter. The increases resulted from two factors: (a) a more favorable product mix, shifting to higher value-added products and (b) the ongoing impact of cost reductions, primarily the result of a consolidation of our Dallas facilities. During the current quarter, 55% of total sales were from our higher value-added product lines, compared to only 37% for the comparable quarter of the prior year and 44% for the previous quarter. Our higher value-added products, such as Virtual Wire® Short-range Radio products, frequency control modules and custom filters, have a greater long-term potential for gross margins than the very price-sensitive Low-power Component products. Increasing the ratio of the higher value-added products tends to increase our gross margin. Our new product development efforts, such as modules that incorporate our SAW technology, are focused on higher value-added products. During our prior fiscal year we consolidated our pilot line production facility with our wafer fabrication facility, which resulted in approximately $200,000 in savings in our previous fourth quarter. These savings continued in the current quarter and are expected to continue indefinitely.

The increase in gross margin was achieved despite the continuing negative impact of declining average selling prices as a result of competitive conditions in the markets we serve. Each of our product lines experienced a decrease in average selling prices of at least 9% on a year-over-year basis. During the current quarter, this did moderate to some extent. The decline in average selling prices did not occur in all product lines and the decline in average selling prices for the very price competitive Low-power Components was only 4%. We expect the trend of lower prices to continue, however. Therefore our ongoing efforts to reduce manufacturing costs are an important factor in maintaining gross margins where they are. Based upon the booking trends and backlog we see, we believe the favorable product mix we had in the current quarter will continue, so we expect our gross margins will remain in the high 20% range in our next quarter. It should be pointed out, however, that there is uncertainty as to whether our cost reduction efforts will be sufficient to offset the impact of lower average selling prices in any specific future period.

Research and Development Expense

Research and development expenses were $854,000 in the current quarter, compared to $788,000 in the comparable quarter of the prior year and $872,000 in the previous quarter. The 8% increase from the comparable quarter of the prior year was primarily due to additional personnel being devoted to the development of new products and new processes to manufacture them. We believe that the continued development of our technology and new products is essential to our success and are committed to continue to devote significant resources to research and development. We expect that research and development expenses may increase or stay approximately the same in absolute dollars over the next several quarters.

Sales and Marketing Expense

Current quarter sales and marketing expenses were $1,269,000, compared to $1,220,000 in the comparable quarter of the prior year and virtually the same as the previous quarter. This 4% increase from the comparable quarter of the prior year was primarily due to increased sales commissions as a result of additional sales, as well as additional personnel to assist customers design our products into their applications. We expect to incur comparable or slightly increased sales and marketing expenses in absolute dollars over the next several quarters, with the exception of sales commission expenses that will fluctuate in line with sales levels.

General and Administrative Expense

General and administrative expenses were $713,000 for the current quarter, compared to $665,000 for the comparable quarter of the prior year and $661,000 in the previous quarter. This 7% increase over the comparable period was primarily due to increased cost of compliance with new financial reporting and corporate governance requirements, as well as increased costs for executive compensation programs and other administrative expenses. We expect to incur comparable or slightly increased general and administrative expenses in absolute dollars over the next several quarters.

Total Operating Expenses

As intended, we continued our program to control operating expenses. Despite making several strategic investments to support future growth in sales, total operating expenses remained at 25% of sales for the current quarter, the same as the comparable quarter of the prior year and the previous quarter. We do not expect operating expenses to change materially as a percentage of sales over the next several quarters. We intend to make relatively small strategic product and market development investments intended to help increase sales. In addition, we expect sales commission expense to fluctuate in line with sales.

Other Income (Expense)

Total other expenses were $64,000 in the current quarter, compared to $143,000 for the comparable quarter of the prior year and $78,000 for the previous quarter. The decrease in total other expenses primarily results from decreased interest expenses as a result of decreased borrowings. In the current quarter, we paid down $1.9 million in bank debt. Total outstanding bank debt was $2.2 million as of November 30, 2003. Our current plan is to pay down our revolving credit facility and term note in the current fiscal year. Accordingly, we expect interest expense to continue to decrease.

Income Tax Expense

In the current quarter we recorded a small provision for state income tax and expect to record relatively small state income tax provisions in future periods. We continue to maintain a full valuation allowance on our deferred tax assets due to prior period losses, as well as the general economic environment. However, we retain the tax benefits involved and we will realize the benefit in future periods to the extent we are profitable. As of the end of the last fiscal year, we had income tax carry forwards and other potential tax benefits available to reduce future federal taxable income by approximately $16.8 million. The net operating loss carry forward begins to expire August 31, 2023.

Net Income

Net income was $401,000, or $0.05 per diluted share, in the current quarter, compared to $54,000, or $0.01 per diluted share, for the comparable quarter of the prior year and $250,000 or $0.03 per diluted share for the previous quarter. The improvement in income before income taxes results from an improvement in gross margin and a reduction of other expenses such as interest expense. The number of diluted shares outstanding increased in the current quarter due to an increase in stock price that put more stock options “in the money”.

Financial Condition

Financing Arrangements

On February 3, 2003, our banking agreement was amended and restated. As of May 31, 2003, the banking agreement was further amended to adjust loan covenants to allow the inventory write off and asset impairment charge recorded in the third quarter of fiscal 2003. The bank agreement and its status at the end of the current quarter are described in Note 4 to our Condensed Financial Statements included in this report.

The banking agreement contains financial covenants, some of which become increasingly restrictive over time. We were in compliance with all covenants as of November 30, 2003. Although we believe that we will be able to continue compliance with the covenants, there is no assurance that this will occur. Should there be a covenant violation and we are unable to negotiate a waiver or amendment, the maturity of our debt could be accelerated. In that case, other sources of cash would be needed to support our operations. The banking agreement will expire in December 2005.

Liquidity

The major source of liquidity at November 30, 2003, consisted of $155,000 of cash and $6.7 million available under the banking agreement. Net cash provided by operating activities was $1.9 million for the current year-to-date period as compared to $1.2 million for the comparable period of the prior year. Non-cash items included in net income such as depreciation was $0.8 million in the current year-to-date period, compared to $1.1 million in the prior year. Depreciation and amortization declined from $1,042,000 in the prior year to $743,000 in the current year as a result of assets reaching the end of their lives and the various fixed asset write downs we have reported in prior periods.

The increase in operating cash flow from the prior year was primarily due to an increase in cash flow provided by working capital of $730,000, an increase of $632,000 from the comparable quarter of the prior year. The decrease in working capital in the current year was primarily due to a temporary increase in accounts payable of $601,000, which we expect to be reversed in the next quarter. In the current year, trade receivables increased $320,000 in line with the pattern of sales, while inventory decreased $152,000. Collections of our receivables on a days sales outstanding measurement remained in the mid 50-day range in the current year.

We expect to maintain a positive cash flow from operations for fiscal 2004, as we did in the last two fiscal years. We have classified all of our bank debt, except for the long-term portion of the mortgage, as current on our balance sheet due to a lockbox arrangement with the bank, which requires the use of cash receipts to pay the amounts outstanding. We believe continued positive cash flow, as well as access to our credit facilities, will be sufficient to maintain normal operations for the next twelve months. However, we cannot guarantee this will be achieved.

Cash used in investing activities was $242,000 for the current year-to-date period, as compared to $35,000 for the prior year-to-date period. The increase was primarily because we used $271,000 to pay for capital expenditures in the current quarter, compared to $106,000 in the comparable period of the prior year. We had cash provided from investing activities resulting from the proceeds of sales of fixed assets in both years. We will continue our efforts to sell fixed assets that were idled in recent years. We expect to acquire up to $1.5 million of capital equipment by the end of fiscal 2004, primarily related to the development of new products and new manufacturing processes. Due to our offshore manufacturing initiative, we do not expect to need significant additions to our assembly facilities or equipment in the next year.

Net cash utilized in financing activities was $1.7 million in the current year-to-date period and $1.4 million in the prior year-to-date period. In the current year, $1.9 million was used to pay down bank debt, compared to approximately $1.4 million in the comparable quarter of the prior year. Under our banking agreement, all receipts on trade receivables are applied to the loans that are outstanding and we borrow funds to support our activities according to our borrowing base. As a result, repayments on debt and borrowings are large relative to sales. We received $135,000 in proceeds from sales of stock related to exercise of stock options in the current year.

As of November 30, 2003, we had approximately $6.7 million available in cash under our banking arrangement based upon the borrowing base at that time. In addition, approximately $5.8 million may become available under the Revolving Credit facility if our borrowing base were to increase sufficiently to support the increased borrowing. Subsequent to the current quarter, our borrowing base has decreased approximately $1.3 million as a result of the elimination of the Ex/Im feature of our Banking Agreement on December 31, 2003. We are not able to say when or if an increase in our future borrowing base will happen because of our inability to see sales levels very far into the future due to limited lead times on orders placed with us by our customers.

While we reported positive operating cash flows for the last ten quarters, a reduction in sales or gross margins could occur due to economic or other factors. We believe that cash generated from operations, our cash balances and the amounts available under our credit facility will be sufficient to meet our cash requirements for the next twelve months. If for any reason these sources of funds are not sufficient to meet our requirements, we may be required to raise additional funds. We cannot guarantee that we would be able to obtain additional financing or, if available, that it would be available to us on acceptable terms. Should that happen, there could be a significant adverse impact on our operations.

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

We currently account for our stock option plans under APB No. 25 and related Interpretations. All options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Accordingly, no compensation expense was recognized for options granted to employees and directors. Options granted to consultants are accounted for under SFAS 123 and are valued using the Black-Scholes model. Compensation expense of those options is recognized over the vesting life of the options, which is aligned with the consulting service life.

We also use the 1997 Plan to grant restricted stock. The grants are considered issued stock when granted and certificates are presented to the grantee as vesting occurs. We record unearned compensation, valued using the Black-Scholes model based on the share price on the date of grant, and expense that compensation over the vesting period.

(b) Distribution and Dilutive Effect of Options

Employee and Executive Option Grants

The following table summarizes the options granted to (a) our employees and (b) our chief executive officer and other four most highly compensated executive officers at August 31, 2003, whose total annual salary and bonus exceeded $100,000 during the fiscal year ended August 31, 2003. This and other information is reported in our most recent Proxy Statement filed with the Securities and Exchange Commission. The individuals in category (b) above are referred to in the table below as our Named Executive Officers.

	YTD 1st Qtr FY2004	FY2003	FY2002
Net grants during the period as % of outstanding shares	2.5%	4.7%	3.9%
Grants to Named Executive Officers during the period as % of total options granted.	33.5%	26.6%	14.6%
Grants to Named Executive Officers during the period as % of outstanding shares.	0.8%	1.3%	0.6%
Cumulative options held by Named Executive Officers as % of total options outstanding.	26.5%	26.4%	26.0%

(c) General Option Information

Summary of Option Activity

The following is a summary of stock option activity for the fiscal year ended August 31, 2003 and the three months ended November 30, 2003:

			Options Outstanding
		Shares Available for Options (#)	Number of Shares (#)	Weighted Average Exercise Price ($)
Balance at	August 31, 2002	356,275	1,782,800	$6.45
	Grants	(338,500)	338,500	$3.07
	Exercises	—	(64,492)	$3.86
	Cancellations	24,183	(24,183)	$6.90
	Additional shares reserved	600,000	—	—

Balance at	August 31, 2003	641,958	2,032,625	$5.96
	Grants	(179,000)	179,000	$7.20
	Exercises	—	(41,754)	$3.23
	Cancellations	7,961	(7,961)	$2.66

Balance at	November 30, 2003	470,919	2,161,910	$6.13

In-the-Money and Out-of-the-Money Option Information

The following table compares the number of shares subject to option grants with exercise prices below the closing price of our common stock at November 30, 2003 (referred to as “In-the-Money”) with the number of shares subject to option grants with exercise prices equal to or greater than the closing price of our common stock at November 30, 2003 (referred to as “Out-of-the-Money”). The closing price of our common stock at November 30, 2003 was $8.84 per share.

	Exercisable		Unexercisable		Total
As of End of Quarter	Shares (#)	Wtd. Avg. Exercise Price ($)	Shares (#)	Wtd. Avg. Exercise Price ($)	Shares (#)	Wtd. Avg. Exercise Price ($)
In-the-Money	975,413	$5.43	780,934	$4.20	1,756,347	$4.88
Out-of-the-Money	392,241	$11.52	13,322	$11.49	405,563	$11.52

Total Options Outstanding	1,367,654	$7.18	794,256	$4.32	2,161,910	$6.13

(d) Executive Options

Options Granted to Named Executive Officers

The following table sets forth a summary of the stock options granted to our Named Executive Officers during the first quarter ended November 30, 2003. Named Executive Officers are those executive officers described in the table above under the heading “Employee and Executive Option Grants”. The following table does not contemplate status of granted options relative to our current stock price.

	Individual Grants
	Number of Securities Underlying Options Per Grant (#)	Percent of Total Options Granted to Employees Year to Date (%)	Exercise or Base Price ($/Share)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term ($)
					5%	10%
David M. Kirk	20,000	11.17%	$7.64	11-19-13	$96,095	$243,524
Darrell L. Ash	10,000	5.59%	$7.64	11-19-13	$48,048	$121,762
David Crawford	10,000	5.59%	$7.64	11-19-13	$48,048	$121,762
Robert J. Kansy	10,000	5.59%	$7.64	11-19-13	$48,048	$121,762
Jon Prokop	10,000	5.59%	$7.64	11-19-13	$48,048	$121,762

The percentage of total options granted to employees is based on an aggregate of 179,000 options granted to our employees, consultants and directors during the year to date period ended November 30, 2003, including the Named Executive Officers. The exercise price per share of each option is equal to the fair market value of the common stock on the date of grant.

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

Options Exercises and Remaining Holdings of Named Executive Officers

The following table sets forth information concerning stock options exercised during the first quarter ended November 30, 2003 and the number of shares of our common stock subject to both exercisable and unexercisable stock options as of November 30, 2003 for each of our Named Executive Officers as described in the table above under the heading “Employee Executive Option Grants”. The value of unexercised in-the-money options is based on the fair market value of our common stock as of November 30, 2003, of $8.84 per share, minus the exercise price, multiplied by the number of shares underlying the option.

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at End of Quarter (#)		Values of Unexercised In-the- Money Options at End of Quarter ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
David M. Kirk	19,925	$89,981	157,925	57,150	$309,328	$358,167
Darrell L. Ash	0	0	50,052	31,948	$139,319	$131,896
David Crawford	3,000	$10,950	62,927	34,073	$175,239	$142,351
Robert J. Kansy	0	0	67,850	26,650	$97,168	$101,253
Jon Prokop	0	0	54,079	30,721	$140,530	$124,585

(e) Equity Compensation Plan Information

The following table summarizes our equity compensation plans as of the first quarter ended November 30, 2003 of fiscal year 2004:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,419,485	$6.88	281,745
Equity compensation plans not approved by security holders*	742,425	$4.70	189,174

Total	2,161,910	$6.13	470,919

*	Our 1999 Equity Incentive Plan provides for non-statutory stock options, bonuses or restricted stock and has not been approved by the stockholders. Neither the chief executive officer nor any of the other four highest compensated officers are eligible to participate. Other officers are only eligible to receive awards that are an inducement essential to such individual entering into an employment agreement with us or any of our affiliates.

Forward-looking Statements

Except for the historical information, this report contains numerous forward-looking statements that involve risks and uncertainties. Our actual results could and will differ materially from the statements and assumptions discussed in this report. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below, as well as in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report.

This report and other presentations made by us contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. We believe that these statements are based on reasonable assumptions and our expectations at the time. However, these statements involve uncertainties and are completely qualified by reference to several important factors. These factors include, but are not limited to the following items that are listed below. Any and all of these factors could cause our actual results to differ materially from the forward looking statements that we made:

1.	The impact of competitive products and pricing. We do business in extremely competitive markets that are noted for fierce competition and generally declining average selling prices. Most of our significant competitors are much larger and better financed than we are. These competitors could execute sales strategies that could take a considerable amount of our business very quickly. This could have a material adverse impact on both our sales results and gross margins.

2.	The timely development, acceptance and pricing of new products. We have a large amount of continuing sales of older products that tend to decline in popularity over time. Only by developing new products can we replace sales for declining products and partially offset the impact of lower average selling prices.

3.	The impact of competing technologies including the obsolescence of existing products. Our business has a considerable amount of technological risk. We are vulnerable to competitors that have much greater resources than we do that are trying to develop products that are technologically superior to ours. If customers believe those products are superior to ours, they may shift their demand to them.

4.	The ability to obtain production material and labor and capacity to meet product demand. Shortages could occur that make us unable to take advantage of a sudden increase or even stable level of demand.

5.	The potential transition to higher value-added products. Our historical base business is declining. Only by successfully developing and introducing value added products to our customers can we offset this impact.

6.	The timely implementation of improved manufacturing processes and transition to offshore manufacturing. We need to constantly reduce our costs to offset the impacts of a reduction in our average selling prices. We need to do this through continuous cost reduction in both our facilities and those of our contractors.

7.	General economic conditions as they affect our customers and manufacturing contractors. Our customers and contractors do business in markets that are vulnerable to changes in economic conditions. Adverse economic conditions can adversely impact the demand and/or the ability to supply our products.

8.	The availability to obtain required financing on favorable terms. If we have unanticipated difficulties, our banking relationships and other means of financing could be jeopardized.

9.	General industry trends. Markets or customer preferences could move away from our products.

10.	Acts of war or terrorism as they affect us, our customers or our contract manufacturers.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk primarily due to fluctuations in interest rates. As of November 30, 2003, with all other variables held constant, a hypothetical one percentage point increase in interest rates would result in an increase in interest expense of approximately $22,000 on an annual basis due to the variable rate borrowings currently in place.

A significant portion of our products have a manufacturing process in foreign jurisdictions and is sold in foreign jurisdictions. We manage our exposure to currency exchange fluctuations by denominating most transactions in U.S. dollars. However, we may make a minor portion of our sales payable in Euros. We consider the amount of our foreign currency exchange rate risk to be immaterial as of November 30, 2003.

ITEM 4. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported in a timely manner. There have been no changes in our internal control over financial reporting during the quarter ended November 30, 2003, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits. We hereby incorporate by reference all exhibits filed in connection with Form 10-K for the year ended August 31, 2003.

(b)	Exhibits included:

Exhibit	Description
10.91	Second Amendment to Amended and Restated Credit and Security Agreement between Registrant and Wells Fargo Business Credit, Inc. dated November 26, 2003.
10.92	Second Amendment to Amended and Restated Credit and Security Agreement between Registrant and Wells Fargo Bank Minnesota, N.A. dated November 26, 2003.
31.1	Certificate Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 for CEO.
31.2	Certificate Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 for CFO.
32.1	Certificate Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 for CEO.
32.2	Certificate Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 for CFO.

(c)	We filed a report on Form 8-K on October 14, 2003, reporting under Item 12 our press release, dated October 14, 2003, regarding our fourth quarter fiscal year 2003 results of operations and financial condition.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RF MONOLITHICS, INC.

Dated: January 14, 2004	By:	/s/ David Kirk
David Kirk
CEO, President and Director

	By:	/s/ Harley E Barnes III
Harley E Barnes III
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit	Description
10.91	Second Amendment to Amended and Restated Credit and Security Agreement between Registrant and Wells Fargo Business Credit, Inc. dated November 26, 2003. (1)
10.92	Second Amendment to Amended and Restated Credit and Security Agreement between Registrant and Wells Fargo Bank Minnesota, N.A. dated November 26, 2003. (1)
31.1	Certificate Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 for CEO. (1)
31.2	Certificate Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 for CFO. (1)
32.1	Certificate Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 for CEO. (1)
32.2	Certificate Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 for CFO. (1)

(1)	Filed as an exhibit to this Form 10-Q.