Form 10-Q
period 2004-02-29
RF MONOLITHICS INC /DE/
filed 2004-04-13
CIK 922204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 29, 2004

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

☐ Yes     ☒ No

As of March 31, 2004: 7,693,758 shares of the Registrant’s Common Stock, $.001 par value, were outstanding.

RF MONOLITHICS, INC.

FORM 10-Q

QUARTER ENDED FEBRUARY 29, 2004

Item Number		Page
	PART I. CONDENSED FINANCIAL INFORMATION

1.	Condensed Financial Statements:

	Condensed Balance Sheets February 29, 2004 (Unaudited), and August 31, 2003	2

	Condensed Statements of Operations - Unaudited Three Months Ended February 29, 2004 and February 28, 2003 and Six Months Ended February 29, 2004 and February 28, 2003	3

	Condensed Statements of Cash Flows - Unaudited Six Months Ended February 29, 2004 and February 28, 2003	4

	Notes to Condensed Financial Statements	5

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

3.	Quantitative and Qualitative Disclosures about Market Risk	28

4.	Controls and Procedures	28

	PART II. OTHER INFORMATION

4.	Submission of Matters to a Vote of Security Holders	29

6.	Exhibits and Reports on Form 8-K	30

	SIGNATURES

	INDEX TO EXHIBITS

PART I. CONDENSED FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS

RF MONOLITHICS, INC.

CONDENSED BALANCE SHEETS

(In Thousands)

	February 29, 2004	August 31, 2003
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$305	$216
Trade receivables - net	7,197	6,913
Inventories - net	8,272	7,894
Prepaid expenses and other	252	322

Total current assets	16,026	15,345
PROPERTY AND EQUIPMENT - Net	8,168	9,201
OTHER ASSETS - Net	256	277

TOTAL	$24,450	$24,823

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$75	$3,206
Accounts payable - trade	3,027	1,768
Accrued expenses and other current liabilities	1,357	1,477

Total current liabilities	4,459	6,451
LONG-TERM DEBT - Less current portion	87	892
OTHER LIABILITIES	185	190
STOCKHOLDERS’ EQUITY:
Common stock: 7,690 and 7,260 shares issued	8	7
Additional paid-in capital	35,708	33,487
Common stock warrants	128	842
Treasury stock, 36 common shares at cost	(227)	(227)
Accumulated deficit	(15,665)	(16,550)
Unearned compensation	(233)	(269)

Total stockholders’ equity	19,719	17,290

TOTAL	$24,450	$24,823

See notes to condensed financial statements.

RF MONOLITHICS, INC.

CONDENSED STATEMENTS OF OPERATIONS - UNAUDITED

(In Thousands, Except Per-Share Amounts)

	Three Months Ended		Six Months Ended
	February 29, 2004	February 28, 2003	February 29, 2004	February 28, 2003
SALES	$11,273	$10,399	$22,412	$21,027
COST OF SALES	7,681	7,656	15,514	15,408

GROSS PROFIT	3,592	2,743	6,898	5,619
OPERATING EXPENSES:
Research and development	987	773	1,841	1,561
Sales and marketing	1,318	1,159	2,587	2,379
General and administrative	766	639	1,479	1,304

Total operating expenses	3,071	2,571	5,907	5,244

INCOME FROM OPERATIONS	521	172	991	375
OTHER INCOME (EXPENSE):
Interest income	—	—	—	3
Interest expense	(58)	(140)	(172)	(317)
Other	24	31	74	62

Total other income (expense)	(34)	(109)	(98)	(252)

INCOME BEFORE INCOME TAXES	487	63	893	123
INCOME TAX EXPENSE	3	6	8	12

NET INCOME	$484	$57	$885	$111

EARNINGS PER SHARE
Basic	$0.06	$0.01	$0.12	$0.02

Diluted	$0.06	$0.01	$0.11	$0.02

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	7,603	7,156	7,441	7,144

Diluted	8,412	7,185	8,139	7,182

See notes to condensed financial statements.

RF MONOLITHICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS - UNAUDITED

(In Thousands)

	Six Months Ended
	February 29, 2004	February 28, 2003
OPERATING ACTIVITIES:
Net income	$885	$111

Noncash items included in net income:
Depreciation and amortization	1,469	2,029
Provision for trade receivable allowance	17	9
Amortization of unearned compensation	96	92
Gain on disposal of property and equipment	(9)	(25)

Sub-total	1,573	2,105

Change in operating working capital:
Trade receivables	(301)	463
Inventories	(378)	456
Prepaid expenses and other	70	(55)
Accounts payable - trade	1,259	(564)
Accrued expenses and other liabilities	(125)	(436)

Sub-total	525	(136)

Net cash provided by operating activities	2,983	2,080

INVESTING ACTIVITIES:
Acquisition of property and equipment	(539)	(1,759)
Proceeds from disposition of property and equipment	145	25
Change in other assets	(12)	49

Net cash used in investing activities	(406)	(1,685)

FINANCING ACTIVITIES:
Borrowings on building mortgage	—	1,050
Repayments on line of credit - net	(2,696)	(1,317)
Repayments on building mortgage and other	(1,240)	(286)
Proceeds from common stock issued under employee stock programs	1,448	87

Net cash used in financing activities	(2,488)	(466)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	89	(71)
CASH AND CASH EQUIVALENTS:
Beginning of period	216	273

End of period	$305	$202

SUPPLEMENTAL INFORMATION:
Interest paid	$70	$204

Income taxes paid	$3	$—

See notes to condensed financial statements.

RF MONOLITHICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	INTERIM FINANCIAL STATEMENTS

The accompanying condensed financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, that in the opinion of the management of RF Monolithics, Inc., or the Company, or RFM, are necessary for a fair presentation of our financial position as of February 29, 2004, and the results of operations and cash flows for the three and six months ended February 29, 2004 and February 28, 2003. These unaudited interim consolidated financial statements should be read in conjunction with our audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended August 31, 2003, filed with the Securities and Exchange Commission. We did not have any subsidiaries in the periods covered by these condensed financial statements.

Operating results for the six months ended February 29, 2004, are not necessarily indicative of the results to be achieved for the full fiscal year ending August 31, 2004.

2.	INVENTORIES

Inventories consist of the following (in thousands):

	February 29, 2004	August 31, 2003
Raw materials and supplies	$3,296	$3,116
Work in process	2,724	2,641
Finished goods	3,984	3,823

Total gross inventories	10,004	9,580
Less inventory reserves	(1,732)	(1,686)

Total inventories	$8,272	$7,894

In the third quarter of fiscal 2003, we increased inventory reserves by recording a $2.6 million charge related to obsolescence and write-down of inventory associated with our product line modification and rationalization program. The charge was recorded as cost of sales in our statement of operations. In the fourth quarter of fiscal 2003 and first two quarters of fiscal 2004, approximately $2.4 million of inventory was disposed of and charged to this reserve, leaving approximately $0.2 million related to this particular obsolete inventory, most of which will be disposed of in the balance of fiscal 2004.

3.	PROPERTY AND EQUIPMENT

Property and equipment includes construction in progress of $436,000 at February 29, 2004, and $109,000 at August 31, 2003. These amounts are composed primarily of tooling and other assets not yet placed in service.

4.	CREDIT FACILITIES

Balances outstanding under our credit facilities were as follows (in thousands):

	February 29, 2004	August 31, 2003
Revolving line-of-credit	$—	$2,696
Term note	—	450
Real estate mortgage	192	997
Debt issuance costs	(30)	(45)

Total	162	4,098
Less: current maturities	(75)	(3,206)

Long-term debt	$87	$892

Revolving Line of Credit and Term Note – On December 8, 2000, we entered into a banking agreement, which was amended and restated on February 3, 2003, and consists of (a) a revolving line-of-credit facility of up to $8,000,000 (recently lowered at our request from $13,500,000), limited to an available borrowing base, which is based on the levels of eligible accounts receivable and inventory, (b) a term note of $3,000,000 and (c) a real estate mortgage of $1,050,000. Substantially all of our assets, tangible and intangible, are pledged as collateral. The banking agreement calls for an interest rate of bank prime plus 1.5% (5.50% on February 29, 2004).

At February 29, 2004, our revolving line-of-credit facility loan balance was zero, but a loan advance of $6,576,000 was available under our current borrowing base. An additional $1,424,000 may become available if our borrowing base were to increase sufficiently to support the increased borrowing. We eliminated the Export/Import (“Exim”) facility within this agreement effective December 31, 2003. This had the effect of lowering our interest expense and lowering the amount available by approximately $1,300,000. Our revolving line of credit was classified as short-term at August 31, 2003 due to a lockbox arrangement with the bank, which requires the use of cash receipts to repay the amounts outstanding.

As of February 29, 2004, our revolving line-of-credit facility and our term note were paid off and the mortgage was paid down to a balance of $192,000. We used proceeds from common stock issued under employee stock programs and from our positive cash flow from operations to pay off this bank debt.

Real estate mortgage - To finance our purchase of a building at our Dallas headquarters, a real estate mortgage was established under our banking agreement on February 3, 2003 for $1,050,000. The real estate mortgage requires monthly principal payments of $8,750 plus interest, which began in March 2003. On February 26, 2004, we made an additional payment of $752,500 to pay down the mortgage note. The remaining 22 monthly principal payments of $8,750 will reduce the loan to zero by the December 2005 banking agreement expiration date.

Our banking agreement will expire in December 2005. Upon signing our banking agreement, we also entered into a warrant purchase agreement with the lender and issued warrants to purchase 30,000 shares of our common stock at an exercise price of $5.00 per share. The warrants expire 10 years from date of issuance. The fair value assigned to these warrants of $85,000 was accounted for as a debt issuance cost and is being amortized over the period of our banking agreement. In connection with the amendment in May 2003 to our banking agreement, we entered into a warrant purchase agreement with the lender and issued warrants to purchase 30,000 shares of our common stock at an exercise price of $3.75 per share. The warrants expire 3 years from date of issuance. The fair value assigned to these warrants of $42,000 was accounted for as a debt issuance cost and also is being amortized over the remaining period of our banking agreement.

Our banking agreement contains financial covenants relating to various matters, including but not limited to, minimum net worth, quarterly and monthly earnings, limitations on changes in corporate structure, and restrictions on dividends and capital spending. Some of these covenants become increasingly restrictive over time. We were in compliance with all covenants as of February 29, 2004. Although we believe that we will be able to continue to meet the covenants, there is no assurance that this will occur. Should there be a covenant violation without a waiver or amendment, the maturity of our debt could be accelerated and other sources of cash would be needed.

5.	CAPITAL STOCK

Stock Warrants – In December 2000, we sold 533,332 unregistered shares of common stock to a group of investors for $3.75 per share. Attached to the common stock were warrants to purchase 533,332 additional shares of our common stock at an exercise price of $7.50 per share. The warrants had a term of three years, expiring in December 2003.

In November 2003, 109,998 of such warrants were exercised in cashless transactions. The excess of market price of $8.062 per share at the time of exercise over the grant price of $7.50 per share was issued to the warrant holders in the form of 7,665 shares of new common stock. In December 2003, the rest of such warrants (423,334) were exercised in cashless transactions. The excess of market price of $10.198 per share at the time of exercise over the grant price of $7.50 per share was issued to the warrant holders in the form of 111,994 shares of new common stock.

Stock Options

The following table illustrates the stock option grant activity for fiscal 2004 by quarter as of February 29, 2004:

	Options Granted	Recipients	Exercise Price	Stock Option Type	Plan
First Quarter	58,000	Employees	$7.37	Non-qualified	1999 Equity Incentive Plan
"	29,000	Employees	$5.46	Incentive	1997 Equity Incentive Plan
"	90,000	Officers	$7.64	Incentive	1997 Equity Incentive Plan
"	2,000	Consultants	$7.37	Non-qualified	1999 Equity Incentive Plan

Total First Quarter	179,000
Second Quarter	40,000	Directors	$9.60	Non-qualified	1994 Directors’ Option Plan

Total Second Quarter	40,000

YTD February 29, 2004	219,000

In the first and second quarter, 8,773 stock options were cancelled due to employee terminations and option period expirations.

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

The following table illustrates the effect on net income and earnings per share as if the fair value based method under SFAS No. 123 had been applied to all outstanding vested and unvested awards in each period (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	February 29, 2004	February 28, 2003	February 29, 2004	February 28, 2003
Net Income, as reported	$484	$57	$885	$111
Add: Stock option based compensation expense included in reported net income, net of related tax effects.	20	4	37	8
Deduct: Total stock option based compensation expense, including ESPP, determined under fair value based method for all awards, net of related tax effects.	(677)	(332)	(967)	(656)

Pro forma net loss	$(173)	$(271)	$(45)	$(537)

EARNINGS (LOSS) PER SHARE
Basic - as reported	$0.06	$0.01	$0.12	$0.02

Basic - pro forma	$(0.02)	$(0.04)	$(0.01)	$(0.08)

Diluted - as reported	$0.06	$0.01	$0.11	$0.02

Diluted - pro forma	$(0.02)	$(0.04)	$(0.01)	$(0.08)

See Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional discussion of our stock option plans.

6.	SALES REVENUE

The following table sets forth the components of our sales and the percentage relationship of the components to sales by product area for the periods indicated (in thousands, except percentage data):

	Amounts				% of Total
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	February 29, 2004	February 28, 2003	February 29, 2004	February 28, 2003	February 29, 2004	February 28, 2003	February 29, 2004	February 28, 2003
Product Sales:
Low-power Product Group:
Low-power Components	$5,209	$5,457	$9,987	$11,971	46%	53%	45%	57%
Virtual Wire® Radio products	2,711	2,724	5,660	4,822	24	26	25	23

Subtotal	7,920	8,181	15,647	16,793	70	79	70	80

Communications Products Group:
Frequency Control Modules	805	529	1,485	918	7	5	7	4
Filters	2,494	1,455	5,023	2,889	22	14	22	14

Subtotal	3,299	1,984	6,508	3,807	29	19	29	18

Total Product Sales	11,219	10,165	22,155	20,600	99	98	99	98
Technology development sales	54	234	257	427	1	2	1	2

Total Sales	$11,273	$10,399	$22,412	$21,027	100%	100%	100%	100%

International sales were approximately 58% or $6,501 during the current quarter and 50% or $5,223 during the comparable quarter of the prior year. We consider all product sales with a delivery destination outside of North America to be international sales.

7.	INCOME TAXES

For the six months ended February 29, 2004 and February 28, 2003 we realized book income before income taxes of $893,000 and $123,000, respectively. No federal income tax provision was recorded related to such earnings as we have offset taxable income with tax loss carryforwards. We do not expect to pay federal income tax in the U.S. for the foreseeable future. Income tax expense recorded in the accompanying condensed statement of operations is reflective of state taxes, consistent with prior periods.

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

Executive Summary

We operate in a very competitive environment characterized by declining average selling prices and frequent product innovation. Our strengths include (a) our ability to identify and capitalize on trends in a rapidly growing wireless marketplace, (b) the capability to develop products that have superior technical characteristics, (c) the expertise to assist our customers in incorporating our products into their applications and (d) our demonstrated ability to manufacture products cost effectively in volume with excellent delivery and quality performance. Our manufacturing capabilities are greatly enhanced by our relationships with several offshore contractors and our own wafer foundry expertise.

Arrayed against us are several large competitors who have superior financial and other resources. We have competed successfully for over 25 years by cultivating close customer relationships with a diverse group of customers in varied applications, markets and geographic locations.

Our base Low-Power Component business has declined in sales due to decreased average selling prices in competitive automotive and other markets. As a result, we have focused our product and market development on higher-value products which we feel offer a technical edge and have greater gross margin potential. A key factor in our sales performance is whether or not we develop and sell enough new products to offset the decline in selling price and unit volume of our older products. The overall economic conditions in the electronics industry, which has historically experienced extreme increases and decreases in demand within short periods of time, is another key factor that influences our sales performance. We believe our markets are currently in a period of increased demand. A key factor in our gross margin performance is whether or not we can reduce our costs (through innovation and increased volume) and improve our product mix towards higher margin products to offset expected declines in average selling prices.

We have controlled our operating expenses and generated sizable positive cash flows in recent years and we intend to continue this strategy. We have an effective agreement with our bank, and feel we currently have the financial resources necessary to carry out our business plans.

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

Results of Operations

In this next section we will discuss our financial statements. In this discussion, we will make comparisons between the following periods, which we believe are relevant to understanding trends in our business:

•	The current quarter and current year-to-date, each ended February 29, 2004 of the fiscal year ending August 31, 2004, in comparison to the comparable quarter of the prior year and prior year-to-date period, each ended February 28, 2003.

•	Certain comparisons with the three months ended November 30, 2003 (previous quarter), are provided where we believe it is useful to the understanding of trends.

•	There are some forward-looking statements that refer to our subsequent quarter ending May 31, 2004 (next quarter or third quarter).

The selected financial data for the periods presented may not be indicative of our future financial condition or results of operations.

The following table illustrates operating results for the four quarters of fiscal 2003 and the first two quarters of fiscal 2004. These figures will be used when discussing trends in the following section.

	Fiscal 2003 Quarter Ended				Fiscal 2004 Quarter Ended
	Nov. 30	Feb. 28	*May 31	Aug. 31	Nov. 30	Feb. 29
Sales by product area:
Low-power Components	$6,514	$5,457	$5,104	$6,013	$4,778	$5,209
Virtual Wire® Radio products	2,098	2,724	3,115	2,377	2,949	2,711
Frequency Control Modules	389	529	668	567	680	805
Filters	1,434	1,455	1,793	1,897	2,529	2,494
Technology development sales	193	234	138	236	203	54

Total Sales	10,628	10,399	10,818	11,090	11,139	11,273
Cost of sales	7,752	7,656	10,418	7,956	7,833	7,681

Gross profit	2,876	2,743	400	3,134	3,306	3,592
% of sales	27.1%	26.4%	3.7%	28.3%	29.7%	31.9%
Operating expenses:
Research and development	788	773	833	872	854	987
Sales and marketing	1,220	1,159	1,230	1,268	1,269	1,318
General and administrative	665	639	683	661	713	766
Restructuring and impairment	—	—	1,216	—	—	—

Total	2,673	2,571	3,962	2,801	2,836	3,071

Income (loss) from operations	203	172	(3,562)	333	470	521
Other expense, net	(143)	(109)	(132)	(78)	(64)	(34)

Income (loss) before income taxes	$60	$63	$(3,694)	$255	$406	$487

*	During the third quarter of fiscal 2003, we took a charge of approximately $2.6 million to cost of sales related to inventory and approximately $1.2 million to operating expenses related to severance and fixed asset impairment.

The following table sets forth, for the three and six months ended February 29, 2004 and February 28, 2003, (a) the percentage relationship of certain items from our statements of operations to sales and (b) the percentage change in these items between the current period and the comparable period of the prior year:

	Percentage of Total Sales				Percentage Change From
	Three Months Ended		Six Months Ended		Three Months Ended February 2003 to 2004	Six Months Ended February 2003 to 2004
	February 29, 2004	February 28, 2003	February 29, 2004	February 28, 2003
Sales	100%	100%	100%	100%	8%	7%
Cost of sales	68	74	69	73	0	1

Gross profit	32	26	31	27	5	4

Research and development	9	7	8	8	28	18
Sales and marketing	11	11	11	11	14	9
General and administrative	7	6	7	6	20	13

Total operating expenses	27	24	26	25	19	13

Income from operations	5	2	5	2	203	164
Other expense, net	(1)	(1)	(1)	(1)	(69)	(61)

Income before income taxes	4	1	4	1	674	626
Income tax expense	0	0	0	0	(50)	(33)

Net income	4%	1%	4%	1%	750%	698%

The following chart illustrates the product line sales mix for the current quarter and the comparable quarter of the prior year:

Sales

Overall Sales Trends for Current Quarter Compared to the Prior Year and Previous Quarter

Total sales increased 8% in the current quarter compared to the comparable quarter of the prior year and 1% compared to the previous quarter. This is our fourth consecutive quarter of increased sales. This is different from our historical trend in which typically our first half sales are lower than our prior year’s second half sales for seasonal and other reasons. The increase from the prior year was primarily due to an increase in the number of filters sold, primarily for satellite radio applications. We also saw increases in our Frequency Control Modules due to an increase in the number of units sold for optical timing applications in the telecommunications market. Unit sales of our Low-power Components increased 14%, primarily due to increased shipments to a certain tire pressure monitoring customer. However, the average selling prices for Low-power Components decreased 16%, so sales dollars decreased almost 5% from the comparable quarter of the prior year.

The increase in sales from the previous quarter was primarily due to an increase in the number of units sold of our Low-power Components products, primarily due to increased shipments to a tire pressure monitoring customer. Sales also increased for our Frequency Control Modules. This was due to an increase in average selling prices as a result of a change in product mix and an increase in the number of units sold for optical timing applications in the telecommunications market. Technology development sales decreased 73% (see further discussion in the product line trends section below). Sales decreased for our Virtual Wire® Short-range Radio products, primarily due to a decrease in the number of units sold to an automated meter reading (AMR) customer as a result of lower productions schedules during holiday periods. We think sales to this AMR customer will return to normal levels in the next quarter.

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

We have experienced sudden increases in demand in the past, which have put pressure on our manufacturing facilities and those of our offshore contractors to increase capacity to meet this demand. In addition, new products sometimes require different manufacturing processes than we currently possess. We may not be able to increase our manufacturing capacity, the manufacturing capacity of our assembly contractors, or improve our manufacturing processes in a timely manner so as to take advantage of increased market demand. Failure to do this could result in a material loss of potential sales. However, we believe that having multiple approved offshore assemblers provides some level of backup for such contingencies.

Year-to-Date Sales Trends

Sales for the current year-to-date period increased 7% over the prior comparable year-to-date period. The increase in sales was primarily due to increased number of units sold of our higher value product lines. We have focused our product and market development efforts on these products for some time. In recent years we have introduced many new products for our rapidly growing wireless marketplace. These include Virtual Wire® Short-range Radio products for AMR applications, Frequency Control Modules for optical timing applications and filters for satellite radio applications. Each of these products experienced an increase in sales as a result of increased market acceptance of these new products. While the number of units sold for our Low-power Component products increased, primarily for a tire pressure monitoring application, lower average selling prices for these products resulted in an overall reduction in sales of 17%.

Guidance

We had a strong booking of orders in the current quarter, primarily for tire pressure monitoring and satellite radio applications. Current bookings and trends that we see lead us to believe that sales will increase by 10% to 12% in our next quarter over the current quarter. This could represent a 15% year to year increase in sales, which is our near term target for sales growth. This is despite the fact that annual contracts with lower prices per unit that started during the second quarter will be in effect for the entire third quarter, resulting in an expected decrease in average selling prices for Low-power Component products. Most of our customers lack visibility for demand for their products beyond several months. As a result, we cannot make an estimate of sales beyond the next quarter.

Product Line Sales Trends

Low-power Component sales in the current quarter decreased almost 5% from the comparable quarter of the prior year, but increased 9% from the previous quarter. The basic reasons for the fluctuations were explained above under general sales trends. There are three important trends we see for these products. First, there is growing acceptance of our products for tire pressure monitoring applications. We see both increased market acceptance for these products and safety regulations that mandate increasing use of tire pressure monitoring systems in new cars. We estimate that approximately 6% of cars produced in North America have tire pressure monitoring systems and believe that could increase to 11% by the end of the calendar year. Second, our future sales of these products will remain heavily influenced by the production schedules of our automotive customers. This means our sales will tend to rise or fall with automotive production schedules. Finally, there is an ongoing decrease in the average selling prices for these products. The automotive market is very price competitive and this competition will force us to decrease our prices in future periods. While the decrease in average selling prices was minimal in the current quarter, the impact is expected to be greater in our third quarter, as several annual contracts went into effect with lower prices. We believe that average selling prices may continue to decline in future periods due to competitive conditions in this market and therefore sales for Low-power Components are unlikely to increase and may decline.

Virtual Wire® Short-range Radio products sales in the current quarter were approximately the same as the comparable quarter of the prior year and decreased 8% in comparison to the previous quarter. The reasons for the decrease from the previous quarter were explained above under general sales trends. We believe Virtual Wire® Short-range Radio products represent a significant opportunity for sales growth due to the technical advantages they represent to potential customers in a wide range of wireless markets, such as AMR and medical applications. However, due to uncertainties in customer development programs and the impact that economic conditions have on these programs, we cannot be certain that sales for these products will continue to increase, or even be maintained at the current levels.

Sales of Filter products in the current quarter increased 71% from the comparable quarter of the prior year, while they were almost the same as the previous quarter. The reasons for the increase over last year were explained above under overall sales trends. In the past year we have seen an increase in sales for new relatively low-priced Filters for automotive satellite radio applications, consumer Global Position Satellite (GPS) applications and telecommunications Code Division Multiple Access (CDMA) 2000 and Wide Band CDMA applications. We are working with two providers of satellite radio service and look forward to increased sales as we penetrate new programs, including OEM applications in our second half of the fiscal year. Published reports say that the market for the satellite radio service is growing very rapidly. We believe that acceptance of these new products will grow in future periods. However, the product development and introduction cycle for Filter products is largely under the customers’ control. As a result, it is difficult to predict whether or not our focus on Filter products will continue to result in increased sales.

Sales of Frequency Control Modules in the current quarter increased 52% from the comparable quarter of the previous year and 18% from the previous quarter, primarily due to an increase in average selling prices due to changes in product mix. The increase in average selling price was due to increased sales of relatively high-priced products to customers in optical timing and military markets. We think economic conditions have somewhat improved for these markets, which have been very depressed in recent periods. This is a relatively small product line for us, but we believe the higher level of sales we have seen for these products in recent quarters may continue.

Technology development sales decreased 77% from the comparable quarter of the prior year and 73% from the previous quarter. This was due to the low level of technology development contracts we currently have. We are currently focused more on the development of standard products (such as the Third Generation of Virtual Wire® Short-range Radio products) rather than custom products for individual customers. Thus we expect the relatively low level of technology development sales to continue for the next several quarters.

Other Sales Trends

The following table provides additional data concerning our sales:

	Percentage of Sales
	Current Quarter	Comparable Quarter	Previous Quarter
Sales to top five customers	37%	35%	36%
Distribution sales	26%	26%	21%
Number of customers with 10% or more sales	None	One	None
Sales to 10% or more customer	N/A	12%	N/A
International sales	58%	50%	60%

Only one customer, Insight Electronics, a North American Distributor, accounted for more than 10% of sales in any of these periods, which was the comparable quarter of the prior year. An increase in sales to that customer in the current quarter contributed to the increase in sales from the top five customers and distributors in comparison to the previous quarter. In the current quarter, we reported sales to Richardson Electronics, which was added last quarter as a distributor to strengthen our sales network.

One of our strategies is to strengthen diversification in our customers, markets, products and geographic areas. We have been able to increase diversification significantly. However, due to the very competitive nature of the markets in which we compete, we may not always be able to achieve such diversification.

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

Gross Profit

Overall Gross Profit Trends for Current Quarter Compared to the Prior Year and Previous Quarter

The current quarter gross margin of 31.9% increased from 26.4% in the comparable quarter of the prior year and from 29.7% in the previous quarter. The more than five margin point improvement from the comparable quarter of the prior year was due to the favorable shift in product mix towards higher value products and the large amount of cost reduction we have achieved. Our higher value products have a greater long-term potential for gross margins than the very competitive Low-power Component products due to their greater technical content. Those higher margin products accounted for 54% of total sales in the current quarter, compared to only 48% in the comparable quarter of the prior year. Our higher volume product lines have all achieved cost reductions, as measured on a per unit manufacturing cost basis, when compared to the prior year and most of them also when compared to the previous quarter. We actively work with our contractors and our own manufacturing operations to reduce purchasing costs and to improve yields and productivity. Increasing unit volumes have been a factor contributing to cost reduction, by allowing relatively high fixed manufacturing costs to be spread over a larger number of units. The 2.2% margin increase from the previous quarter was primarily a result of these cost reduction efforts.

The current year-to-date gross margin was 30.8%, which is a significant increase from the gross margin of 26.7% last year. The increase from the comparable year-to-date period of the prior year was due to the same product mix and cost reduction factors discussed in the previous paragraph.

Major Gross Profit Trends

Our gross margin in any particular quarter has been impacted by several factors, some of which were unfavorable and some of which were favorable.

The largest unfavorable factor has been a decrease in average selling prices. As noted above in the section discussing sales, there was a reduction in average selling prices for Low-power Component products due to competitive pressures. In addition, there was an even greater reduction in average selling prices for Filter products. However, most of the filter price reduction was due to the change in product mix towards lower priced products in smaller packages that also tend to cost less. On the other hand, many of these products are for automotive and consumer applications, where there typically is more pressure on margins. In addition, some of the newer products are reaching volumes under contracts providing for lower prices as volumes increase. While average selling prices for Virtual Wire® Short-range Radio products increased somewhat in the current quarter compared to the previous quarter, over the longer run they have tended to decrease as applications reach higher production volumes and lower price points are reached. We expect that the trend towards lower average selling prices will continue in the single digit to low two digit range annually due to continued competitive pressures and the fact that newer products are reaching increasing levels of volume.

A second unfavorable factor, that occurs from time to time, is when new products encounter ramp-up costs associated with new manufacturing processes. Historically ramp-up costs have adversely affected us by several margin points. We have not encountered this in recent quarters, but we continue to introduce new products into our manufacturing processes, so there is no assurance that similar problems can be avoided in the future.

Offsetting these unfavorable factors were two favorable factors that represent our long term efforts to improve gross margins. First, there was a favorable shift in product mix, as explained above under general gross margin trends. Increasing the ratio of the higher value products tends to increase our gross margin. Our new product development efforts, such as modules that incorporate our SAW technology, are focused on higher value products. We expect this trend to continue. Second, we have been successful in our ongoing cost reduction efforts. Each of our volume product lines has consistently achieved cost reduction on a per unit manufacturing cost basis and we intend to continue our efforts to reduce manufacturing costs in future periods. An element of cost reduction has been economies of scale.

Guidance

The discussion above indicates that there are various factors that may have a material impact on our gross margins. Any one of them could cause a significant change in gross margin in either a favorable or unfavorable way, depending on the circumstances. This makes long term estimates of our gross margin very difficult. However, we believe that these factors will tend to balance out in the next quarter, so our gross margins will remain in the low 30% of sales range. It should be pointed out, however, that there is uncertainty as to whether our cost reduction efforts will be sufficient to offset the impact of lower average selling prices in any specific future period.

Research and Development

Research and development expense in the current quarter increased $214,000, or 28%, from the comparable quarter of the prior year, and $133,000, or 16%, from the previous quarter. The increase over prior periods was due to several factors. First, technology development sales were relatively low for the current quarter and the associated cost of sales was also low. Most of our research and development costs are payroll and payroll related items. When our engineers are not working on technology development contracts they are redeployed towards the development of standard products. When this happens, the related costs are classified research and development expense. Cost of sales related to technology development contracts decreased $70,000 in the current quarter from the comparable quarter of the prior year, which caused a corresponding increase in operating expenses. Second, the current quarter included approximately $30,000 of payroll tax expenses related to the exercise of stock options, which was an unusually large amount for us. Finally, the remainder of the increase was for increased personnel and other costs related to an increase in our efforts to develop new products and new processes to manufacture them.

Year-to-date research and development expense increased $280,000, or 18%, due to those same three factors. We believe that the continued development of our technology and new products is essential to our success and are committed to continue to devote significant resources to research and development. We expect that research and development expense may increase or stay approximately the same in absolute dollars over the next several quarters.

Sales and Marketing

Current quarter sales and marketing expense increased $159,000, or 14%, from the comparable quarter of the prior year, while they increased approximately $49,000, or 4%, compared to the previous quarter. The increase was primarily due to increased sales commission expense related to increased sales and a shift in the current year towards a greater ratio of foreign sales, for which sales commissions are somewhat higher. Year-to-date sales and marketing expense increased $208,000, or 9%, for the same reasons. We expect to incur comparable or slightly increased sales and marketing expense in absolute dollars over the next several quarters, with the exception of sales commission expense that will fluctuate in line with sales levels.

General and Administrative

General and administrative expense for the current quarter increased approximately $127,000, or 20%, from the prior comparable period, and $53,000, or 7%, from the previous quarter. In the current quarter, we experienced approximately $60,000 in unusual payroll tax expenses related to the exercise of stock options and administrative travel. We also have seen increased cost of compliance with new financial reporting and corporate governance requirements, as well as increased costs for executive compensation programs and other administrative expenses. Year-to-date general and administrative expense increased approximately $175,000, or 13%, for the same reasons. We expect to incur comparable or slightly increased general and administrative expense in absolute dollars over the next several quarters.

Total Operating Expenses

In the current quarter, operating expenses increased $500,000 or 19% over the comparable quarter of the prior year and $235,000 over the previous quarter. The specific reasons were stated under the individual categories immediately above this section. Year-to-date operating expenses increased $663,000, or 13%, due to the same reasons.

For the next two quarters, we expect operating expenses to be relatively stable compared to the current quarter. We incurred approximately $100,000 (related to previously discussed stock option exercises and to travel expense), which we do not expect to recur. However, we will experience increased costs for annual salary increases which occur in the next quarter, and we intend to make relatively small strategic product and market development investments intended to help increase sales. In addition, we expect sales commission expense to fluctuate in line with sales. As a result, we expect operating expenses will return to the same level they have been in recent quarters at approximately 25% of sales.

Other Income (Expense)

Total other expenses were $34,000 in the current quarter, compared to $109,000 for the comparable quarter of the prior year and $64,000 in the previous quarter. The decrease in total other expense results primarily from a decrease in interest expense resulting from a lower amount of outstanding debt, as well as lower interest rates. Year-to-date total other expense decreased in the current year by approximately $154,000, or 61%, due to the same factors. In the current year, the Company has paid down approximately $3.9 million in bank debt, to the point that remaining bank debt (the mortgage on the building) is less than $200,000. We believe that other expense will remain at very low levels in the last two quarters of our fiscal year.

Income Tax Expense

In the current quarter we recorded a small provision for state income tax and expect to record relatively small state income tax provisions in future periods. We continue to maintain a full valuation allowance on our deferred tax assets due to prior period losses. However, we retain the tax benefits involved and we will realize the benefit in future periods to the extent we are profitable. As of the end of the last fiscal year, we had income tax carry forwards and other potential tax benefits available to reduce future federal taxable income by approximately $16.8 million. The net operating loss carry forward begins to expire August 31, 2023.

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

The banking agreement contains financial covenants, some of which become increasingly restrictive over time. We were in compliance with all covenants as of February 29, 2004. Although we believe that we will be able to continue compliance with the covenants, there is no assurance that this will occur. Should there be a covenant violation and we are unable to negotiate a waiver or amendment, the maturity of our debt could be accelerated. In that case, other sources of cash would be needed to support our operations. The banking agreement will expire in December 2005.

Liquidity

The major source of liquidity at February 29, 2004, consisted of $305,000 of cash and $6.6 million available under the banking agreement. Net cash provided by operating activities was $3.0 million for the current year-to-date period as compared to $2.1 million for the comparable period of the prior year. Non-cash items included in net income, such as depreciation, totaled $1.6 million in the current year-to-date period, compared to $2.1 million in the prior year. Depreciation and amortization declined from $2.1 million in the prior year to $1.5 million in the current year as a result of assets reaching the end of their lives and the various fixed asset write downs we have reported in prior periods.

The increase in operating cash flow from the prior year was primarily due to an increase in net income of $774,000. Cash from working capital accounts increased $525,000, compared to a decrease in cash from working capital accounts of $136,000 in the comparable quarter of the prior year. The biggest change was that in the current year accounts payable increased almost $1.3 million, as we received a large amount of inventory from our offshore contractors late in the current quarter. It is likely that accounts payable will be paid down to more normal levels in our next two quarters. In the current year, cash was used in working capital in the amount of $679,000 million to support increased accounts receivable and inventory to support increased sales. Collections of our receivables on a days sales outstanding measurement remained in the low to mid 50-day range in the current year.

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

Cash used in investing activities was $406,000 for the current year-to-date period, as compared to $1.7 million for the prior year-to-date period. The prior year included the purchase and improvements to our building, which occurred over the prior year’s second and third quarters. We had cash provided from investing activities resulting from the proceeds of sales of fixed assets in both years. We will continue our efforts to sell fixed assets that were idled in recent years. We expect to acquire up to $1.5 million of capital equipment by the end of fiscal 2004, primarily related to the development of new products and new manufacturing processes. Due to our offshore manufacturing initiative, we do not expect to need significant additions to our assembly facilities or equipment in the next year.

Net cash utilized in financing activities was $2.5 million in the current year-to-date period and $0.5 million in the prior year-to-date period. In the current year, $3.9 million was used to pay down bank debt. This compares to approximately $1.6 million net payments on our bank line in the comparable quarter of the prior year that was partially offset by taking on a $1.1 million mortgage to finance our building purchase. In the current year, we have paid off most of this mortgage. We received $1.4 in proceeds from sales of stock related to exercise of employee stock options and our employee stock plan purchases in the current year. Approximately seventy percent of our employees have purchased stock so far this year.

As of February 29, 2004, we had approximately $6.6 million available in cash under our banking arrangement based upon the borrowing base at that time. In addition, approximately $1.4 million may become available under the revolving credit facility if our borrowing base were to increase sufficiently to support the increased borrowing. We are not able to say when or if an increase in our future borrowing base will happen because of our inability to see sales levels very far into the future due to limited lead times on orders placed with us by our customers.

While we reported positive operating cash flows for the last eleven quarters, a reduction in sales or gross margins could occur due to economic or other factors. We believe that cash generated from operations, our cash balances and the amounts available under our credit facility will be sufficient to meet our cash requirements for the next twelve months. If for any reason these sources of funds are not sufficient to meet our requirements, we may be required to raise additional funds. We cannot guarantee that we would be able to obtain additional financing or, if available, that it would be available to us on acceptable terms. Should that happen, there could be a significant adverse impact on our operations.

Stock Options

(a) Stock Option Program Description

Our stock option program is a broad-based, long-term retention program that is intended to attract and retain talented personnel and align stockholder and employee interests. We currently have four plans (1999 Plan, 1997 Plan, 1986 Plan and Director Plan) under which we grant or have granted stock options to employees, directors and consultants. The options generally vest at a rate of one forty-eighth each month beginning the first day of the month following the date of grant. The exercise price of each option equals the market price of our stock on the date of grant and each option generally expires ten years after the date of grant. The 1986 Plan expired for future grants according to its terms in November 2002. The Director Plan will expire for future grants according to its terms in April 2004. In the near future we plan to grant most options and restricted stock to employees and directors from our 1997 Plan.

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

	YTD 2nd Qtr FY2004	FY2003	FY2002
Net grants during the period as % of outstanding shares	2.9%	4.7%	3.9%
Grants to Named Executive Officers during the period as % of total options granted.	27.4%	26.6%	14.6%
Grants to Named Executive Officers during the period as % of outstanding shares.	0.8%	1.3%	0.6%
Cumulative options held by Named Executive Officers as % of total options outstanding.	27.4%	26.4%	26.0%

(c) General Option Information

Summary of Option Activity

The following is a summary of stock option activity for the fiscal year ended August 31, 2003 and the six months ended February 29, 2004:

			Options Outstanding
		Shares Available for Options (#)	Number of Shares (#)	Weighted Average Exercise Price ($)
Balance at	August 31, 2002	356,275	1,782,800	$6.45
	Grants	(338,500)	338,500	$3.07
	Exercises	—	(64,492)	$3.86
	Cancellations	24,183	(24,183)	$6.90
	Additional shares reserved	600,000	—	—

Balance at	August 31, 2003	641,958	2,032,625	$5.96
	Grants	(219,000)	219,000	$7.64
	Exercises	—	(246,266)	$5.18
	Cancellations	8,773	(8,773)	$2.72
	Additional shares reserved	200,000	—	—

Balance at	February 29, 2004	631,731	1,996,586	$6.26

In-the-Money and Out-of-the-Money Option Information

The following table compares the number of shares subject to option grants with exercise prices below the closing price of our common stock at February 29, 2004 (referred to as “In-the-Money”) with the number of shares subject to option grants with exercise prices equal to or greater than the closing price of our common stock at February 29, 2004 (referred to as “Out-of-the-Money”). The closing price of our common stock at February 29, 2004 was $10.301 per share.

	Exercisable		Unexercisable		Total
As of End of Quarter	Shares (#)	Wtd. Avg. Exercise Price ($)	Shares (#)	Wtd. Avg. Exercise Price ($)	Shares (#)	Wtd. Avg. Exercise Price ($)
In-the-Money	1,030,230	$5.99	733,356	$4.52	1,763,586	$5.38
Out-of-the-Money	229,610	$12.86	3,390	$13.06	233,000	$12.86

Total Options Outstanding	1,259,840	$7.25	736,746	$4.56	1,996,586	$6.26

(d) Executive Options

Options Granted to Named Executive Officers

The following table sets forth a summary of the stock options granted to our Named Executive Officers during the six months ended February 29, 2004. Named Executive Officers are those executive officers described in the table above under the heading “Employee and Executive Option Grants”. The following table does not contemplate status of granted options relative to our current stock price.

	Individual Grants				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term ($)
	Number of Securities Underlying Options Per Grant (#)	Percent of Total Options Granted to Employees Year to Date (%)	Exercise or Base Price ($/Share)	Expiration Date	5%	10%
David M. Kirk	20,000	9.13%	$7.64	11-19-13	$96,095	$243,524
Darrell L. Ash	10,000	4.57%	$7.64	11-19-13	$48,048	$121,762
David Crawford	10,000	4.57%	$7.64	11-19-13	$48,048	$121,762
Robert J. Kansy	10,000	4.57%	$7.64	11-19-13	$48,048	$121,762
Jon Prokop	10,000	4.57%	$7.64	11-19-13	$48,048	$121,762

The percentage of total options granted to employees is based on an aggregate of 219,000 options granted to our employees, consultants and directors during the year to date period ended February 29, 2004, including the Named Executive Officers. The exercise price per share of each option is equal to the fair market value of the common stock on the date of grant.

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

Options Exercises and Remaining Holdings of Named Executive Officers

The following table sets forth information concerning stock options exercised during the six months ended February 29, 2004 and the number of shares of our common stock subject to both exercisable and unexercisable stock options as of February 29, 2004 for each of our Named Executive Officers as described in the table above under the heading “Employee Executive Option Grants”. The value of unexercised in-the-money options is based on the fair market value of our common stock as of February 29, 2004, of $10.301 per share, minus the exercise price, multiplied by the number of shares underlying the option.

	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at End of Quarter (#)		Values of Unexercised In-the- Money Options at End of Quarter ($)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
David M. Kirk	37,957	$194,490	145,407	51,636	$459,226	$449,844
Darrell L. Ash	0	0	52,979	29,021	$192,976	$166,154
David Crawford	4,500	$26,580	66,467	29,033	$257,934	$184,096
Robert J. Kansy	7,500	$51,951	62,763	24,237	$133,074	$127,593
Jon Prokop	0	0	57,504	27,296	$189,434	$158,920

(e) Equity Compensation Plan Information

The following table summarizes our equity compensation plans as of the second quarter ended February 29, 2004:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options	(b) Weighted- average exercise price of outstanding options	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,389,466	$6.98	441,745
Equity compensation plans not approved by security holders*	607,120	$4.59	189,986

Total	1,996,586	$6.26	631,731

*	Our 1999 Equity Incentive Plan provides for non-statutory stock options, bonuses or restricted stock and has not been approved by the stockholders. Neither the chief executive officer nor any of the other four highest compensated officers are eligible to participate. Other officers are only eligible to receive awards that are an inducement essential to such individual entering into an employment agreement with us or any of our affiliates.

Forward-looking Statements

This report and other presentations made by us contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. We believe that these statements are based on reasonable assumptions and our expectations at the time. However, these statements involve risks and uncertainties and are completely qualified by reference to several important factors. These factors include, but are not limited to, the items listed below, as well as those included in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report. Any one or more of these factors could cause our actual results to differ materially from the forward looking statements that we made:

1.	The impact of competitive products and pricing. We do business in extremely competitive markets that are noted for fierce competition and generally declining average selling prices. Most of our significant competitors are much larger and better financed than we are. These competitors could execute sales strategies that could take a considerable amount of our business very quickly. This could have a material adverse impact on both our sales and gross margins.

2.	The timely development, acceptance and pricing of new products. We have a large amount of continuing sales of older products that tend to decline in popularity and average selling price over time. Only by developing new products can we replace sales for declining products and partially offset the impact of lower average selling prices.

3.	The impact of competing technologies including the obsolescence of existing products. Our business has a considerable amount of technological risk. We are vulnerable to competitors that have much greater resources than we do that are trying to develop products that are technologically superior to ours. If customers believe those products are superior to ours, they may shift their purchases to them.

4.	The ability to obtain production material and labor and capacity to meet product demand. Shortages could occur that make us unable to take advantage of a sudden increase or even stable level of demand.

5.	The potential transition to higher value-added products. Our historical base business is declining. Only by successfully developing and introducing value-added products to our customers can we offset this impact.

6.	The timely implementation of improved manufacturing processes. We need to constantly reduce our costs to offset the impact of a reduction in our average selling prices. We need to do this through continuous cost reduction in both our facilities and those of our contractors.

7.	General economic conditions as they affect our customers and manufacturing contractors. Our customers and contractors do business in markets that are vulnerable to changes in economic conditions. Adverse economic conditions can adversely impact the demand and/or the ability to supply our products.

8.	The availability to obtain required financing on favorable terms. If we have unanticipated difficulties, our banking relationships and other means of financing could be jeopardized.

9.	General industry trends. Markets or customer preferences could move away from our products.

10.	Acts of war or terrorism as they affect us, our customers or our contract manufacturers.

Any forward-looking statement speaks only as of the date on which such statement was made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement was made, nor will we necessarily make statements in advance to reflect the occurrence of anticipated events. New factors emerge from time to time and it is not possible for us to predict all such factors. We cannot assess the impact of each new or old factor on our business. We also cannot determine the extent to which a factor or combination of factors might cause future results to differ materially from those contained in any forward-looking statement.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk primarily due to fluctuations in interest rates. As of February 29, 2004, with all other variables held constant, a hypothetical one percentage point increase in interest rates would result in an increase in interest expense of approximately $2,000 on an annual basis due to the variable rate borrowings currently in place.

A significant portion of our products have a manufacturing process in a foreign jurisdiction and are sold in foreign jurisdictions. We manage our exposure to currency exchange fluctuations by denominating most transactions in U.S. dollars. However, we may make a minor portion of our sales payable in Euros. We consider the amount of our foreign currency exchange rate risk to be immaterial as of February 29, 2004, and accordingly have not hedged any such risk.

ITEM 4.	CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported in a timely manner. There have been no changes in our internal control over financial reporting during the quarter ended February 29, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Pursuant to the annual meeting of stockholders of the Company held on January 21, 2004, the following actions were taken:

1.	The stockholders elected the following individuals as directors until the next annual meeting of stockholders or until their successors are duly elected and have qualified. The action was taken as evidenced by the following vote totals.

Director	Votes
David M. Kirk:
For	6,431,822
Withheld	365,037
Michael R. Bernique
For	6,411,722
Withheld	385,137
Cornelius C. Bond, Jr.
For	6,432,981
Withheld	363,878
Dean C. Campbell
For	6,433,181
Withheld	363,678
Francis J. Hughes, Jr.
For	6,432,781
Withheld	364,078

These five individuals constitute the entire board of directors serving at this time.

2.	The stockholders approved an amendment to our 1994 Employee Stock Purchase Plan to increase the aggregate number of shares of common stock authorized for issuance under the plan by 150,000 (from 725,000 shares to 875,000 shares). The action was approved by the vote totals listed below. Broker non-votes did not affect the outcome and abstentions had the effect of negative votes.

For	2,793,905
Against	383,315
Abstain	27,063
Broker non-vote	3,572,175

3.	The stockholders approved an amendment to our 1997 Equity Incentive Plan to increase the aggregate number of shares of common stock authorized for issuance under the plan by 200,000 (from 1,875,000 shares to 2,075,000 shares). The amendment also allowed the remaining 119,000 shares available for grant in the 1994 Non-Employee Directors Plan, as well as any shares that become available under that plan due to option expirations, to be moved to the 1997 Equity Inventive Plan. The ability to grant options under the Directors Plan will expire according to its terms on April 19, 2004. This increases the aggregate number of shares authorized for issuance from 2,075,000 shares to at least 2,194,000 shares. The action was approved by the vote totals listed below. Broker non-votes did not affect the outcome and abstentions had the effect of negative votes.

For	2,598,466
Against	578,355
Abstain	27,463
Broker non-vote	3,572,175

4.	The stockholders ratified the selection of Deloitte & Touche LLP as the Company’s independent auditors for the fiscal year ending August 31, 2004. The action was approved by the following vote totals.

For	6,742,716
Against	27,950
Abstain	26,193

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits. We hereby incorporate by reference all exhibits filed in connection with Form 10-K for the year ended August 31, 2003.

(b)	Exhibits included:

Exhibit	Description

31.1	Certificate Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 for CEO.

31.2	Certificate Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 for CFO.

32.1	Certificate Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 for CEO.

32.2	Certificate Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 for CFO.

(c)	We filed a report on Form 8-K on December 18, 2003, reporting under Item 12 our press release, dated December 18, 2003, regarding our first quarter fiscal year 2004 results of operations and financial condition.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RF MONOLITHICS, INC.

Dated: April 13, 2004	By:	/s/ David Kirk

David Kirk CEO, President and Director

Dated: April 13, 2004	By:	/s/ Harley E Barnes III

Harley E Barnes III CFO

INDEX TO EXHIBITS

Exhibit	Description

31.1	Certificate Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 for CEO.(1)

31.2	Certificate Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 for CFO.(1)

32.1	Certificate Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 for CEO.(1)

32.2	Certificate Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 for CFO.(1)

(1)	Filed as an exhibit to this Form 10-Q.