Form 10-Q
period 2004-05-31
RF MONOLITHICS INC /DE/
filed 2004-07-14
CIK 922204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 2004

Commission File No. 0-24414

RF Monolithics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	75-1638027
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification)

4441 Sigma Road, Dallas, Texas	75244
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (972) 233-2903

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days    ☒  Yes    ☐  No

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of June 30, 2004: 7,744,320 shares of the Registrant’s Common Stock, $.001 par value, were outstanding.

RF MONOLITHICS, INC.

FORM 10-Q

QUARTER ENDED MAY 31, 2004

PART I. CONDENSED FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

RF MONOLITHICS, INC.

CONDENSED BALANCE SHEETS

(In Thousands)

	May 31, 2004	August 31, 2003
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$734	$216
Trade receivables - net	9,013	6,913
Inventories - net	8,258	7,894
Prepaid expenses and other	359	322

Total current assets	18,364	15,345

PROPERTY AND EQUIPMENT - Net	7,586	9,201

OTHER ASSETS - Net	262	277

TOTAL	$26,212	$24,823

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$79	$3,206
Accounts payable - trade	3,171	1,768
Accrued expenses and other current liabilities	1,800	1,477

Total current liabilities	5,050	6,451

LONG-TERM DEBT - Less current portion	61	892

OTHER LIABILITIES	289	190

STOCKHOLDERS’ EQUITY:
Common stock: 7,736 and 7,260 shares issued	8	7
Additional paid-in capital	35,964	33,487
Common stock warrants	128	842
Treasury stock, 36 common shares at cost	(227)	(227)
Accumulated deficit	(14,872)	(16,550)
Unearned compensation	(189)	(269)

Total stockholders’ equity	20,812	17,290

TOTAL	$26,212	$24,823

See notes to condensed financial statements.

RF MONOLITHICS, INC.

CONDENSED STATEMENTS OF OPERATIONS - UNAUDITED

(In Thousands, Except Per-Share Amounts)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2004	2003	2004	2003
SALES	$13,568	$10,818	$35,980	$31,845

COST OF SALES	9,144	10,418	24,658	25,826

GROSS PROFIT	4,424	400	11,322	6,019

OPERATING EXPENSES:
Research and development	1,358	833	3,199	2,394
Sales and marketing	1,442	1,230	4,029	3,609
General and administrative	778	683	2,257	1,987
Restructuring and impairment	—	1,216	—	1,216

Total operating expenses	3,578	3,962	9,485	9,206

INCOME (LOSS) FROM OPERATIONS	846	(3,562)	1,837	(3,187)

OTHER INCOME (EXPENSE):
Interest income	1	—	1	3
Interest expense	(40)	(141)	(212)	(458)
Other	(12)	9	62	71

Total other income (expense)	(51)	(132)	(149)	(384)

INCOME (LOSS) BEFORE INCOME TAXES	795	(3,694)	1,688	(3,571)

INCOME TAX EXPENSE	2	8	10	20

NET INCOME (LOSS)	$793	$(3,702)	$1,678	$(3,591)

EARNINGS (LOSS) PER SHARE

Basic	$0.10	$(0.52)	$0.22	$(0.50)

Diluted	$0.09	$(0.52)	$0.20	$(0.50)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:

Basic	7,722	7,168	7,534	7,152

Diluted	8,455	7,168	8,256	7,152

See notes to condensed financial statements.

RF MONOLITHICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS - UNAUDITED

(In Thousands)

	Nine Months Ended May 31,
	2004	2003
OPERATING ACTIVITIES:
Net income (loss)	$1,678	$(3,591)

Noncash items included in net income (loss):
Depreciation and amortization	2,192	3,004
Special charge for inventory obsolescence, restructuring and impairment	—	3,846
Provision for trade receivable allowance	4	25
Amortization of unearned compensation	154	134
Gain on disposal of property and equipment	(10)	(25)

Sub-total	2,340	6,984
Change in operating working capital:
Trade receivables	(2,104)	825
Inventories	(364)	552
Prepaid expenses and other	(37)	46
Accounts payable - trade	1,403	(504)
Accrued expenses and other liabilities	185	(132)

Sub-total	(917)	787

Net cash provided by operating activities	3,101	4,180

INVESTING ACTIVITIES:
Acquisition of property and equipment	(439)	(2,530)
Proceeds from disposition of property and equipment	158	37
Change in other assets	(34)	49

Net cash used in investing activities	(315)	(2,444)

FINANCING ACTIVITIES:
Borrowings on building mortgage	—	1,050
Repayments on line of credit - net	(2,696)	(2,454)
Repayments on building mortgage and other	(1,262)	(497)
Proceeds from common stock issued under employee stock programs	1,690	129

Net cash used in financing activities	(2,268)	(1,772)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	518	(36)
CASH AND CASH EQUIVALENTS:
Beginning of period	216	273

End of period	$734	$237

SUPPLEMENTAL INFORMATION:
Interest paid	$70	$286

Income taxes paid	$3	$22

Noncash financing activities - software acquired under third party financing	$237	$—

See notes to condensed financial statements.

RF MONOLITHICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1. INTERIM FINANCIAL STATEMENTS

The accompanying condensed financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, that in the opinion of the management of RF Monolithics, Inc., or the Company, or RFM, are necessary for a fair presentation of our financial position as of May 31, 2004, and the results of operations and cash flows for the three and nine months ended May 31, 2004 and 2003. These unaudited interim consolidated financial statements should be read in conjunction with our audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended August 31, 2003, filed with the Securities and Exchange Commission. We did not have any subsidiaries in the periods covered by these condensed financial statements.

Operating results for the nine months ended May 31, 2004, are not necessarily indicative of the results to be achieved for the full fiscal year ending August 31, 2004.

2. INVENTORIES

Inventories consist of the following (in thousands):

	May 31, 2004	August 31, 2003
Raw materials and supplies	$3,264	$3,116
Work in process	2,418	2,641
Finished goods	4,158	3,823

Total gross inventories	9,840	9,580
Less inventory reserves	(1,582)	(1,686)

Total inventories	$8,258	$7,894

In the third quarter of fiscal 2003, we increased inventory reserves by recording a $2.6 million charge related to obsolescence and write-down of inventory associated with our product line modification and rationalization program. The charge was recorded as cost of sales in our statement of operations. In the fourth quarter of fiscal 2003 and the first three quarters of fiscal 2004, approximately $2.5 million of inventory was disposed of and charged to this reserve, leaving approximately $0.1 million related to this particular obsolete inventory, most of which will be disposed of in the balance of fiscal 2004.

3. PROPERTY AND EQUIPMENT

Property and equipment includes construction in progress of $400,000 at May 31, 2004, and $109,000 at August 31, 2003. These amounts are composed primarily of software and other assets not yet placed in service.

4. CREDIT FACILITIES

Balances outstanding under our credit facilities were as follows (in thousands):

	May 31, 2004	August 31, 2003
Revolving line-of-credit	$—	$2,696
Term note	—	450
Real estate mortgage	166	997
Debt issuance costs	(26)	(45)

Total	140	4,098

Less: current maturities	79	3,206

Long-term debt	$61	$892

As of May 31, 2004, our revolving line-of-credit facility and our term note were paid off and the mortgage was paid down to a balance of $166,000. We used proceeds from common stock issued under employee stock programs and from our positive cash flow from operations to pay these obligations.

Revolving Line of Credit and Term Note – On December 8, 2000, we entered into a banking agreement, which was amended and restated on February 3, 2003, and consists of (a) a revolving line-of-credit facility of up to $7,500,000 (recently lowered at our request from $13,500,000), limited to an available borrowing base, which is based on the levels of eligible accounts receivable and inventory, (b) a term note of $3,000,000 and (c) a real estate mortgage of $1,050,000. Substantially all of our assets, tangible and intangible, are pledged as collateral. The banking agreement calls for an interest rate of bank prime plus 1.5% (5.50% on May 31, 2004) and expires in December 2005.

At May 31, 2004, our revolving line-of-credit facility loan balance was zero, but a loan advance of $7,185,000 was available under our current borrowing base. An additional $315,000 may become available if our borrowing base were to increase sufficiently to support the increased borrowing. We eliminated the Export/Import (“Exim”) facility within this agreement effective December 31, 2003. This had the effect of lowering our interest expense and lowering the amount available by approximately $1,300,000. Our revolving line of credit was classified as short-term at August 31, 2003 due to a lockbox arrangement with the bank, which requires the use of cash receipts to repay the amounts outstanding.

Real estate mortgage - To finance our purchase of a building at our Dallas headquarters, a real estate mortgage was established under our banking agreement on February 3, 2003 for $1,050,000. The real estate mortgage requires monthly principal payments of $8,750 plus interest, which began in March 2003. On February 26, 2004, we made an additional payment of $752,500 to pay down the mortgage note. The remaining 22 monthly principal payments of $8,750 after this pay down will reduce the loan to zero by the banking agreement expiration date.

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

Our banking agreement contains financial covenants relating to various matters, including but not limited to, minimum net worth, quarterly and monthly earnings, limitations on changes in corporate structure, and restrictions on dividends and capital spending. Some of these covenants become increasingly restrictive over time. We were in compliance with all covenants as of May 31, 2004. Although we believe that we will be able to continue to meet the covenants, there is no assurance that this will occur. Should there be a covenant violation without a waiver or amendment, the maturity of our debt could be accelerated and other sources of cash would be needed.

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

Stock Options

The following table illustrates the stock option grant activity for fiscal 2004 by quarter as of May 31, 2004:

	Options Granted	Recipients	Exercise Price	Stock Option Type	Plan
First Quarter	58,000	Employees	$7.37	Non-qualified	1999 Equity Incentive Plan
”	29,000	Employees	$5.46	Incentive	1997 Equity Incentive Plan
”	90,000	Officers	$7.64	Incentive	1997 Equity Incentive Plan
”	2,000	Consultants	$7.37	Non-qualified	1999 Equity Incentive Plan

Total First Quarter	179,000

Second Quarter	40,000	Directors	$9.60	Non-qualified	1994 Directors’ Option Plan

Total Second Quarter	40,000

Third Quarter	4,000	Consultant	$10.24	Non-qualified	1999 Equity Incentive Plan

Total Third Quarter	4,000

YTD May 31, 2004	223,000

In the first three quarters of fiscal 2004, 8,373 stock options were cancelled due to employee terminations and option period expirations.

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

The following table illustrates the effect on net income and earnings per share as if the fair value based method under SFAS No. 123 had been applied to all outstanding vested and unvested awards in each period (in thousands, except per share amounts):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2004	2003	2004	2003
Net Income (Loss), as reported	$793	$(3,702)	$1,678	$(3,591)

Add: Stock option based compensation expense included in reported net income, net of related tax effects.	33	5	70	13

Deduct: Total stock option based compensation expense, including ESPP, determined under fair value based method for all awards, net of related tax effects.	(190)	(291)	(1,157)	(947)

Pro forma net income (loss)	$636	$(3,988)	$591	$(4,525)

EARNINGS (LOSS) PER SHARE
Basic - as reported	$0.10	$(0.52)	$0.22	$(0.50)

Basic - pro forma	$0.08	$(0.56)	$0.08	$(0.63)

Diluted - as reported	$0.09	$(0.52)	$0.20	$(0.50)

Diluted - pro forma	$0.08	$(0.56)	$0.07	$(0.63)

See Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional discussion of our stock option plans.

6. SALES REVENUE

The following table sets forth the components of our sales and the percentage relationship of the components to sales by product area for the periods indicated (in thousands, except percentage data):

	Amounts				% of Total
	Three Months Ended May 31,		Nine Months Ended May 31,		Three Months Ended May 31,		Nine Months Ended May 31,
	2004	2003	2004	2003	2004	2003	2004	2003
Product Sales:
Low-power Product Group:
Low-power Components	$5,635	$5,104	$15,622	$17,075	42%	47%	43%	53%
Virtual Wire® Radio products	3,444	3,115	9,104	7,937	25	29	25	25

Subtotal	9,079	8,219	24,726	25,012	67	76	68	78

Communications Products Group:
Frequency Control Modules	873	668	2,358	1,586	7	6	7	5
Filters	3,560	1,793	8,583	4,682	26	17	24	15

Subtotal	4,433	2,461	10,941	6,268	33	23	31	20

Total Product Sales	13,512	10,680	35,667	31,280	100	99	99	98
Technology development sales	56	138	313	565	0	1	1	2

Total Sales	$13,568	$10,818	$35,980	$31,845	100%	100%	100%	100%

International sales were approximately $8,705, or 64%, during the current quarter and $5,368, or 50%, during the comparable quarter of the prior year. On a year to date basis, the international sales were approximately $21,845, or 61% for the current year and $15,666, or 49% for the comparable period of the prior year. We consider all product sales with a delivery destination outside of North America to be international sales.

7. RESTRUCTURING AND IMPAIRMENT

In the third quarter of fiscal 2003, we recorded an impairment expense of approximately $1.2 million associated with our board-approved plan to consolidate our Dallas, Texas operations and facilities for the write-down or write-off of equipment and other assets that were no longer usable in our operations. Additionally, we incurred approximately $33,000 in restructuring costs related to the severance of 12 employees. This employment reduction resulted from the consolidation of operations at our Dallas, Texas facility.

8. INCOME TAXES

For the nine months ended May 31, 2004 we recorded book income before income taxes of $1,688,000. No federal income tax provision was recorded related to such earnings as we have offset taxable income with tax loss carryforwards. We do not expect to pay federal income tax in the U.S. for the foreseeable future. Income tax expense recorded in the accompanying condensed statement of operations is reflective of state taxes, consistent with prior periods.

We continue to maintain a full valuation allowance on our deferred tax assets due to prior period losses. However, we retain the tax benefits involved and we will realize the benefit in future periods to the extent we are profitable. As of the end of the last fiscal year, we had income tax carry forwards and other potential tax benefits available to reduce future federal taxable income by approximately $16.8 million. The net operating loss carry forwards begin to expire August 31, 2023.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion may be understood more fully by reference to the financial statements, notes to the financial statements, and management’s discussion and analysis contained in our Annual Report on Form 10-K for the year ended August 31, 2003 filed with the Securities and Exchange Commission, or SEC.

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

We have competed successfully for over 25 years by cultivating close customer relationships with a diverse group of customers in varied applications, markets and geographic locations. We do compete against several large competitors who have superior financial and other resources.

Our base Low-power Component business has declined in sales due to decreased average selling prices in competitive automotive and other markets. As a result, we have focused our product and market development on higher-value products which we feel offer a technical edge and have greater gross margin potential. A key factor in our sales performance is whether or not we develop and sell enough new products to offset the decline in selling price and unit volume of our older products. The overall economic conditions in the electronics industry, which has historically experienced extreme increases and decreases in demand within short periods of time, is another key factor that influences our sales performance. We believe our markets are currently in a period of increased demand. A key factor in our gross margin performance is whether or not we can reduce our costs (through innovation and increased volume) and improve our product mix towards higher margin products to offset expected declines in gross margins on more mature products.

We have controlled our operating expenses and generated positive cash flows in recent years and we intend to continue this strategy. We have an effective agreement with our bank, and feel we currently have the financial resources necessary to carry out our business plans.

Critical Accounting Policies

We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the periods presented. We described our most significant accounting policies, which we believe are the most critical to aid in fully understanding and evaluating reported financial results, in our Annual Report for the year ended August 31, 2003, which was filed with the SEC on November 20, 2003. Those policies continue to be our most critical accounting policies for the period covered by this report.

Results of Operations

In this next section we will discuss our financial statements. In this discussion, we will make comparisons between the following periods, which we believe are relevant to understanding trends in our business:

•	The current quarter and current year-to-date, each ended May 31, 2004 of the fiscal year ending August 31, 2004, in comparison to the comparable quarter of the prior year and prior year-to-date period, each ended May 31, 2003.

•	Certain comparisons with the three months ended February 29, 2004 (previous quarter) are provided where we believe it is useful to the understanding of trends.

•	There are some forward-looking statements that refer to our subsequent quarter ending August 31, 2004 (next quarter or fourth quarter).

The selected financial data for the periods presented may not be indicative of our future financial condition or results of operations.

The following table illustrates operating results for the four quarters of fiscal 2003 and the first three quarters of fiscal 2004 (in thousands, except percentage data). These figures will be used when discussing trends in the following section.

	Fiscal 2003 Quarter Ended				Fiscal 2004 Quarter Ended
	Nov. 30	Feb. 28	May 31*	Aug. 31	Nov. 30	Feb. 29	May 31
Sales by product area:
Low-power Components	$6,514	$5,457	$5,104	$6,013	$4,778	$5,209	$5,635
Virtual Wire® Radio products	2,098	2,724	3,115	2,377	2,949	2,711	3,444
Frequency Control Modules	389	529	668	567	680	805	873
Filters	1,434	1,455	1,793	1,897	2,529	2,494	3,560
Technology development sales	193	234	138	236	203	54	56

Total Sales	10,628	10,399	10,818	11,090	11,139	11,273	13,568
Cost of sales	7,752	7,656	10,418	7,956	7,833	7,681	9,144

Gross profit	2,876	2,743	400	3,134	3,306	3,592	4,424
% of sales	27.1%	26.4%	3.7%	28.3%	29.7%	31.9%	32.6%

Operating expenses:
Research and development	788	773	833	872	854	987	1,358
Sales and marketing	1,220	1,159	1,230	1,268	1,269	1,318	1,442
General and administrative	665	639	683	661	713	766	778
Restructuring and impairment	—	—	1,216	—	—	—	—

Total	2,673	2,571	3,962	2,801	2,836	3,071	3,578

Income (loss) from operations	203	172	(3,562)	333	470	521	846
Other expense, net	(143)	(109)	(132)	(78)	(64)	(34)	(51)

Income (loss) before income taxes	$60	$63	$(3,694)	$255	$406	$487	$795

*	During the third quarter of fiscal 2003, we took a charge of approximately $2.6 million to cost of sales related to inventory and approximately $1.2 million to operating expenses related to severance and fixed asset impairment.

The following table sets forth, for the three and nine months ended May 31, 2004 and 2003, (a) the percentage relationship of certain items from our statements of operations to sales and (b) the percentage change in these items between the current period and the comparable period of the prior year:

	Percentage of Total Sales				Percentage Change From
	Three Months Ended May 31		Nine Months Ended May 31		Three Months Ended May 2003 to 2004	Nine Months Ended May 2003 to 2004
	2004	2003	2004	2003
Sales	100%	100%	100%	100%	25%	13%
Cost of sales	67	96	69	81	(12)	(5)

Gross profit	33	4	31	19	1,006	88

Research and development	10	8	9	8	63	34
Sales and marketing	11	12	11	11	17	12
General and administrative	6	6	6	6	14	14
Restructuring and impairment	0	11	0	4	(100)	(100)

Total operating expenses	27	37	26	29	(10)	3

Income (loss) from operations	6	(33)	5	(10)	124	158
Other expense, net	0	(1)	0	(1)	(61)	(61)

Income (loss) before income taxes	6	(34)	5	(11)	122	147
Income tax expense	0	0	0	0	(75)	(50)

Net income (loss)	6%	(34)%	5%	(11)%	121%	147%

The following chart illustrates the product line sales mix for the current quarter and the comparable quarter of the prior year:

Sales

Overall Sales Trends for Current Quarter Compared to the Prior Year and Previous Quarter

Total sales increased 25% in the current quarter compared to the comparable quarter of the prior year and 20% compared to the previous quarter. This is our fifth consecutive quarter of increased sales. The increase from the prior year and previous quarter was primarily due to an increase in the number of units sold in two of our growth markets, Low-power Components for the tire pressure monitoring application and Filters for satellite radio application. We also saw increases in each of our other product lines, also due to an increased number of units sold, resulting from an increase in economic activity and greater market acceptance of some of our newer products. Partially offsetting the increases in the number of units sold was a reduction in the average selling prices for Low-power Components of approximately 10% from the prior year, continuing a long term trend in our very competitive automotive market. Average selling prices also decreased 44% for Filter products, reflecting both a change in mix towards smaller, less costly products as well as price trends for satellite radio filters which are also sold in the automotive market. Our other product lines continue to experience competitive pricing pressures, although at much more moderate levels than we have seen in recent quarters.

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

In the current quarter, we experienced a sudden increase in demand for satellite radio filters due to special promotions offered by the satellite radio service providers. This put pressure on our manufacturing facilities and our offshore contractors to increase capacity to meet this demand. In addition, new products sometimes require different manufacturing processes than we currently possess. While we were able to meet this new demand in the current quarter, we may not be able to increase our manufacturing capacity, the manufacturing capacity of our assembly contractors, or improve our manufacturing processes in a timely manner in future periods so as to take advantage of increased market demand. Failure to do this could result in a material loss of potential sales. However, we believe that having multiple approved offshore assemblers provides some level of backup for such contingencies.

Year-to-Date Sales Trends

Sales for the current year-to-date period increased 13% over the prior comparable year-to-date period. The increase in sales was primarily due to more than doubling the number of units sold of our Filter products, particularly for the satellite radio application. We also saw sales increases in the number of units sold for our Virtual Wire® Short-range Radio products and Frequency Control Modules. In recent years we have introduced many new products for our rapidly growing wireless marketplace. These include Virtual Wire® Short-range Radio products for AMR applications, Frequency Control Modules for optical timing applications and Filters for satellite radio applications. Each of these products experienced an increase in sales as a result of increased market acceptance of these new products. While the number of units sold for our Low-power Component products increased, primarily for a tire pressure monitoring application, lower average selling prices for these products resulted in an overall reduction in sales of 9%.

Guidance

While we had a strong booking of orders in the current quarter, we do not anticipate a recurrence of the surge of activity for satellite radio filters that we saw in the current quarter, although we are beginning to ship products related to a second service provider and for OEM applications, as well as aftermarket applications. In addition, several automotive customers are returning to normal production schedules for the summer. As a result, we expect that sales will increase by 11% to 16% in our next quarter over the prior year’s fourth quarter, but this would represent a 5% to 9% decline from our strong third quarter sales. On an annual basis, we expect to be very close to a 15% year to year increase in sales, which is our near term target for sales growth. This would be despite the fact that ongoing competitive pressures will continue to have a significant impact on the average selling prices for our products. Most of our customers lack visibility for demand for their products beyond several months. As a result, we cannot make an estimate of sales beyond the next quarter.

Product Line Sales Trends

Low-power Component sales in the current quarter increased 10% from the comparable quarter of the prior year and 8% from the previous quarter, due to an increase in the number of units sold, particularly for the tire pressure monitoring application. We see three important trends for these products. First, there is growing acceptance of our products for tire pressure monitoring applications. We see both increased market acceptance for these products and potential safety regulations that mandate increasing use of tire pressure monitoring systems in new cars. We do not know when the final regulations will be issued or what the final requirements will be. We estimate that approximately 6% of cars currently produced in North America have tire pressure monitoring systems and believe that could increase to 11% by the end of the calendar year 2004. Second, our future sales of these products will remain heavily influenced by the production schedules of our automotive customers. This means our sales will tend to rise or fall with automotive production schedules. Regarding the next quarter, production schedules indicate that production volumes will be lower than they were in the current quarter. Finally, there is an ongoing decrease in the average selling prices for these products. The automotive market is very price competitive and this competition will force us to decrease our prices in future periods. While the decrease in average selling prices was minimal in the current quarter, the impact is expected to be greater in our fourth quarter, as several annual contracts are now in effect with lower prices. We believe that average selling prices may continue to decline in future periods due to competitive conditions in this market and therefore sales for Low-power Components are unlikely to increase and may decline.

Virtual Wire® Short-range Radio products sales in the current quarter increased 11% from the comparable quarter of the prior year and 27% in comparison to the previous quarter. Sales in the current quarter increased to distribution customers in all geographic locations for a wide variety of applications. The current quarter also included prototype quantities of an energy management module that we have been working on for some time. We believe Virtual Wire® Short-range Radio products represent a significant opportunity for sales growth due to the technical advantages they represent to potential customers in a wide range of wireless markets, such as automated meter reading, medical and mesh network applications. However, due to uncertainties in customer development programs and the impact that economic conditions have on these programs, we cannot be certain that sales for these products will continue to increase, or even be maintained at the current levels.

Sales of Filter products in the current quarter almost doubled from the comparable quarter of the prior year, while they increased 43% over the previous quarter, primarily due to an increased number of units sold for satellite radio applications. During the quarter, we received a large amount of bookings for shipment within the quarter related to special promotions for these products, which is the primary reason that our sales exceeded our guidance for the current quarter. We do not expect to see similar special promotions in our next quarter that we saw in the third quarter. We will increase sales for products supporting a second service provider, however. We also expect to see increased sales for OEM versions of the product. Published reports, such as SkyWaves Research Report, say that the market for the satellite radio service is growing very rapidly. We believe that acceptance of these new products will grow in future periods. However, Filter products are custom designed for specific customer requirements, so the market acceptance of those products is dependent on the timing of the customer’s end product. As a result, it is difficult to predict whether or not our focus on Filter products will continue to result in increased sales.

Sales of Frequency Control Modules in the current quarter increased 31% from the comparable quarter of the previous year and 8% from the previous quarter, primarily due to an increase in the number of units sold for these products, particularly for newer products supporting internet and optical network infrastructure applications. We believe economic conditions have improved for these markets, which have been very depressed in recent periods. This is a relatively small product line for us, but we believe the higher level of sales we have seen for these products in recent quarters may continue.

Other Sales Trends

The following table provides additional data concerning our sales:

	Percentage of Sales
	Current Quarter	Comparable Quarter	Previous Quarter
Sales to top five customers	39%	32%	37%
Distribution sales	27%	17%	26%
Number of customers with 10% or more sales	None	None	None
International sales	64%	50%	58%

Sales related to two growth applications, tire pressure monitoring and satellite radio, contributed to the increase in sales in the categories of top five customers, distributors and international sales in comparison to the comparable quarter of the prior year and the previous quarter.

One of our strategies is to strengthen diversification in our customers, markets, products and geographic areas. However, due to the very competitive nature of our markets, we may not always be able to achieve such diversification.

We consider all product sales with a delivery destination outside North America to be international sales. These sales are denominated primarily in U.S. currency, although some European customers require that we sell in Euros. We have not entered into any hedging activities to mitigate the exchange risk associated with sales in foreign currency. We intend to continue our focus on international sales, and expect that international sales will continue to represent a significant portion of our business. However, international sales are subject to fluctuations as a result of local economic conditions and competition. Therefore, we cannot predict whether we will be able to continue to derive similar levels of our business from international sales.

Gross Profit

Overall Gross Profit Trends for Current Quarter Compared to the Prior Year and Previous Quarter

The current quarter gross margin of 32.6% increased from 3.7% in the comparable quarter of the prior year and from 31.9% in the previous quarter. The comparable quarter of the prior year included a $2.6 million provision (24.3% of sales) for obsolescence and write-down of inventory that did not recur. The current quarter benefited from a favorable shift in product mix towards higher value products and the large amount of cost reduction we have achieved. Our higher value products have a greater long-term potential for gross margins than the Low-power Component products due to their greater technical content. Those higher margin products accounted for 58% of total sales in the current quarter, compared to only 52% in the comparable quarter of the prior year.

Our higher volume product lines have almost all achieved cost reductions, as measured on a per unit manufacturing cost basis, when compared to the prior year and the previous quarter. We actively work with our contractors and our own manufacturing operations to reduce purchasing costs and to improve yields and productivity. Increasing unit volumes have been a factor contributing to cost reduction, by allowing relatively high fixed manufacturing costs to be spread over a larger number of units. The 0.7% margin increase from the previous quarter was primarily a result of these cost reduction efforts.

The current year-to-date gross margin was 31.5%, which is a significant increase from the gross margin of 18.9% last year. The prior year included a $2.6 million provision (8.3% of sales) for obsolescence and write-down of inventory that did not recur. The remainder of the increase from the comparable year-to-date period of the prior year was due to the same product mix and cost reduction factors discussed in the previous paragraph.

Major Gross Profit Trends

Our gross margin in any particular quarter has been impacted by several factors, some of which were unfavorable and some of which were favorable.

The largest unfavorable factor has been a decrease in average selling prices. As noted above in the section discussing sales, there was a reduction in average selling prices for Low-power Component products due to competitive pressures. In addition, there was an even greater reduction in average selling prices for Filter products. However, most of the Filter price reduction was due to the change in product mix towards lower-priced products in smaller packages that also tend to cost less. On the other hand, the satellite radio filters are also sold to automotive markets where there is typically more pressure on margins. Therefore, those Filter products tend to have lower gross margins that are normal for automotive markets. In addition, some of the newer products are provided under contracts stipulating lower prices as volumes increase. Average selling prices for Virtual Wire® Short-range Radio products were comparable in the current quarter compared to the previous quarter. Over the longer run they have tended to decrease as applications reach higher production volumes and lower price points are reached. We expect the gradual trend of lower average selling prices to continue in the single digit to low two digit range annually due to continued competitive pressures and the fact that newer products are reaching increasing levels of volume.

A second unfavorable factor occurs when new products encounter ramp-up costs associated with new manufacturing processes. Historically, ramp-up costs have adversely affected us by several margin points. We have not encountered this in recent quarters, but we continue to introduce new products into our manufacturing processes, so there is no assurance that similar problems can be avoided in the future.

Offsetting these unfavorable factors were two favorable factors that represent our long term efforts to improve gross margins. First, there was a favorable shift in product mix to products with higher gross margins. Our new product development efforts are focused on higher margin products such as modules that incorporate our SAW technology. We expect this trend to continue. Second, we have been successful in our ongoing cost reduction efforts. Each of our product lines has consistently achieved cost reduction on a per unit manufacturing cost basis and we intend to continue our efforts to reduce manufacturing costs in future periods.

Guidance

The discussion above indicates that there are various factors that may have a material impact on our gross margins. Any one of them could cause a significant change in gross margin in either a favorable or unfavorable way, depending on the circumstances. This makes long term estimates of our gross margin very difficult. However, we believe that these factors will tend to balance out in the next quarter, so our gross margins will remain in the low 30% of sales range. The expected reduction in overall sales may have a slightly negative impact on gross margins. It should be pointed out, however, that there is uncertainty as to whether our cost reduction efforts will be sufficient to offset the impact of lower average selling prices in any specific future period.

Research and Development

Research and development expense in the current quarter increased $525,000, or 63%, from the comparable quarter of the prior year, and $371,000, or 38%, from the previous quarter. The increase over prior periods was primarily due to increased costs related to the development of our third generation Virtual Wire® Short-range Radio products. We are nearing the end of this program and incurred greater than expected costs for outside services related to that program. There will be additional costs for outside services in our next quarter, but at reduced levels. Going forward, we have identified a number of product development opportunities that we believe are quite promising. We feel we are now in position to increase our investments in product development activities and intend to do so. In recent years our research and development expense has averaged approximately 8% of total sales. We are now developing plans that could increase that expense as much as 2% of sales going forward, however we do expect some fluctuation of expense from quarter to quarter, as new products are developed.

Year-to-date research and development expense increased $805,000, or 34%, due to a number of factors. First, we have incurred significant expenses for the development of our third generation Virtual Wire® Short-range Radio products as mentioned above. Second, technology development sales were relatively low for the current quarter and the associated cost of sales was also low. Cost of sales related to technology development contracts decreased $141,000 in the current year compared to the prior year-to-date period. Our engineering capacity formerly used for such contracts was deployed for research and development, which caused a corresponding increase in operating expenses. Finally, the remainder of the increase was for increased personnel and other costs related to an increase in our efforts to develop new products and new processes to manufacture them.

We believe that the continued development of our technology and new products is essential to our success and are committed to devote significant resources to research and development. While we expect research and development expense will decrease in the next quarter compared to the current quarter, we also expect them to increase in absolute dollars over historical levels in future periods.

Sales and Marketing

Current quarter sales and marketing expense increased $212,000, or 17%, from the comparable quarter of the prior year, while they increased approximately $124,000, or 9%, compared to the previous quarter. The increase was primarily due to increased sales commission expense related to increased sales and a shift in the current year towards a greater ratio of foreign sales, for which sales commissions are somewhat higher. Year-to-date sales and marketing expense increased $420,000, or 12%, for the same reasons. We expect to incur comparable or slightly increased sales and marketing expense in absolute dollars over the next several quarters, with the exception of sales commission expense that will fluctuate in line with sales levels.

General and Administrative

General and administrative expense for the current quarter increased approximately $95,000, or 14%, from the prior comparable period, and $12,000, or 2%, from the previous quarter. The increases primarily related to increased costs for executive compensation programs and other administrative expenses, including increased cost of compliance with new financial reporting and corporate governance requirements. Year-to-date general and administrative expense increased approximately $270,000, or 14%, for the same reasons. In our next quarter, we expect to incur approximately $60,000 in additional expenses related to our compliance costs. Going forward we expect to incur comparable or slightly increased general and administrative expense in absolute dollars, with a key variable being the costs of compliance with new financial reporting requirements.

Restructuring and Impairment

In the prior year, a $1.2 million charge was recorded as restructuring and impairment expense related to our consolidation of facilities in Dallas. The charge was primarily for equipment and other assets that were no longer usable in our operations. Since that time, we have realized savings of approximately $200,000 per quarter. Restructuring and impairment expenses have not recurred this year and we do not expect to incur any significant similar expenses at this time.

Total Operating Expenses

In the current quarter, total operating expenses decreased $384,000 from the comparable quarter of the prior year, primarily because of the lack of restructuring an impairment expense this year. Without restructuring and impairment expense, total operating expenses increased $832,000, or 30%, over the comparable quarter of the prior year and $507,000, or 17%, over the previous quarter. This was compared to a 25% and 20% increase in sales for those respective periods. The specific reasons were stated under the individual categories immediately above this section.

For the next quarter, we expect operating expenses to be relatively stable relative to sales (at approximately 26% of sales) compared to the current quarter. This is the net result of a number of factors. Per the above guidance, we guided to slightly lower sales next quarter, which should have the effect of lower sales commissions. In addition, we expect to have lower expenses related to the development of our third generation Virtual Wire® Short-range Radio products, but somewhat higher general and administrative expenses related to compliance with financial reporting.

Income Tax Expense

In the current quarter we recorded a small provision for state income tax and expect to record relatively small state income tax provisions in future periods. We continue to maintain a full valuation allowance on our deferred tax assets due to prior period losses. However, we retain the tax benefits involved and we will realize the benefit in future periods to the extent we are profitable. As of the end of the last fiscal year, we had income tax carry forwards and other potential tax benefits available to reduce future federal taxable income by approximately $16.8 million. The net operating loss carry forwards begin to expire August 31, 2023.

Financial Condition

Financing Arrangements

On February 3, 2003, our banking agreement was amended and restated. As of May 31, 2003, the banking agreement was further amended. The bank agreement and its status at the end of the current quarter are described in Note 4 to our Condensed Financial Statements included in this report.

The banking agreement contains financial covenants, some of which become increasingly restrictive over time. We were in compliance with all covenants as of May 31, 2004. Although we believe that we will be able to continue compliance with the covenants, there is no assurance that this will occur. Should there be a covenant violation and we are unable to negotiate a waiver or amendment, the maturity of our debt could be accelerated. In that case, other sources of cash would be needed to support our operations. The banking agreement will expire in December 2005.

Liquidity

The major sources of liquidity at May 31, 2004 consisted of $734,000 of cash and $7.2 million available under the banking agreement. Net cash provided by operating activities was $3.1 million for the current year-to-date period as compared to $4.2 million for the comparable period of the prior year. The decrease in operating cash flow from the prior year was primarily due to an increase in trade receivables of $2.1 million, most of which occurred in our third quarter. This was a result of a 20% increase in sales that occurred in the current quarter. Collections of our receivables on a day’s sales outstanding measurement has been in the mid 50-day range in the current year, which is consistent with the prior year.

Operating cash flows resulted from an increase in net income of $5.3 million, offset by a reduction in non-cash items included in net income of $4.6 million. Last year’s non-cash items included $3.8 million of special charges that did not recur this year. In addition, depreciation and amortization declined from $3.0 million in the prior year to $2.2 million in the current year. Cash used for working capital accounts increased $1.7 million, mostly due to the increase in receivables mentioned above. An increase in inventory of approximately $0.4 million in the current year (to support increased sales) was more than offset by an increase in trade payables of $1.4 million that was related to an increased level of operations.

We expect to maintain a positive cash flow from operations for fiscal 2004, as we did in the last two fiscal years. We do not expect to see a similar increase in trade receivables in the next quarter. We believe continued positive cash flow, as well as access to our credit facilities, will be sufficient to maintain normal operations for the next twelve months.

Cash used in investing activities was $552,000 for the current year-to-date period, as compared to $2.4 million for the prior year-to-date period. The prior year included the purchase and improvements to our building, which occurred over the prior year’s second and third quarters. We had cash provided from investing activities resulting from the proceeds of sales of fixed assets in both years. We will continue our efforts to sell fixed assets that were idled in recent years. We expect to acquire up to $1.0 million of capital equipment by the end of fiscal 2004, primarily related to the development of new manufacturing processes and software. Due to our offshore manufacturing initiative, we do not expect significant additions to our assembly facilities or equipment in the next year.

Net cash utilized in financing activities was $2.0 million in the current year-to-date period and $1.8 million in the prior year-to-date period. In the current year, $4.0 million was used to pay down bank debt. This compares to approximately $3.0 million net payments on our bank line in the year-to-date period of the prior year that was partially offset by taking on a $1.1 million mortgage to finance our building purchase. In the current year, we have paid off most of this mortgage. We received $1.7 million in proceeds from sales of stock related to exercise of employee stock options and our employee stock plan purchases in the current year.

As of May 31, 2004, we had approximately $7.2 million available in cash under our banking arrangement based upon the borrowing base at that time. In addition, approximately $0.3 million may become available under the revolving credit facility if our borrowing base were to increase sufficiently to support the increased borrowing. We are not able to say when or if an increase in our future borrowing base will happen because of our inability to see sales levels very far into the future due to limited lead times on orders placed with us by our customers.

While we reported positive operating cash flows for the last twelve quarters, a reduction in sales or gross margins could occur due to economic or other factors. We believe that cash generated from operations, our cash balances and the amounts available under our credit facility will be sufficient to meet our cash requirements for the next twelve months. If for any reason these sources of funds are not sufficient to meet our requirements, we may be required to raise additional funds. We cannot guarantee that we would be able to obtain additional financing or, if available, that it would be available to us on acceptable terms. Should that happen, there could be a significant adverse impact on our operations.

Stock Options

(a) Stock Option Program Description

Our stock option program is a broad-based, long-term retention program that is intended to attract and retain talented personnel and align stockholder and employee interests. We currently have four plans (1999 Plan, 1997 Plan, 1986 Plan and Director Plan) under which we grant or have granted stock options to employees, directors and consultants. The options generally vest at a rate of one forty-eighth each month beginning the first day of the month following the date of grant. The exercise price of each option equals the market price of our stock on the date of grant and each option generally expires ten years after the date of grant. The 1986 Plan expired for future grants according to its terms in November 2002. The Director Plan expired for future grants according to its terms in April 2004. In the future we plan to grant most options and restricted stock to employees and directors from our 1997 Plan.

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

(b) Distribution and Dilutive Effect of Options

Employee and Executive Option Grants

The following table summarizes the options granted to (a) our employees and (b) our chief executive officer and other four most highly compensated executive officers at August 31, 2003 whose total annual salary and bonus exceeded $100,000 during the fiscal year ended August 31, 2003. This and other information is reported in our most recent Proxy Statement filed with the SEC. The individuals in category (b) above are referred to in the table below as our Named Executive Officers.

	YTD 3rd Qtr
	FY2004	FY2003	FY2002
Net grants during the period as % of outstanding shares	3.0%	4.7%	3.9%
Grants to Named Executive Officers during the period as % of total Options granted.	26.9%	26.6%	14.6%
Grants to Named Executive Officers during the period as % of outstanding shares.	0.8%	1.3%	0.6%
Cumulative options held by Named Executive Officers as % of total Options outstanding.	27.5%	26.4%	26.0%

(c) General Option Information

Summary of Option Activity

The following is a summary of stock option activity for the fiscal year ended August 31, 2003 and the nine months ended May 31, 2004:

			Options Outstanding
		Shares Available for Options (#)	Number of Shares (#)	Weighted Average Exercise Price ($)
Balance at	August 31, 2002	356,275	1,782,800	$6.45
	Grants	(338,500)	338,500	$3.07
	Exercises	—	(64,492)	$3.86
	Cancellations	24,183	(24,183)	$6.90
	Additional shares reserved	600,000	—	—

Balance at	August 31, 2003	641,958	2,032,625	$5.96
	Grants	(223,000)	223,000	$7.68
	Exercises	—	(292,481)	$5.19
	Cancellations	8,373	(8,373)	$2.50
	Additional shares reserved	200,000	—	—

Balance at	May 31, 2004	627,331	1,954,771	$6.29

In-the-Money and Out-of-the-Money Option Information

The following table compares the number of shares subject to option grants with exercise prices below the closing price of our common stock at May 31, 2004 (referred to as “In-the-Money”) with the number of shares subject to option grants with exercise prices equal to or greater than the closing price of our common stock at May 31, 2004 (referred to as “Out-of-the-Money”). The closing price of our common stock at May 31, 2004 was $9.510 per share.

	Exercisable		Unexercisable		Total
As of End of Quarter	Shares (#)	Wtd. Avg. Exercise Price ($)	Shares (#)	Wtd. Avg. Exercise Price ($)	Shares (#)	Wtd. Avg. Exercise Price ($)
In-the-Money	1,035,019	$5.34	590,647	$4.72	1,625,666	$5.12
Out-of-the-Money	324,211	$12.10	4,894	$10.76	329,105	$12.08

Total Options Outstanding	1,359,231	$6.95	595,540	$4.77	1,954,771	$6.29

(d) Executive Options

Options Granted to Named Executive Officers

The following table sets forth a summary of the stock options granted to our Named Executive Officers during the nine months ended May 31, 2004. Named Executive Officers are those executive officers described in the table above under the heading “Employee and Executive Option Grants”. The following table does not contemplate status of granted options relative to our current stock price.

	Individual Grants
	Number of Securities Underlying Options Per Grant (#)	Percent of Total Options Granted to Employees Year to Date (%)	Exercise or Base Price ($/Share)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term ($)
					5%	10%
David M. Kirk	20,000	8.97%	$7.64	11-19-13	$96,095	$243,524
Darrell L. Ash	10,000	4.48%	$7.64	11-19-13	$48,048	$121,762
David Crawford	10,000	4.48%	$7.64	11-19-13	$48,048	$121,762
Robert J. Kansy	10,000	4.48%	$7.64	11-19-13	$48,048	$121,762
Jon Prokop	10,000	4.48%	$7.64	11-19-13	$48,048	$121,762

The percentage of total options granted to employees is based on an aggregate of 223,000 options granted to our employees, consultants and directors during the year to date period ended May 31, 2004, including the Named Executive Officers. The exercise price per share of each option is equal to the fair market value of the common stock on the date of grant.

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

Options Exercises and Remaining Holdings of Named Executive Officers

The following table sets forth information concerning stock options exercised during the nine months ended May 31, 2004 and the number of shares of our common stock subject to both exercisable and unexercisable stock options as of May 31, 2004 for each of our Named Executive Officers as described in the table above under the heading “Employee Executive Option Grants”. The value of unexercised in-the-money options is based on the fair market value of our common stock as of May 31, 2004 of $9.510 per share, minus the exercise price, multiplied by the number of shares underlying the option.

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at End of Quarter (#)		Values of Unexercised In-the- Money Options at End of Quarter ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
David M. Kirk	45,500	$254,756	142,167	46,333	$339,837	$204,905
Darrell L. Ash	0	0	55,796	29,204	$194,356	$117,059
David Crawford	5,700	$39,168	70,097	24,203	$234,842	$102,768
Robert J. Kansy	7,500	$51,951	65,007	21,993	$111,016	$90,024
Jon Prokop	0	0	60,769	24,031	$198,089	$105,082

(e) Equity Compensation Plan Information

The following table summarizes our equity compensation plans as of the third quarter ended May 31, 2004:

Plan category	(a) Number of securities to be issued upon Exercise of outstanding options	(b) Weighted- average exercise price of outstanding options	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,359,765	$7.02	441,745
Equity compensation plans not approved by security holders*	595,006	$4.61	185,586

Total	1,954,771	$6.29	627,331

*	Our 1999 Equity Incentive Plan provides for non-statutory stock options, bonuses or restricted stock and has not been approved by the stockholders. Neither the chief executive officer nor any of the other four highest compensated officers are eligible to participate. Other officers are only eligible to receive awards that are an inducement essential to such individual entering into an employment agreement with us or any of our affiliates.

Forward-looking Statements

This report and other presentations made by us contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. We believe that these statements are based on reasonable assumptions and our expectations at the time. However, these statements involve risks and uncertainties and are completely qualified by reference to several important factors. These factors include, but are not limited to, the items listed below, as well as those included in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report. Any one or more of these factors could cause our actual results to differ materially from the forward-looking statements that we made:

1.	The impact of competitive products and pricing. We do business in extremely competitive markets that are noted for fierce competition and generally declining average selling prices. Most of our significant competitors are much larger and better financed. These competitors could execute sales strategies that could take a considerable amount of our business very quickly. This could have a material adverse impact on both our sales and gross margins.

2.	The timely development and acceptance, and profitable pricing, of new products. We have a large amount of continuing sales of older products that tend to decline in popularity and average selling price over time. Only by developing more profitable new products can we replace sales for declining products and partially offset the impact of lower average selling prices.

3.	The impact of competing technologies including the obsolescence of existing products. Our business has a considerable amount of technological risk. We are vulnerable to competitors that have much greater resources than we do that are trying to develop products that are technologically superior to ours. If customers believe those products are superior, they may shift their purchases to them.

4.	The ability to obtain production material, labor and capacity to meet product demand. Shortages could occur that make us unable to take advantage of a sudden increase or even stable level of demand.

5.	The potential transition to higher value-added products. Our historical base business is declining. Only by successfully developing and introducing higher value-added products to our customers can we offset this impact.

6.	The timely implementation of improved manufacturing processes. We need to reduce our costs almost continually to offset the impact of a reduction in our average selling prices. We need to do this through cost reduction in both our facilities and those of our contractors.

7.	General economic conditions as they affect our customers and manufacturing contractors. Our customers and contractors do business in markets that are vulnerable to changes in economic conditions. Adverse economic conditions can adversely impact the demand and/or the ability to supply our products.

8.	The availability to obtain required financing on favorable terms. If we have unanticipated difficulties, our banking relationships and other means of financing could be jeopardized.

9.	General industry trends. Markets or customer preferences could move away from our products.

10.	Acts of war or terrorism as they affect us, our customers or our contract manufacturers.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk primarily due to fluctuations in interest rates. As of May 31, 2004, with all other variables held constant, a hypothetical one percentage point increase in interest rates would result in an immaterial increase in interest expense on an annual basis due to the variable rate borrowings currently in place.

A significant portion of our products are partially manufactured in a foreign jurisdiction and are sold in foreign jurisdictions. We manage our exposure to currency exchange fluctuations by denominating most transactions in U.S. dollars. We consider the amount of our foreign currency exchange rate risk to be immaterial as of May 31, 2004, and accordingly have not hedged any such risk.

ITEM 4. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported in a timely manner. There have been no changes in our internal control over financial reporting during the quarter ended May 31, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits. We hereby incorporate by reference all exhibits filed in connection with Form 10-K for the year ended August 31, 2003.

(b)	Exhibits included:

Exhibit	Description
31.1	Certificate Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 for CEO.

31.2	Certificate Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 for CFO.

32.1	Certificate Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 for CEO.

32.2	Certificate Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 for CFO.

(c)	We filed a report on Form 8-K on March 18, 2004, reporting under Item 12 our press release, dated March 18, 2004, regarding our second quarter fiscal year 2004 results of operations and financial condition.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RF MONOLITHICS, INC.

Dated: July 14, 2004	By:	/s/ David Kirk
David Kirk
CEO, President and Director

Dated: July 14, 2004	By:	/s/ Harley E Barnes III
Harley E Barnes III
CFO

INDEX TO EXHIBITS

Exhibit	Description
31.1	Certificate Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 for CEO.(1)

31.2	Certificate Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 for CFO.(1)

32.1	Certificate Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 for CEO.(1)

32.2	Certificate Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 for CFO.(1)

(1)	Filed as an exhibit to this Form 10-Q.