Form 10-K
period 2004-08-31
RF MONOLITHICS INC /DE/
filed 2004-11-18
CIK 922204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

- OR -

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended August 31, 2004

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

The aggregate market value of RF Monolithics, Inc. Common Stock held by nonaffiliates as of October 31, 2004, based on the last reported sale price on the NASDAQ Stock Market composite tape on February 27, 2004 (the last trading date of the registrant’s most recently completed second fiscal quarter), was $59,823,130. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock of the Company have been excluded because such persons may be deemed to be affiliates.

Common Stock outstanding at October 31, 2004: 7,808,417 shares, par value $0.001.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, which will be filed with the Commission on or about December 9, 2004, is incorporated by reference into Part III of this report.

RF MONOLITHICS, INC.

FORM 10-K

YEAR ENDED AUGUST 31, 2004

PART I.

ITEM 1. BUSINESS

RF Monolithics, Inc., or the Company, was organized in 1979 as a Texas corporation and converted to a Delaware corporation in 1994. We design, develop, manufacture and market a broad range of radio frequency, or RF, component and module products in two groups: (a) Low-power Products Group, which includes low-power components and Virtual Wire™ Short-range Radio products, and (b) Communications Products Group, which includes frequency control modules and filters. Most of our products are based on surface acoustic wave, or SAW, technology and are manufactured as discrete devices to perform specific functions and as integrated modules to meet system performance requirements.

We focus our product development in the frequency range of 50 megahertz, or MHz, to 2.4 gigahertz, or GHz. We market our line of more than 350 active resonators, filters, clocks, oscillators, transmitters and receivers to distributors, electronic manufacturing service companies and original equipment manufacturers world-wide. Our customers include Acal plc, Celestica Inc, Delphi Delco Electronics, Flextronics International, Insight Electronics, Holy Stone Enterprises, Motorola Inc, Schrader Electronics Ltd, Solectron Corporation and Walasey Ltd.

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

Automotive

The automotive industry utilizes SAW-based components in transmitter and receiver designs for remote keyless entry, tire pressure monitoring and satellite radio applications. The automotive industry continues to develop new and improved safety features. The Tread Act, which phases in tire pressure monitoring through 2007 in the United States, presents an opportunity in the RF-type direct method of tire pressure monitoring. In September 2004, the U.S. Department of Transportation’s National Highway Traffic Safety Administration proposed a new safety standard under the Tread Act that would require that all new vehicles be equipped with tire pressure monitoring systems. The regulation is not yet effective and could be modified. Therefore, the ultimate effect is still unknown. We believe that SAW devices are stable and resistant to shock, vibration and moisture, all characteristics required for this application.

Satellite Radio is an emerging market opportunity. Published reports say that in ten years there could be as many as 48 million subscribers to satellite radio services. From a technology standpoint, the digital modulation used in satellite radio systems is more efficient than traditional analog AM or FM. Current proposed digital standards, within the same bandwidth, are achieving near CD quality audio. Automotive electronic applications continue to grow with the ongoing drive toward smaller size, reduced cost and improved system performance. Our low-power components, Virtual Wire™ Short-range Radio products and filters meet many of the requirements of this automotive market. This market is characterized by fierce competition due to commodity pricing by competitors.

Consumer

The consumer market is a relatively small market for our products. However, we believe that there is significant growth potential in the areas of global positioning systems, including hand held units; sports applications; home security; internet appliances; garage doors; cable TV and a wide variety of other wireless applications. Both low-power components and Virtual Wire™ Short-range Radio products may be designed into consumer applications.

Distribution

Several of our products, particularly in the low-power product group, have widespread potential uses and standardized characteristics that make them ideal for sales through distribution. Three of the top applications serviced by distribution are (a) wireless computer connectivity, (b) wireless medical and (c) keyless entry applications. Our distributors have the technical expertise and experienced personnel required to help potential customers design their products using our products. Distributors also provide service to customers with special delivery and lead-time requirements. Standard distribution contracts govern sales to distributors and substantially limit the amounts that distributors may return to us for stock rotation. Our largest distributors are Insight Electronics Inc. and Richardson Electronics, Ltd. in North and South America, and Acal Electronics and Equipements Scientifiques S.A. in Europe.

Industrial

The industrial market includes applications such as automated meter reading, medical systems, security systems, RF ID tags, bar code reading devices, and custom data link equipment. We believe that the automated utility meter reading, medical systems and industrial security market segments have the potential for significant growth. As the deregulation of utility companies gains momentum and proposed legislation concerning real time cost and consumption monitoring gets closer to becoming law, the utility providers’ need to access data remotely becomes critical. A published report says that utilities in the USA are adopting automated meter reading at an approximately 15% to 20% annual rate and the penetration level is expected to grow from 20% now to 40% by 2008. The need to transfer more and more data with low power consumption is ideally suited for our Virtual Wire™ Short-range Radio products. We were selected as the transceiver of choice for the communication protocol network of several companies for use in their Mesh network applications. Our low-power components, Virtual Wire™ Short-range Radio products and filters are used in industrial security applications.

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

Low-power Products Group

Low-power Components:

Resonators. Our resonators are used in low-power wireless transmitter and receiver applications, including automotive remote-keyless-entry systems, tire pressure monitoring systems, and wireless security systems and related products. We offer SAW resonators in volume, and they are supplied in both three-lead metal packages, or TO-39, and various surface mount packages. We accelerated the development of smaller package styles for these products in recent years. The market for low-power resonators is intensely competitive and has experienced price erosion, rapid technological change and product obsolescence.

Coupled-Resonator Filters. Coupled-resonator filters are well suited for certain frequency stabilization applications, such as the receiver portion of remote-keyless-entry systems, and input and output filter for module products manufactured by us. We provide coupled-resonator filters in both three-lead metal packages and surface mount packages.

Virtual Wire™ Short-range Radio Products:

Our second-generation hybrid transmitter, receiver and transceiver modules are the primary products included in Virtual Wire™ Short-range Radio products. Our transceiver module, based on its patented Amplifier Sequenced Hybrid, or ASH, technology, offers two-way data communication in a single small module, with performance identical to the separate transmitter and receiver modules, at a lower total cost.

These products feature small size, very low-power consumption, excellent RF performance, and provide the system designer flexibility and fast time-to-market for emerging applications. The breadth of frequency ranges covers both North American and international frequency bands for low-power data transmission. The receiver’s ASH architecture provides exceptional performance with extremely low harmonic radiation and exceptional resistance to electromagnetic interference, which helps facilitate international standards certification for our customer’s products.

The Virtual Wire™ Short-range Radio product offerings also include complete transceiver design and development kits that provide the system designers having minimal RF experience the ability to easily incorporate wireless data transfer into their designs. We also provide software protocols for key applications. The markets for Virtual Wire™ Short-range Radio products include remote bar code data entry, automated meter reading, point of sale terminals, medical monitoring systems, home automation, consumer sports, data link equipment and wireless thermostats.

We believe that markets for wireless products will continue to expand. We also believe that ASH technology has all the characteristics required to become an industry standard for short-range wireless applications. We have begun development of our third generation Virtual Wire™ products. This next generation will capitalize on the low power consumption of the base Virtual Wire™ technology and expand the product’s capabilities with new features. We believe the new features will fill additional needs in current wireless applications and support a variety of emerging applications.

In the past year we have formed a Module Group to utilize Virtual Wire™ products and other technologies to develop and market higher level products, particularly for applications which utilize Mesh Network protocols. We believe that our radio technology provides the lowest energy consumption solution available for a large variety of wireless applications.

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

Manufacturing

We have manufacturing operations in Dallas, Texas and have contractual relationships with (a) one manufacturer in the Philippines (Automated Technology (Phil.) Inc.); (b) one manufacturer in Taiwan (Tai-Saw Technology Co., Ltd.); and (c) one manufacturer in Japan (Morioka Seiko Instruments Inc., a subsidiary of Seiko Instruments, Inc.). These multiple sites provide original source and back-up capability for our products and operations.

The manufacturing of our products is a highly complex and precise process that is sensitive to a wide variety of factors. The level of contaminants in the manufacturing environment, variations in the materials used and the performance of manufacturing personnel and production equipment are all important factors. Each of the devices we manufacture is subject to contamination until it is enclosed or sealed within its final package. Therefore, all operations, prior to enclosure, are performed in controlled clean-room environments.

In the past, we have occasionally experienced temporary product shipment delays and lower-than-expected production yields. Similar events could occur in the future. Certain other acts-of-God or events of a political nature could also temporarily delay product shipment. However, we have taken steps to mitigate the potential impact of any of these events by establishing backup manufacturing capability at various sites and establishing procedures to put us back in production quickly.

We occasionally have experienced sudden increases in demand, which have put pressure on our manufacturing facilities to rapidly increase capacity. Capacity currently exists to meet any reasonably anticipated potential demand within a short time. We will continue to be aggressive in securing increased manufacturing capacity through offshore manufacturing alliances. However, we do not maintain large amounts of raw material and wafer inventories and may occasionally experience temporary shipment delays due to the unavailability of these parts in the face of rapidly increasing customer demands.

Our transition to offshore assembly has created additional complexities in logistics. However, we are working to reduce these complexities, and have developed the capability to ship directly to our customers from offshore locations to reduce our lead times. In recent years our customers have provided us less visibility in terms of orders and require very short lead times to meet their requirements. We believe that we offer competitive lead times to our customers.

We divide our manufacturing operations into three key areas: (a) wafer fabrication, (b) domestic pilot line assembly, and (c) offshore assembly.

Wafer Fabrication

Fabrication of deposited and patterned wafers takes place in a clean-room environment. Thin aluminum films are precisely deposited onto four-inch diameter piezoelectric wafers. These films are subsequently etched to create multiple, patterned structures with very small (micron and submicron) features on the surface of the wafers. Each patterned structure is called a die, and there may be from 40 to 3,500 die on a single wafer. These die are subsequently assembled and sealed into a hermetic enclosure to become a product that is sold to customers. The majority of wafer fabrication currently takes place at our Dallas, Texas location. We have secured a backup source of supply at one of our offshore locations that also provides added capability for new products.

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

Offshore Assembly

As noted above, we have manufacturing arrangements with Automated Technology (Phil) Inc., Morioka Seiko Instruments Inc. and Tai-Saw Technology Co., Ltd. Each of these organizations has hermetic packaging capability, which is essential to the manufacture of SAW devices. Each one also possesses an understanding of the unique aspects of SAW component assembly and testing. Assembly and testing of all our products (except clocks and oscillators) occurs at more than one of these locations.

Source of Components/Labor

While we use standard components whenever possible, some components used in the SAW devices and modules are made to our specifications by specialized manufacturers. For example, we purchase several RF integrated circuits from Maxim Integrated Products and ceramic arrays from Kyocera America, Inc. We have experienced delays and quality control problems with certain of our single-source suppliers in the past. Although we are attempting to obtain second-source suppliers, we think we will continue to be somewhat dependent upon single-source suppliers for the foreseeable future. As part of our agreement with offshore manufacturers, the responsibility for securing certain raw materials has been transferred to them.

Quality

Our customers demand an ever-increasing level of quality in our products. We, as well as our partners in the Philippines and Taiwan, have achieved QS 9000 and ISO 9001 certification. We are working toward certification to the new TS 16949 Quality Standard as are our Philippine and Taiwan based manufacturing partners. In addition to continually improving the efficiency and effectiveness of all of our functions, including manufacturing, we strive to assure that the features and benefits of our products meet or exceed customer expectations for performance and reliability. We have achieved significant operating improvements from these activities. Improvement of quality levels remains a high priority for us.

Sales and Marketing

International sales in foreign markets, as well as North American sales are as follows:

	2004 Sales	2003 Sales	2002 Sales
International sales:
Europe	$13,203	$10,778	$14,007
Asia	14,268	9,683	6,386
Other	2,204	2,020	2,134

Total International Sales	29,675	22,481	22,527
U.S. and Other North America	18,831	20,454	20,727

Total Sales	$48,506	$42,935	$43,254

We distribute our products in the United States through manufacturers’ representatives managed by our area sales management team (internal sales force). During the current year we authorized two major North American distributors (Insight Electronics and Richardson Electronics) to stock and sell all of our products. International sales are handled on a nonexclusive basis through manufacturers’ representatives, manufacturers’ representatives acting as distributors and direct sales management. The increase in sales to customers in Asia results both from an increase in business to Asian based customers as well and an increase in sales to contract assemblers in that region that manufacture for end customers all over the world.

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

A number of factors may slow down or prevent customers from using our products. We help customers design in our existing products through applications assistance. We sometimes work with our customers under custom product development programs. Both types of assistance can last from 6 months to 18 months. We cannot predict when or whether a particular customer’s product will be designed and reach volume production status. We cannot predict whether a particular customer will be commercially successful in selling its product. In addition, customers may require their products to be certified with various regulatory agencies. We offer our customers various types of assistance in obtaining certification. However, those customers may not obtain required certifications in a timely manner or at all. Any one of these factors could result in significant losses of potential sales.

Competition

The markets for our products are intensely competitive and are characterized by price erosion, rapid technological change and product obsolescence. In most of the markets for our products, we compete with very large, vertically integrated, international companies, including AVX, EPCOS Electronic Parts and Components, Murata Manufacturing Co., and Triquint Semiconductor Inc. These competitors have substantially greater financial, technical, sales, marketing, distribution and other resources, as well as broader product lines, than we do. Our competitors who have greater financial resources or broader product lines may also be able to engage in sustained price reductions in our markets to gain market share.

We expect increased competition from existing competitors as well as competition from a number of companies that currently use SAW expertise largely for internal requirements. We are currently experiencing increased competition from companies that offer alternative solutions such as phase locked loop technology, which combines a semiconductor with a traditional crystal. We also think competitors may duplicate our products, which would cause additional pressure on selling prices and which could adversely affect our market share.

We believe that our ability to compete in our target markets depends on factors both within and outside of our control. These factors include (a) the timing and success of new product introductions by us and our competitors, (b) our ability to support decreases in selling prices through reduction in cost of sales, (c) the pace at which our customers incorporate our products into their end-user products, and (d) other factors listed under the heading “Forward-Looking Statements”.

Research and Development

Our research and development efforts are primarily aimed at creating new, proprietary and innovative SAW device structures and SAW-based hybrid modules that uniquely address market needs. An example is the work currently being conducted to develop a third generation of Virtual Wire™ Short-range Radio products. Our development efforts also include process improvements in wafer fabrication involving better line width and metal thickness control as well as improvements in device packaging.

We employ a number of highly qualified individuals in engineering and product and process development, including technicians, design engineers and scientists. These individuals are responsible for new products and new processes from inception to the commencement of volume manufacturing. We believe that the efforts of these individuals help to ensure that our products provide an optimum system solution for the customer and are manufacturable at a competitive cost.

From time to time we have entered into agreements with customers to develop specific SAW devices for inclusion in the customer’s end product. In addition, we have participated in government sponsored research and development programs. We treat sales derived from engineering design services as technology development sales and their associated costs are included in cost of sales. Total technology development sales during fiscal years 2004, 2003 and 2002 were $334,000, $801,000 and $723,000 respectively. The decrease in sales in the current year was due to a greater focus on developing standard products. Costs related to these sales were included in our cost of sales during these years. We consider the development of new products essential to maintaining and increasing sales.

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

The electronics industry is characterized by uncertainty and conflicting intellectual property claims that represents a risk to us. We may be notified that one of our products is infringing on patents and/or intellectual property rights of third parties. In the event of such alleged infringement, a license to the technology in question may not be available on commercially reasonable terms, if at all. Litigation could ensue and the outcome of such litigation might be adverse to us. The cost of defending ourselves from such litigation could have a material adverse effect on our business, regardless of its outcome.

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

Personnel

As of August 31, 2004, we had a total of 197 employees and full-time consultants. Most of our personnel are at our headquarters in Dallas, Texas. We have one person at each of our U.S. sales offices, which are located in Georgia, Minnesota and California, and two sales support individuals in Europe. Our future success depends to a significant degree upon the continued service of our key technical and senior management personnel and our continuing ability to attract and retain highly qualified technical and managerial personnel. Competition for such individuals can be intense. We may not be able to retain or continue to attract key managerial and technical personnel. Failure to retain or continue to attract key managerial and technical personnel could have a material adverse effect on our business, operating results and financial condition. None of our employees are represented by a labor union. We have not experienced any work stoppages and we consider our relations with our employees to be good. The availability of offshore production tends to mitigate the impact of skilled labor shortages in Dallas, Texas.

Potential Fluctuations in Results of Operations; Order Trends and Backlog

Our quarterly and annual results have been and will continue to be affected by a wide variety of factors that could have a material adverse effect on our sales and results of operations. These factors include but are not limited to: (a) the level of orders that are received and can be shipped in a quarter; (b) the rescheduling or cancellation of orders by our customers; (c) competitive pressures on selling prices; (d) changes in product or customer mix; (e) loss of a strategic relationship; (f) the ability to introduce new products on a timely and cost-effective basis; (g) new product introductions by our competitors; (h) market acceptance of both our and our customers’ products; and (i) other factors listed under the heading “Forward-Looking Statements”.

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

Our backlog at August 31, 2004 was approximately $11.7 million as compared to $13.7 million as of August 31, 2003. Our backlog includes all purchase orders scheduled for delivery within the subsequent 12 months. We think this level of backlog is a reflection of a general economic uncertainty and reflects the reluctance of our customers to commit to purchase products when they have limited visibility of their own requirements. Customers require us to respond on increasingly short lead times when their demand materializes. Our backlog, although useful for scheduling production, does not represent actual sales and should not be used as a measure of future sales. All orders in backlog are subject to cancellation or change in delivery schedule prior to 30 days before shipment without penalty at the option of the customer.

ITEM 2. PROPERTIES

Our principal administrative, sales, marketing, research and development and manufacturing facilities are located in Dallas, Texas, in two adjacent buildings totaling 58,000 square feet. One building, containing 27,000 square feet, is leased through October 2008. In February 2003 we purchased the second building, containing 31,000 square feet, which we had previously leased. The purchase, including the surrounding parking lots, consisted of 2.1 acres. We believe that our existing facilities are adequate for our current requirements and that the current properties are suitable and productive for their currently intended purposes. Due to our flexible offshore manufacturing capabilities, we do not expect to require significant additions to our assembly facilities or equipment at any point in the foreseeable future.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock (symbol RFMI) is quoted on the NASDAQ Stock Market. The following table sets forth the high and low sales prices of our common stock during each quarter of fiscal 2004 and 2003 as furnished by NASDAQ. These prices reflect prices between dealers, without retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

	Price Range
	2004		2003
Quarter Ended	High	Low	High	Low
November 30	$8.840	$5.351	$3.980	$2.399
February 28	13.920	8.950	3.090	2.420
May 31	13.030	9.000	3.240	2.370
August 31	10.760	5.609	8.820	3.200

We have not paid dividends on our common stock during the past two most recent fiscal years and presently intend to continue this policy in order to retain earnings for use in our business. The number of record holders of our common stock as of October 31, 2004 was approximately 200 (which number does not include the number of stockholders whose shares are held of record by a brokerage house or clearing agency, but rather includes such brokerage house or clearing agency as one record holder). The last sales price for our common stock, as reported by NASDAQ on October 31, 2004, was $6.96.

We have not repurchased any of our outstanding equity securities during the two year period ending August 31, 2004.

Equity Compensation Plan Information

The following table summarizes our equity compensation plans as of the fiscal year ended August 31, 2004:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options	(b) Weighted- average exercise price of outstanding options	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,413,997	$6.99	351,745
Equity compensation plans not approved by security holders*	655,006	$4.81	115,107

Total	2,069,003	$6.30	466,852

*	Our 1999 Equity Incentive Plan provides for non-statutory stock options, bonuses, or restricted stock and has not been approved by the stockholders. Neither our chief executive officer nor any of our other four most highly compensated executive officers are eligible to participate. Other officers are only eligible to receive awards that are an inducement essential to such individual entering into an employment agreement with us or any of our affiliates.

ITEM 6. SELECTED FINANCIAL DATA

	Year Ended August 31,
	2004	2003	2002	2001	2000
	(In thousands, except gross profit margin & earnings per share amounts)
Statement of Operations Data:
Sales	$48,506	$42,935	$43,254	$51,771	$47,256
Cost of sales	33,168	33,782	32,636	45,597	43,250

Gross profit	$15,338	$9,153	$10,618	$6,174	$4,006
Gross profit margin %	31.6%	21.3%	24.5%	11.9%	8.5%
Research and development	$4,470	$3,266	$3,133	$3,852	$4,700
Sales and marketing	5,384	4,877	4,777	5,748	6,047
General and administrative	3,040	2,648	2,835	3,184	3,847
Restructuring and impairment (a)	—	1,216	229	1,399	—

Total operating expenses	12,894	12,007	10,974	14,183	14,594

Income (loss) from operations	2,444	(2,854)	(356)	(8,009)	(10,588)
Other income (expense), net	(193)	(462)	(1,067)	(1,559)	(634)

Income (loss) before income taxes	2,251	(3,316)	(1,423)	(9,568)	(11,222)
Income tax (benefit) expense	14	25	(981)	3,673	(3,614)

Net income (loss)	$2,237	$(3,341)	$(442)	$(13,241)	$(7,608)

Earnings (Loss) per share:
Basic	$0.29	$(0.47)	$(0.06)	$(1.97)	$(1.26)

Diluted	$0.27	$(0.47)	$(0.06)	$(1.97)	$(1.26)

Weighted average common shares outstanding:
Basic	7,597	7,170	7,095	6,712	6,046

Diluted	8,255	7,170	7,095	6,712	6,046

Balance Sheet Data (at August 31,): (b)

Cash, cash equivalents and short-term investments	$2,715	$216	$273	$332	$4,085
Working capital	14,805	8,894	11,277	12,673	13,025
Total assets	26,773	24,823	30,510	38,352	45,767
Long-term debt	—	892	2,844	9,927	68
Stockholders’ equity	21,846	17,290	20,009	20,056	30,386

(a)	In fiscal 2003, we recorded an impairment expense of approximately $1.2 million associated with our Board approved plan to consolidate our Dallas, Texas operations and facilities. This impairment expense was for the write-down or write-off of equipment and other assets that were no longer usable in our operations. We also incurred $33,000 restructuring costs related to the severance of 12 employees. This employment reduction resulted from the consolidation of operations at our Dallas, Texas operations.

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

(b)	Balance sheet components have improved considerably in the current year because of profitable results and favorable operating cash flow. In prior years, the major components have trended down primarily because of actions we have taken as part of our overall restructuring program in response to lower sales levels and losses that we incurred. The major items include the following:

(1)	Increased cash in fiscal year 2004 and elimination of bank debt from positive operating cash flow and proceeds of common stock issued under employee stock programs.

(2)	The use of cash, short term investments and an increase in long-term debt in fiscal year 2001 to obtain a new banking agreement and purchase $8.3 million in assets that formerly had been leased.

(3)	Inventory write-downs in fiscal years 2000, 2001 and 2003 totaling $5 million primarily to revise product lines.

(4)	Shifting the responsibility for some raw materials inventory to offshore contractors.

(5)	Fixed asset impairments in fiscal years 2001, 2002 and 2003, totaling $2.4 million to reflect equipment no longer required mostly due to transition of production offshore.

(6)	A reduction in capital spending due to reliance on offshore contractors, resulting in depreciation in excess of capital spending.

(7)	Fully reserving income tax benefits per FAS 109 in fiscal year 2001 in the amount of $3.7 million.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business

We design, develop, manufacture and market a broad range of radio frequency components and modules. Our products are organized into two groups: (a) the Low-power Products Group and (b) the Communications Products Group. The Low-power Products Group includes low-power components, as well as Virtual Wire™ Short-range Radio products. The Communications Products Group includes frequency control modules and filter products. Our products generally utilize the SAW technology explained in Item 1 “Business” of this document.

Our strategy is to leverage our radio frequency design skills and our packaging technology to provide SAW-based solutions to the current and emerging requirements of the electronics industry. Our products include approximately 350 active individual products, also described in Item 1 “Business”. Our average selling prices generally range from $.35 to $10 for low-power products and from $1 to $100 for communications products.

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

In recent years we have written off significant amounts of inventory. In fiscal 2003 we wrote down $2.6 million of inventory to reflect changes that occurred in our marketing strategy to accelerate the migration of our products to smaller packages. This was done in response to an abrupt shift in market requirements toward smaller packages.

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

Impairment of long-lived assets

In accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” we regularly review our long-lived assets for changes in circumstances indicating that their carrying values may not be recoverable. We recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows. We measure an impairment loss as the difference between the carrying amount and fair value of the asset. As an example, we have moved assembly production offshore and consolidated our Dallas operations. This change in circumstances caused us to test for an impairment loss and ultimately record a $1.2 million charge in fiscal 2003 related to fixed assets.

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

Results of Operations

In this section we will discuss our financial statements. In doing this, we will make comparisons between the following periods, which we believe are relevant to understanding trends in our business:

•	The fiscal year ended August 31, 2004, referred to as current year or fiscal 2004, compared to the fiscal year ended August 31, 2003, referred to as prior year or fiscal 2003, and the fiscal year ended August 31, 2002, referred to as fiscal 2002.

•	The three months ended August 31, 2004, referred to as current quarter or fourth quarter, compared to the three months ended August 31, 2003, referred to as comparable quarter of the prior year or prior year quarter, and the three months ended May 31, 2004, referred to as the previous quarter or third quarter.

•	We also provide some guidance on our next quarter, the three months ending November 30, 2004, referred to as the next quarter or first quarter of fiscal 2005.

The following table displays, for the years ended August 31, (a) the percentage relationship of certain items from our statements of operations to total sales and (b) the percentage change in these items from year to year:

	Percentage of Sales			Year-to-Year % Change
	2004	2003	2002	2003 to 2004	2002 to 2003
Sales	100%	100%	100%	13%	(1)%
Cost of sales	68	79	76	2	4

Gross profit	32	21	24	68	(3)
Research and development	9	8	7	37	4
Sales and marketing	11	11	11	10	2
General and administrative	7	6	7	15	(7)
Restructuring and impairment	—	3	—	(100)	431

Total operating expenses	27	28	25	7	9

Income (loss) from operations	5	(7)	(1)	186	(701)
Other income (expense), net	—	(1)	(2)	(66)	(57)

Income (loss) before income tax	5	(8)	(3)	169	(133)
Income tax expense (benefit)	—	—	(2)	44	103

Net income (loss)	5%	(8)%	(1)%	168%	(655)%

Sales

The following table displays sales for our product lines and the percentage relationship of those product lines to total sales for the periods indicated:

	Year Ended August 31,
	2004		2003		2002
		%		%		%
	Amount	of Total	Amount	of Total	Amount	of Total
	(Dollars in thousands)
Product sales:
Low-power Product Group:
Low-power components	$20,190	42%	$23,088	54%	$26,182	61%
Virtual Wire™ radio products	12,408	25	10,314	24	8,444	19

Subtotal	32,598	67	33,402	78	34,626	80
Communications Products Group:
Frequency control modules	3,374	7	2,153	5	2,042	5
Filters	12,200	25	6,579	15	5,863	13

Subtotal	15,574	32	8,732	20	7,905	18

Total product sales	48,172	99	42,134	98	42,531	98
Technology development sales	334	1	801	2	723	2

Total sales	$48,506	100%	$42,935	100%	$43,254	100%

Overall Sales Trends in Fiscal Year 2004 Compared to Fiscal Year 2003

Our total sales increased 13% in fiscal 2004 compared to fiscal 2003. For three of our four product lines, this resulted from increases in sales due to increases in the number of units sold, which were due to greater market acceptance of newer products. Our fourth product line, low-power components, also experienced an increase in the number of units sold, but that was more than offset by the continuing decline in average selling prices for these products. The primary market for low-power components is the automotive market for keyless entry and tire pressure monitoring applications. The automotive market is very price competitive and we have had to reduce average selling prices significantly in the current year to maintain our market position. This is the primary reason why sales for low-power components declined almost 13% in the current year.

We expect the trend for lower average selling prices for low-power components to continue, and it may result in lower sales for these products in the future. We have anticipated this potential trend for some time. As a result, for several years we have focused our product and market development efforts on products with technical content to allow them to be sold at higher average selling prices. We had considerable success in increasing sales for these higher-priced products in the current year. Sales increased more than 47% for these products, as we sold 143% more units, particularly filters for the satellite radio application which is discussed below.

We compete in very price competitive markets in which customers require decreased prices over time to maintain their business. In addition, we understand that as new products ramp up in volume our customers expect ‘economy of scale’ to result in lower pricing. As a result, two of our product lines experienced a decline in average selling prices in the current year of 14% or more. A decline in average selling prices adversely impacts gross margin, as well as sales. Therefore, offsetting this impact is an important part of our strategic plan. We have achieved significant market position in most of the markets on which we focus. However, we believe that price competition from much larger and better financed competitors represents a significant risk in maintaining our sales levels and gross margins, particularly in the automotive market.

One of the biggest factors in determining what happens to total sales in the future will be whether or not the anticipated growth in higher-priced product line sales will be greater than or less than the anticipated decline in sales for our low-power components business. We expect sales for our first quarter of fiscal 2005 to be 10% to 12% greater than the prior year. For further information, please see the discussion of fourth quarter results and further sales guidance on the first quarter of fiscal 2005 below under the heading “Fourth Quarter of Fiscal 2004”.

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

Overall Sales Trends in Fiscal Year 2003 Compared to Fiscal Year 2002

Our total sales were approximately the same in fiscal 2003 as they were in fiscal 2002. However, our individual product lines showed very different trends year over year. Our base business has been the low-power components product line. These products had accounted for well over half of our sales for many years. The primary market for these products is the automotive market which is very price competitive. We have had to reduce average selling prices significantly to maintain our market position, which is the primary reason why sales for this base business declined almost 12% in fiscal 2003.

For several years we have focused our product and market development efforts on products with technical content to allow them to be sold at higher average selling prices to offset the trend of lower sales for low-power components. Sales increased more than 16% for these higher-priced products in fiscal 2003, as we sold almost 60% more units, including several new products. In fiscal 2003 the decrease in our base business sales was just about equal to the increase in sales of higher-priced products, resulting in overall sales slightly less than fiscal 2002.

Product Line Sales Trends:

Low-power Components

Sales for low-power components products decreased 13% in the current year and 12% in fiscal 2003. The decrease in sales for the current year was primarily due to a 14% decrease in average selling prices, partially offset by a 1% increase in the number of units sold. The decrease in sales for the prior year was primarily due to a 7% decrease in average selling prices, together with a 4% decrease in the number of units sold. The primary market for these products is the automotive market, which is characterized by very competitive conditions and declining average selling prices.

In each of fiscal 2004 and 2003 there was a decrease in the number of units sold for our older style TO-39 packaged products, which continued the trend of applications for those products either converting to surface mount versions or being lost to lower-priced competitors. Sales of TO-39 packaged products now amount to less than 15% of total low-power component sales. The number of units sold of surface mount products increased in the current year and was almost unchanged in the prior year. In both fiscal years, sales for keyless entry applications decreased due to loss of some sales to alternative technologies, but that was partially offset by increased sales for tire pressure monitoring applications. During the year, sales of low-power components products fluctuated in accordance with changing production schedules for automotive customers. We expect this fluctuation to continue.

Competitive pressures and consumer preferences in the low-power components and filter markets caused us to change our marketing strategy in the third quarter of the prior year. We significantly accelerated the migration of these older version products to new smaller packages. In addition, we modified our product line strategy by reallocating resources to support products in newer, smaller packages and discontinued selected products. Discontinued products resulted in a less than 1% reduction in annual sales. We believe we have the package sizes available to meet or exceed competitive offerings and meet customer expectations. During fiscal 2004 we introduced more than 70 new products. Some of these were low-power component products in smaller packages which we expect will have increasing market acceptance in fiscal 2005.

We expect that the trend of lower average selling prices for low-power component products to continue at close to the same rate as many customers convert to our products in smaller packages. In addition, the trend toward lower TO-39 product sales is expected to continue. We believe the number of units sold for tire pressure monitoring applications will continue to increase, partially offsetting these events. We also believe that the Tread Act, which mandates a growing number of new vehicles in the United States to have some form of tire pressure monitoring, will continue to increase market demand. Proposed regulations to implement this legislation may go into effect in calendar year 2005, which may have a favorable impact on demand for the type of products we make that support the direct conversion method of tire pressure monitoring. We believe there is still considerable uncertainty as to the actual impact of the potential regulations on us.

As a result of these various factors, we think low-power components sales may decrease somewhat in the next fiscal year, despite the fact that the number of units sold may increase.

Virtual Wire™ Short-range Radio products

Sales for Virtual Wire™ Short-range Radio products increased 20% in the current year and 22% in the prior year. One of the primary applications for these products is Automated Meter Reading or AMR. Sales for the AMR application increased 20% in the current year. The increase in both fiscal 2004 and 2003 was primarily due to an increase in the number of units sold of 26% in the current year and 32% in fiscal 2003. Partially offsetting this effect was the fact that average selling prices for these products declined as unit volumes increased and customers reached negotiated volume price reduction levels. This effect was much smaller for these products than products in other, more competitive markets.

For several years we have devoted considerable resources developing and marketing Virtual Wire™ Short-range Radio products. We believe these products offer potential for significant growth in sales in numerous wireless applications, particularly for applications that require small size and low power consumption. We intend to continue working with our customers to develop new applications using Virtual Wire™ Short-range Radio products and we expect future sales increases for these products. In addition, we have formed a Module Group to take advantage of new products designed to use this core radio technology to develop and market higher level products that fit the low power consumption requirements of Mesh network products. However, it is difficult for us to predict when, or if, these products will have a significant impact on our sales.

Filters

Filter sales increased 85% in fiscal 2004, compared to 12% in fiscal 2003. In both fiscal years we sold an increased number of units, particularly for satellite radio applications. The unit increase was 250% in the current year and 90% in fiscal 2003. We provide filters for radios that provide services from both Sirius Satellite Radio Inc. (NASDAQ:SIRI) and XM Satellite Radio Holdings, Inc. (NASDAQ:XMSR). We are working with both service providers on future generations of product. We expect sales for the satellite radio application will continue to increase very rapidly as subscriptions for those services continue to increase. We have seen both automotive and general consumer applications for satellite radio service develop. These markets tend to be more price competitive than we have seen for many low-power components markets.

Partially offsetting the increase in the number of units sold was a reduction in average selling price of 47% in the current year and 42% in the prior year. A portion of this was due to increased sales for newer products in smaller packages that have lower average selling prices, as well as the fact that customers reached sales volumes for which they have negotiated volume discounts. We expect the trend for an increasing number of units sold to more than offset the trend for lower average selling prices, resulting in a general trend of increased filter sales for at least the immediate future.

Frequency Control Modules

Frequency control module sales increased 57% in fiscal 2004, as compared to 5% in fiscal 2003. The increase in both years was primarily due to an increased number of units sold to customers in high-end computer and optical timing markets. Some of these markets have been very depressed in recent periods, so we believe the increased number of units sold represents some recovery in economic conditions in those markets. While there have been some decreases in average selling prices for Frequency control module products, the pressures are not nearly as great as in some of our other markets. Future sales of these products will be highly dependent upon economic conditions in the markets these products serve, particularly the optical timing market.

Other Sales Trends

The following table provides additional data concerning our sales:

	Percentage of Sales
	2004	2003	2002
Sales for top five customers	35%	34%	34%
Distribution sales	25%	22%	23%
Number of customers with 10% or more sales	None	None	One
Sales for 10% or more customer	N/A	N/A	11%
International sales	61%	52%	52%

Our strategy is to seek diversification in our sales. We believe we have achieved a significant level of diversification in our customers, markets, products and geographic areas. However, due to the very competitive nature of the markets in which we compete, we may not always be able to achieve such diversification.

We consider all product sales with a delivery destination outside North America to be international sales. The increased international sales for the current year primarily relate to the satellite radio application. International sales are denominated primarily in U.S. currency, although some European customers require that we sell in Euros. We have not entered into any hedging activities to mitigate the exchange risk associated with sales in foreign currency. We intend to continue our focus on international sales. We anticipate that international sales will continue to represent a significant portion of our business. However, international sales are subject to fluctuations as a result of local economic conditions and competition. Therefore, we cannot predict whether we will be able to continue to derive similar levels of our business from international sales.

We have put forth considerable effort developing new products. However, the timing of any sales resulting from new products is dependent upon the customers’ product development and product introduction cycles. It is difficult for us to predict when, or if, new products will have a significant impact on our sales. We have seen that consumer applications are often part of special promotional programs by our customers, so sales to those customers will tend to fluctuate with the timing of those programs.

Gross Profit Trends in Fiscal Year 2004 Compared to Fiscal Year 2003

Gross profit margin increased to 31.6% in the current year, compared to 21.3% in fiscal 2003. A major portion of the improvement from the prior year was the fact that the current year included only a minor non-cash charge for obsolescence and write-down of inventory, which amounted to $2.6 million or 6.1% of sales in fiscal 2003. This is further explained in the next paragraph. The remainder of the increase was primarily due to the continuation of our cost reduction efforts that resulted in 15% to 50% per unit cost manufacturing cost reductions in each of our product lines. We have moved most of our assembly production offshore and we have reduced our Dallas, Texas workforce as a result. This has resulted in significantly lower ongoing production costs. Ongoing cost reduction is crucial because of the expected trend towards lower average selling prices noted above.

Additional factors that improved gross margins include increased sales that allow significant fixed manufacturing costs to be spread over additional sales and an improved product mix towards newer products we have developed that have higher margin potential.

In the third quarter of the prior year we changed our marketing strategy to significantly accelerate the migration of low-power component and filter products to new, smaller packages. We did this in response to an abrupt shift in market requirements toward smaller packages. We experienced significant decreases in average selling prices for older-style products in our second and third quarters and saw significant acceptance by customers of new products in smaller packages. As a result, we modified our product line strategy by reallocating resources to support those newer products and by discontinuing selected products. Discontinuation of products reduced by approximately 50% the number of products offered, but reduced sales by less than 1%. The change in strategy and reduction in the number of products offered, as well as other factors, resulted in a $2.6 million non-cash charge related to the write-down of inventory recorded as cost of sales on our statements of operations. Since that time, we have disposed of most of this inventory.

Gross Profit Trends in Fiscal Year 2003 Compared to Fiscal Year 2002

Gross profit margin decreased to 21.3% in fiscal 2003, compared to 24.5% in fiscal 2002. Fiscal 2003 cost of sales was $33.8 million. This included a $2.6 million non-cash charge (6.1% of sales) for obsolescence and write-down of inventory, as explained above. The decrease in gross profit due to the inventory write-down was partially offset by the continuation of cost reduction achieved as a result of our restructuring program. We transitioned volume assembly operations offshore to contract manufacturing companies over a two-year period. By the end of fiscal 2002, this process was essentially complete.

Factors Influencing Gross Margins

Our gross margin continues to be influenced by several factors, some of which are unfavorable and some of which are favorable. These unfavorable factors, some of which are outside our control include, but are not limited to, the following:

(1)	Decrease in average selling prices - As discussed above, there was a reduction in average selling prices in all of our product lines. We expect that the trend toward lower average selling prices within our product lines will continue due to competitive pressures and the fact that newer products, like older products, are reaching volume-based price breaks.

(2)	The impact of non-cash charges for obsolescence and write-downs of inventory - For example, we incurred substantial non-cash charges and write-downs in fiscal 2003.

(3)	New products encounter ramp up costs associated with new manufacturing processes - We will continue to introduce new products into our manufacturing processes, and, therefore, we may be subject to unanticipated new product production costs that negatively affect our gross margin.

Offsetting these unfavorable factors are other favorable factors that represent our long-term efforts to improve gross margins. These favorable factors include:

(1)	Our success in achieving ongoing cost reduction - Each of our product lines has achieved cost reduction on a year-over-year per unit manufacturing cost basis for the past two years. We devote considerable resources to obtaining purchasing savings and in working with our suppliers and outside contractors to improve yields, increase productivity and to improve processes that result in lower costs. We intend to continue our efforts to reduce manufacturing costs in future periods.

(2)	Shift in product mix - Our higher-priced products, such as Virtual Wire™ Short-range Radio products, frequency control modules and certain custom filters, have a greater long-term potential for gross margins than the very price-sensitive low-power component and satellite radio filter products. In the current year, the increasing importance of satellite radio filters to the filter product line has caused that product line to have gross margin characteristics similar to low-power component products. Therefore, the shift in sales from low-power components to filters no longer has a large impact on gross margins. A shift in sales to the Virtual Wire™ Short-range Radio products and frequency control modules, however, still does have a large positive impact on margins. These higher-margin products in the current year represented 33% of total sales, compared to only 29% in the previous year, and contributed to a slight positive shift in overall margins. Our strategy is to increase the portion of sales to products that have higher potential gross margins. As part of that strategy, during the current year we put additional resources into the Module Group and started working with Mesh network suppliers to develop new products that blend our technology with that of other companies to develop higher margin products. While this is our strategy, there is no way we can assure that such an improved product mix will be achieved in future periods.

(3)	Higher number of units sold or produced - This results in lower average unit cost due to relatively high fixed manufacturing costs being spread over a larger amount of sales and production. However, if sales were to decrease in future periods, this factor would become an unfavorable factor. In our next quarter, we anticipate somewhat lower production levels that may increase costs per unit slightly.

The discussion above indicates that there are numerous factors that may have a material impact on our gross margins. Any one of them could cause a significant change in gross margin in either a favorable or unfavorable way, depending on the circumstances. This makes long-term estimates of our gross margin very difficult. However, we believe that gross margins in the first quarter of fiscal 2005 will remain in the low 30% of sales range.

Research and Development

Research and development expense was approximately $4.5 million, $3.3 million and $3.1 million in fiscal 2004, 2003 and 2002 respectively. Research and development expense in fiscal 2004 increased by 37% compared to a 4% increase in fiscal 2003. The current year increase was due to three factors. First, more focus was given to internal product development, while external product development declined, Engineering Technology Sales declined approximately $467,000, along with approximately $350,000 in Engineering Technology Cost of Sales. Those resources were redirected to our own research and development activities and were therefore part of research and development expense. Second, we made a large investment in consulting and other outside services related to the development of our third generation of Virtual Wire™ Short-range Radio products, amounting to approximately $600,000. Finally, we increased our overall number of people devoted to research and development, which resulted in increasing the number of new products developed to over 70 in the current year, compared to 50 in fiscal 2003.

We believe that the continued development of our technology and new products is essential to our success and we are committed to increasing our investment in research and development expense over the long term. While we expect our spending related to the completion of the third generation of Virtual Wire™ Short-range Radio products will wind down, we expect all other research and development expenses to remain the same or increase in absolute dollars over the next several quarters.

Sales and Marketing

Sales and marketing expense was $5.4 million, $4.9 million and $4.8 million in fiscal 2004, 2003 and 2002, respectively. In all three years, sales and marketing expenses were 11% of sales. This was largely the result of changes in sales commission expenses that fluctuated in line with sales levels. Part of our increased expenses have been additional sales application support for our customers, which we plan to do at a measured pace in the future. We expect to incur comparable or slightly higher sales and marketing expenses in absolute dollars over the next several quarters, with the exception of sales commission expenses that will fluctuate in line with sales levels.

General and Administrative

General and administrative expense was $3.0 million, $2.6 million and $2.8 million in fiscal 2004, 2003 and 2002, respectively. General and administrative expenses increased 15% in the current year, compared to a decrease of 7% in fiscal 2003. The increases were related to increased compensation expense and the initial costs of implementing various new regulatory requirements, including the Sarbanes Oxley provisions. We expect general and administrative expenses to remain approximately the same in absolute dollars over the next several quarters. Increased expenses related to the implementation of Sarbanes Oxley may increase spending beyond currently planned levels.

Restructuring and Impairment Expense

In the prior year, we identified additional opportunities to create efficiencies in our Dallas, Texas operations by consolidating our pilot line and wafer fabrication facilities into a building that we had formerly leased. For this and other reasons, we incurred non-cash charges of $1.2 million, which was primarily for equipment and other assets that will no longer be usable in our operations. Included in this charge was $33,000 in costs related to severance of employees. The $1.2 million charge was recorded as restructuring and impairment in our statements of operations. We believe the restructuring and consolidation of our assembly operations is now complete and do not anticipate significant additional restructuring or impairment expense. There was no restructuring or impairment expense in the current year.

Other Income (Expense)

Other income (expense), primarily interest expense on our bank debt, decreased $269,000 (58%) in the current year and $605,000 (57%) in the prior year. This was primarily due in both years to a lower amount borrowed, as well lower interest rates. We have paid down net bank debt by approximately $4.1 million in the current year and $2.3 million in the prior year. Since our bank debt has been eliminated as of the end of the fiscal year, we expect these expenses will remain low.

Income Tax Expense (Benefit)

In both the current and prior years we recorded small provisions for state income tax and in the current year we also recorded a provision for alternative minimum federal income tax. We expect to record relatively small income tax provisions in future periods. The net alternative minimum federal tax is expected to be approximately 2% of taxable income prior to applying loss carry forwards and other credits.

In fiscal 2001, we fully reserved, in a non-cash charge, all tax benefits that had been recorded prior to that point in accordance with FAS 109. We continue to maintain a full valuation allowance on our deferred tax assets due to our historical losses and a limited history of taxable income. However, we retain the tax benefits involved and we will realize the benefit in future periods to the extent we are profitable. As of the end of the current year, we have income tax carry forwards and other potential tax benefits available to reduce future federal taxable income by approximately $17.3 million as explained in Note 11 to our financial statements. The net operating loss carry forward begins to expire August 31, 2023.

We do not expect to record any significant future federal income tax benefits or expense until the recovery of deferred tax assets is more likely than not.

Income (Loss) per Share

The net income for the current year was $2.2 million, compared to a $3.3 million loss in the prior year and a $442,000 loss for fiscal 2002. Our diluted income per share was $.27 for fiscal 2004, compared to a basic and diluted loss of $.47 per share for fiscal 2003 and $.06 per share for fiscal 2002. The loss in the prior year was primarily due to $3.8 million in non-cash charges to cost of sales for obsolescence and write-down of inventory and to operating expenses for restructuring and impairment expenses as explained above. The improvement in the current year was primarily due to increased sales and increased gross margin on those sales, also as explained above. Over the past several years we have completed a restructuring program aimed at (1) developing new products to increase sales, (2) reducing our manufacturing costs by moving assembly operations offshore and other cost reduction programs, and (3) generating positive operating cash flow to pay down debt and reduce interest expense. These efforts have resulted in a marked improvement in reported results over the past several years.

Fourth Quarter of Fiscal 2004

Unaudited quarterly financial data is presented in Note 14 to the accompanying financial statements.

Sales for the fourth quarter of $12.5 million increased approximately 13%, compared to $11.1 million in the comparable quarter of the prior year. Sales also decreased approximately 8% compared to the previous third quarter. The sales increase in the current quarter compared to the comparable quarter of the prior year was primarily due to a strong 50% or better increase in the number of units sold for three of our four product lines, particularly for satellite radio filters. We have developed new products for each of these product lines over recent years and they continue to grow in market acceptance. The only product line to experience a decrease in the number of units sold was low-power components due to much lower production schedules at our automotive customers. Also offsetting the overall increase in units sold in comparison to the comparable quarter of the prior year was a decrease in the average selling prices of our volume product lines ranging from 7% to 50%. See the above discussion under the heading “Product Line Sales Trends” for more details on the impact of average selling prices on our sales and gross margins.

Our sales decrease from the previous quarter was primarily due to an 18% reduction in the number of units sold of low-power components products, particularly to automotive customers as production levels at these customers were much lower. The other three product lines experienced increases in the number of units sold ranging from 5% to 26%. An expected decrease in shipments to filter customers as a result of fewer special promotions was more than offset by an increase in shipments for an application supporting a second satellite radio service provider and for a GPS consumer application. Also contributing to lower sales compared to the previous quarter was a reduction of average selling prices of 8% for Virtual Wire™ Short-range Radio products and 20% for filter products. The reduction of average selling prices for the other product lines was not significant.

For our first quarter of fiscal 2005, we expect sales to increase 10-12% over the prior year’s first quarter sales of $11.1 million. Consistent with our historical sales cycle, first quarter sales may not exceed fourth quarter sales. Going forward, it is becoming more difficult to predict sales because some of our targeted growth markets often operate on very short lead times and general market conditions remain uncertain. Our lower backlog on increased sales for 2004 underscores this trend. We have made tremendous progress in supporting our customers with quick response times.

Gross profit margin was 32.1% in the fourth quarter, compared to 28.3% for the comparable quarter of the prior year and 32.6% for the previous quarter. The primary reason for the increase in gross margin from the comparable quarter of the prior year was a decrease in per unit manufacturing cost for each of our four product lines that exceeded the impact of the reduction in average selling prices. Also helping margins were increased sales volume and an improvement in product mix towards Virtual Wire™ Short-range Radio products and Frequency Control Modules from 27% of total sales to 35% of total sales. We expect that gross margin in the first quarter of fiscal 2005 will remain in the low 30% range. We plan on reducing our production rates in the first quarter to offset the impact of an increase in finished goods that occurred in the fourth quarter. This will have a slight negative impact on production costs per unit and therefore margins, as will potential unfavorable changes in product mix.

Operating expenses for the fiscal 2004 fourth quarter were approximately $3.4 million, compared to approximately $2.8 million for the comparable quarter of the prior year and $3.6 million for the previous quarter. The increase in operating expenses from the comparable quarter of the prior year was primarily due to an increase in research and development expense of approximately $400,000, resulting from a greater focus on internal development instead of custom engineering services and expenses related to the development of our third generation of Virtual Wire™ Short-range Radio products. Sales and marketing expense also increased due to increased sale commissions expense related to increased sales. General and administrative expense increased primarily due to increased compensation expense and increased costs of compliance with new financial reporting regulations. The decrease in operating expenses from the previous quarter resulted primarily from reduced expenses related to the development of our third generation of Virtual Wire™ Short-range Radio products and lower sales commission expense related to lower sales. We expect that operating expenses will be flat relative to sales the next quarter, except for sales commission expense, which will change in line with sales levels. We intend to continue our investments in research and development to support market requirements in our targeted growth markets over the next year. We also expect that sales commission expense will continue to change in line with sales levels.

Other expense was $44,000 in the fiscal 2004 fourth quarter, compared to $78,000 in the comparable quarter of the prior year and $51,000 in the previous quarter. The decreases were primarily due to lower interest expense resulting from a lower amount borrowed. Since we have paid down our bank debt, we expect other expense to remain at very low levels for fiscal 2005.

Liquidity

Financing Arrangements

Our banking agreement and its status at the end of the current quarter are described in Note 6 to our Financial Statements included in this report.

Our banking agreement contains financial covenants, some of which become increasingly restrictive over time. We were in compliance with all covenants as of August 31, 2004. Although we believe that we will be able to continue compliance with the covenants, there is no assurance that this will occur. Should there be a covenant violation when we have outstanding borrowings and we are unable to negotiate a waiver or amendment, the maturity of our debt could be accelerated. In that case, other sources of cash would be needed to support our operations. The banking agreement will expire in December 2005.

At August 31, 2004, we maintain access to the revolving line of credit. Our revolving line-of-credit facility loan balance was zero at August 31, 2004, but a loan advance of $6,079,000 was available under our current borrowing base.

Cash Flows

Liquidity at August 31, 2004 consisted primarily of $2.7 million of cash and approximately $6.1 million available under our banking agreement. Net cash provided by our operating activities was $5.0 million in the current year, an increase from $4.5 million in the prior year. The primary reason for increased cash provided by operations was the increase in net income by $5.6 million in fiscal 2004 over the prior year. The current year increase in net income was partially offset by a $4.5 million reduction in non-cash items included in net income. Last year’s non-cash items included $3.8 million of special charges that did not recur this year. In addition, depreciation was approximately $0.9 million lower in fiscal year 2004 as a result of assets reaching the end of their lives and the various fixed asset write downs we have reported.

Working capital used in operations increased by approximately $500,000, primarily because of an increase in trade receivables and inventory, partially offset by an increase in trade payables. These increases in working capital elements were all related to increases in our sales levels. Collection of our receivables on a days-sales-outstanding measurement remained in the mid 50-day range in the current year. The inventory increase occurred mostly in finished goods during our fourth quarter as sales declined more quickly than our production levels. Since we offer our customers shorter lead times than we get from our contractors, volatile sales levels can lead to changes in inventory balances. We plan to reduce our inventory levels in our first quarter of fiscal 2005. We continued to be within payment terms with our vendors in fiscal 2004.

We expect to maintain a positive cash flow from operations for fiscal 2005, as we did in the last three years. We believe continued positive cash flow, as well as access to our credit facilities, will be sufficient to maintain normal operations for the next twelve months.

Cash used in investing activities was $0.5 million in the current year, compared to $2.7 million for the prior year. The reduction was primarily due to reduced capital spending of approximately $0.6 million in the current year compared to $2.9 million in the prior year. The bulk of our capital spending for the prior year was for the purchase of a building that we had formerly leased and improvements to that building. We expect to acquire up to $2.0 million of capital equipment by the end of fiscal 2005, primarily related to the development of new products and new manufacturing processes.

We used $2.0 million in net cash in financing activities in fiscal 2004, nearly the same in fiscal 2003. In the current year, approximately $4.1 million was used to reduce bank borrowings, compared to $2.3 million (net of a $1.1 million mortgage) in the prior year. We raised $2.1 million from sales of stock to employees under various stock programs in the current year, compared to $0.4 million last year.

As of August 31, 2004, we had approximately $6.1 million of cash availability under our banking agreement based upon the borrowing base. In addition, approximately $1.4 million more may become available under our banking agreement if our borrowing base were to increase sufficiently to support increased borrowing. We are not able to say when or if that will happen because of our inability to see very far into the future due to limited lead times on orders placed by our customers.

While we reported positive operating cash flows for the last thirteen quarters, a reduction in sales or gross margins could occur due to economic or other factors. We believe that cash generated from operations, our cash balances and the amounts available under our credit facility will be sufficient to meet our cash requirements for the next twelve months. If for any reason these sources of funds are not sufficient to meet our requirements, we may be required to raise additional funds. We cannot guarantee that we would be able to obtain additional financing or, if available, that it would be available to us on acceptable terms. Should that happen, there could be a significant adverse impact on our operations.

Contractual Obligations

The following represent our known contractual obligations as of August 31, 2004 (in thousands):

	Payments Due Within
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	Over 5 Years
Contractual Obligations:
Software Purchase Obligations (1)	$207	$117	$90	$0	$0
Operating Lease Obligations (2)	596	189	361	46	0
Purchase Obligations (3)	4,727	4,727	0	0	0

Total	$5,530	$5,033	$451	$46	$0

(1)	Amounts represent the remaining unpaid costs for Oracle software purchased in May 2004. Total amounts are included in the August 31, 2004 balance sheet.
(2)	Includes minimum lease payment obligations for noncancelable equipment and real-estate leases in affect as of August 31, 2004. See Note 7, Leases and Contingencies, to the consolidated financial statements.
(3)	These purchase obligations are for inventory items to be sold in the ordinary course of business. The reported amount is the value of three-month commitments required by contracts with four manufacturers for product assembly costs. Amount does not include open purchase orders for raw material. See Note 7, Leases and Contingencies, to the financial statements.

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

(b) Distribution and Dilutive Effect of Options

Employee and Executive Option Grants

The following table summarizes the options granted to (a) our employees and (b) our chief executive officer and other four most highly compensated executive officers at August 31, 2004, whose total annual salary and bonus exceeded $100,000 during the fiscal year ended August 31, 2004. This and other information will be reported in our Proxy Statement filed with the Securities and Exchange Commission in connection with our 2005 annual meeting of stockholders. The individuals in category (b) above are referred to in the table below as our Named Executive Officers.

	FY2004	FY2003	FY2002
Net grants during the period as % of outstanding shares.	5.1%	4.7%	3.9%
Grants to Named Executive Officers during the period as % of total options granted.	31.3%	26.6%	14.6%
Grants to Named Executive Officers during the period as % of outstanding shares.	1.6%	1.3%	0.6%
Cumulative options held by Named Executive Officers as % of total options outstanding.	28.7%	26.4%	26.0%

(c) General Option Information

Summary of Option Activity

The following is a summary of stock option activity for the fiscal years ended August 31, 2004 and 2003:

		Options Outstanding
	Shares Available for Options (#)	Number of Shares (#)	Weighted Average Exercise Price ($)
Balance at
August 31, 2002	356,275	1,782,800	$6.45
Grants	(338,500)	338,500	$3.07
Exercises	—	(64,492)	$3.86
Cancellations	24,183	(24,183)	$6.90
Additional shares reserved	600,000	—	—

Balance at
August 31, 2003	641,958	2,032,625	$5.96
Grants	(384,000)	384,000	$7.06
Exercises	—	(338,728)	$5.23
Cancellations	8,894	(8,894)	$2.58
Additional shares reserved	200,000	—	—

Balance at
August 31, 2004	466,852	2,069,003	$6.30

In-the-Money and Out-of-the-Money Option Information

The following table compares the number of shares subject to option grants with exercise prices below the closing price of our common stock at August 31, 2004 (referred to as “In-the-Money”) with the number of shares subject to option grants with exercise prices equal to or greater than the closing price of our common stock at August 31, 2004 (referred to as “Out-of-the-Money”). The closing price of our common stock at August 31, 2004 was $7.08 per share.

	Exercisable		Unexercisable		Total
As of End of Quarter	Shares (#)	Wtd. Avg. Exercise Price ($)	Shares (#)	Wtd. Avg. Exercise Price ($)	Shares (#)	Wtd. Avg. Exercise Price ($)
In-the-Money	820,705	$4.42	514,778	$4.23	1,335,483	$4.35
Out-of-the-Money	567,559	$10.37	165,961	$8.10	733,520	$9.85

Total Options Outstanding	1,388,264	$6.85	680,739	$5.17	2,069,003	$6.30

(d) Executive Options

Options Granted to Named Executive Officers

The following table sets forth a summary of the stock options granted to our Named Executive Officers during the fiscal year ended August 31, 2004. Named Executive Officers are those executive officers described in the table above under the heading “Employee and Executive Option Grants”. The following table does not contemplate status of granted options relative to our current stock price.

Individual Grants
	Number of Securities Underlying Options Per Grant (#)	Percent of Total Options Granted to Employees Year to Date (%)		Exercise or Base Price ($/Share)		Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term ($)
							5%		10%
David M. Kirk	20,000 20,000	5.21 5.21	% %	$ $	7.64 6.19	11-20-13 8-10-14	$ $	96,095 77,857	$ $	243,524 197,305

Darrell L. Ash	10,000 10,000	2.60 2.60	% %	$ $	7.64 6.19	11-20-13 8-10-14	$ $	48,048 38,929	$ $	121,762 98,653

David Crawford	10,000 10,000	2.60 2.60	% %	$ $	7.64 6.19	11-20-13 8-10-14	$ $	48,048 38,929	$ $	121,762 98,653

Robert J. Kansy	10,000 10,000	2.60 2.60	% %	$ $	7.64 6.19	11-20-13 8-10-14	$ $	48,048 38,929	$ $	121,762 98,653

Jon Prokop	10,000 10,000	2.60 2.60	% %	$ $	7.64 6.19	11-20-13 8-10-14	$ $	48,048 38,929	$ $	121,762 98,653

The percentage of total options granted to employees is based on an aggregate of 384,000 options granted to our employees, consultants and directors during the year ended August 31, 2004, including our Named Executive Officers. The exercise price per share of each option is equal to the fair market value of the common stock on the date of grant.

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

Options Exercises and Remaining Holdings of Named Executive Officers

The following table sets forth information concerning stock options exercised during the fiscal year ended August 31, 2004 and the number of shares of our common stock subject to both exercisable and unexercisable stock options as of August 31, 2004 for each of our Named Executive Officers described in the table above under the heading “Employee Executive Option Grants”. The value of unexercised in-the-money options is based on the fair market value of our common stock as of August 31, 2004, of $7.08 per share, minus the exercise price, multiplied by the number of shares underlying the option.

	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at End of Quarter (#)		Values of Unexercised In-the- Money Options at End of Quarter ($)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
David M. Kirk	46,500	$254,756	147,054	61,446	$149,748	$107,040
Darrell L. Ash	0	0	58,406	33,594	$102,568	$71,947
David Crawford	8,700	$47,223	69,720	31,580	$78,385	$62,796
Robert J. Kansy	7,500	$51,951	67,087	29,913	$61,908	$57,582
Jon Prokop	0	0	63,618	31,182	$112,128	$62,255

Recently Issued Accounting Standards

In December 2003, the Securities and Exchange Commission released Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”). SAB 104’s primary purpose is to rescind accounting guidance contained in SAB No. 101, “Revenue Recognition in Financial Statements” related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”. With the adoption of SAB 104, which had no effect on us, we continue to be in compliance with current revenue recognition standards.

Forward-Looking Statements

Except for the historical information, this report contains numerous forward-looking statements that involve risks and uncertainties. Our actual results could and will differ materially from the statements and assumptions discussed in this report. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below, as well as those discussed in the sections entitled “Business,” “Legal Proceedings”, “Selected Financial Data” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report.

This report and other presentations made by us contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. We believe that these statements are based on reasonable assumptions and our expectations at the time. However, these statements involve uncertainties and are completely qualified by reference to several important factors. These factors include, but are not limited to, the items listed below. Any and all of these factors could cause our actual results to differ materially from the forward-looking statements that we made:

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

2.	The timely development, acceptance and pricing of new products. We have a large amount of continuing sales of older products that tend to decline in popularity and average selling price over time. Only by developing new products can we replace sales for declining products and partially offset the impact of lower average selling prices.

3.	The impact of competing technologies including the obsolescence of existing products. Our business has a considerable amount of technological risk. We are vulnerable to competitors that have much more resources than we do that are trying to develop products that are technologically superior to ours. If customers believe those products are superior to ours, they may shift their purchases to them.

4.	The ability to obtain production material and labor and capacity to meet product demand. Shortages could occur that make us unable to take advantage of a sudden increase or even stable level of demand.

5.	The potential transition to value-added products. Our historical base business is declining. Only by successfully developing and introducing value added products to our customers can we offset this impact.

6.	The timely implementation of improved manufacturing processes. We need to reduce our costs almost continually to offset the impacts of a reduction in our average selling prices. We need to do this through continuous cost reduction in both our facilities and those of our contractors.

7.	General economic conditions as they affect our customers and manufacturing contractors. Our customers and contractors do business in markets that are vulnerable to changes in economic conditions. Adverse economic conditions can adversely impact the demand and/or the ability to supply our products.

8.	The availability to obtain required financing on favorable terms. If we have unanticipated difficulties, our banking relationships and other means of financing could be jeopardized.

9.	General industry trends. Markets or customer preferences could move away from our products.

10.	Acts of war or terrorism as they affect us, our customers or our manufacturing partners.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A significant portion of our products have a manufacturing process in foreign jurisdictions and are sold in foreign jurisdictions. We manage our exposure to currency exchange fluctuations by denominating most transactions in U.S. dollars. However, we may facilitate a minor portion of our sales in Euros. We consider the amount of our foreign currency exchange rate risk to be immaterial as of August 31, 2004.

ITEM  8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is included in Appendix A attached hereto and incorporated by reference.

ITEM 9A. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported in a timely manner. There have been no changes in our internal control over financial reporting during the year ended August 31, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The remaining information required by this item is found under the headings (a) “Proposal No. 1 - Election of Directors,” (b) “Executive Officers”, (c) “Compliance with Section 16(a) of the Exchange Act” and (d) “The Board of Directors” in the definitive proxy statement to be filed with the Commission on or about December 9, 2004.

ITEM  11. EXECUTIVE COMPENSATION

The information required by this item is found under the heading “Executive Officer Compensation” in the definitive proxy statement to be filed with the Commission on or about December 9, 2004.

ITEM  12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED

STOCKHOLDER MATTERS

The information required by this item is found under the headings (a) “Equity Compensation Plan Information” and (b) “Security Ownership of Certain Beneficial Owners and Management” in the definitive proxy statement to be filed with the Commission on or about December 9, 2004.

ITEM  13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is found under the headings “Certain Transactions with Management” in the definitive proxy statement to be filed with the Commission on or about December 9, 2004.

ITEM  14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is found under the heading “Proposal No. 2 - Ratification of Independent Auditor Selection” in the definitive proxy statement to be filed with the Commission on or about December 9, 2004.

PART IV.

ITEM  15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements. Financial statements are attached as Appendix A to this report. The index to the financial statements is found on page F-1 of Appendix A.

(a)	2.	Financial Statement Schedules. All schedules are omitted since the required information is not present or is not present in amounts sufficient to require a submission of the schedules, or because the information required is included in the financial statements and notes thereto.

(a)	3.	Exhibits. See Exhibit Index in part (b) below.

(b)	Exhibit Index

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of Registrant. (2)
3.2	Bylaws of Registrant. (2)
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2	Specimen Stock Certificate. (2)
4.3	Rights Agreement dated as of December 20, 1994. (15)
4.4	First Amendment to Rights Agreement dated August 14, 1996. (16)
4.5	Second Amendment to Rights Agreement dated December 11, 2000. (18)
4.6	Form of Unit Subscription Agreement for Common Stock and Warrants between the Registrant and certain investors dated December 11, 2000. (19)
4.7	Form of Common Stock Purchase Warrant between Registrant and certain investors. (19)
4.8	Form of Registration Rights Agreement between Registrant and certain investors dated December 11, 2000. (19)
10.1	Form of Indemnity Agreement entered into by the Registrant and each of its officers and directors. (1)
10.4	1986 Incentive Stock Option Plan, as amended and related grant forms. (1)
10.5	1986 Supplemental Stock Option Plan, as amended and related grant forms. (1)
10.6	Form of Employee Stock Purchase Plan. (1)
10.7	Form of Employee Stock Purchase Plan Offering. (1)
10.8	Non-Employee Director’s Stock Option Plan. (2)
10.9	Form of Non-Employee Director’s Stock Option. (1)
10.10	Lease Agreement between the Registrant and Jeff Yassai. (2)
10.18	Form of Restrictive Stock Bonus Agreement to be entered November 30, 1995. (6)
10.23	Form of Change of Control Agreement for certain officers. (9)
10.25	Form of Restricted Stock Bonus Agreement. (11)
10.26	1999 Equity Incentive Plan. (11)
10.27	Form of Notice of Grant of Stock Options and Grant Agreement. (11)
10.39	Consulting Agreement between the Company and Tom Garrett dated June 28, 2000. (17)

10.45	Registration Rights Agreement between Registrant and Wells Fargo Business Credit, Inc. dated as of December 8, 2000. (19)

10.46	Warrant Agreement between Registrant and Wells Fargo Business Credit, Inc. dated as of December 8, 2000. (19)

10.51	Manufacturing Agreement between Registrant and Automated Technology (Phil.) Inc. Electronics Corporation dated February 22, 2001. (20)

10.59	Amendment 1 to manufacturing agreement between Registrant and Automated Technology (Phil.) Inc. Electronics Corporation dated July 19, 2001. (21)

10.72	Product Agreement between Registrant and Tai-Saw Technology Co., LTD dated September 1, 2002. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. The text has been filed separately with the Commission. (25)

10.75	Amended and Restated Credit and Security Agreement between Registrant and Wells Fargo Business Credit, Inc. dated February 3, 2003. (26)

10.76	Amended and Restated Revolving Note between Registrant and Wells Fargo Business Credit, Inc. dated February 3, 2003. (26)

10.83	Comprehensive Manufacturing Assembly Agreement between Registrant and Tai-Saw Technology Co., Ltd. dated March 1, 2003. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. The text has been filed separately with the Commission. (27)

10.85	First Amendment to Amended and Restated Credit and Security Agreement between Registrant and Wells Fargo Business Credit, Inc. dated May 31, 2003. (27)

10.86	Warrant Agreement between Registrant and Wells Fargo Business Credit, Inc. dated May 31, 2003. (27)

10.87	First Amendment to Registration Rights agreement between Registrant and Wells Fargo Business Credit, Inc. dated May 31, 2003. (27)

10.90	Chairman of the Board of Directors service agreement between the Company and Michael Bernique dated May 31, 2003. (28)

10.91	Second Amendment to Amended and Restated Credit and Security Agreement between Registrant and Wells Fargo Business Credit, Inc. dated November 26, 2003. (29)

10.93	Third Amendment to Amended and Restated Credit and Security Agreement between Registrant and Wells Fargo Business Credit, Inc. dated June 10, 2003. (30)

10.94	Fourth Amendment to Amended and Restated Credit and Security Agreement between Registrant and Wells Fargo Business Credit, Inc. dated August 10, 2004. (30)

10.95	Amendment 1 dated August 1, 2004 to Comprehensive Manufacturing Assembly Agreement between Registrant and Tai-Saw Technology Co., Ltd. dated May 1, 2003. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. The text has been filed separately with the Commission. (30)

10.96	Amended and Restated Manufacturing and Technical Support Agreement between Registrant and Morioka Seiko Instruments, Inc. dated June 11, 2004. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. The text has been filed separately with the Commission. (30)

11.1	Computation of net income (loss) per share. (30)

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm. (30)

24.1	Power of Attorney. See page 38.

31.1	Certificate Pursuant to Section 302 of Sarbanes – Oxley Act of 2002 for CEO. (30)

31.2	Certificate Pursuant to Section 302 of Sarbanes – Oxley Act of 2002 for CFO. (30)

32.1	Certificate Pursuant to Section 906 of Sarbanes – Oxley Act of 2002 for CEO. (30)

32.2	Certificate Pursuant to Section 906 of Sarbanes – Oxley Act of 2002 for CFO. (30)

(1)	Previously filed as an exhibit to the Registration Statement on Form S-1, as amended (Registration No. 33-78040) and incorporated herein by reference.

(2)	Previously filed as an exhibit to the Annual Report on Form 10-K for the year ended August 31, 1994, and incorporated herein by reference.

(6)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended November 30, 1995, and incorporated herein by reference.

(9)	Previously filed as an exhibit to the Annual Report on Form 10-K for the year ended August 31, 1997, and incorporated herein by reference.

(11)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended May 31, 1999, and incorporated herein by reference.

(15)	Previously filed as an exhibit to the Form 8-K file December 29, 1994, and incorporated herein by reference.

(16)	Previously filed as an exhibit to the Form 8-K file December 19, 1996, and incorporated herein by reference.

(17)	Previously filed as an exhibit to the Annual Report on Form 10-K for the year ended August 31, 2000, and incorporated herein by reference.

(18)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended November 30, 2000, and incorporated herein by reference.

(19)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended February 28, 2001, and incorporated herein by reference.

(20)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended May 31, 2001, and incorporated herein by reference.

(21)	Previously filed as an exhibit to the Annual Report on Form 10-K for the year ended August 31, 2001, and incorporated herein by reference.

(25)	Previously filed as an exhibit to the Annual Report on Form 10-K for the year ended August 31, 2002, and incorporated herein by reference.

(26)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended February 28, 2003, and incorporated herein by reference.

(27)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended May 31, 2003, and incorporated herein by reference.

(28)	Previously filed as an exhibit to the Annual Repot on Form 10-K for the year ended August 31, 2003, and incorporated herein by reference.

(29)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended November 30, 2003, and incorporated herein by reference.

(30)	Filed as an exhibit to this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, RF Monolithics, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 18th day of November, 2004.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of RF Monolithics, Inc. and in the capacities indicated on the 18th day of November, 2004.

/s/ DAVID M. KIRK	/s/ CORNELIUS C. BOND, JR.
David M. Kirk	Cornelius C. Bond, Jr.
CEO, President & Director	Director

/s/ HARLEY E BARNES III	/s/ DEAN C. CAMPBELL
Harley E Barnes III	Dean C. Campbell
CFO	Director

/s/ MICHAEL R. BERNIQUE	/s/ FRANCIS J. HUGHES, JR.
Michael R. Bernique	Francis J. Hughes, Jr.
Chairman	Director

APPENDIX A

FINANCIAL STATEMENTS

RF MONOLITHICS, INC.

INDEX TO FINANCIAL STATEMENTS -

ITEM 8 OF FORM 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of RF Monolithics, Inc.:

We have audited the accompanying balance sheets of RF Monolithics, Inc. the “Company” as of August 31, 2004 and 2003, and the related statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended August 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas

November 18, 2004

RF MONOLITHICS, INC.

BALANCE SHEETS

AUGUST 31, 2004 AND 2003

(In Thousands)

	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,715	$216
Trade receivables - net	7,357	6,913
Inventories - net	9,133	7,894
Prepaid expenses and other	282	322

Total current assets	19,487	15,345

PROPERTY AND EQUIPMENT - Net	7,003	9,201

OTHER ASSETS - Net	283	277

TOTAL	$26,773	$24,823

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$—	$3,206
Accounts payable - trade	2,785	1,768
Accrued expenses and other current liabilities	1,897	1,477

Total current liabilities	4,682	6,451

LONG-TERM DEBT - Less current portion:	—	892

OTHER LIABILITIES	245	190

STOCKHOLDERS’ EQUITY:
Common stock: $.001 par value, 20,000 shares authorized; 7,806 and 7,260 shares issued in 2004 and 2003, respectively	8	7
Additional paid-in capital	36,338	33,487
Common stock warrants	128	842
Treasury stock, 36 common shares at cost	(227)	(227)
Accumulated deficit	(14,313)	(16,550)
Unearned compensation	(88)	(269)

Total stockholders’ equity	21,846	17,290

TOTAL	$26,773	$24,823

See notes to financial statements.

RF MONOLITHICS, INC.

STATEMENTS OF OPERATIONS

YEARS ENDED AUGUST 31, 2004, 2003, AND 2002

(In Thousands, Except Per-Share Amounts)

	2004	2003	2002
SALES	$48,506	$42,935	$43,254
COST OF SALES	33,168	33,782	32,636

GROSS PROFIT	15,338	9,153	10,618

OPERATING EXPENSES:
Research and development	4,470	3,266	3,133
Sales and marketing	5,384	4,877	4,777
General and administrative	3,040	2,648	2,835
Restructuring and impairment	—	1,216	229

Total	12,894	12,007	10,974

INCOME (LOSS) FROM OPERATIONS	2,444	(2,854)	(356)

OTHER INCOME (EXPENSE):
Interest income	13	3	7
Interest expense	(260)	(578)	(1,106)
Other	54	113	32

Total	(193)	(462)	(1,067)

INCOME (LOSS) BEFORE INCOME TAXES	2,251	(3,316)	(1,423)
INCOME TAX EXPENSE (BENEFIT)	14	25	(981)

NET INCOME (LOSS)	$2,237	$(3,341)	$(442)

EARNINGS (LOSS) PER SHARE :
Basic	$0.29	$(0.47)	$(0.06)

Diluted	$0.27	$(0.47)	$(0.06)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	7,597	7,170	7,095

Diluted	8,255	7,170	7,095

See notes to financial statements.

RF MONOLITHICS, INC.

STATEMENTS OF STOCKHOLDER’S EQUITY AND COMPREHENSIVE INCOME (LOSS)

YEARS ENDED AUGUST 31, 2004, 2003, AND 2002

(In Thousands)

	Common Stock		Additional Paid-in Capital	Stock Warrants		Treasury Stock	Retained Earnings (Deficit)	Unearned Compensation	Total	Comprehensive Income (Loss)
	Shares	Amount		Shares	Amount
BALANCE, AUGUST 31, 2001	7,068	$7	$32,767	563	$800	$(227)	$(12,767)	$(524)	$20,056	$(13,171)

Common stock issuances:
Restricted stock under the 1997 Equity Incentive Plan	9	—	37	—	—	—	—	(37)	—
Stock options exercised	—	—	—	—	—	—	—	—	—
Employee Stock Purchase Plan	60	—	161	—	—	—	—	—	161
Forfeiture of restricted stock grants	(6)	—	(25)	—	—	—	—	25	—
Issuance of compensatory stock options	—	—	29	—	—	—	—	(29)	—
Amortization of unearned compensation	—	—	—	—	—	—	—	234	234
Net loss	—	—	—	—	—	—	(442)	—	(442)	(442)

BALANCE, AUGUST 31, 2002	7,131	$7	$32,969	563	$800	$(227)	$(13,209)	$(331)	$20,009	$(442)

Common stock issuances:
Restricted stock under the 1997 Equity Incentive Plan	—	—	(18)	—	—	—	—	18	—
Stock options exercised	65	—	249	—	—	—	—	—	249
Employee Stock Purchase Plan	64	—	161	—	—	—	—	—	161
Issuance of stock warrants	—	—	—	30	42	—	—	—	42
Issuance of compensatory stock options	—	—	126	—	—	—	—	(126)	—
Amortization of unearned compensation	—	—	—	—	—	—	—	170	170
Net loss	—	—	—	—	—	—	(3,341)	—	(3,341)	(3,341)

BALANCE, AUGUST 31, 2003	7,260	$7	$33,487	593	$842	$(227)	$(16,550)	$(269)	$17,290	$(3,341)

Common stock issuances:
Stock warrants exercised	120	—	714	(533)	(714)	—	—	—	—
Stock options exercised	339	1	1,771	—	—	—	—	—	1,772
Employee Stock Purchase Plan	87	—	332	—	—	—	—	—	332
Issuance of compensatory stock options	—	—	12	—	—	—	—	(12)	—
Amortization of unearned compensation	—	—	22	—	—	—	—	193	215
Net income	—	—	—	—	—	—	2,237	—	2,237	2,237

BALANCE, AUGUST 31, 2004	7,806	$8	$36,338	60	$128	$(227)	$(14,313)	$(88)	$21,846	$2,237

See notes to financial statements.

RF MONOLITHICS, INC.

STATEMENTS OF CASH FLOWS

YEARS ENDED AUGUST 31, 2004, 2003, AND 2002

(In Thousands)

	2004	2003	2002
OPERATING ACTIVITIES:
Net income (loss)	$2,237	$(3,341)	$(442)
Noncash items included in net income (loss):
Depreciation and amortization	2,946	3,871	4,912
Charge for inventory obsolesence and asset impairment	127	3,813	229
Provision for trade receivable allowance	35	36	100
Amortization of unearned compensation	215	170	234
Gain on disposal of property and equipment	(10)	(55)	(45)

Sub-total	3,313	7,835	5,430

Cash provided by (used in) operating working capital:
Trade receivables	(479)	425	831
Inventories	(1,366)	118	976
Prepaid expenses and other	40	107	358
Accounts payable - trade	1,017	(470)	(2,480)
Accrued expenses and other liabilities	268	(152)	(210)

Sub-total	(520)	28	(525)

Net cash provided by operating activities	5,030	4,522	4,463

INVESTING ACTIVITIES:
Acquisition of property and equipment	(595)	(2,899)	(77)
Proceeds from disposition of property and equipment	158	127	483
Change in other assets	(70)	87	16

Net cash provided by (used in) investing activities	(507)	(2,685)	422

FINANCING ACTIVITIES:
Borrowings on building mortgage	—	1,050	—
Repayments on line of credit	(2,696)	(2,367)	(3,763)
Repayments on building mortgage and other	(1,402)	(987)	(1,120)
Repayments on third party financing	(30)	—	—
Repayments of capital lease obligations	—	—	(57)
Repayments of accounts payable - construction and equipment	—	—	(165)
Proceeds from common stock and warrants issued	2,104	410	161

Net cash provided by (used in) financing activities	(2,024)	(1,894)	(4,944)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,499	(57)	(59)

CASH AND CASH EQUIVALENTS:
Beginning of year	216	273	332

End of year	$2,715	$216	$273

NON CASH FINANCING ACTIVITY:
Warrants issued for debt waiver	$0	$42	$0

Software acquired under third party financing	$237	$0	$0

SUPPLEMENTAL INFORMATION:
Interest paid	$79	$327	$716

Income taxes (refunded) paid	$(36)	$24	$(958)

See notes to financial statements.

RF MONOLITHICS, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED AUGUST 31, 2004, 2003 AND 2002

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business - RF Monolithics, Inc. designs, develops, manufactures and markets a broad range of radio frequency, or RF, component and module products in two groups: communications and low-power products. Our products, which are based on surface acoustic wave, or SAW, technology, address the growing requirements in the electronics markets for miniaturization, reduced power consumption, increased precision, and greater reliability and durability. These products are incorporated into application designs in five primary markets: automotive, consumer, distribution, industrial, and telecommunications, and are sold primarily in North America, Europe and Asia.

We have manufacturing operations in Dallas, Texas and manufacturing agreements with one manufacturer in the Philippines, one manufacturer in Taiwan and one manufacturer in Japan. Generally, the core SAW device or die is produced in Dallas in a wafer fabrication process and shipped to the foreign manufacturers for assembly with other purchased components.

Results and balances include our accounts and those of our wholly owned subsidiary, RFM Export, Inc. This subsidiary was originally created to take advantage of tax laws regarding Foreign Sales Corporations. These laws expired in calendar year 2001 and thus caused us to dissolve RFM Export, Inc. in February 2002.

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

Other Assets include legal costs of obtaining patents. These costs are amortized over the estimated useful lives of the respective patents, which are based on the related technology, ranging from five to seventeen years.

Impairment of Long-lived Assets is evaluated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which requires an entity to review long-lived tangible and intangible assets for impairment and recognize a loss if expected future undiscounted cash flows are less than the carrying amount of the assets. Such losses are measured as the difference between the carrying value and the estimated fair value of the assets. The estimated fair value is determined based on expected undiscounted future cash flows. See Note 15 regarding charges related to impairment of tangible assets. There were no impairment charges related to intangible assets in the current year.

Warranty Reserve is established based upon estimated warranty returns for the one year period after shipment date as permitted by our standard sales agreement. The warranty reserve included in the accrued liabilities in the accompanying balance sheet at August 31, 2004 and 2003 was $50,000. Warranty claims have historically been limited because of our extensive quality systems.

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

Deferred Income Taxes are provided under the asset and liability method for temporary differences in recognition of income and expense for tax and financial reporting purposes. Due to historical losses and a limited history of taxable income, we maintain a full valuation allowance on our deferred tax assets.

Earnings (Loss) per Share is computed by dividing the net earnings (loss) by the weighted average shares of common stock outstanding during the period. Diluted earnings (loss) per share is similar to basic earnings per share except that it is based on the weighted average number of common and potentially dilutive shares, from dilutive stock options and warrants to purchase common stock outstanding during each year. The dilutive effect of the options and warrants to purchase common stock are excluded from the computation of diluted net loss per share if their effect is antidilutive. The number of common stock equivalents excluded from the diluted net loss per share computation at August 31, 2004, 2003 and 2002 because they were antidilutive, were as follows:

	2004	2003	2002
Common stock options	—	2,032,625	1,782,800
Common stock warrants	—	593,332	563,332

Total	—	2,625,957	2,346,132

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

The following table illustrates the effect on net income and earnings per share as if the fair value based method under SFAS No. 123 had been applied to all outstanding vested and unvested awards, as well as our ESPP in each period (in thousands except per share amounts):

	Years Ended August 31,
	2004	2003	2002
Net income (loss), as reported	$2,237	$(3,341)	$(442)
Add: Stock option based compensation expense included in reported net income, net of related tax effects.	105	19	11
Deduct: Total stock option based compensation expense, including ESPP, determined under fair value based method for all awards, net of related tax effects.	(1,391)	(1,284)	(1,672)

Pro forma net income (loss)	$951	$(4,606)	$(2,103)

EARNINGS (LOSS) PER SHARE
Basic - as reported	$0.29	$(0.47)	$(0.06)

Basic - pro forma	$0.13	$(0.64)	$(0.30)

Diluted - as reported	$0.27	$(0.47)	$(0.06)

Diluted - pro forma	$0.12	$(0.64)	$(0.30)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Years Ended August 31,
	2004	2003	2002
Expected dividend yield	0	0	0
Risk-free interest rate	3.5%	3.7%	3.6%
Expected life of options (years)	6.0 yrs.	6.0 yrs.	6.0 yrs.
Assumed volatility	80%	79%	81%

Segment Accounting – We report as a single segment under SFAS 131, “Disclosures about Segments of an Enterprise and Related Information”. Our management reviews financial information at the enterprise wide level and makes decisions accordingly.

Recently Issued Accounting Standards – In December 2003, the Securities and Exchange Commission released Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”). SAB 104’s primary purpose is to rescind accounting guidance contained in SAB No. 101, “Revenue Recognition in Financial Statements” related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”. With the adoption of SAB 104, we continue to be in compliance with current revenue recognition standards.

2.	TRADE RECEIVABLES

Trade Receivables consist of the following (in thousands):

	2004	2003
Trade receivables	$7,419	$6,954
Other receivables	224	209
Allowances for trade receivables	(286)	(250)

Total	$7,357	$6,913

Allowance activity as follows (in thousands):

	2004	2003	2002
Beginning balance	$250	$200	$260
Provision for trade receivables	35	36	100
Recoveries (Write-offs)	1	14	(160)

Ending balance	$286	$250	$200

3.	INVENTORIES

	2004	2003
Raw materials and supplies	$3,307	$3,116
Work in process	2,340	2,641
Finished goods	4,517	3,823

Total gross inventories	10,164	9,580
Less inventory reserves	(1,031)	(1,686)

Total inventories	$9,133	$7,894

In the third quarter of fiscal 2003, we increased inventory reserves by recording a $2.6 million charge related to obsolescence and write-down of inventory associated with our product line modification and rationalization program. The charge was recorded as cost of sales in our consolidated statement of operations. During the fourth quarter of fiscal 2003 and in fiscal 2004 most of this inventory has been disposed of and the reserve reduced accordingly.

4.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	2004	2003
Land and improvements	$421	$417
Building and improvements	2,525	2,524
Machinery and equipment	29,570	31,512
Test Fixtures	163	114
Construction in progress	293	109
Leasehold improvements	523	523
Computer software	2,499	2,356
Office furniture	410	410

Total	36,404	37,965

Less accumulated depreciation and amortization	(29,401)	(28,764)

Property and equipment - net	$7,003	$9,201

In the third quarter of fiscal 2003 we recorded an impairment of fixed assets charge of $1.2 million, which was a result of a write down of fixed assets resulting from the continuation of our facility consolidation. See Note 13 on restructuring and impairment.

In fiscal 2003, we purchased one of the two buildings that we had been leasing for our Dallas headquarters. The purchase price was $1,400,000. Of this amount, $310,000 was allocated as land cost and $1,090,000 as building cost based on relative fair values. The 31,000 square foot facility contains our wafer fabrication and domestic pilot line operations. Our banking agreement was used to finance $1,050,000 of the purchase price. The building is being depreciated over ten years. The net book value of previous leasehold improvements on the building was reclassified to cost of building and improvements. The improvements are being depreciated over their remaining useful lives of 3 to 5 years.

Construction in progress includes computer software and other fixed assets not yet placed in service.

5.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	2004	2003
Accrued payroll and compensation, including accrued medical benefits	$882	$685
Current portion of Oracle software note	117	—
Other accrued expenses	898	792

Total	$1,897	$1,477

Other accrued expenses include an accrual for local property taxes of $226,000. In August 2004, we filed a petition for review of the property appraisal values set by the local governmental appraisal district. While we expect a favorable ruling from the petition, any potential increase in tax from an unfavorable ruling would be immaterial.

6.	LONG-TERM DEBT

Long-term debt payable at August 31, 2004 and 2003 consist of the following (in thousands):

	2004	2003
Revolving line-of-credit	$—	$2,696
Term note	—	450
Real estate term note	—	997
Unamortized debt discount	—	(45)

Total	—	4,098
Less: Current maturity	—	3,206

Long-term debt	$—	$892

As of August 31, 2004, our revolving line-of-credit facility, our term note and our real estate mortgage were paid off. We used proceeds from common stock issued under employee stock programs and from our positive cash flow from operations to pay these obligations.

Revolving Line of Credit and Term Note – On December 8, 2000, we entered into a banking agreement. The agreement was reissued as amended and restated on February 3, 2003 and subsequently amended four times. The agreement consists of (a) a revolving line-of-credit facility of up to $7,500,000 (recently lowered at our request from $13,500,000), limited to an available borrowing base, which is based on the levels of eligible accounts receivable and inventory, (b) a term note of $3,000,000 and (c) a real estate mortgage of $1,050,000. Substantially all of our assets, tangible and intangible, were pledged as collateral. The banking agreement calls for an interest rate of bank prime plus 1.5% (6.00% on August 31, 2004) and expires in December 2005.

At August 31, 2004, we maintain access to the revolving line of credit. Our revolving line-of-credit facility loan balance was zero at August 31, 2004, but a loan advance of $6,079,000 was available under our current borrowing base. An additional $1,421,000 may become available if our borrowing base were to increase sufficiently to support the increased borrowing. We eliminated the Export/Import facility within this agreement effective December 31, 2003. This had the effect of lowering our interest expense and lowering the amount available by approximately $1,300,000. Our revolving line of credit was classified as short-term at August 31, 2003 due to a lockbox arrangement with the bank, which requires the use of cash receipts to repay the amounts outstanding.

Real estate mortgage - To finance our purchase of a building at our Dallas headquarters, a real estate mortgage was established under our banking agreement on February 3, 2003 for $1,050,000. As of August 31, 2004, the mortgage note was paid in full.

Warrants - Upon signing our banking agreement, we also entered into a warrant purchase agreement with the lender and issued warrants to purchase 30,000 shares of our common stock at an exercise price of $5.00 per share. The warrants expire 10 years from date of issuance. The fair value assigned to these warrants of $85,000 was accounted for as a debt issuance cost and was amortized over the period of our banking agreement. In connection with the amendment in May 2003 to our banking agreement, we entered into a warrant purchase agreement with the lender and issued warrants to purchase an additional 30,000 shares of our common stock at an exercise price of $3.75 per share. The warrants expire 3 years from date of issuance. The fair value assigned to these warrants of $42,000 was accounted for as a debt issuance cost and was amortized over the period of our banking agreement. As of August 31, 2004, the debt discount had been fully amortized.

Covenants - Our banking agreement contains financial covenants relating to various matters, including but not limited to, minimum net worth, quarterly and monthly earnings, limitations on changes in corporate structure, and restrictions on dividends and capital spending. Some of these covenants become increasingly restrictive over time. We were in compliance with all covenants as of August 31, 2004. Although we believe that we will be able to continue to meet the covenants, there is no assurance that this will occur. Should there be a covenant violation when we have outstanding borrowings and there is not a waiver or amendment, the maturity of our debt could be accelerated and other sources of cash would be needed.

7.	LEASES AND CONTINGENCIES

Leases - We have entered into non-cancelable operating lease agreements for one of our headquarters facilities and certain equipment. Rent expense under the operating leases in 2004, 2003, and 2002 was $196,000, $570,000, and $740,000, respectively. Minimum future rental commitments under the operating leases at August 31, 2004 are as follows (in thousands):

Operating Leases
Fiscal year ending August 31:
2005	$189
2006	175
2007	186
2008	46

Total minimum payments	$596

Purchase commitments – We have contractual relationships with one manufacturer in the Philippines (Automated Technology (Phil.) Inc.), one manufacturer in Taiwan (Tai-Saw Technology Co., Ltd.) and one manufacturer in Japan (Morioka Seiko Instruments, Inc., a subsidiary of Seiko Instruments, Inc.). The agreements with all three manufacturers call for us to commit to three months of activity in accordance with a three-month forecast submitted by us and accepted by the manufacturer. The contract value of the three-month commitment as of August 31, 2004 was approximately $4.7 million.

Litigation – We are involved in routine litigation from time to time incidental to the conduct of our business. Currently, there is no litigation pending that causes a material contingency.

8.	CAPITAL STOCK

Preferred stock - Preferred stock of 5,000,000 shares with $.001 par value is authorized; none was issued or outstanding at August 31, 2004 and 2003. Rights, preferences and other terms of the preferred stock will be determined by the Board of Directors at the time of issuance.

Stock Warrants – In December 2000, we sold 533,332 unregistered shares of common stock to a group of investors for $3.75 per share. Attached to the common stock were warrants to purchase 533,332 additional shares of our common stock at an exercise price of $7.50 per share. The warrants had a term of three years, expiring in December 2003. The value of these warrants using the Black-Scholes model was approximately $714,000.

In November 2003, 109,998 of such warrants were exercised in cashless transactions. The excess of market price of $8.062 per share at the time of exercise over the grant price of $7.50 per share was issued to the warrant holders in the form of 7,665 shares of new common stock. In December 2003, the rest of such warrants, 423,334, were exercised in cashless transactions. The excess of market price of $10.198 per share at the time of exercise over the grant price of $7.50 per share was issued to the warrant holders in the form of 111,994 shares of new common stock.

Restricted common stock grants - All restricted stock has been issued from our 1997 Plan. The grants are considered issued stock when granted and presented to the grantee as vesting occurs. We record unearned compensation based on the share price on the date of the grant and expenses that amount over the vesting period. Generally, the shares vest over a two or four year period. We have recognized compensation expense related to restricted stock grants of approximately $110,000, $151,000 and $223,000 in fiscal 2004, 2003 and 2002, respectively. A summary of our 1997 Plan restricted stock activity and unvested balance follows:

	2004		2003		2002
	Shares	Weighted- average Price	Shares	Weighted- average Price	Shares	Weighted- average Price
Unvested at beginning of year	50,758	$3.5408	115,400	$3.6831	139,268	$3.8751
Granted	—	—	—	—	9,000	$4.1500
Vested	(36,055)	$3.5812	(64,642)	$3.7948	(26,752)	$4.7428
Forfeited	—	—	—	—	(6,116)	$4.1071

Unvested at end of year	14,703	$3.4418	50,758	$3.5408	115,400	$3.6831

Stock Options - Under the terms of our 1999 Equity Incentive Plan, or 1999 Plan, options to purchase common stock, stock bonuses and rights to purchase restricted stock may be granted to non-officer employees at the discretion of the board of directors and subject to certain restrictions. We have authorized for issuance pursuant to the 1999 Plan 1,001,200 shares of common stock. We added 300,000 shares to the 1999 Plan in fiscal 2003. At August 31, 2004, there are 655,006 shares subject to outstanding options and 115,107 shares available for issuance pursuant to future grants under this plan.

Under the terms of our 1997 Equity Incentive Plan, or 1997 Plan, we may grant nonqualified and incentive options to purchase common stock, and stock bonuses and rights to purchase restricted stock to key employees, directors or consultants at the discretion of the board of directors and subject to certain restrictions. We have authorized for grant 2,194,000 shares of common stock. The number of shares authorized and added to the plan in the past three years was 200,000 shares in fiscal 2004, 200,000 shares in fiscal 2003 and 100,000 shares in fiscal 2002. Also, in fiscal 2004, we transferred the balance of 119,000 shares of common stock authorized for issuance under our Non-Employee Director Stock Option Plan to our 1997 Plan, as approved by our shareholders at the annual meeting.

Under the terms of our 1986 Stock Option Plan, or 1986 Plan, nonqualified options to purchase common stock may be granted to key employees and consultants at the discretion of the board of directors, subject to certain restrictions. We have authorized a total of 712,501 shares of common stock for issuance under the 1986 Plan. The authority to grant additional options under this plan terminated in November 2002, but options previously granted shall remain in effect in accordance with their terms. At August 31, 2004, there are options to purchase 5,900 shares outstanding under this plan.

Under the terms of our Non-Employee Director Stock Option Plan, or Director Plan, options to purchase common stock may be granted every January 1 to each director who is not an officer of the Company. We have authorized a total of 256,000 shares of common stock for issuance under the Director Plan. We added 100,000 shares to the plan in fiscal 2003. The authority to grant additional options under this plan terminated in April 2004, but options previously granted shall remain in effect in accordance with their terms. In fiscal 2004, we transferred the balance of 119,000 shares of common stock authorized for issuance under our Non-Employee Director Stock option Plan to our 1997 Plan, as approved by our shareholders at the annual meeting. At August 31, 2004, there are options to purchase 218,500 shares of common stock outstanding under this plan.

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

	2004		2003		2002
	Shares	Weighted- average Exercise Price	Shares	Weighted- average Exercise Price	Shares	Weighted- average Exercise Price
Outstanding at beginning of year	2,032,625	$5.9615	1,782,800	$6.4475	1,612,287	$7.0231
Granted	384,000	$7.0565	338,500	$3.0683	273,500	$2.9715
Exercised	(338,728)	$5.2290	(64,492)	$3.8601	(41)	$0.0600
Expired	(8,894)	$2.5813	(24,183)	$6.9026	(102,946)	$6.2285

Outstanding at end of year	2,069,003	$6.2991	2,032,625	$5.9615	1,782,800	$6.4475

Options exercisable at year-end	1,388,264	$6.8510	1,326,903	$7.1866	1,030,459	$7.6624

The following table summarizes information about stock options outstanding at August 31, 2004 for all four plans:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 8/31/04	Weighted- average Remaining Contractual Life	Weighted- average Exercise Price	Number Exercisable at 8/31/04	Weighted- average Exercise Price
$ 2.0100 to $ 3.9500	702,540	7.49 years	$3.08	421,113	$3.14
$ 4.1500 to $ 7.5000	754,858	6.80 years	$6.02	472,700	$6.02
$ 7.5625 to $ 11.3750	455,105	5.71 years	$9.13	337,951	$9.38
$ 12.1250 to $ 27.0625	156,500	4.09 years	$13.87	156,500	$13.87

Totals	2,069,003			1,388,264

Employee Stock Purchase Plan - In 1994, we adopted an employee stock purchase plan, or Purchase Plan. In connection with the adoption of the Purchase Plan, we have reserved a total of 875,000 shares of our common stock. The number of shares authorized and added to the plan in the past three years was 150,000 shares in fiscal 2004 and 200,000 shares in fiscal 2002. Under the terms of the Purchase Plan, rights to purchase common stock may be granted to eligible employees at the discretion of the board of directors, subject to certain restrictions. The Purchase Plan enables our eligible employees, through payroll withholding, to purchase shares of common stock at 85% of the lesser of the fair market value of the common stock at the grant date or the purchase date. Purchases are made on a pre-determined semi-annual schedule. At August 31, 2004, there are 189,487 shares reserved for future purchase rights under this plan. A summary of the activity for the employee stock purchase plan is as follows:

	Shares	Purchase Proceeds
Purchases:
2002	60,273	160,869
2003	64,272	160,858
2004	87,263	332,316

Stock Options for Consultants – Periodically, we grant stock options to purchase our common stock to consultants for services to be rendered. Generally, the options vest over a four year period. We use the Black-Scholes model to value the unvested options on the date of grant and each subsequent quarter over the vesting period. The values are expensed over the future vesting periods. Following is a summary of the stock options granted to consultants and approximate expense recognized:

Date of Grant	Options Granted	Exercise Prices	Vesting Period	Recognized Compensation Expense
				2004	2003	2002
1st Qtr. 2001	20,000	$6.63	4 years	$32,800	$8,600	$7,400
2nd Qtr. 2001	5,000	$3.81	4 years	8,700	2,400	2,000
1st Qtr. 2002	5,000	$2.01	4 years	8,500	2,400	1,600
2nd Qtr. 2003	24,000	$2.44-$2.69	4 years	33,300	5,400	—
1st Qtr. 2004	2,000	$7.37	4 years	2,100	—	—
3rd Qtr. 2004	4,000	$10.24	6 months	19,400	—	—
4th Qtr. 2004	2,000	$6.19	4 years	—	—	—

Total expense recognized				$104,800	$18,800	$11,000

Stockholder Rights Plan - In December 1994, we adopted a stockholder rights plan. In connection with the adoption of such plan, we reserved 250,000 shares of our Series A Junior Participating Preferred Stock. At the same time we declared a dividend of one preferred share purchase right, or Right, for each outstanding share of our common stock. The dividend of 4,965,847 Rights was issued to the stockholders of record on January 16, 1995. Each Right entitles the registered holder to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock at a price of $74.40 per one one-hundredth of a Preferred Share, subject to adjustment. The Rights become exercisable on the earlier of (a) the tenth day after the public announcement of acquisition by a person or group of persons, not including an exempt person as defined by the stockholder rights plan, of 15% or more of our common shares outstanding or (b) the tenth business day after the date of first public announcement of the intention of a person or group of persons to commence a tender or exchange offer to acquire 15% or more of our common shares outstanding. When issued, the Preferred Shares have dividend and voting rights that are defined in the Rights plan. We can redeem the Rights at a redemption price of $.01 per Right in accordance with the Rights plan, and the Rights expire on December 20, 2004. The Board of Directors has approved the extension of the Rights Plan until December 20, 2009.

9.	INTERNATIONAL SALES

International sales in foreign markets are as follows (in thousands):

	2004		2003		2002
	Sales	As a Percentage of Total Revenue	Sales	As a Percentage of Total Revenue	Sales	As a Percentage of Total Revenue
International sales:
Europe	$13,203	27.2%	$10,778	25.1%	$14,007	32.4%
Asia	14,269	29.4%	9,683	22.6%	6,386	14.8%
Other	2,204	4.6%	2,020	4.7%	2,134	4.9%

Total international sales	$29,676	61.2%	$22,481	52.4%	$22,527	52.1%

There are no assets separately identified with international sales.

10.	CONCENTRATION RISKS

Receivables

No customer represented 10% or more of either the total trade receivable balance at August 31, 2004 or the total sales for fiscal 2004.

Only one customer represented 10% or more of either the total trade receivable balance at August 31, 2003 or the total sales for fiscal 2003. This customer represented 16% of the accounts receivable balance and 5% of total sales. The large ratio of receivables relative to prior year results from an increase in sales in the fourth quarter.

Payables

Three vendors each represented 10% or more of either total trade payables at August 31, 2004 or total cost of sales for fiscal 2004, two of which were our offshore contractors. One vendor represented 23% of the trade payable balance and 22% of total cost of sales. Another vendor represented 26% of the trade payable balance and 17% of total cost of sales. The third vendor represented 11% of the trade payable balance and 5% of total cost of sales.

Two vendors each represented 10% or more of either total trade payables at August 31, 2003 or total cost of sales for fiscal 2003. One vendor represented 34% of the trade payable balance and 20% of total cost of sales. The other vendor represented 15% of the trade payable balance and 7% of total cost of sales.

11.	INCOME TAXES

The income tax expense (benefit) is shown below (in thousands):

	2004	2003	2002
Current - federal	$49	$—	$(1,001)
Current - state	(35)	25	20
Deferred	—	—	—

	$14	$25	$(981)

A reconciliation between income taxes computed at the federal statutory rate and income tax expense (benefit) is shown below (in thousands):

	2004	2003	2002
Income tax expense (benefit) computed at federal statutory rate	$765	$(1,127)	$(484)
State income tax expense - net of federal income tax benefit	6	25	20
State income tax refund - net of federal income tax benefit	(30)
Expenses not deductible for tax purposes	12	9	11
Increase (decrease) in valuation allowance	(762)	1,034	(444)
Changes in tax credits	23
Other	—	84	(84)

Total income tax expense (benefit)	$14	$25	$(981)

The tax effects of significant items comprising our net deferred income taxes as of August 31, 2004 and 2003 are as follows (in thousands):

	2004	2003
Net Operating Losses	$5,671	$6,499
Accruals and valuation allowances not currently deductible	1,700	1,607
Prepaids and other compensation	(151)	(131)
Gain/Loss on asset disposal	(1,330)	(1,307)
Inventory costs capitalized for tax purposes	73	70
Tax credit carryforwards	626	612
Less: Valuation Allowance	(6,589)	(7,350)

Total deferred income tax benefit	$—	$—

As of August 31, 2004, we have income tax carryforwards of $16,678,153, $576,911 and $49,456 related to net operating losses, general business credits and alternative minimum tax credits, respectively, available to reduce future federal income tax liabilities. The net operating loss carryforwards expire August 31, 2023.

We account for taxes in accordance with SFAS 109 “Accounting for Income Taxes”. Consistent with prior years and due to our historical losses and a limited history of taxable income, we have maintained a 100% valuation allowance against our net deferred tax assets. We retain the tax benefits involved and will realize the benefits in future periods to the extent we are profitable.

12.	EMPLOYEE BENEFIT PLAN

We have a profit sharing plan under Section 401(k) of the Internal Revenue Code, which covers substantially all employees. We may match employee contributions at a rate determined by the board of directors. Discretionary matching cash contributions of approximately $127,000, $91,000 and $88,000 were made in 2004, 2003 and 2002, respectively.

13.	RESTRUCTURING AND IMPAIRMENT

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

The following represents a reconciliation of the restructuring accrual for severance costs:

	Year Ended August 31, 2003	Year Ended August 31, 2002
Beginning balance	$—	$352
Accrual for restructuring costs	33	—
Severance payments to employees	(33)	(352)

Ending balance	$0	$0

14.	QUARTERLY INFORMATION (UNAUDITED)

Selected unaudited quarterly financial data is as follows (in thousands, except per-share amounts):

	Fiscal 2004 Quarter Ended				Fiscal 2003 Quarter Ended
	Nov. 30	Feb. 29	May 31	Aug. 31	Nov. 30	Feb. 28	*May 31	Aug. 31
Sales	$11,139	$11,273	$13,568	$12,526	$10,628	$10,399	$10,818	$11,090
Cost of sales	7,833	7,681	9,144	8,510	7,752	7,656	10,418	7,956

Gross profit	3,306	3,592	4,424	4,016	2,876	2,743	400	3,134

Operating expenses:
Research and development	854	987	1,358	1,271	788	773	833	872
Sales and marketing	1,269	1,318	1,442	1,355	1,220	1,159	1,230	1,268
General and administrative	713	766	778	783	665	639	683	661
Restructuring and impairment	—	—	—	—	—	—	1,216	—

Total	2,836	3,071	3,578	3,409	2,673	2,571	3,962	2,801

Income (loss) from operations	470	521	846	607	203	172	(3,562)	333
Other expense, net	(64)	(34)	(51)	(44)	(143)	(109)	(132)	(78)

Income (loss) before income taxes	406	487	795	563	60	63	(3,694)	255
Income tax expense	5	3	2	4	6	6	8	5

Net income (loss)	$401	$484	$793	$559	$54	$57	$(3,702)	$250

Earnings per share:
Basic	$0.06	$0.06	$0.10	$0.07	$0.01	$0.01	$(0.52)	$0.03

Diluted	$0.05	$0.06	$0.09	$0.07	$0.01	$0.01	$(0.52)	$0.03

Weighted average common shares outstanding:
Basic	7,278	7,603	7,722	7,784	7,132	7,156	7,168	7,222

Diluted	7,752	8,412	8,455	8,261	7,177	7,185	7,168	7,605

*	During the third quarter of fiscal 2003, we took a charge of approximately $3.8 million related to inventory, property and severance. See further discussion in footnotes 3 and 13.

* * * * * *

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of Registrant. (2)
3.2	Bylaws of Registrant. (2)
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2	Specimen Stock Certificate. (2)
4.3	Rights Agreement dated as of December 20, 1994. (15)
4.4	First Amendment to Rights Agreement dated August 14, 1996. (16)
4.5	Second Amendment to Rights Agreement dated December 11, 2000. (18)
4.6	Form of Unit Subscription Agreement for Common Stock and Warrants between the Registrant and certain investors dated December 11, 2000. (19)
4.7	Form of Common Stock Purchase Warrant between Registrant and certain investors. (19)
4.8	Form of Registration Rights Agreement between Registrant and certain investors dated December 11, 2000. (19)
10.1	Form of Indemnity Agreement entered into by the Registrant and each of its officers and directors. (1)
10.4	1986 Incentive Stock Option Plan, as amended and related grant forms. (1)
10.5	1986 Supplemental Stock Option Plan, as amended and related grant forms. (1)
10.6	Form of Employee Stock Purchase Plan. (1)
10.7	Form of Employee Stock Purchase Plan Offering. (1)
10.8	Non-Employee Director’s Stock Option Plan. (2)
10.9	Form of Non-Employee Director’s Stock Option. (1)
10.10	Lease Agreement between the Registrant and Jeff Yassai. (2)
10.18	Form of Restrictive Stock Bonus Agreement to be entered November 30, 1995. (6)
10.23	Form of Change of Control Agreement for certain officers. (9)
10.25	Form of Restricted Stock Bonus Agreement. (11)
10.26	1999 Equity Incentive Plan. (11)
10.27	Form of Notice of Grant of Stock Options and Grant Agreement. (11)
10.39	Consulting Agreement between the Company and Tom Garrett dated June 28, 2000. (17)
10.45	Registration Rights Agreement between Registrant and Wells Fargo Business Credit, Inc. dated as of December 8, 2000. (19)
10.46	Warrant Agreement between Registrant and Wells Fargo Business Credit, Inc. dated as of December 8, 2000. (19)
10.51	Manufacturing Agreement between Registrant and Automated Technology (Phil.) Inc. Electronics Corporation dated February 22, 2001. (20)
10.59	Amendment 1 to manufacturing agreement between Registrant and Automated Technology (Phil.) Inc. Electronics Corporation dated July 19, 2001. (21)
10.72	Product Agreement between Registrant and Tai-Saw Technology Co., LTD dated September 1, 2002. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. The text has been filed separately with the Commission. (25)
10.75	Amended and Restated Credit and Security Agreement between Registrant and Wells Fargo Business Credit, Inc. dated February 3, 2003. (26)
10.76	Amended and Restated Revolving Note between Registrant and Wells Fargo Business Credit, Inc. dated February 3, 2003. (26)
10.83	Comprehensive Manufacturing Assembly Agreement between Registrant and Tai-Saw Technology Co., Ltd. dated March 1, 2003. Portions of this exhibit have been

1

omitted pursuant to a request for confidential treatment. The text has been filed separately with the Commission. (27)
10.85	First Amendment to Amended and Restated Credit and Security Agreement between Registrant and Wells Fargo Business Credit, Inc. dated May 31, 2003. (27)
10.86	Warrant Agreement between Registrant and Wells Fargo Business Credit, Inc. dated May 31, 2003. (27)
10.87	First Amendment to Registration Rights agreement between Registrant and Wells Fargo Business Credit, Inc. dated May 31, 2003. (27)
10.90	Chairman of the Board of Directors service agreement between the Company and Michael Bernique dated May 1, 2003. (28)
10.91	Second Amendment to Amended and Restated Credit and Security Agreement between Registrant and Wells Fargo Business Credit, Inc. dated November 26, 2003. (29)
10.93	Third Amendment to Amended and Restated Credit and Security Agreement between Registrant and Wells Fargo Business Credit, Inc. dated June 10, 2003. (30)
10.94	Fourth Amendment to Amended and Restated Credit and Security Agreement between Registrant and Wells Fargo Business Credit, Inc. dated August 10, 2004. (30)
10.95	Amendment 1 dated August 1, 2004 to Comprehensive Manufacturing Assembly Agreement between Registrant and Tai-Saw Technology Co., Ltd. Dated May 1, 2003. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. The text has been filed separately with the Commission. (30)
10.96	Amended and Restated Manufacturing and Technical Support Agreement between Registrant and Morioka Seiko Instruments, Inc. dated June 11, 2004. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. The text has been filed separately with the Commission. (30)
11.1	Computation of net income (loss) per share. (30)
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm. (30)
24.1	Power of Attorney. See page 38.
31.1	Certificate Pursuant to Section 302 of Sarbanes – Oxley Act of 2002 for CEO. (30)
31.2	Certificate Pursuant to Section 302 of Sarbanes – Oxley Act of 2002 for CFO. (30)
32.1	Certificate Pursuant to Section 906 of Sarbanes – Oxley Act of 2002 for CEO. (30)
32.2	Certificate Pursuant to Section 906 of Sarbanes – Oxley Act of 2002 for CFO. (30)

(1)	Previously filed as an exhibit to the Registration Statement on Form S-1, as amended (Registration No. 33-78040) and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Annual Report on Form 10-K for the year ended August 31, 1994, and incorporated herein by reference.
(6)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended November 30, 1995, and incorporated herein by reference.
(9)	Previously filed as an exhibit to the Annual Report on Form 10-K for the year ended August 31, 1997, and incorporated herein by reference.
(11)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended May 31, 1999, and incorporated herein by reference.
(15)	Previously filed as an exhibit to the Form 8-K file December 29, 1994, and incorporated herein by reference.
(16)	Previously filed as an exhibit to the Form 8-K file December 19, 1996, and incorporated herein by reference.

2

(17)	Previously filed as an exhibit to the Annual Report on Form 10-K for the year ended August 31, 2000, and incorporated herein by reference.
(18)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended November 30, 2000, and incorporated herein by reference.
(19)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended February 28, 2001, and incorporated herein by reference.
(20)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended May 31, 2001, and incorporated herein by reference.
(21)	Previously filed as an exhibit to the Annual Report on Form 10-K for the year ended August 31, 2001, and incorporated herein by reference.
(25)	Previously filed as an exhibit to the Annual Report on Form 10-K for the year ended August 31, 2002, and incorporated herein by reference.
(26)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended February 28, 2003, and incorporated herein by reference.
(27)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended May 31, 2003, and incorporated herein by reference.
(28)	Previously filed as an exhibit to the Annual Repot on Form 10-K for the year ended August 31, 2003, and incorporated herein by reference.
(29)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended November 30, 2003, and incorporated herein by reference.
(30)	Filed as an exhibit to this Annual Report on Form 10-K.

3