Form 10-Q
period 2004-11-30
RF MONOLITHICS INC /DE/
filed 2005-01-14
CIK 922204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2004

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

As of December 31, 2004: 7,823,887 shares of the Registrant’s Common Stock, $.001 par value, were outstanding.

RF MONOLITHICS, INC.

FORM 10-Q

QUARTER ENDED NOVEMBER 30, 2004

PART I. CONDENSED FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

RF MONOLITHICS, INC.

CONDENSED BALANCE SHEETS

(In Thousands)

	November 30, 2004	August 31, 2004 (a)
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$3,102	$2,715
Trade receivables - net	8,159	7,357
Inventories - net	8,863	9,133
Prepaid expenses and other	327	282

Total current assets	20,451	19,487

PROPERTY AND EQUIPMENT - Net	6,563	7,003

OTHER ASSETS - Net	345	283

TOTAL	$27,359	$26,773

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable - trade	$2,962	$2,785
Accrued expenses and other current liabilities	1,908	1,897

Total current liabilities	4,870	4,682

OTHER LIABILITIES	200	245

STOCKHOLDERS’ EQUITY:
Common stock: 7,811 and 7,806 shares issued	8	8
Additional paid-in capital	36,382	36,338
Common stock warrants	128	128
Treasury stock, 36 common shares at cost	(227)	(227)
Accumulated deficit	(13,906)	(14,313)
Unearned compensation	(96)	(88)

Total stockholders’ equity	22,289	21,846

TOTAL	$27,359	$26,773

(a)	Derived from audited financial statements.

See notes to condensed financial statements.

RF MONOLITHICS, INC.

CONDENSED STATEMENTS OF OPERATIONS - UNAUDITED

(In Thousands, Except Per-Share Amounts)

	Three Months Ended November 30,
	2004	2003
SALES	$12,163	$11,139

COST OF SALES	8,573	7,833

GROSS PROFIT	3,590	3,306

OPERATING EXPENSES:
Research and development	1,063	854
Sales and marketing	1,364	1,269
General and administrative	734	713

Total operating expenses	3,161	2,836

INCOME FROM OPERATIONS	429	470

OTHER INCOME (EXPENSE):
Interest income	10	—
Interest expense	(26)	(114)
Other expense	16	50

Total other expenses	—	(64)

INCOME BEFORE INCOME TAXES	429	406

INCOME TAX EXPENSE	22	5

NET INCOME	$407	$401

EARNINGS PER SHARE

Basic	$0.05	$0.06

Diluted	$0.05	$0.05

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING

Basic	7,809	7,278

Diluted	8,264	7,752

See notes to condensed financial statements.

RF MONOLITHICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS - UNAUDITED

(In Thousands)

	Three Months Ended November 30,
	2004	2003
OPERATING ACTIVITIES:
Net income	$407	$401

Noncash items included in net income:
Depreciation and amortization	596	743
Provision for trade receivable allowance	—	3
Amortization of unearned compensation	22	46
Gain on disposal of property and equipment	(18)	—

Sub-total	600	792

Cash provided by (used in) operating working capital:
Trade receivables	(802)	(320)
Inventories	270	152
Prepaid expenses and other	(45)	4
Accounts payable - trade	177	601
Accrued expenses and other liabilities	(5)	293

Sub-total	(405)	730

Net cash provided by operating activities	602	1,923

INVESTING ACTIVITIES:
Acquisition of property and equipment	(230)	(271)
Proceeds from disposition of property and equipment	110	32
Change in other assets	(80)	(3)

Net cash used in investing activities	(200)	(242)
FINANCING ACTIVITIES:
Repayments on line of credit	—	(1,712)
Repayments on building mortgage and other	—	(165)
Repayments of third party financing	(29)	—
Proceeds from issuance of common stock	14	135

Net cash used in financing activities	(15)	(1,742)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	387	(61)
CASH AND CASH EQUIVALENTS:
Beginning of period	2,715	216

End of period	$3,102	$155

SUPPLEMENTAL INFORMATION:
Interest paid	$3	$45

Income taxes paid	$57	$3

See notes to condensed financial statements.

RF MONOLITHICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS - UNAUDITED

1. INTERIM FINANCIAL STATEMENTS

The accompanying condensed financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, that in the opinion of the management of RF Monolithics, Inc are necessary for a fair presentation of our financial position as of November 30, 2004, and the results of operations and cash flows for the three months ended November 30, 2004 and 2003. These unaudited interim condensed financial statements should be read in conjunction with our audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended August 31, 2004, filed with the Securities and Exchange Commission. We did not have any subsidiaries in the periods covered by this report.

Operating results for the three months ended November 30, 2004, are not necessarily indicative of the results to be achieved for the full fiscal year ending August 31, 2005.

New Accounting Pronouncements - FASB Statement 123 (Revision 2004), “Share-Based Payment”, or FASB Revised Statement 123, was issued in December 2004 and is effective for reporting periods beginning after June 15, 2005. The new statement requires all share-based payments to employees to be recognized in the financial statements based on their fair values. We currently account for our share-based payments to employees under the intrinsic value method of accounting set forth in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issues to Employees”. We plan to adopt the new statement in our next fiscal year, beginning September 1, 2005. Adoption of this standard could materially impact the amount of compensation expense incurred for future financial reporting for stock options that vest, and for other stock awards to which the recipients become entitled, on or after September 1, 2005.

2. INVENTORIES

Inventories consist of the following (in thousands):

	November 30, 2004	August 31, 2004
Raw materials and supplies	$3,416	$3,307
Work in process	2,183	2,340
Finished goods	4,265	4,517

Total gross inventories	9,864	10,164
Less inventory reserves	(1,001)	(1,031)

Total inventories	$8,863	$9,133

3. PROPERTY AND EQUIPMENT

Property and equipment included construction in progress of $471,000 at November 30, 2004, and $293,000 at August 31, 2004, which was composed primarily of licensed software and other assets not yet placed in service.

4. CREDIT FACILITIES

Revolving Line of Credit – At November 30, 2004, we maintained access to a revolving line-of-credit. As of November 30, 2004, our revolving line-of-credit facility had a loan balance of zero and $6,694,000 was available under our borrowing base.

Our banking agreement in place at November 30, 2004, consisted of a revolving line-of-credit facility of up to $7,500,000 (lowered at our request from $13,500,000), limited to an available borrowing base, which was based on the levels of eligible accounts receivable. Substantially all of our assets, tangible and intangible, were pledged as collateral. The banking agreement calls for an interest rate of bank prime plus 1.5% (6.50% on November 30, 2004).

Covenants - Our banking agreement contained financial covenants relating to various matters, including but not limited to minimum net worth, quarterly and monthly earnings, limitations on changes in corporate structure, and restrictions on dividends and capital spending. We were in compliance with all covenants as of November 30, 2004.

Subsequent Event - On December 31, 2004, we replaced our banking agreement with a new revolving credit arrangement with an affiliate of our previous lender, under which the lender will make advances to us based on levels of eligible accounts receivable, subject to a limit of $10.0 million. At December 31, 2004, we had availability of approximately $6.0 million under the new arrangement. In comparison to the previous banking agreement, fees and interest rates will be lower. Revised financial covenants under the new revolving credit arrangement include provisions as to the ratio of senior funded debt to cash flow, tangible net worth, profitability, and fixed charges coverage. Although we believe that we will be able to continue to meet the covenants, there is no assurance that this will occur. Should there be a covenant violation when we have outstanding borrowings and there is not a waiver or amendment, the maturity of our debt could be accelerated and other sources of cash would be needed.

5. CAPITAL STOCK

Stock Options – There were no stock option grants in the first quarter ended November 30, 2004, and options to purchase 900 shares of stock were cancelled due to employee terminations and option period expirations.

We currently account for our stock option plans under APB No. 25 and related Interpretations. All options granted in the past have an exercise price equal to the market value of the underlying common stock on the date of grant. Accordingly, no compensation expense was recognized for options granted to employees and directors. Options granted to consultants are accounted for under FASB Statement 123 and are valued using the Black-Scholes model. Compensation expense of such options is recognized over the vesting life of the options, which is aligned with the consulting service life. As permitted by FASB Revised Statement 123, we will continue to apply APB No. 25 to our stock-based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share until adoption of FASB Revised Statement 123 in our next fiscal year, beginning September 1, 2005.

The following table illustrates the effect on net income and earnings per share as if the fair value based method under FASB Statement 123 had been applied to all outstanding vested and unvested awards in each period (in thousands, except per share amounts):

	Three Months Ended November 30,
	2004	2003
Net Income, as reported	$407	$401
Add: Stock option based compensation expense included in reported net income, net of related tax effects.	16	17
Deduct: Total stock option based compensation expense, including ESPP, determined under fair value based method for all awards, net of related tax effects.	(182)	(290)

Pro forma net income (loss)	$241	$128

EARNINGS (LOSS) PER SHARE
Basic - as reported	$0.05	$0.06

Basic - pro forma	$0.03	$0.02

Diluted - as reported	$0.05	$0.05

Diluted - pro forma	$0.03	$0.02

See Item 2 of Part I entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations for an additional discussion of our stock option plans.

6. SALES REVENUE

The following table sets forth the components of our sales and the percentage relationship of the components to sales by product area for the periods ended as indicated (in thousands, except percentage data):

	Quarter Ended
	November 30, 2004		November 30, 2003
	Amounts	% of Total	Amounts	% of Total
Product sales:

Low-power Product Group:
Low-power components	$4,165	34%	$4,778	43%
Virtual Wire™ radio products	3,053	25	2,949	26

Subtotal	7,218	59	7,727	69
Communications Products Group:
Frequency control modules	1,178	10	680	6
Filters	3,643	30	2,529	23

Subtotal	4,821	40	3,209	29

Total product sales	12,039	99	10,936	98
Technology development sales	124	1	203	2

Total sales	$12,163	100%	$11,139	100%

International sales were approximately 61% or $7,473 during the current quarter and 60% or $6,639 during the comparable quarter of the prior year. We consider all product sales with a delivery destination outside of North America to be international sales.

7. INCOME TAXES

During the quarter ended November 30, 2004 and 2003, we realized book income of $429,000 and $406,000, respectively. In both the current and prior years first quarter we recorded small provisions for state income tax and in the current year we also recorded a provision for alternative minimum federal income tax. We expect to record relatively small income tax provisions in future periods. The net alternative minimum federal tax is expected to be approximately 2% of taxable income prior to applying loss carry forwards and other credits. We continue to maintain a full valuation allowance on our deferred tax assets due to prior period losses, as well as the general economic environment. However, we retain the tax benefits involved and we will realize the benefit in future periods to the extent we are profitable.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion may be understood more fully by reference to the financial statements, notes to the financial statements, and management’s discussion and analysis contained in our Annual Report on Form 10-K for the year ended August 31, 2004 filed with the Securities and Exchange Commission.

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

Critical Accounting Policies

We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the periods presented. We described our most significant accounting policies, which we believe are the most critical to aid in fully understanding and evaluating reported financial results, in our Annual Report filed with the Securities and Exchange Commission on November 18, 2004 on Form 10-K. Those policies continue to be our most critical accounting policies for the period covered by this filing.

Results of Operations

In this next section we will discuss our financial statements. In doing this, we will make comparisons between the following periods, which we believe are relevant to understanding trends in our business:

•	The three months ended November 30, 2004 (current quarter and current year-to-date period) of the fiscal year ending August 31, 2005, in comparison to the three months ended November 30, 2003 (comparable quarter of the prior year and prior year-to-date period).

•	Certain comparisons with the three months ended August 31, 2004 (previous quarter), are provided where we believe it is useful to the understanding of trends.

•	There are some forward-looking statements that refer to our subsequent quarter ending February 28, 2005 (next quarter or second quarter).

The selected financial data for the periods presented may not be indicative of our future financial condition or results of operations.

The following table illustrates operating results for the four quarters of fiscal 2004 and the first quarter of fiscal 2005 (in thousands, except percentage data). These figures will be used when discussing trends in the following section.

	Fiscal 2004 Quarter Ended				Fiscal 2005 Quarter Ended
	Nov. 30	Feb. 29	May 31	Aug. 31	Nov. 30
Sales by product area:
Low-power Components	$4,778	$5,209	$5,635	$4,568	$4,165
Virtual Wire™ Radio products	2,949	2,711	3,444	3,304	3,053
Frequency Control Modules	680	805	873	1,016	1,178
Filters	2,529	2,494	3,560	3,617	3,643
Technology development sales	203	54	56	21	124

Total Sales	11,139	11,273	13,568	12,526	12,163
Cost of sales	7,833	7,681	9,144	8,510	8,573

Gross profit	3,306	3,592	4,424	4,016	3,590
% of sales	29.7%	31.9%	32.6%	32.1%	29.5%

Operating expenses:
Research and development	854	987	1,358	1,271	1,063
Sales and marketing	1,269	1,318	1,442	1,355	1,364
General and administrative	713	766	778	783	734

Total	2,836	3,071	3,578	3,409	3,161

Income from operations	470	521	846	607	429
Other expense, net	(64)	(34)	(51)	(44)	0

Income before income taxes	$406	$487	$795	$563	$429

The following table sets forth, for the three months ended November 30, 2004 and 2003, (a) the percentage relationship of certain items from our statements of operations to sales and (b) the percentage change in dollar amount of these items between the current period and the comparable period of the prior year:

	Percentage of Total Sales Quarter Ended November 30,		Percentage Change in Amounts from Quarter Ended November 30, 2003 to Quarter Ended November 30, 2004

	2004	2003
Sales	100%	100%	9%
Cost of sales	71	70	9

Gross profit	29	30	9

Research and development	9	8	24
Sales and marketing	11	11	7
General and administrative	6	6	3

Total operating expenses	26	25	11

Income from operations	3	5	(9)
Other expense, net	—	(1)	(100)

Income before income taxes	3	4	6
Income tax (benefit) expense	—	—	340

Net income	3%	4%	2%

Sales

Overall Sales Trends for the Current Quarter Compared to the Prior Year and Previous Quarter

Total sales increased 9% in the current quarter compared to the comparable quarter of the prior year and decreased 3% from the previous quarter. The increase from the prior year was primarily due to an increase in the number of units shipped in three of our four product lines, including the Virtual Wire™ Short-range Radio products, frequency control modules and filter product lines. The increase in number of units sold resulted primarily from increasing market acceptance of new products, particularly a 250% increase in filters sold for satellite radio applications. This overall increase in the number of units sold offsets the impact of decreases in average selling prices of 5% or more due to competitive conditions in our volume product lines. We compete in very price competitive markets in which customers require decreased prices over time to maintain their business. In addition, we understand that as new products ramp up in volume our customers expect economies of scale to result in lower pricing. For a discussion of strategies for sustaining gross profit, see “Gross Profit” below.

The 3% sales decrease from the previous quarter followed a trend that we have experienced in seven of the last eight years in which, for various reasons, first quarter sales decreased from the previous fourth quarter. In addition, the product mix changed slightly. Sales declined for our Low-power Components and Virtual Wire™ Short-range Radio products due to ongoing decreases in average selling prices of approximately 3% and slightly higher decreases in the number of units sold due to decreased production levels at our customers’ factories. This was partially offset by a 16% increase in sales of frequency control modules due to recovering sales in high-end work station and optical timing markets.

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

Guidance

Due to various seasonal factors, our second quarter sales typically decline from our first quarter and are the lowest of the fiscal year. In addition, we believe general market conditions remain uncertain. Of particular interest to us, it appears that automotive production levels will be reduced for the next several months as Original Equipment Manufacturers, or OEMs, work down inventory levels. We receive only limited visibility from our customers in the form of order backlog, due to uncertainties in sales to their customers. As a result, we rely heavily on business that is booked and shipped within the same quarter and this makes forecasting sales very difficult. This is especially true for the consumer portion of our satellite radio business. However, order trends and backlog levels that we do see lead us to believe that sales for the next quarter may be flat to up 5% from the prior year’s second quarter sales of $11.3 million.

Product Line Sales Trends:

Low-power Components

Sales of Low-power Components declined 13% from the comparable quarter of the prior year and 9% from the previous quarter. The decrease from the prior year was due to a 7% decrease in the number of units sold and a 6% decrease in average selling prices for these products. The reduction in the number of Low-power Components units sold was primarily due to reduction in sales of some of our older products, including TO-39 package style products and surface mount products for remote keyless entry, or RKE, applications. This continues an ongoing trend for sales of these older products to decline as customers either convert their use for these products to other technologies (phase lock loop technology without a requirement for a SAW element) or to other very low priced competitors. We have seen an increase in number of units sold for the tire pressure monitoring, or TPM, applications. We believe the Tread Act, which mandates a growing number of new vehicles in the United States to have some form of tire pressure monitoring, will help increase market demand. Proposed regulations to implement this legislation may go into effect in calendar year 2005. This may have a significant favorable impact on demand for the type of products we make that support direct conversion TPM systems. However, we believe there is considerable uncertainty as to the actual impact of the potential regulations on us.

The ongoing trend towards lower average selling prices for Low-power Components results from the fact that the primary market for these products is the automotive market for RKE and TPM applications. The automotive market is very price competitive and we have had to reduce average selling prices significantly to maintain our market position. We expect the trend of lower average selling prices for Low-power Components to continue. As a result of lower average selling prices and a trend toward lower sales for older products, we think sales of Low-power Components are unlikely to increase significantly and may even decline.

The reduction in sales of Low-power Components from the previous quarter primarily resulted from a 6% reduction in number of units sold to a wide variety of customers, including customers in consumer, distribution and industrial markets. These reductions result from an ongoing reduction in sales of older products and changes in production schedules on the part of our customers. Sales of Low-power Components have been significantly influenced in the past by changing production schedules for automotive customers and we expect this to continue. Another reason for the decline in sales of Low-power Components was the decline in average selling prices of Low-power Components, which was fairly significant at 3% in the current quarter.

Virtual Wire™ Short-range Radio products

Virtual Wire™ Short-range Radio products sales in the current quarter increased 4% in comparison to the comparable quarter of the prior year, but declined 8% from the previous quarter. The sales increase from the comparable quarter of the prior year was primarily due to a 10% increase in the number of units sold due to greater market acceptance of relatively new products, particularly for industrial automated meter reading, or AMR, applications. This was partially offset by a 5% decrease in average selling prices from the comparable quarter of the prior year, as customers reached negotiated volume price reduction levels. The reduction in sales from the previous quarter was due to a 4% reduction in the number of units sold and a 4% reduction in selling price. The reduction in number of units sold was due to reductions in the production schedules of several customers in consumer markets. The reduction in selling price appeared to be more related to the mix of customers in the current quarter than any ongoing trend.

We have devoted significant resources to developing and marketing new Virtual Wire™ Short-range Radio products. We believe these products offer potential for significant growth in sales in numerous wireless applications, particularly for applications that require small size and low power consumption. We intend to continue working with our customers to develop new applications using Virtual Wire™ Short-range Radio products and we expect future sales increases for these products. In addition, we have formed a Module Group to take advantage of new products designed to use this core radio technology to develop and market higher level products with low power consumption requirements, such as Mesh networking products. We have recently announced a joint technology agreement with StatSignal IPC, LLC, which is intended to develop products to fit Mesh networking applications. However, it is difficult for us to predict when, or if, these new products will have a significant impact on our sales.

Filters

Sales of filter products increased 44% from the comparable quarter of the prior year and 1% from the previous quarter. Both sales increases were primarily due to increases in the number of units sold due to greater market acceptance of these relatively new products, particularly for satellite radio applications. The unit increase from the prior comparable period was 200% for filters in general and 250% for satellite radio filters. We provide filters for both satellite radio service providers and we are working with them on future generations of product. We expect sales for the satellite radio application will continue to increase as subscriptions for those services continue to increase. We have seen both automotive and general consumer applications for satellite radio service develop. The consumer portion of the satellite radio market is characterized by very short lead times as the firms manufacturing the radios wait for orders from retail customers before placing orders for components. As a result, we have very little visibility from our customers for those products and this makes forecasting very difficult. We had a decrease in the number of units sold of older filter products, as some of the programs involved are coming to the end of their life cycles, particularly for base station filters in telecommunications applications.

The market for satellite radio filters appears to be more price competitive than we have seen for many Low-power Components markets. As a result, we needed to reduce prices to maintain our market position, which partially offset the impact of an increase in number of units sold. The decrease in average selling price was 51% when compared to the prior comparable period and 14% from the previous quarter. We believe the reduction in average selling price may slow down in the next two quarters as new pricing is now in effect for these products. We have devoted significant resources to developing and supporting the growth of our filter products and believe that acceptance of these products will grow in future periods. However, the product development and introduction cycle for new products involves many uncertainties, so it is difficult to predict whether or not our focus on filter products will continue to result in increased sales.

Frequency Control Modules

Sales of frequency control products increased 73% from the comparable quarter of the prior year and 16% from the previous quarter. The increase in sales in both cases was due to an increased number of units sold, particularly for high-end computer and optical timing applications. We believe the increases in sales for these products in recent periods results from a recovery in economic conditions in the markets served.

Other Sales Trends

The following table provides additional data concerning our sales:

	Percentage of Sales
	Current Quarter	Comparable Quarter	Previous Quarter
Sales to top five customers	42%	36%	34%
Distribution sales	24%	21%	26%
Number of significant customers ≥ 10% of our sales revenue	One	None	None
Sales to significant customer	13%	N/A	N/A
International sales	61%	60%	63%

Only one customer, a contract manufacturer, accounted for more than 10% of sales in any of these periods, which was the current quarter. An increase in sales to that customer was the primary reason for the increase in sales from the top five customers in the current quarter.

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

Gross Profit

Overall Gross Profit Trends for Current Quarter Compared to the Prior Year and the Previous Quarter

The current quarter gross margin of 29.5% was very similar to the 29.7% in the comparable quarter of the prior year and decreased from 32.1% in the previous quarter. The major negative influence on gross margins in the current quarter was the impact of declining average selling price that was discussed above in the sales section. In comparison to the prior year, most of the negative impact of declining sales price was offset by a reduction in manufacturing costs, as well as a slight improvement in product mix. In comparison to the previous quarter, the negative impact was partially offset by cost reductions in some product lines, but not others. In the current quarter, we deliberately held down production levels to reduce our inventory levels. This had the impact of increasing manufacturing costs per unit produced for some products, since a relatively high amount of fixed manufacturing costs were spread over fewer units. The net effect was that in the current quarter overall costs did not decrease as fast as selling prices, so gross margins were lower.

Factors Influencing Gross Margins

Our gross margin continues to be influenced by several factors, some of which are unfavorable and some of which are favorable. As mentioned in the sales section, we face the continuing negative impact of declining average selling prices as a result of competitive conditions in the markets we serve. Each of our volume product lines experienced a decrease in average selling prices of at least 5% on a year-over-year basis and 3% in comparison to the previous quarter. We expect the trend of lower prices to continue. Therefore our ongoing efforts to reduce manufacturing costs are an important factor in maintaining gross margins where they are. As mentioned above, the volume of units sold and produced has a negative impact when the number of units is decreased and relatively high level fixed manufacturing costs are spread over fewer units.

Offsetting these unfavorable factors are other favorable factors that are the result of our long-term efforts to improve gross margins. Each of our product lines has achieved cost reduction on a year-over-year per unit manufacturing cost basis for the past several years. We devote considerable resources to obtaining purchasing savings and in working with our suppliers and outside contractors to improve yields, increase productivity and to improve processes that result in lower costs. We intend to continue our efforts to reduce manufacturing costs in future periods.

Another factor is a gradual improvement in product mix. Our higher-priced products, such as Virtual Wire™ Short-range Radio products, frequency control modules, have a greater long-term potential for gross margins than the very price-sensitive low-power component and filter products. A shift in sales to these products has a positive impact on margins. These higher-margin products in the current quarter represented 35% of total sales, compared to only 32% in the previous year. Our new product development efforts, such as modules that incorporate our radio technology, are focused on higher value-added products.

Guidance

The discussion above indicates that there are numerous factors that may have a material impact on our gross margins. Any one of them could cause a significant change in gross margin in either a favorable or unfavorable way, depending on the circumstances. This makes long-term estimates of our gross margin very difficult. For the second quarter, we expect to see price pressures moderate somewhat and a similar product mix. However, our effort to reduce inventory will continue to have a slightly negative impact on our unit costs. As a result, we believe that gross margins in the second quarter of fiscal 2005 will be in the 29% to 31% of sales range. It should be pointed out, however, that there is uncertainty as to whether our cost reduction efforts will be sufficient to offset the impact of lower average selling prices in any specific future period.

Research and Development Expense

Research and development expenses were $1,063,000 in the current quarter, compared to $854,000 in the comparable quarter of the prior year and $1,271,000 in the previous quarter. The 24% increase from the comparable quarter of the prior year was consistent with our plan to increase research and development efforts to develop new products and new processes to manufacture them. The most significant program was the development of the third generation of Virtual Wire™ Short-range Radio products. The expenses for this program are largely consulting expenses and outside services, which fluctuate with the different phases of development. The decrease in research and development expense from the previous quarter reflects a decrease in those expenses and a temporary reallocation of resources to customer-funded development programs.

We believe that the continued development of our technology and new products is essential to our growth and success and are committed to continue to devote significant resources to research and development. We expect that research and development expenses will increase somewhat in the next quarter due to the program for the third generation of Virtual Wire™ Short-range Radio products and other programs to develop module products.

Sales and Marketing Expense

Current quarter sales and marketing expenses were $1,364,000, compared to $1,269,000 in the comparable quarter of the prior year and virtually the same as the previous quarter. This 7% increase from the comparable quarter of the prior year was primarily due to increased sales commissions as a result of additional sales, as well as additional personnel and travel costs. We recently announced the addition of Joseph Andrulis as Vice President of Marketing to add to our capabilities to identify and capitalize on growth opportunities. We expect to incur comparable or slightly increased sales and marketing expenses in absolute dollars in the next quarter, with the exception of sales commission expenses that will fluctuate in line with sales levels.

General and Administrative Expense

General and administrative expenses were $734,000 for the current quarter, compared to $713,000 for the comparable quarter of the prior year and $783,000 in the previous quarter. This 3% increase over the comparable period was primarily due to increased cost of compliance with new financial reporting and corporate governance requirements, as well as increased compensation costs. The reduction from the previous quarter was due to lower executive incentive compensation cost, offset by increased costs of implementing Section 404 of the Sarbanes-Oxley Act. We expect that the cost of this implementation plan will increase general and administrative expenses approximately $300,000 this fiscal year. We expect to incur comparable or slightly increased general and administrative expenses in absolute dollars in the next quarter.

Total Operating Expenses

We continued our program to control operating expenses. Despite making several strategic investments to support future growth in sales, total operating expenses were 26% of sales for the current quarter. This was a slight increase from the 25% of sales for the comparable quarter of the prior year and a slight decrease from the 27% of sales in the previous quarter. We expect operating expenses will increase slightly in absolute dollars in the next quarter, which may result in a slight increase as a percentage of sales. We intend to continue to make relatively small strategic product and market development investments intended to help increase sales. In addition, we expect sales commission expense to fluctuate in line with sales.

Other Income (Expense)

Total other expenses were zero in the current quarter, compared to $64,000 for the comparable quarter of the prior year and $44,000 for the previous quarter. The decrease in total other expenses primarily results from decreased interest expense as a result of decreased borrowings as we have completely paid off all bank debt. We also had some small gains on sales of excess equipment. We expect that other expenses will remain low for the foreseeable future.

Income Tax Expense

In both the current quarter and the comparable quarter of the prior year we recorded a small provision for state and federal income tax and expect to record relatively small income tax provisions in future periods. We continue to maintain a full valuation allowance on our deferred tax assets due to prior period losses, as well as the general economic environment. However, we retain the tax benefits involved and we will realize the benefit in future periods to the extent we are profitable. As of the end of the last fiscal year, we had income tax carry forwards and other potential tax benefits available to reduce future federal taxable income by approximately $17.3 million. The net operating loss carry forward begins to expire August 31, 2023.

Net Income

Net income was $407,000, or $0.05 per diluted share, in the current quarter, compared to $401,000, or $0.05 per diluted share, for the comparable quarter of the prior year and $559,000 or $0.07 per diluted share for the previous quarter. Compared to the comparable quarter of the prior year, the increase in gross margin dollars resulting from additional sales, were offset by increased operating expenses. Compared to the previous quarter, decreased gross margin dollars due to lower margins and slightly decreased sales was only partially offset by lower operating expenses. The number of diluted shares outstanding increased in the current quarter due to an increase in stock price that put more stock options “in the money”.

Financial Condition

Financing Arrangements

Our banking agreement and its status at the end of the current quarter are described in Note 4 to our Financial Statements included in this report.

That banking agreement contains financial covenants, relating to various matters, including but not limited to minimum net worth, quarterly and monthly earnings, limitations on changes in corporate structure, and restrictions on dividends and capital spending. We were in compliance with all covenants as of November 30, 2004.

At November 30, 2004, we maintained access to the revolving line-of-credit. Our revolving line-of-credit facility loan balance was zero at November 30, 2004, but loan advances of approximately $6.7 million were available under our current borrowing base.

On December 31, 2004, subsequent to the period of this report, we replaced our banking agreement with a new revolving credit arrangement with an affiliate of our previous lender, under which the lender will make advances to us based on levels of eligible accounts receivable, subject to a limit of $10.0 million. At December 31, 2004, we had availability of approximately $6.0 million under the new arrangement. In comparison to the previous banking agreement, fees and interest rates will be lower. Revised financial covenants include provisions as to the ratio of senior funded debt to cash flow, tangible net worth, profitability and fixed charges coverage. Although we believe that we will be able to continue compliance with the covenants, there is no assurance that this will occur. Should there be a covenant violation when we have outstanding borrowings and we are unable to negotiate a waiver or amendment, the maturity of our debt could be accelerated. In that case, other sources of cash would be needed to support our operations.

Liquidity

The major source of liquidity at November 30, 2004, consisted of $3.1 million of cash and $6.7 million available under the banking agreement. Net cash provided by operating activities was $0.6 million for the current year-to-date period as compared to $1.9 million for the comparable period of the prior year. Non-cash items included in net income such as depreciation were $0.6 million in the current year-to-date period, compared to $0.8 million in the prior year. Depreciation and amortization declined from $743,000 in the prior year to $596,000 in the current year as a result of assets reaching the end of their lives and the various fixed asset write downs we have reported in prior periods.

The decrease in operating cash flow from the prior year was primarily due to an increase in cash flow used in working capital of $0.4 million in the current year, compared to cash flow provided from working capital of $0.7 million in the prior year. The increase in working capital in the current year was primarily due to an increase in accounts receivable of $0.8 million, partially offset by a planned decrease in inventory of $0.3 million. Receivables increased as the result of sales trends within the quarter as well as longer payment terms to two major customers. Collections of our receivables on a days sales outstanding measurement increased to 58 in the current quarter, compared to the mid 50’s in recent periods. Past due accounts remain insignificant. The decrease in working capital in the prior year was primarily due to a temporary increase in accounts payable and accrued expenses of $0.9 million which did not recur this year.

We expect to maintain positive cash flow from operations for fiscal 2005, as we did in the last three fiscal years. We believe continued positive cash flow, as well as access to our credit facilities, will be sufficient to maintain normal operations for the next twelve months.

Cash used in investing activities was $200,000 for the current year-to-date period, as compared to $242,000 for the prior year-to-date period. In each case, the primary investing activity was capital spending. We expect capital expenditures to exceed $2.0 million by the end of fiscal 2005. They will be made primarily to develop new products and manufacturing processes.

Net cash utilized in financing activities was almost zero in the current year-to-date period compared to $1.7 million in the prior year-to-date period because there was no bank debt to service or repay this year.

As of November 30, 2004, we had approximately $6.7 million available in cash under our banking arrangement based upon the borrowing base at that time. We replaced that banking arrangement as of December 31, 2004, as described above under Financing Arrangements.

While we reported positive operating cash flows for the last fourteen quarters, a reduction in sales or gross margins could occur due to economic or other factors. We believe that cash generated from operations, our cash balances and the amounts available under our new revolving credit arrangement will be sufficient to meet our cash requirements for the next twelve months. If for any reason these sources of funds are not sufficient to meet our requirements, we may be required to raise additional funds. We cannot guarantee that we would be able to obtain additional financing or, if available, that it would be available to us on acceptable terms. Should that happen, there could be a significant adverse impact on our operations.

Stock Options

(a) Stock Option Program Description

Our stock option program is a broad-based, long-term retention program that is intended to attract and retain talented personnel and align stockholder and employee interests. We currently have four plans (1999 Plan, 1997 Plan, 1986 Plan and Director Plan) under which we grant stock options to employees, directors and consultants. The options generally vest at a rate of one forty-eighth each month. The exercise price of each option equals the market price of our stock on the date of grant and each option generally expires ten years after the date of grant. The 1986 Plan expired for future grants according to its terms in November 2002. The Director Plan expired for future grants according to its terms in April 2004.

We currently account for our option plans under APB 25 and, accordingly, do not recognize compensation expense for options granted to employees and directors. Based on recent accounting pronouncements, we will adopt FASB Revised Statement 123 for employees and directors for our fiscal year beginning September 1, 2005. For an additional description of these pronouncements, see Note 1 to our Financial Statements included in this report. Options granted to consultants are accounted for under FASB Statement 123 and are valued using the Black-Scholes model. Compensation expense of those options is recognized over the vesting life of the options, which is aligned with the consulting service life.

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

	YTD 1st Qtr FY2005	FY2004	FY2003
Net grants during the period as % of outstanding shares	0.0%	5.1%	4.7%
Grants to Named Executive Officers during the period as % of total options granted.	0.0%	31.3%	26.6%
Grants to Named Executive Officers during the period as % of outstanding shares.	0.0%	1.6%	1.3%
Cumulative options held by Named Executive Officers as % of total options outstanding.	28.8%	28.7%	26.4%

(c) General Option Information

Summary of Option Activity

The following is a summary of stock option activity for the fiscal year ended August 31, 2004 and the three months ended November 30, 2004:

			Options Outstanding
		Shares Available for Options (#)	Number of Shares (#)	Weighted Average Exercise Price ($)
Balance at	August 31, 2003	641,958	2,032,625	$5.96
	Grants	(384,000)	384,000	$7.06
	Exercises	—	(338,728)	$5.23
	Cancellations	8,894	(8,894)	$2.58
	Additional shares reserved	200,000	—	—

Balance at	August 31, 2004	466,852	2,069,003	$6.30
	Grants	—	—	—
	Exercises	—	(4,710)	$3.07
	Cancellations	900	(900)	$7.25

Balance at	November 30, 2004	467,752	2,063,393	$6.31

In-the-Money and Out-of-the-Money Option Information

The following table compares the number of shares subject to option grants with exercise prices below the closing price of our common stock at November 30, 2004 (referred to as “In-the-Money”) with the number of shares subject to option grants with exercise prices equal to or greater than the closing price of our common stock at November 30, 2004 (referred to as “Out-of-the-Money”). The closing price of our common stock at November 30, 2004 was $9.42 per share.

	Exercisable		Unexercisable		Total
As of End of Quarter	Shares (#)	Wtd. Avg. Exercise Price ($)	Shares (#)	Wtd. Avg. Exercise Price ($)	Shares (#)	Wtd. Avg. Exercise Price ($)
In-the-Money	1,140,574	$5.18	553,714	$4.95	1,694,288	$5.11
Out-of-the-Money	329,105	$12.08	40,000	$9.60	369,105	$11.81

Total Options Outstanding	1,469,679	$6.73	593,714	$5.27	2,063,393	$6.31

(d) Executive Options

Options Granted to Named Executive Officers

There were no stock options granted to our Named Executive Officers during the first quarter ended November 30, 2004. Named Executive Officers are those executive officers described in the table above under the heading “Employee and Executive Option Grants”.

Options Exercises and Remaining Holdings of Named Executive Officers

The following table sets forth information concerning stock options exercised during the first quarter ended November 30, 2004 and the number of shares of our common stock subject to both exercisable and unexercisable stock options as of November 30, 2004 for each of our Named Executive Officers. The value of unexercised in-the-money options is based on the fair market value of our common stock as of November 30, 2004, of $9.42 per share, minus the exercise price, multiplied by the number of shares underlying the option.

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at End of Quarter (#)		Values of Unexercised In-the- Money Options at End of Quarter ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
David M. Kirk	0	0	153,193	55,307	$409,183	$225,095
Darrell L. Ash	0	0	61,641	30,359	$227,096	$129,019
David Crawford	0	0	72,968	28,332	$245,446	$115,477
Robert J. Kansy	0	0	69,709	27,291	$138,213	$109,777
Jon Prokop	0	0	66,989	27,811	$244,507	$112,626

(e) Equity Compensation Plan Information

The following table summarizes our equity compensation plans as of November 30, 2004.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options	(b) Weighted- average exercise price of outstanding options	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,413,097	$6.99	352,645
Equity compensation plans not approved by security holders*	650,296	$4.82	115,107

Total	2,063,393	$6.31	467,752

*	Our 1999 Equity Incentive Plan provides for non-statutory stock options, bonuses or restricted stock and has not been approved by the stockholders. Neither the chief executive officer nor any of the other four highest compensated officers are eligible to participate. Other officers are only eligible to receive awards that are an inducement essential to such individual entering into an employment agreement with us or any of our affiliates.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk primarily due to fluctuations in interest rates. As of November 30, 2004, with all other variables held constant, a hypothetical one percentage point increase in interest rates would result in an immaterial increase in interest expense on an annual basis due to the variable rate borrowings currently in place.

A significant portion of our products are partially manufactured in a foreign jurisdiction and are sold in foreign jurisdictions. We manage our exposure to currency exchange fluctuations by denominating most transactions in U.S. dollars. We consider the amount of our foreign currency exchange rate risk to be immaterial as of November 30, 2004, and accordingly have not hedged any such risk.

ITEM 4. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported in a timely manner. There have been no changes in our internal control over financial reporting during the quarter ended November 30, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits. We hereby incorporate by reference all exhibits filed in connection with Form 10-K for the year ended August 31, 2004.

(b)	Exhibits included:

Exhibit	Description
31.1	Certificate Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 for CEO.

31.2	Certificate Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 for CFO.

32.1	Certificate Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 for CEO.

32.2	Certificate Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 for CFO.

(c)	We filed a report on Form 8-K on October 14, 2004, reporting under Item 12 our press release, dated October 14, 2004, disclosing our fourth quarter fiscal year 2004 results of operations and financial condition.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RF MONOLITHICS, INC.

Dated: January 14, 2005	By:	/s/ David Kirk
David Kirk
CEO, President and Director

Dated: January 14, 2005	By:	/s/ Harley E Barnes III
Harley E Barnes III
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit	Description
31.1	Certificate Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 for CEO. (1)

31.2	Certificate Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 for CFO. (1)

32.1	Certificate Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 for CEO. (1)

32.2	Certificate Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 for CFO. (1)

(1)	Filed as an exhibit to this Form 10-Q.