Form 10-Q
period 2005-02-28
RF MONOLITHICS INC /DE/
filed 2005-04-13
CIK 922204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 2005

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

As of March 31, 2005: 7,868,066 shares of the Registrant’s Common Stock, $.001 par value, were outstanding.

RF MONOLITHICS, INC.

FORM 10-Q

QUARTER ENDED FEBRUARY 28, 2005

Item Number		Page
	PART I. CONDENSED FINANCIAL INFORMATION

1.	Condensed Financial Statements:
	Condensed Balance Sheets February 28, 2005 (Unaudited), and August 31, 2004	2

	Condensed Statements of Operations - Unaudited Three Months Ended February 28, 2005 and February 29, 2004 and Six Months Ended February 28, 2005 and February 29, 2004	3

	Condensed Statements of Cash Flows - Unaudited Six Months Ended February 28, 2005 and February 29, 2004	4

	Notes to Condensed Financial Statements	5

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

3.	Quantitative and Qualitative Disclosures about Market Risk	27

4.	Controls and Procedures	27

	PART II. OTHER INFORMATION

4.	Submission of Matters to a Vote of Security Holders	28

6.	Exhibits and Reports on Form 8-K	29

	SIGNATURES

	INDEX TO EXHIBITS

PART I. CONDENSED FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

RF MONOLITHICS, INC.

CONDENSED BALANCE SHEETS

(In Thousands)

	February 28, 2005	August 31, 2004
	(Unaudited)	(a)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,673	$2,715
Trade receivables - net	7,103	7,357
Inventories - net	9,013	9,133
Prepaid expenses and other current assets	220	282

Total current assets	21,009	19,487

PROPERTY AND EQUIPMENT - Net	6,312	7,003

OTHER ASSETS - Net	370	283

TOTAL	$27,691	$26,773

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable - trade	$3,164	$2,785
Accrued expenses and other current liabilities	1,601	1,897

Total current liabilities	4,765	4,682

OTHER LIABILITIES	155	245

STOCKHOLDERS’ EQUITY:
Common stock: 7,857 and 7,806 shares issued	8	8
Additional paid-in capital	36,607	36,338
Common stock warrants	128	128
Treasury stock, 36 common shares at cost	(227)	(227)
Accumulated deficit	(13,685)	(14,313)
Unearned compensation	(60)	(88)

Total stockholders’ equity	22,771	21,846

TOTAL	$27,691	$26,773

(a)	Derived from audited financial statements.

See notes to condensed financial statements.

RF MONOLITHICS, INC.

CONDENSED STATEMENTS OF OPERATIONS - UNAUDITED

(In Thousands, Except Per-Share Amounts)

	Three Months Ended		Six Months Ended
	February 28, 2005	February 29, 2004	February 28, 2005	February 29, 2004
SALES	$11,283	$11,273	$23,446	$22,412
COST OF SALES	7,878	7,681	16,451	15,514

GROSS PROFIT	3,405	3,592	6,995	6,898

OPERATING EXPENSES:
Research and development	1,119	987	2,182	1,841
Sales and marketing	1,347	1,318	2,711	2,587
General and administrative	714	766	1,448	1,479

Total operating expenses	3,180	3,071	6,341	5,907

INCOME FROM OPERATIONS	225	521	654	991

OTHER INCOME (EXPENSE):
Interest income	21	—	31	—
Interest expense	(21)	(58)	(47)	(172)
Other	4	24	20	74

Total other income (expense)	4	(34)	4	(98)

INCOME BEFORE INCOME TAXES	229	487	658	893

INCOME TAX EXPENSE	8	3	30	8

NET INCOME	$221	$484	$628	$885

EARNINGS PER SHARE
Basic	$0.03	$0.06	$0.08	$0.12

Diluted	$0.03	$0.06	$0.08	$0.11

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	7,843	7,603	7,826	7,441

Diluted	8,399	8,412	8,328	8,139

See notes to condensed financial statements.

RF MONOLITHICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS - UNAUDITED

(In Thousands)

	Six Months Ended
	February 28, 2005	February 29, 2004
OPERATING ACTIVITIES:
Net income	$628	$885

Noncash items included in net income:
Depreciation and amortization	1,227	1,469
Provision for trade receivable allowance	—	17
Amortization of unearned compensation	38	96
Gain on disposal of property and equipment	(20)	(9)

Changes in operating assets and liabilities:
Trade receivables	254	(301)
Inventories	120	(378)
Prepaid expenses and other	62	70
Accounts payable - trade	379	1,259
Accrued expenses and other liabilities	(328)	(125)

Net cash provided by operating activities	2,360	2,983

INVESTING ACTIVITIES:
Acquisition of property and equipment	(556)	(539)
Proceeds from disposition of property and equipment	111	145
Change in other assets	(158)	(12)

Net cash used in investing activities	(603)	(406)

FINANCING ACTIVITIES:
Repayments on line of credit	—	(2,696)
Repayments on building mortgage and other	—	(1,240)
Repayments of third party financing	(58)	—
Proceeds from issuance of common stock	259	1,448

Net cash provided by (used in) financing activities	201	(2,488)

INCREASE IN CASH AND CASH EQUIVALENTS	1,958	89

CASH AND CASH EQUIVALENTS:
Beginning of period	2,715	216

End of period	$4,673	$305

SUPPLEMENTAL INFORMATION:
Interest paid	$5	$70

Income taxes paid	$57	$3

See notes to condensed consolidated financial statements.

RF MONOLITHICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1. INTERIM FINANCIAL STATEMENTS

The accompanying condensed financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, that in the opinion of the management of RF Monolithics, Inc. are necessary for a fair presentation of our financial position as of February 28, 2005, the results of operations for the three and six months ended February 28, 2005 and February 29, 2004 and cash flows for the six months ended February 28, 2005 and February 29, 2004. These unaudited interim condensed financial statements should be read in conjunction with our audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended August 31, 2004, filed with the Securities and Exchange Commission. We did not have any subsidiaries in the periods covered by these condensed financial statements.

Operating results for the six months ended February 28, 2005, are not necessarily indicative of the results to be achieved for the full fiscal year ending August 31, 2005.

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

2. INVENTORIES

Inventories consist of the following (in thousands):

	February 28, 2005	August 31, 2004
Raw materials and supplies	$3,380	$3,307
Work in process	2,531	2,340
Finished goods	4,487	4,517

Total gross inventories	10,398	10,164
Less inventory reserves	(1,385)	(1,031)

Total inventories	$9,013	$9,133

3. PROPERTY AND EQUIPMENT

Property and equipment includes work in progress of $595,000 at February 28, 2005, and $293,000 at August 31, 2004. These amounts are composed primarily of licensed software and other assets not yet placed in service.

4. CREDIT FACILITIES

On December 31, 2004, we replaced our banking agreement with a new revolving credit arrangement with an affiliate of our previous lender, under which the lender will make advances to us based on levels of eligible accounts receivable, subject to a limit of $10.0 million. As of February 28, 2005, our revolving line of credit facility had a loan balance of zero and availability of approximately $5.3 million under our borrowing base. In comparison to the previous banking agreement, fees and interest rates are lower. Revised financial covenants under the new revolving credit arrangement include provisions as to the ratio of senior funded debt to cash flow, tangible net worth, profitability, and fixed charges coverage. We were in compliance with all covenants as of February 28, 2005.

5. CAPITAL STOCK

Stock Options

The following table illustrates the stock option grant activity for fiscal 2005 by quarter as of February 28, 2005:

	Shares Under Options Granted	Recipients	Exercise Price	Stock Option Type	Plan
Second Quarter	30,000	Officers	$8.69	Incentive	1997 Equity Incentive Plan
”	7,000	Employees	$7.49	Non-qualified	1999 Equity Incentive Plan
”	40,000	Directors	$7.04	Non-qualified	1997 Equity Incentive Plan

Total Second Qtr.	77,000

YTD February 28, 2005	77,000

In the first and second quarter, options to purchase 16,839 shares of stock were cancelled due to employee terminations and option period expirations.

We currently account for our stock option plans under APB No. 25 and related Interpretations. All options granted in the past have an exercise price equal to the market value of the underlying common stock on the date of grant. Accordingly, no compensation expense was recognized for options granted to employees and directors. Options granted to consultants are valued at fair value using the Black-Scholes model. Compensation expense of such options is recognized over the vesting life of the options, which is aligned with the consulting service life. As permitted by SFAS No. 123, we will continue to apply APB No. 25 to our stock-based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share until adoption of FASB Revised Statement 123 on our next fiscal year, beginning September 1, 2005.

The following table illustrates the effect on net income and earnings per share as if the fair value based method under SFAS No. 123 had been applied to all outstanding vested and unvested awards in each period (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	February 28, 2005	February 29, 2004	February 28, 2005	February 29, 2004
Net Income, as reported	$221	$484	$628	$885
Add: Stock option based compensation expense included in reported net income, net of related tax effects.	14	20	30	37
Deduct: Total stock option based compensation expense, including ESPP, determined under fair value based method for all awards, net of related tax effects.	(197)	(677)	(379)	(967)

Pro forma net income (loss)	$38	$(173)	$279	$(45)

EARNINGS (LOSS) PER SHARE
Basic - as reported	$0.03	$0.06	$0.08	$0.12

Basic - pro forma	$0.00	$(0.02)	$0.04	$(0.01)

Diluted - as reported	$0.03	$0.06	$0.08	$0.11

Diluted - pro forma	$0.00	$(0.02)	$0.03	$(0.01)

See Item 2 of Part I entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations for an additional discussion of our stock option plans.

6. SALES REVENUE

The following table sets forth the components of our sales and the percentage relationship of the components to sales by product area for the periods indicated (in thousands, except percentage data):

	Amounts				% of Total
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	February 28, 2005	February 29, 2004	February 28, 2005	February 29, 2004	February 28, 2005	February 29, 2004	February 28, 2005	February 29, 2004
Product Sales:
Low-power Product Group:
Low-power Components	$3,839	$5,209	$8,004	$9,987	34%	46%	34%	45%
Virtual Wire™ radio products	3,215	2,711	6,268	5,660	29	24	27	25

Subtotal	7,054	7,920	14,272	15,647	63	70	61	70

Communications Products Group:
Frequency Control Modules	867	805	2,045	1,485	8	7	9	7
Filters	3,323	2,494	6,966	5,023	29	22	29	22

Subtotal	4,190	3,299	9,011	6,508	37	29	38	29

Total Product Sales	11,244	11,219	23,283	22,155	100	99	99	99
Technology development sales	39	54	163	257	0	1	1	1

Total Sales	$11,283	$11,273	$23,446	$22,412	100%	100%	100%	100%

International sales were approximately 58% or $6,591 during the current quarter and 58% or $6,501 during the comparable quarter of the prior year. We consider all product sales with a delivery destination outside of North America to be international sales.

7. INCOME TAXES

During the six months ended February 28, 2005 and February 29, 2004, we realized book income of $658,000 and $893,000, respectively. In both the current and prior years we recorded small provisions for state income tax and in the current year we also recorded a provision for alternative minimum federal income tax. We expect to record relatively small income tax provisions in future periods. The net alternative minimum federal tax is expected to be approximately 2% of taxable income prior to applying loss carry forwards and other credits. We continue to maintain a full valuation allowance on our deferred tax assets due to prior period losses, as well as the general economic environment. However, we retain the tax benefits involved and we will realize the benefit in future periods (1) to the extent we have taxable income in a reported period for which we utilize some of the tax benefit and (2) whenever, and to the extent, management concludes that it is more likely than not that we will also realize some of the tax benefits in future periods.

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

Our base low-power component business has declined in sales due to decreased average selling prices in competitive automotive and other markets. As a result, we have focused our product and market development on products which we feel offer a technical edge and have greater gross margin potential. A key factor in our sales performance is whether or not we develop and sell enough new products to offset the decline in selling price and unit volume of our older products. The overall economic conditions in the electronics industry, which has historically experienced extreme increases and decreases in demand within short periods of time, is another key factor that influences our sales performance. We believe our markets are currently in a period of level demand. A key factor in our gross margin performance is whether or not we can reduce our costs (through innovation and increased volume) and improve our product mix towards higher margin products to offset expected declines in average selling prices.

We have controlled our operating expenses and generated sizable positive cash flows in recent years and we intend to continue this strategy. We have an effective agreement with our bank, and feel we currently have the financial resources necessary to carry out our business plans.

Critical Accounting Policies

We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the periods presented. We described our most significant accounting policies, which we believe are the most critical to aid in fully understanding and evaluating reported financial results, in our Annual Report filed with the Securities and Exchange Commission on November 18, 2004, on Form 10-K. Those policies continue to be our most critical accounting policies for the period covered by this filing.

Results of Operations

In this next section we will discuss our financial statements. In this discussion, we will make comparisons between the following periods, which we believe are relevant to understanding trends in our business:

•	The current quarter and current year-to-date, each ended February 28, 2005, of the fiscal year ending August 31, 2005, in comparison to the comparable quarter of the prior year and prior year-to-date period, each ended February 29, 2004.

•	Certain comparisons with the three months ended November 30, 2004 (previous quarter), are provided where we believe it is useful to the understanding of trends.

•	There are some forward-looking statements that refer to our subsequent quarter ending May 31, 2005 (next quarter or third quarter).

The selected financial data for the periods presented may not be indicative of our future financial condition or results of operations.

The following table illustrates operating results for the four quarters of fiscal 2004 and the first two quarters of fiscal 2005. These figures will be used when discussing trends in the following section.

	Fiscal 2004 Quarter Ended				Fiscal 2005 Quarter Ended
	Nov. 30	Feb. 29	May 31	Aug. 31	Nov. 30	Feb. 28
Sales by product area:
Low-power Components	$4,778	$5,209	$5,635	$4,568	$4,165	$3,839
Virtual Wire™ Radio products	2,949	2,711	3,444	3,304	3,053	3,215
Frequency Control Modules	680	805	873	1,016	1,178	867
Filters	2,529	2,494	3,560	3,617	3,643	3,323
Technology development sales	203	54	56	21	124	39

Total Sales	11,139	11,273	13,568	12,526	12,163	11,283
Cost of sales	7,833	7,681	9,144	8,510	8,573	7,878

Gross profit	3,306	3,592	4,424	4,016	3,590	3,405
% of sales	29.7%	31.9%	32.6%	32.1%	29.5%	30.2%

Operating expenses:
Research and development	854	987	1,358	1,271	1,063	1,119
Sales and marketing	1,269	1,318	1,442	1,355	1,364	1,347
General and administrative	713	766	778	783	734	714

Total	2,836	3,071	3,578	3,409	3,161	3,180

Income (loss) from operations	470	521	846	607	429	225
Other expense, net	(64)	(34)	(51)	(44)	0	4

Income (loss) before income taxes	$406	$487	$795	$563	$429	$229

The following table sets forth, for the three and six months ended February 28, 2005, and February 29, 2004, (a) the percentage relationship of certain items from our statements of operations to sales and (b) the percentage change in these items between the current period and the comparable period of the prior year:

	Percentage of Total Sales				Percentage Change From
	Three Months Ended		Six Months Ended		Three Months Ended February 2004 to 2005	Six Months Ended February 2004 to 2005
	February 28, 2005	February 29, 2004	February 28, 2005	February 29, 2004
Sales	100%	100%	100%	100%	0%	5%
Cost of sales	70	68	70	69	3	6

Gross profit	30	32	30	31	(5)	1

Research and development	10	9	9	8	13	19
Sales and marketing	12	11	12	11	2	5
General and administrative	6	7	6	7	(7)	(2)

Total operating expenses	28	27	27	26	4	7

Income from operations	2	5	3	5	(57)	(34)
Other expense, net	0	(1)	0	(1)	(112)	(104)

Income before income taxes	2	4	3	4	(53)	(26)
Income tax expense	0	0	0	0	167	275

Net income	2%	4%	3%	4%	(54)%	(29)%

Sales

Overall Sales Trends for Current Quarter Compared to the Prior Year and Previous Quarter

Total sales were nearly the same in the current quarter compared to the comparable quarter of the prior year and decreased 7% compared to the previous quarter. This reduction from our first quarter is similar to our historical trend in which sales in our second quarter are typically lower for seasonal reasons. While sales were nearly the same in the current quarter as the comparable quarter of the prior year, there was a relatively large shift in product mix. Sales for low-power components decreased 26% from the prior year, due to ongoing reductions in average selling price and a 22% decrease in the number of units sold resulting from a downturn in the automotive industry. Offsetting this decline was an increase in sales for all of our other product lines, particularly a 33% increase in filter sales due to the ongoing increase in the number of units sold for satellite radio applications. The product line sales trends are discussed in more detail in the section entitled “Product Line Sales Trends” below.

Ongoing decreases in average selling prices have caused a negative trend in our sales. On an annual basis, the impact on our volume product lines ranges from 3% (for Virtual Wire™ Short-range Radio products) to 42% (for filters) as a result of competitive conditions in the markets we serve. We compete in very price competitive markets in which customers require decreased prices over time to maintain their business. In addition, we understand that as new products ramp up in volume our customers expect economies of scale to result in lower pricing. For a discussion of strategies for sustaining gross profit, see “Gross Profit” below.

The decrease in sales from the previous quarter was a pattern we have seen in the past and was primarily due to a decrease in the number of units sold in all of our product lines for seasonal reasons. Low-power components were also lower due to the lower production schedules of our automotive customers. The decrease in sales for filter products was primarily due to a 9% decrease in average selling prices in this very competitive market. The 5% increase in sales for Virtual Wire™ Short-range Radio products was entirely due to an increase in average selling prices from the previous quarter resulting from the first significant shipments for a new medical application.

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

We have experienced sudden increases in demand in the past, which have put pressure on our manufacturing facilities and those of our offshore contractors to increase capacity to meet this demand. In addition, new products sometimes require different manufacturing processes than we currently possess. We may not be able to increase our manufacturing capacity or that of our offshore contractors, or improve our manufacturing processes in a timely manner so as to take advantage of increased market demand. Failure to do this could result in a material loss of potential sales. However, we believe that having multiple approved offshore contractors provides some level of backup for such contingencies.

Year-to-Date Sales Trends

Sales for the current year-to-date period increased 5% over the prior comparable year-to-date period. The product mix changes in this period were similar to what occurred in the current quarter. There was a 20% reduction in sales of low-power components resulting from a decrease in average selling prices and a reduction in the number of units sold to automotive customers. The decrease in sales was more than offset by an increase in the number of units sold of our other higher-margin product lines. We have focused our product and market development efforts on these products for some time. In recent years we have introduced many new products for our rapidly growing wireless markets. These include Virtual Wire™ Short-range Radio products for AMR applications, frequency control modules for optical timing and work station applications and filters for satellite radio applications. Each of these products experienced an increase in sales as a result of increased market acceptance of these new products. Our ability to grow sales in the future will be largely dependent on our ability to develop and sell new products in amounts great enough to more than offset the anticipated decline in sales for our older low-power components.

Guidance

During the current quarter we have seen a slowdown in economic growth for several of the wireless component markets that we serve, particularly the automotive market. Our diversified customer base allowed us to report a one-to-one book-to-bill ratio this quarter, while we noted that some of our competitors experienced declines in bookings. Normally we see a large increase in our second half sales compared to our first half sales. While we are hopeful that trend may continue, we are not yet able to project such an increase. As a result of the economic outlook, the lack of a final ruling on the tire pressure monitoring regulation, and our very limited visibility of customer requirements, we are guiding to third quarter sales remaining flat to slightly up compared to our second quarter. This would be down from the exceptionally strong third quarter we experienced last year. Most of our customers lack visibility for demand for their products beyond several months. As a result, we cannot make an estimate of sales beyond the next quarter.

Product Line Sales Trends

Low-power Components

Low-power component sales in the current quarter decreased 26% from the comparable quarter of the prior year, and 8% from the previous quarter. The primary reason for the decreases was a decrease in the number of units sold to automotive customers. We have seen a general reduction in the production schedules of most of our automotive customers. In addition, we are seeing declining sales for some of our older products, including TO-39 package style products and surface mount products for remote keyless entry, or RKE, applications. This continues an ongoing trend for sales of these older products to decline as customers either convert their use for these products to other technologies (phase lock loop technology without a requirement for a SAW element) or to other very low priced competitors.

Partially offsetting this trend in recent periods has been an increase in the number of units sold for the tire pressure monitoring, or TPM, applications. We believe the Tread Act, which mandates a growing number of new vehicles in the United States to have some form of tire pressure monitoring, will help increase market demand. Proposed regulations to implement this legislation may go into effect in calendar year 2005. This may have a significant favorable impact on demand for the type of products we make that support direct conversion TPM systems. Currently we estimate that only 11% of new vehicles have such systems. However, we believe there is considerable uncertainty as to the actual impact of the potential regulations on us. In particular, it is uncertain what the timing of the final regulation would have (if any) on near term production schedules. Our future sales of these products will remain heavily influenced by the production schedules of our automotive customers. This means our sales will tend to rise or fall with automotive production schedules.

The ongoing trend towards lower average selling prices for low-power components results from the fact that the primary market for these products is the automotive market for RKE and TPM applications. The automotive market is very price competitive and we have had to reduce average selling prices significantly to maintain our market position. The reduction in average selling prices for low-power components was 5% in the current quarter compared to the comparable period of the prior year. Average selling prices did not change very much in relation to the previous quarter, however. We expect the trend of lower average selling prices for low-power components to continue. As a result of lower average selling prices and a trend toward lower sales for older products, we think sales of low-power components are unlikely to increase significantly and may continue to decline.

Virtual Wire™ Short-range Radio products

Virtual Wire™ Short-range Radio products sales in the current quarter increased 19% from the comparable quarter of the prior year and 5% in comparison to the previous quarter. The sales increase from the comparable quarter of the prior year was primarily due to a 22% increase in the number of units sold due to greater market acceptance of relatively new products, particularly for industrial automated meter reading, or AMR, applications. This was partially offset by a 3% decrease in average selling prices from the comparable quarter of the prior year, as customers negotiated lower prices. The increase in sales for Virtual Wire™ Short-range Radio products from the previous quarter was entirely due to an increase in average selling prices resulting from the first significant shipments for a new medical application.

We have devoted significant resources to developing and marketing new Virtual Wire™ Short-range Radio products. We believe these products offer potential for significant growth in sales in numerous wireless applications, particularly for applications that require small size and low power consumption. We intend to continue working with our customers to develop new applications using Virtual Wire™ Short-range

Radio products and we expect future sales increases for these products. We have expanded the mission of our Module Group with the creation of a Wireless Solutions Group under our new Vice President of Marketing to provide complete wireless solutions to our customers. We believe this will allow us to be more market focused and take advantage of our radio frequency expertise in helping customers develop low-power wireless applications. However, it is difficult for us to predict when, or if, these new products will have a significant impact on our sales.

Filters

Sales of filter products in the current quarter increased 33% from the comparable quarter of the prior year and declined 9% from the previous quarter. The sales increase was primarily due to an increase in the number of units sold as a result of greater market acceptance of relatively new products for satellite radio applications. The unit increase from the prior comparable period was 131%. Partially offsetting the increase in number of units sold of satellite radio filters was a decrease in the number of units sold of older filter products, as some of the programs involved are coming to the end of their life cycles, particularly for base station filters in telecommunications applications. This trend may continue until the next generation of base stations is deployed using new base station technology such as TDSCDMA.

We provide filters for both satellite radio service providers and we are working with them on future generations of product. We expect sales for the satellite radio application will continue to increase as subscriptions for those services continue to increase. We have seen growth in both automotive and general consumer applications for satellite radio service. The consumer portion of the satellite radio market is characterized by very short lead times as the firms manufacturing the radios wait for orders from retail customers before placing orders for components. As a result, we have very little visibility from our customers for those products and this makes forecasting very difficult.

The market for satellite radio filters appears to be more price competitive than we have seen for many low-power components markets. As a result, we needed to reduce prices to maintain our market position, which partially offset the impact of an increase in number of units sold. The decrease in current quarter average selling price was 42% when compared to the prior comparable period and 9% from the previous quarter. We believe the reduction in average selling price may slow down in the next couple of quarters as new pricing is now in effect for these products. We have devoted significant resources to developing and supporting the growth of our filter products and believe that acceptance of these products will grow in future periods. However, the product development and introduction cycle for new products involves many uncertainties, so it is difficult to predict whether or not our focus on filter products will continue to result in increased sales.

Frequency Control Modules

Sales of frequency control modules in the current quarter increased 8% from the comparable quarter of the previous year, but declined 26% from the previous quarter. The increase from the prior year was primarily due to an increase in the number of units sold for work station applications. The decrease from the previous quarter was primarily due to a decrease in the number of units sold for many customers related to their seasonal reductions in production schedules. We anticipate that these products will return to more normal production schedules in the next quarter. We believe the increases in sales for these products in recent periods results from a recovery in economic conditions in the portions of the telecommunications market we serve.

Other Sales Trends

The following table provides additional data concerning our sales:

	Percentage of Sales
	Current Quarter	Comparable Quarter	Previous Quarter
Sales to top five customers	45%	37%	42%
Distribution sales	24%	26%	24%
Number of customers with 10% or more sales	One	None	One
Sales to 10% or more customer	14%	N/A	13%
International sales	58%	58%	61%

Only one customer, a large international contract manufacturer, accounted for more than 10% of sales in any of these periods, 14% in the current quarter and 13% in the previous quarter. That customer utilizes our products in several different applications, including automated meter reading and satellite radio applications. An increase in sales to that customer in the current quarter contributed to the increase in sales from the top five customers in comparison to the comparable quarter and the previous quarter.

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

Gross Profit

Overall Gross Profit Trends for Current Quarter Compared to the Prior Year and Previous Quarter

The current quarter gross margin of 30.2% decreased from 31.9% in the comparable quarter of the prior year and increased from 29.5% in the previous quarter. The 1.7% decrease in gross margin from the comparable quarter of the prior year was primarily due to the decrease in average selling prices resulting from competitive conditions exceeding the cost reductions we have achieved. The significant level of selling price decreases was discussed in the sales section of this report. We were able to achieve cost reductions on a per unit basis, both in comparison to the prior year and in comparison to the previous quarter. The 0.7% improvement in gross margin from the previous quarter was a result of cost reductions in excess of selling price reductions.

The cost reductions in the current quarter were adversely affected by two factors. First, we deliberately held down production levels to control our inventory levels. We started this reduction of production levels in the prior quarter and plan to extend reduced production levels for at least another quarter. This had the impact of increasing manufacturing costs per unit produced in comparison to what they would have been, since a relatively high amount of fixed manufacturing costs were spread over fewer units. Fixed manufacturing costs include a significant amount of depreciation expense for manufacturing equipment. Second, we increased reserves for slow moving inventory by approximately $300,000. We frequently evaluate our reserves and in the current quarter we determined that usage for several inventory items related to older products had declined relative to their balance in inventory and we increased our reserves appropriately. Our manufacturing costs decreased on a per unit basis despite these factors, which indicates the success we are having in our cost reduction efforts.

A favorable factor partially offsetting the impact of lower average selling prices is a gradual improvement in product mix. Our higher-priced products, such as Virtual Wire™ Short-range Radio products and frequency control modules, have a greater long-term potential for strong gross margins than the very price-sensitive low-power components and filters. A shift in sales to these higher-priced products has a positive impact on margins. These products in the current quarter represented 36% of total sales, compared to only 31% in the previous year. Our new product development efforts, such as modules that incorporate our radio technology, are focused on higher-priced products.

The current year-to-date gross margin was 29.8%, which is a decrease from the gross margin of 30.8% last year. The decrease from the comparable year-to-date period of the prior year was due to the reduction in average selling prices. The year-over-year decrease in average selling prices ranged from 4% (for Virtual Wire™ Short-range Radio products) to 47% (for filters). This compares to reductions in manufacturing costs per unit that ranged from 4% to 42%. Our cost reduction efforts were held back by our effort to reduce production to control inventory and the increase in slow moving inventory reserves as discussed above. The net effect was that in the current year-to-date period overall costs did not decrease as fast as selling prices, so gross margins were lower.

Factors Influencing Gross Margins

Our gross margin continues to be influenced by several factors, some of which were favorable and some of which were unfavorable.

There are two favorable factors that are the result of our long-term efforts to improve gross margins. First, we have been successful in our ongoing cost reduction efforts. Each of our higher-volume product lines has consistently achieved cost reduction on a per unit manufacturing cost basis. We devote considerable resources to obtaining purchasing savings and in working with our suppliers and outside contractors to improve yields, increase productivity and to improve processes that result in lower costs. We intend to continue our efforts to reduce manufacturing costs in future periods. Second, over time there has been a favorable shift in product mix, as explained above. Increasing the ratio of the higher value-added products tends to increase our gross margin. Our new product development efforts are focused on higher value-added products. We expect this trend of favorable shifts in product mix to continue, although there may be some fluctuation in individual periods.

As mentioned in the previous section regarding sales, we face the continuing negative impact of declining average selling prices as a result of competitive conditions in the markets we serve. Each of our volume product lines experienced a decrease in average selling prices of at least 4% on a year-over-year basis. In comparison to the previous quarter, several of our product lines (other than filters) experienced no reduction in average selling price. We expect the trend of lower prices to continue. As mentioned above, the volume of units sold and produced also has a negative impact when the number of units produced is decreased, and as a result relatively high-level fixed manufacturing costs are spread over fewer units.

Another unfavorable factor that occurs from time to time is ramp-up costs associated with new products that require new manufacturing processes. Historically ramp-up costs have adversely affected us by several margin points. We continue to introduce new products into our manufacturing processes, so we may be subject to unanticipated new product production costs that negatively affect our gross margin. The final negative factor that occurs from time to time is the impact of non-cash charges for obsolescence and write-downs of inventory.

Guidance

The discussion above indicates that there are numerous factors that may have a material impact on our gross margins. Any one of them could cause a significant change in gross margin in either a favorable or unfavorable way, depending on the circumstances. This makes long-term estimates of our gross margin very difficult. However, we believe that these factors will tend to balance out in the next quarter, so our gross margins will remain in the 29% to 31% of sales range. It should be pointed out, however, that there is uncertainty as to whether our cost reduction efforts will be sufficient to offset the impact of lower average selling prices in any specific future period.

Research and Development Expense

Research and development expenses were $1.1 million in the current quarter, compared to $1.0 million in the comparable quarter of the prior year and $1.1 million in the previous quarter. The 13% increase from the comparable quarter of the prior year and 5% increase from the previous quarter were consistent with our plan to increase research and development efforts to develop new products and new processes to manufacture them. The most significant programs were efforts to develop module products and the development of the third generation of Virtual Wire™ Short-range Radio products. The expenses for these programs were largely consulting expenses and outside services, which fluctuate with the different phases of the development process. The increase in research and development expense from the previous quarter also reflects a reallocation of resources away from customer-funded development programs towards research on standard products.

Year-to-date research and development expenses were $2.2 million compared to $1.8 million in the prior year-to-date period. This 19% increase also reflects our decision to significantly increase our product development efforts to bring new products to market. We believe that the continued development of our technology and new products is essential to our growth and success and are committed to continue to devote significant resources to research and development. We expect that research and development expense will increase somewhat in the next quarter to support planned programs.

Sales and Marketing Expense

Current quarter sales and marketing expenses were $1.3 million, compared to $1.3 million in the comparable quarter of the prior year and $1.4 million in the previous quarter. The 2% increase from the prior year was due to our efforts to increase sales by our recent addition of a sales office in Taiwan and the addition of a Vice President of Marketing in Dallas to increase our capabilities to identify and capitalize on growth opportunities. These additional expenses partially offset the reduction in sales commission expense from the previous quarter related to lower sales. Year-to-date sales and marketing expenses were $2.7 million compared to $2.6 million for the comparable year-to-date period. This 5% increase also occurred due to our efforts to increase sales in the current quarter, as well as slightly increased sales commission expense resulting from increased sales. We expect to incur comparable or slightly increased sales and marketing expenses in the next several quarters, with the exception of sales commission expense that will fluctuate in line with sales levels.

General and Administrative Expense

General and administrative expenses were $714,000 for the current quarter, compared to $766,000 for the comparable quarter of the prior year and $734,000 in the previous quarter. The 7% reduction from the comparable quarter of the prior year and 3% decrease from the previous quarter were primarily due to lower incentive compensation expense related to lower levels of income. In addition, the comparable quarter of the prior year included approximately $60,000 in unusual payroll tax expenses related to the exercise of stock options and administrative travel that did not recur. Partially offsetting these cost reductions was increased cost of compliance with new financial reporting and corporate governance requirements, in particular the costs of implementing Section 404 of the Sarbanes-Oxley Act. We expect that the cost of this implementation plan will increase general and administrative expenses approximately $250,000 this fiscal year, despite the SEC’s recent deferral of our required implementation date to September 1, 2005. Year-to-date general and administrative expenses were $1.4 million, compared to $1.5 million for the comparable year-to-date period. The net 2% decrease in expenses resulted from the same factors that influenced the quarterly changes. We expect to incur comparable or slightly increased general and administrative expense in absolute dollars in the next quarter.

Total Operating Expenses

We have continued our program to control operating expenses during the current quarter. Despite making several strategic expenditures to support future growth in sales, total operating expenses were 28% of sales for the current quarter. This was a slight increase from 27% of sales for the comparable quarter of the prior year and 26% of sales in the previous quarter. Year-to-date operating expenses increased to 27% of sales compared to 26% of sales for the prior year-to-date period for the same reason. In absolute dollars, operating expenses increased $434,000 or 7% on a year-to-date basis. The bulk of this ($341,000) was due to our decision to increase research and development expenses. We expect operating expenses will increase slightly in absolute dollars in the next quarter, which may result in a slight increase as a percentage of sales. We intend to continue to make relatively small strategic product and market development investments intended to help increase sales. In addition, we expect sales commission expense to fluctuate in line with sales.

Other Income (Expense)

Total other income (expense) was $4,000 of income in the current quarter, compared to $34,000 in expense for the comparable quarter of the prior year and zero in the previous quarter. The improvement in total other income (expense) results primarily from an increase in interest income due to our higher cash balance. Year-to-date total other income (expense) was also $4,000 in income, compared to $98,000 in expense. This was also due to lower interest expense and higher interest income in the current year resulting from our continued positive cash flow. We believe that other income (expense) will remain at very low levels for the foreseeable future.

Income Tax Expense

In the current quarter we recorded a small provision for state and federal income tax and expect to record relatively small income tax provisions in future periods. We continue to maintain a full valuation allowance on our deferred tax assets due to prior period losses as well as the general economic environment. However, we retain the tax benefits involved and we will realize the benefit in future periods to the extent we are profitable. As of the end of the last fiscal year, we had income tax carry forwards and other potential tax benefits available to reduce future federal taxable income by approximately $17.3 million. The net operating loss carry forward begins to expire August 31, 2023.

Net Income

Net income was $221,000, or $0.03 per diluted share, in the current quarter, compared to $484,000, or $0.06 per diluted share, for the comparable quarter of the prior year and $407,000 or $0.05 per diluted share for the previous quarter. Compared to the comparable quarter of the prior year, the decrease in net income was due to a decrease in gross margin and increase in operating expenses. Compared to the previous quarter, a decrease in sales and increase in operating expenses was only partially offset by increased gross margin. Year-to-date net income was $628,000 or $0.08 per diluted share compared to $885,000 or $0.11 per diluted share. On a year-to-date basis, net income was $257,000 lower primarily due to increased sales being more than offset by a slightly lower gross margin and increased operating expenses. Our decision to increase research and development expense by $341,000 had the biggest impact on operating expenses. The number of diluted shares outstanding did not change very much among the periods presented.

Financial Condition

Financing Arrangements

Our banking agreement and its status at the end of the current quarter are described in Note 4 to our Financial Statements included in this report. On December 31, 2004, we replaced our banking agreement with a new revolving credit arrangement with an affiliate of our previous lender, under which the lender will make advances to us based on levels of eligible accounts receivable, subject to a limit of $10.0 million. In comparison to the previous banking agreement, fees and interest rates are lower.

Revised financial covenants under the new revolving credit arrangement include provisions as to the ratio of senior funded debt to cash flow, tangible net worth, profitability, and fixed charges coverage. We were in compliance with all covenants as of February 28, 2005. Although we believe that we will be able to continue to meet the covenants, there is no assurance that this will occur. Should there be a covenant violation when we have outstanding borrowings and there is not a waiver or amendment, the maturity of our debt could be accelerated and other sources of cash would be needed.

Liquidity

The major source of liquidity at February 28, 2005, consisted of $4.7 million of cash and $5.3 million available under the banking agreement. As of February 28, 2005, our revolving line of credit facility had a loan balance of zero.

Net cash provided by operating activities was $2.4 million for the current year-to-date period as compared to $3.0 million for the comparable period of the prior year. The decrease in net cash provided by operations was primarily due to a $0.3 million reduction in net income and a $0.3 million reduction in noncash items included in net income. Non-cash items included in net income, such as depreciation, totaled $1.2 million in the current year-to-date period, compared to $1.6 million in the prior year. Depreciation and amortization declined from $1.5 million in the prior year to $1.2 million in the current year as a result of assets reaching the end of their lives and the various fixed asset write downs we have reported in prior periods.

Cash provided by operating asset and liability accounts was $487,000 for the current year-to-date period as compared to $525,000 for the comparable period of the prior year. In the current year, accounts receivable and inventory have been reduced by a total of $374,000, compared to an increase in receivables and inventory in the prior year of $679,000. The net change of $1.1 million was a result of lower sales and our effort to control inventories. Collections of our receivables on a days sales outstanding measurement decreased to the low to mid 50-day range in the current quarter, compared to the higher 50’s in the previous quarter. Past due accounts remain insignificant. Offsetting our increase in cash provided by receivables and inventory reduction was a reduction in cash provided by accounts payable, down to $379,000 from $1.3 million provided last year. The biggest influence on accounts payable is the pattern of inventory receipts from our offshore contractors late in any particular quarter. We received a large amount of inventory from our offshore contractors late in the current quarter. It is likely that accounts payable will be paid down to more normal levels in our next quarter.

We expect to maintain positive cash flow from operations for fiscal 2005, as we have in the last three fiscal years. We believe continued positive cash flow, as well as access to our credit facilities, will be sufficient to maintain normal operations for the next twelve months.

Cash used in investing activities was $603,000 for the current year-to-date period, as compared to $406,000 for the prior year-to-date period. Capital spending was the primary use of cash for investing purposes in both years. We also had cash provided from investing activities resulting from the proceeds of sales of fixed assets in both years. We expect to acquire up to $1.5 million of capital equipment by the end of fiscal 2005, primarily related to the development of new products and new manufacturing processes.

Net cash provided from financing activities was $201,000 in the current year-to-date period, compared to cash used in financing activities of $2.5 million in the prior year-to-date period. In the current year, $259,000 was generated from sales of stock related to our stock compensation programs, compared to $1.5 million in the prior year. Offsetting that cash inflow in the prior year were $3.9 million of repayments of bank debt. Since all of our bank debt had been paid down last year, there are no such repayments this year.

As of February 28, 2005, we had approximately $5.3 million available in cash under our banking arrangement based upon the borrowing base at that time. In addition, approximately $4.7 million may become available under the revolving credit facility if our borrowing base were to increase sufficiently to support the increased borrowing. We are not able to say when or if an increase in our future borrowing base will happen because of our inability to project sales levels very far into the future due to limited lead times on orders placed with us by our customers.

While we reported positive operating cash flows for the last fifteen quarters, a reduction in sales or gross margins could occur due to economic or other factors. We believe that cash generated from operations, our cash balances and the amounts available under our credit facility will be sufficient to meet our cash requirements for the next twelve months. If for any reason these sources of funds are not sufficient to meet our requirements, we may be required to raise additional funds. We cannot guarantee that we would be able to obtain additional financing or, if available, that it would be available to us on acceptable terms. Should that happen, there could be a significant adverse impact on our operations.

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

	YTD 2nd Qtr
	FY2005	FY2004	FY2003
Net grants during the period as % of outstanding shares	1.0%	5.1%	4.7%
Grants to Named Executive Officers during the period as % of total options granted.	0.0%	31.3%	26.6%
Grants to Named Executive Officers during the period as % of outstanding shares.	0.0%	1.6%	1.3%
Cumulative options held by Named Executive Officers as % of total options outstanding.	28.0%	28.7%	26.4%

(c) General Option Information

Summary of Option Activity

The following is a summary of stock option activity for the fiscal year ended August 31, 2004 and the six months ended February 28, 2005:

			Options Outstanding
		Shares Available for Options (#)	Number of Shares (#)	Weighted Average Exercise Price ($)
Balance at	August 31, 2003	641,958	2,032,625	$5.96
	Grants	(384,000)	384,000	$7.06
	Exercises	—	(338,728)	$5.23
	Cancellations	8,894	(8,894)	$2.58
	Additional shares reserved	200,000	—	—

Balance at	August 31, 2004	466,852	2,069,003	$6.30
	Grants	(77,000)	77,000	$7.72
	Exercises	—	(29,396)	$3.84
	Cancellations	16,839	(16,839)	$9.59
	Additional shares reserved	—	—	—

Balance at	February 28, 2005	406,691	2,099,768	$6.36

In-the-Money and Out-of-the-Money Option Information

The following table compares the number of shares subject to option grants with exercise prices below the closing price of our common stock at February 28, 2005 (referred to as “In-the-Money”) with the number of shares subject to option grants with exercise prices equal to or greater than the closing price of our common stock at February 28, 2005 (referred to as “Out-of-the-Money”). The closing price of our common stock at February 28, 2005 was $7.00 per share.

	Exercisable		Unexercisable		Total
As of End of Quarter	Shares (#)	Wtd. Avg. Exercise Price ($)	Shares (#)	Wtd. Avg. Exercise Price ($)	Shares (#)	Wtd. Avg. Exercise Price ($)
In-the-Money	930,502	$4.35	374,625	$4.39	1,305,127	$4.36
Out-of-the-Money	587,204	$10.25	207,437	$7.89	794,641	$9.64

Total Options Outstanding	1,517,706	$6.64	582,062	$5.64	2,099,768	$6.36

(d) Executive Options

Options Granted to Named Executive Officers

There were no stock options granted to our Named Executive Officers during the six months ended February 28, 2005. Named Executive Officers are those executive officers described in the table above under the heading “Employee and Executive Option Grants”.

Options Exercises and Remaining Holdings of Named Executive Officers

The following table sets forth information concerning stock options exercised during the six months ended February 28, 2005 and the number of shares of our common stock subject to both exercisable and unexercisable stock options as of February 28, 2005 for each of our Named Executive Officers as described in the table above under the heading “Employee Executive Option Grants”. The value of unexercised in-the-money options is based on the fair market value of our common stock as of February 28, 2005, of $7.00 per share, minus the exercise price, multiplied by the number of shares underlying the option.

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at End of Quarter (#)		Values of Unexercised In-the- Money Options at End of Quarter ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
David M. Kirk	0	0	160,380	48,120	$181,572	$81,936
Darrell L. Ash	0	0	65,065	26,935	$117,385	$51,530
David Crawford	5,000	$16,875	71,405	24,895	$80,458	$43,193
Robert J. Kansy	0	0	72,522	24,478	$79,365	$41,925
Jon Prokop	0	0	70,113	24,687	$126,543	$42,559

(e) Equity Compensation Plan Information

The following table summarizes our equity compensation plans as of February 28, 2005.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,461,513	$7.00	296,812
Equity compensation plans not approved by security holders*	638,255	$4.89	109,879

Total	2,099,768	$6.36	406,691

*	Our 1999 Equity Incentive Plan provides for non-statutory stock options, bonuses or restricted stock and has not been approved by the stockholders. Neither the chief executive officer nor any of the other four highest compensated officers are eligible to participate. Other officers are only eligible to receive awards that are an inducement essential to such individual entering into an employment agreement with us or any of our affiliates.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk primarily due to fluctuations in interest rates. As of February 28, 2005, with all other variables held constant, a hypothetical one percentage point increase in interest rates would result in an immaterial increase in interest expense on an annual basis due to the variable rate borrowings currently in place.

A substantial majority of our products have a manufacturing process in a foreign jurisdiction and are sold in foreign jurisdictions. We manage our exposure to currency exchange fluctuations by denominating most transactions in U.S. dollars. We consider the amount of our foreign currency exchange rate risk to be immaterial as of February 28, 2005 and accordingly have not hedged any such risk.

ITEM 4. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported in a timely manner. There have been no changes in our internal control over financial reporting during the quarter ended February 28, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of stockholders of the Company held on January 19, 2005, the following actions were taken:

1.	The stockholders elected the following individuals as directors until the next annual meeting of stockholders or until their successors are duly elected and have qualified. The action was taken as evidenced by the following vote totals.

Director	Votes
David M. Kirk:
For	6,970,221
Withheld	325,706
Michael R. Bernique
For	7,031,536
Withheld	264,391
Cornelius C. Bond, Jr.
For	7,001,406
Withheld	294,521
Dean C. Campbell
For	7,002,706
Withheld	293,221
Francis J. Hughes, Jr.
For	7,002,706
Withheld	293,221

These five individuals constitute the entire board of directors serving at this time.

2.	The stockholders ratified the selection of McGladrey & Pullen LLP as the Company’s independent auditors for the fiscal year ending August 31, 2005. The action was approved by the following vote totals.

For	7,275,657
Against	8,404
Abstain	11,866

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits. We hereby incorporate by reference all exhibits filed in connection with Form 10-K for the year ended August 31, 2004.

(b)	Exhibits included:

Exhibit	Description
4.9	Third Amendment to Rights Agreement between Registrant and EquiServe Trust Company, National Association (successor to Fleet National)[1]

10.97	Loan Agreement between Registrant and Wells Fargo Bank, National Association dated December 31, 2004.[2]

10.98	Pledge and Security Agreement between Registrant and Wells Fargo Bank, National Association dated December 31, 2004.[2]

31.1	Certificate Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 for CEO. [2]

31.2	Certificate Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 for CFO. [2]

32.1	Certificate Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 for CEO. [2]

32.2	Certificate Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 for CFO. [2]

[1]	Previously filed as Exhibit 4.6 to Amendment No. 2 to Form 8-A/A filed on December 17, 2004 and incorporated herein by reference.
[2]	Filed as an exhibit to this Form 10-Q.

(c)	We filed a report on Form 8-K on December 7, 2004 reporting under Items 5.02 and 9.01 our hiring of Joseph E. Andrulis and his election as our Vice President-Marketing.

We filed a report on Form 8-K on December 15, 2004 reporting under Items 8.01 and 9.01 our entry into an agreement with StatSignal IPC, LLC.

We filed a report on Form 8-K on December 16, 2004 reporting under Items 2.02 and 9.01 our press release, dated December 16, 2004, regarding our first quarter fiscal year 2005 results of operations and financial condition.

We filed a report on Form 8-K on December 17, 2004 reporting under Items 3.03 and 9.01 our entry into the Third Amendment to Rights Agreement.

We filed a report on Form 8-K on January 6, 2005 reporting under Items 1.01, 1.02 and 9.01 our entry into a Loan Agreement and the termination of the Amended and Restated Credit and Security Agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RF MONOLITHICS, INC.

Dated: April 13, 2005	By:	/s/ David Kirk
David Kirk
CEO, President and Director

Dated: April 13, 2005	By:	/s/ Harley E Barnes III
Harley E Barnes III
CFO

INDEX TO EXHIBITS

Exhibit	Description
4.9	Third Amendment to Rights Agreement between Registrant and EquiServe Trust Company, National Association (successor to Fleet National)(1)

10.97	Loan Agreement between Registrant and Wells Fargo Bank, National Association dated December 31, 2004.(2)

10.98	Pledge and Security Agreement between Registrant and Wells Fargo Bank, National Association dated December 31, 2004.(2)

31.1	Certificate Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 for CEO.(2)

31.2	Certificate Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 for CFO.(2)

32.1	Certificate Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 for CEO.(2)

32.2	Certificate Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 for CFO.(2)

(1)	Previously filed as Exhibit 4.6 to Amendment No. 2 to Form 8-A/A filed on December 17, 2004 and incorporated herein by reference.
(2)	Filed as an exhibit to this Form 10-Q.