Form 10-Q
period 2005-05-31
RF MONOLITHICS INC /DE/
filed 2005-07-14
CIK 922204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 2005

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

As of June 30, 2005: 7,873,043 shares of the Registrant’s Common Stock, $.001 par value, were outstanding.

RF MONOLITHICS, INC.

FORM 10-Q

QUARTER ENDED MAY 31, 2005

PART I. CONDENSED CONSOLIDATED FINANCIAL INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RF MONOLITHICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

	May 31, 2005	August 31, 2004
	(Unaudited)	(a)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$5,261	$2,715
Trade receivables - net	7,095	7,357
Inventories - net	8,854	9,133
Prepaid expenses and other current assets	334	282

Total current assets	21,544	19,487

PROPERTY AND EQUIPMENT - Net	6,324	7,003

OTHER ASSETS - Net	406	283

TOTAL	$28,274	$26,773

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable - trade	$3,296	$2,785
Accrued expenses and other current liabilities	1,983	1,897

Total current liabilities	5,279	4,682

OTHER LIABILITIES	110	245

STOCKHOLDERS’ EQUITY:
Common stock: 7,870 and 7,806 shares issued	8	8
Additional paid-in capital	36,643	36,338
Common stock warrants	128	128
Treasury stock, 36 common shares at cost	(227)	(227)
Accumulated deficit	(13,627)	(14,313)
Unearned compensation	(40)	(88)

Total stockholders’ equity	22,885	21,846

TOTAL	$28,274	$26,773

(a)	Derived from audited financial statements.

See notes to condensed consolidated financial statements.

RF MONOLITHICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

(In Thousands, Except Per-Share Amounts)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2005	2004	2005	2004
SALES	$11,284	$13,568	$34,730	$35,980
COST OF SALES	8,128	9,144	24,579	24,658

GROSS PROFIT	3,156	4,424	10,151	11,322
OPERATING EXPENSES:
Research and development	1,105	1,358	3,287	3,199
Sales and marketing	1,318	1,442	4,029	4,029
General and administrative	726	778	2,174	2,257

Total operating expenses	3,149	3,578	9,490	9,485

INCOME FROM OPERATIONS	7	846	661	1,837
OTHER INCOME (EXPENSE):
Interest income	24	1	55	1
Interest expense	(27)	(40)	(74)	(212)
Other	—	(12)	20	62

Total other income (expense)	(3)	(51)	1	(149)

INCOME BEFORE INCOME TAXES	4	795	662	1,688
INCOME TAX EXPENSE (BENEFIT)	(54)	2	(24)	10

NET INCOME	$58	$793	$686	$1,678

EARNINGS PER SHARE
Basic	$0.01	$0.10	$0.09	$0.22

Diluted	$0.01	$0.09	$0.08	$0.20

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	7,869	7,722	7,840	7,534

Diluted	8,202	8,455	8,291	8,256

See notes to condensed consolidated financial statements.

RF MONOLITHICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(In Thousands)

	Nine Months Ended May 31,
	2005	2004
OPERATING ACTIVITIES:
Net income	$686	$1,678
Noncash items included in net income:
Depreciation and amortization	1,816	2,192
Provision for trade receivable allowance	—	4
Amortization of unearned compensation	51	154
Gain on disposal of property and equipment	(35)	(10)
Changes in operating assets and liabilities:
Trade receivables	262	(2,104)
Inventories	279	(364)
Prepaid expenses and other	(52)	(37)
Accounts payable - trade	511	1,403
Accrued expenses and other liabilities	39	185

Net cash provided by operating activities	3,557	3,101

INVESTING ACTIVITIES:
Acquisition of property and equipment	(1,150)	(439)
Proceeds from disposition of property and equipment	126	158
Change in other assets	(201)	(34)

Net cash used in investing activities	(1,225)	(315)

FINANCING ACTIVITIES:
Repayments on line of credit	—	(2,696)
Repayments on building mortgage and other	—	(1,262)
Repayments of third party financing	(88)	—
Proceeds from issuance of common stock	302	1,690

Net cash provided by (used in) financing activities	214	(2,268)

INCREASE IN CASH AND CASH EQUIVALENTS	2,546	518
CASH AND CASH EQUIVALENTS:
Beginning of period	2,715	216

End of period	$5,261	$734

SUPPLEMENTAL INFORMATION:
Interest paid	$6	$70

Income taxes paid	$58	$3

Noncash financing activities-software acquired under third party financing	$—	$237

See notes to condensed consolidated financial statements.

RF MONOLITHICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    INTERIM FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, that in the opinion of the management of RF Monolithics, Inc. are necessary for a fair presentation of our financial position as of May 31, 2005, the results of operations for the three and nine months ended May 31, 2005 and 2004 and cash flows for the nine months ended May 31, 2005 and 2004. These unaudited interim condensed consolidated financial statements should be read in conjunction with our audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended August 31, 2004, filed with the Securities and Exchange Commission.

Operating results for the nine months ended May 31, 2005, are not necessarily indicative of the results to be achieved for the full fiscal year ending August 31, 2005.

New Accounting Pronouncements - FASB Statement 123 (Revision 2004), “Share-Based Payment”, or FASB Revised Statement 123, was issued in December 2004 and is effective for fiscal years beginning after June 15, 2005. The new statement requires all share-based payments to employees to be recognized in the financial statements based on their fair values. We currently account for our share-based payments to employees under the intrinsic value method of accounting set forth in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issues to Employees”. We plan to adopt the new statement in our next fiscal year, beginning September 1, 2005. Adoption of this standard could materially impact the amount of compensation expense incurred for future financial reporting for stock options that vest, and for other stock awards to which the recipients become entitled, on or after September 1, 2005. We currently estimate that stock option expense in fiscal year 2006 will be approximately $150,000 per quarter.

2.    INVENTORIES

Inventories consist of the following (in thousands):

	May 31, 2005	August 31, 2004
Raw materials and supplies	$3,618	$3,307
Work in process	2,729	2,340
Finished goods	3,835	4,517

Total gross inventories	10,182	10,164
Less: Inventory reserves	(1,328)	(1,031)

Total inventories	$8,854	$9,133

3.    PROPERTY AND EQUIPMENT

Property and equipment includes work in progress of $986,000 at May 31, 2005, and $293,000 at August 31, 2004. These amounts are composed primarily of licensed software, manufacturing equipment for new processes and other assets not yet placed in service.

4.    CREDIT FACILITIES

On December 31, 2004, we replaced our banking agreement with a new revolving credit arrangement with an affiliate of our previous lender, under which the lender will make advances to us based on levels of eligible accounts receivable, subject to a limit of $10.0 million. As of May 31, 2005, our revolving line of credit facility had a loan balance of zero and availability of approximately $5.6 million under our borrowing base. In comparison to the previous banking agreement, fees and interest rates are lower. Financial covenants under the new revolving credit arrangement include provisions as to the ratio of senior funded debt to cash flow, tangible net worth, profitability, and fixed charges coverage. We were in compliance with all covenants as of May 31, 2005.

5.    CAPITAL STOCK

Stock Options

The following table illustrates the stock option grant activity for fiscal 2005 by quarter as of May 31, 2005:

	Options Granted	Recipients	Exercise Price	Stock Option Type	Plan
Second Quarter	30,000	Officers	$ 8.69	Incentive	1997 Equity Incentive Plan
”	7,000	Employees	$ 7.49	Non-qualified	1999 Equity Incentive Plan
”	40,000	Directors	$ 7.04	Non-qualified	1997 Equity Incentive Plan

Total Second Qtr.	77,000

Third Quarter	96,252	Employees	$ 4.56	Non-qualified	1999 Equity Incentive Plan
	38,568	Employees	$ 4.56	Incentive	1997 Equity Incentive Plan
	36,600	Officers	$ 4.56	Incentive	1997 Equity Incentive Plan
”	5,376	Consultants	$ 4.56	Non-qualified	1999 Equity Incentive Plan

Total Third Qtr.	176,796

YTD May 31, 2005	253,796

In the first three quarters, options to purchase 29,352 shares of stock were cancelled due to employee terminations and option period expirations.

We currently account for our stock option plans under APB No. 25 and related Interpretations. All options granted in the past have an exercise price equal to the market value of the underlying common stock on the date of grant. Accordingly, no compensation expense was recognized for options granted to employees and directors. Options granted to consultants are valued at fair value using the Black-Scholes model. Compensation expense of such options is recognized over the vesting life of the options, which is aligned with the consulting service life. As permitted by SFAS No. 123, we will continue to apply APB No. 25 to our stock-based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share until adoption of FASB Revised Statement 123 for our next fiscal year, beginning September 1, 2005.

The following table illustrates the effect on net income and earnings per share as if the fair value based method under SFAS No. 123 had been applied to all outstanding vested and unvested awards in each period (in thousands, except per share amounts):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2005	2004	2005	2004

Net Income, as reported	$58	$793	$686	$	,678

Add: Stock option based compensation expense included in reported net income, net of related tax effects.	11	33	41		70

Deduct: Total stock option based compensation expense, including ESPP, determined under fair value based method for all awards, net of related tax effects.	(1,073)	(190)	(1,452)		(1,157)

Pro forma net income (loss)	$(1,004)	$636	$(725)		$591

EARNINGS (LOSS) PER SHARE
Basic - as reported	$0.01	$0.10	$0.09		$0.22

Basic - pro forma	$(0.13)	$0.08	$(0.09)		$.08

Diluted - as reported	$0.01	$0.09	$0.08		$0.20

Diluted - pro forma	$(0.13)	$0.08	$(0.09)		$0.07

On May 11, 2005, we accelerated the vesting of certain unvested and “out-of-the-money” stock options that were outstanding with an exercise price greater than $5.98 per share, which was the market price on that day. As of result of this vesting acceleration, the stock option based compensation expense in the table above increased approximately $875,000 above previously scheduled amortization for the three months ended May 31, 2005. Of the approximately $875,000 expense from accelerated vesting, 54% is from Officer options, 33% is from Employee options and 13% is from Director options. This acceleration was done primarily to reduce compensation expense that would be recorded in future periods following our adoption of SFAS No. 123(R) beginning with our next fiscal year.

See Item 2 of Part I entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations for an additional discussion of our stock option plans.

6. SALES REVENUE

The following table sets forth the components of our sales and the percentage relationship of the components to sales by product area for the periods indicated (in thousands, except percentage data):

	Amounts				% of Total
	Three Months Ended May 31,		Nine Months Ended May 31,		Three Months Ended May 31,		Nine Months Ended May 31,
	2005	2004	2005	2004	2005	2004	2005	2004
Product Sales:
Low-power Product Group:
Low-power Components	$2,989	$5,635	$10,993	$15,622	26%	42%	31%	43%
Virtual Wire™ radio products	2,734	3,444	9,002	9,104	24	25	26	25

Subtotal	5,723	9,079	19,995	24,726	50	67	57	68

Communications Products Group:
Frequency Control Modules	993	873	3,038	2,358	9	7	9	7
Filters	4,491	3,560	11,457	8,583	40	26	33	24

Subtotal	5,484	4,433	14,495	10,941	49	33	42	31

Total Product Sales	11,207	13,512	34,490	35,667	99	100	99	99
Technology development sales	77	56	240	313	1	0	1	1

Total Sales	$11,284	$13,568	$34,730	$35,980	100%	100%	100%	100%

International sales were approximately 64% or $7,191 during the current quarter and 64% or $8,705 during the comparable quarter of the prior year. We consider all product sales with a delivery destination outside of North America to be international sales.

7. INCOME TAXES

During the nine months ended May 31, 2005 and 2004, we realized book income of $662,000 and $1,688,000, respectively. In both the current and prior years we recorded small provisions for state income tax and in the current year we also recorded a provision for alternative minimum federal income tax. We expect to record relatively small income tax provisions in future periods. The net alternative minimum federal tax is expected to be approximately 2% of taxable income prior to applying loss carry forwards and other credits. We continue to maintain a full valuation allowance on our deferred tax assets due to prior period losses, as well as the general economic environment. However, we retain the tax benefits involved and we will realize the benefit in future periods (1) to the extent we have taxable income in a reported period for which we utilize some of the tax benefit and (2) whenever, and to the extent, management concludes that it is more likely than not that we will also realize some of the tax benefits in future periods.

In May 2005, we filed our Federal and State income tax returns for fiscal 2004 and recorded a $55,000 tax benefit due to a favorable adjustment between the actual income taxes owed for fiscal 2004 and our estimate of fiscal 2004 federal and state income taxes. $46,000 of the income tax benefit related to federal alternative minimum taxes recorded in fiscal 2004, $4,000 related to federal alternative minimum taxes recorded in the first quarter of fiscal 2005 and $5,000 related to state income taxes recorded in fiscal 2004.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion may be understood more fully by reference to the financial statements, notes to the financial statements, and management’s discussion and analysis contained in our Annual Report on Form 10-K for the year ended August 31, 2004, filed with the Securities and Exchange Commission.

General

We design, develop, manufacture and market a broad range of radio frequency components and modules. Our products are organized into two groups: (a) the Low-power Products Group and (b) the Communications Products Group. The Low-power Products Group includes low-power components, as well as Virtual Wire™ Short-range Radio products. The Communications Products Group includes frequency control modules and filter products. Our products generally utilize SAW technology. We have recently formed a Wireless Systems Group to develop and sell wireless solutions with products, technologies and applications composed of a wide range of radio modules, gateways, wireless sensor networks, point-to-point and mesh network protocols with development tools. The amounts involved are not yet material, so they are included in Virtual Wire™ Short-range Radio products and Technology development sales. When sales of the Wireless Systems Group become material they will be shown separately.

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

Results of Operations

In this next section we will discuss our financial statements. In this discussion, we will make comparisons between the following periods, which we believe are relevant to understanding trends in our business:

•	The current quarter and current year-to-date, each ended May 31, 2005, of the fiscal year ending August 31, 2005, in comparison to the comparable quarter of the prior year and prior year-to-date period, each ended May 31, 2004.

•	Certain comparisons with the three months ended February 28, 2005 (previous quarter), are provided where we believe it is useful to the understanding of trends.

•	There are some forward-looking statements that refer to our subsequent quarter ending August 31, 2005 (next quarter or fourth quarter).

The selected financial data for the periods presented may not be indicative of our future financial condition or results of operations.

The following table illustrates operating results for the four quarters of fiscal 2004 and the first three quarters of fiscal 2005. These figures will be used when discussing trends in the following section.

	Fiscal 2004 Quarter Ended				Fiscal 2005 Quarter Ended
	Nov. 30	Feb. 29	May 31	Aug. 31	Nov. 30	Feb. 28	May 31
Sales by product area:
Low-power Components	$4,778	$5,209	$5,635	$4,568	$4,165	$3,839	$2,989
Virtual Wire™ Radio products	2,949	2,711	3,444	3,304	3,053	3,215	2,734
Frequency Control Modules	680	805	873	1,016	1,178	867	993
Filters	2,529	2,494	3,560	3,617	3,643	3,323	4,491
Technology development sales	203	54	56	21	124	39	77

Total Sales	11,139	11,273	13,568	12,526	12,163	11,283	11,284
Cost of sales	7,833	7,681	9,144	8,510	8,573	7,878	8,128

Gross profit	3,306	3,592	4,424	4,016	3,590	3,405	3,156
% of sales	29.7%	31.9%	32.6%	32.1%	29.5%	30.2%	28.0%

Operating expenses:
Research and development	854	987	1,358	1,271	1,063	1,119	1,105
Sales and marketing	1,269	1,318	1,442	1,355	1,364	1,347	1,318
General and administrative	713	766	778	783	734	714	726

Total	2,836	3,071	3,578	3,409	3,161	3,180	3,149

Income from operations	470	521	846	607	429	225	7
Other income (expense), net	(64)	(34)	(51)	(44)	0	4	(3)

Income before income taxes	406	487	795	563	429	229	4
Income tax expense (benefit)	5	3	2	4	22	8	(54)

Net Income	$401	$84	$793	$559	$407	$221	$58

The following table sets forth, for the three and nine months ended May 31, 2005, and 2004, (a) the percentage relationship of certain items from our statements of operations to sales and (b) the percentage change in these items between the current period and the comparable period of the prior year:

	Percentage of Total Sales				Percentage Change From
	Three Months Ended May 31		Nine Months Ended May 31		Three Months Ended May	Nine Months Ended May
	2005	2004	2005	2004	2005 to 2004	2005 to 2004
Sales	100%	100%	100%	100%	(17)%	(4)%
Cost of sales	72	67	71	69	(11)	0

Gross profit	28	33	29	31	(29)	(10)

Research and development	10	10	9	9	(19)	3
Sales and marketing	12	11	12	11	(9)	0
General and administrative	6	6	6	6	(7)	(4)

Total operating expenses	28	27	27	26	(12)	0

Income from operations	0	6	2	5	(99)	(64)
Other expense, net	0	0	0	0	(94)	(101)

Income before income taxes	0	6	2	5	(99)	(61)
Income tax expense	(1)	0	0	0	(2,800)	(340)

Net income	1%	6%	2%	5%	(93)%	(59)%

Sales

Overall Sales Trends for Current Quarter Compared to the Prior Year and Previous Quarter

Total sales decreased 17% in the current quarter compared to the comparable quarter of the prior year but were the same as the previous quarter. The third quarter of the prior year was particularly strong and economic conditions were favorable for most of our products. The reduction from the comparable quarter of the prior year is due to decreases in the number of units sold and average selling prices of both our low-power component products and Virtual Wire™ Short-range Radio products. The decreased number of units sold was due to declines in several of the markets these products serve, including the automotive market. Declines in these products were partially offset by an increase in the number of units sold for our frequency control and filter products, particularly for satellite radio filters.

While sales were nearly the same in the current quarter as the previous quarter, there was a relatively large shift in product mix. Sales for low-power components decreased 22% from the previous quarter and Virtual Wire™ Short-range Radio products decreased 15%, due to decreases in the number of units sold resulting from declines in several of the markets these products serve, as well as ongoing reductions in average selling price. The decrease in sales from the previous quarter for low-power components was due to a 19% decrease in the number of units sold as a result of lighter production schedules of our automotive customers and a decrease in average selling prices of 3%. The decrease in sales for Virtual Wire™ Short-range Radio products was primarily due to a 12% decrease in average selling prices from the previous quarter. This is from lower sales of a high average selling price medical application that were quite high in the previous quarter. Offsetting these decreases was an increase in sales of 15% for our frequency control and 35% for our filter products, primarily for satellite radio filters. The particularly strong satellite radio filter activity was the result of several promotional programs of service providers during the period. The product line sales trends are discussed in more detail in the section below entitled “Product Line Sales Trends”.

Ongoing decreases in average selling prices have caused a negative trend in our sales. On an annual basis, the impact on our volume product lines ranges from 7% (low-power component products) to 35% (for filters) as a result of competitive conditions in the markets we serve. We compete in very price competitive markets in which customers require decreased prices over time to maintain their business. In addition, as new products ramp up in volume our customers often expect economies of scale to result in lower pricing. For a discussion of strategies for sustaining gross profit, see “Gross Profit” below.

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

We have experienced sudden increases in demand in the past, which have put pressure on our manufacturing facilities and those of our offshore contractors to increase capacity to meet this demand. In addition, new products sometimes require different manufacturing processes than we currently possess. We may not be able to increase our manufacturing capacity or that of our offshore contractors, or improve our manufacturing processes in a timely manner so as to take advantage of increased market demand. Failure to do this could result in a material loss of potential sales. However, we believe that having multiple qualified offshore contractors provides some level of backup for such contingencies.

Year-to-Date Sales Trends

Sales for the current year-to-date period decreased 4% from the prior comparable year-to-date period, with the entire decrease taking place in the current quarter. The product mix changes in the current year-to-date period were similar to what occurred in the current quarter. There was a 30% reduction in sales of low-power components resulting from a decrease in average selling prices and a reduction in the number of units sold to automotive customers. This continues an ongoing trend of lower sales for these more mature products. The decrease in sales was partially offset by an increase in the number of units sold of our other product lines. We have focused our product and market development efforts on these products for some time. In recent years we have introduced many new products for rapidly growing wireless markets. These include Virtual Wire™ Short-range Radio products for automated meter reading, or AMR, applications, frequency control modules for optical timing and work station applications and filters for satellite radio applications. Each of these products experienced an increase in sales as a result of increased market acceptance of these new products, although the 7% increase in number of units sold for Virtual Wire™ Short-range Radio products was offset by an 8% decrease in average selling prices for these products. Our ability to grow sales in the future will be largely dependent on our ability to develop and sell new products in volumes great enough to more than offset the anticipated decline in sales for our more mature low-power components.

Guidance

During recent quarters we have seen a slowdown in economic growth for several of the wireless component markets that we serve, particularly the automotive market. Our diversified customer base allowed us to report a one-to-one book-to-bill ratio this quarter, while we noted that some of our competitors experienced declines in bookings. While we believe the final ruling on the tire pressure monitoring regulation will result in additional sales in our fiscal year 2006, there appears to be little impact in the near term. Sales for filters for the satellite radio market have grown in recent periods, but the growth is mainly for the consumer market that is characterized by short-term fluctuations in demand and very short lead-times. We believe there will be a summer slowdown for these products followed by a fall ramp up for holiday sales. As a result of the economic outlook in some of our major markets, especially the depressed automotive market, we are guiding to fourth quarter sales remaining flat compared to our third quarter. This would be down approximately 10% from the strong fourth quarter we experienced last year. Most of our customers lack visibility for demand for their products beyond several months. As a result, we cannot make an estimate of sales beyond the next quarter.

Product Line Sales Trends

Low-power Components

Low-power component sales in the current quarter decreased 47% from the comparable quarter of the prior year, and 22% from the previous quarter. The primary reason for the decreases was a decrease in the number of units sold to automotive customers. We have seen a general reduction in the production schedules of most of our automotive customers. In addition, we are seeing declining sales for some of our more mature products, including TO-39 package style products and surface mount products for remote keyless entry, or RKE, applications. This continues an ongoing trend for sales of these more mature products to decline as customers either convert their use for these products to other technologies (phase lock loop technology without a requirement for a SAW element) or to other very low priced competitors.

Partially offsetting this trend in recent periods has been an increase in the number of units sold for the tire pressure monitoring, or TPM, applications. We believe the Tread Act, which mandates a growing number of new vehicles in the United States to have some form of tire pressure monitoring, will help increase market demand. The final regulations to implement this legislation will go into effect in calendar year 2005. This may have a significant favorable impact on demand for the type of products we make that support direct conversion TPM systems, although it now appears there may not be a significant impact on our operations until our fiscal year 2006. Currently we estimate that only 11% of new vehicles have such systems. However, we believe there is considerable uncertainty as to the actual impact of the potential regulations on us. Our future sales of these products will remain heavily influenced by the production schedules of our automotive customers. This means our sales will tend to rise or fall with automotive production schedules.

The ongoing trend towards lower average selling prices for low-power components results from the fact that the primary market for these products is the automotive market for RKE and TPM applications. The automotive market is very price competitive and we have had to reduce average selling prices significantly to maintain our market position. The reduction in average selling prices for low-power components was 7% in the current quarter compared to the comparable period of the prior year and 3% in relation to the previous quarter. We expect the trend of lower average selling prices for low-power components to continue. As a result of lower average selling prices and a trend toward lower sales for more mature products, we think sales of low-power components are unlikely to increase significantly and may continue to decline.

Virtual Wire™ Short-range Radio products

Virtual Wire™ Short-range Radio products sales in the current quarter decreased 21% from the comparable quarter of the prior year and 15% in comparison to the previous quarter. The sales decrease from the comparable quarter of the prior year was primarily due to a 15% decrease in average selling prices as a result of lower-priced OEM sales partially offsetting a lower number of higher-priced units sold through distribution. There was a net 7% decrease in the number of units sold compared to the comparable quarter of the prior year due to lower stocking levels at distributors. The decrease in sales from the previous quarter for Virtual Wire™ Short-range Radio products was primarily due to a 12% decrease in average selling prices as a result of lower unit sales for a new higher average selling price medical application which reported relatively high unit sales in the previous quarter. Units shipped were 3% lower than the previous quarter, reflecting various changes in customer production schedules, primarily for AMR applications.

We have devoted significant resources to developing and marketing new Virtual Wire™ Short-range Radio products, including development costs related to our third generation of these products. We believe these products offer potential for significant sales growth in numerous wireless applications, particularly for applications that require small size and low power consumption. We are working with potential partners to bring other versions of our short-range radio products to market. We continue working with our existing customers to develop new applications and we expect sales increases for these products when new products start shipping in volume in our next fiscal year. We have expanded the mission of our Module Group with the creation of a Wireless Systems Group under our Vice President of Marketing to provide complete wireless solutions with products, technologies and applications composed of a wide range of radio modules, gateways, wireless sensor networks, and point-to-point and mesh network protocols with development tools to our customers. We believe this will allow us to be more market driven and take advantage of our radio frequency expertise in helping customers develop low-power wireless applications. However, it is difficult for us to predict when, or if, these new products will have a significant impact on our sales.

Filters

Sales of filter products in the current quarter increased 26% from the comparable quarter of the prior year and 35% from the previous quarter. The sales increases were primarily due to an increase in the number of units sold as a result of greater market acceptance of relatively new products for satellite radio applications. The unit increase in filter shipments from the prior comparable period was 94%. Partially offsetting the increase in number of units sold of satellite radio filters was a decrease in the number of units sold of older filter products. Some of the programs involved are coming to the end of their life cycles, particularly for cellular base station filters in telecommunications applications. This trend may continue until the next generation of base stations is deployed using new base station technology such as TDSCDMA and PHS.

In comparison with last year when we supplied filters for one of the two service providers in the market, we now provide filters for both of the satellite radio service providers in the market and we are working with them on future generations of product. We expect sales for the satellite radio application will continue to increase as subscriptions for those services continue to increase. We have seen growth in both automotive and general consumer applications for satellite radio service. The consumer portion of the satellite radio market is characterized by very short lead times as the firms manufacturing the radios wait for orders from retail customers before placing orders for components. As a result, we have very little visibility from our customers for those products and this makes forecasting very difficult. We anticipate that there may be a slowdown in shipments for this application in the summer, followed by a ramp up to support holiday demand in the fall.

The market for satellite radio filters appears to be more price competitive than we have seen for many low-power components markets. As a result, we needed to continue to reduce prices to maintain our market position, which partially offsets the impact of an increase in number of units sold. The decrease in current quarter average selling price was 35% when compared to the prior comparable period. Average selling prices for filters remained stable from the previous to the current quarter, as new pricing is now in effect for these products. Overall, we expect the trend toward lower average selling prices to continue. We have devoted significant resources to developing and supporting the growth of our filter products and believe that acceptance of these products will grow in future periods. However, the product development and introduction cycle for new products involves many uncertainties, so it is difficult to predict whether or not our focus on filter products will continue to result in increased sales.

Frequency Control Modules

Sales of frequency control modules in the current quarter increased 14% from the comparable quarter of the prior year and 15% from the previous quarter. The increases in sales were primarily due to an increase in the number of units sold for work station applications. We believe the increases in sales for these products in recent periods, results from some economic recovery in some of the telecommunications market we serve.

Other Sales Trends

The following table provides additional data concerning our sales:

	Percentage of Sales

	Current Quarter	Comparable Quarter	Previous Quarter
Sales to top five customers	45%	39%	45%
Distribution sales	28%	27%	24%
Number of customers with 10% or more sales	Two	None	One
Sales to 10% or more customers	23%	N/A	14%
International sales	64%	64%	58%

Two customers, a large international contract manufacturer and an international distributor, accounted for 12% and 11%, respectively, of sales in the current quarter. Sales to that same contract manufacturer were less than 10% in the comparable quarter of the prior year and 14% in the previous quarter. That customer utilizes our products in several different applications, including AMR and satellite radio applications. The current quarter increase in sales to the international distributor resulted from sales to the satellite radio market. An increase in sales to the customers with 10% or more of total sales contributed to the increase in sales from the top five customers in comparison to the comparable quarter of the prior year.

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

Gross Profit

Overall Gross Profit Trends for Current Quarter Compared to the Prior Year and Previous Quarter

The current quarter gross margin of 28.0% decreased from 32.6% in the comparable quarter of the prior year and 30.2% in the previous quarter. The 4.6% decrease in gross margin from the comparable quarter of the prior year was due to several reasons. The first is the impact that decreased sales volume had on costs. On an overall basis, the number of units sold decreased 18% in the current quarter from the comparable quarter of the prior year for reasons discussed under the sales section. During the quarter, we also deliberately held down production levels to control our inventory levels, which resulted in a reduction in finished goods of approximately $650,000. This had the impact of increasing manufacturing costs per unit, since a relatively high amount of fixed manufacturing costs were spread over fewer units. Fixed manufacturing costs include a significant amount of depreciation expense for manufacturing equipment. This impact was approximately two and a half margin points. Included in the overhead costs were incremental costs relating to a production issue we had with one of our offshore contractors. We incurred incremental costs of additional processing at our backup facility in Dallas, premium freight costs to protect customer deliveries and travel related costs to provide support to our contractor. This amounted to approximately one margin point. Our team has effectively resolved the production issue and we do not expect a similar amount of incremental cost in our next quarter. The other major reason for margin reduction from the comparable period of the prior year was the impact of a decrease in average selling prices resulting from competitive conditions exceeding the cost reductions we have achieved. The significant level of selling price decreases was discussed in the sales section of this report. We have been able to achieve significant cost reductions for material cost on a per unit basis, both in comparison to the prior year and in comparison to the previous quarter for almost every product line. However, the impact of the selling price reductions was greater, resulting in two margin points of erosion for material as a percentage of sales.

There was a 2.2% reduction in gross margin in the current quarter compared to the previous quarter. Approximately 1% of this was the impact of the production issues discussed in the previous paragraph. The remainder is the result of the impact of a decrease in average selling prices resulting from competitive conditions exceeding the cost reductions we have achieved, particularly for the products which had the largest price declines from the previous quarter low-power components and Virtual Wire™ Short-range Radio products.

Year-to-Date Gross Profit Trends

The current year-to-date gross margin was 29.2%, which was a decrease from the gross margin of 31.5% last year. The decrease from the comparable year-to-date period of the prior year was due to the impact of the reduction in average selling prices. The year-over-year decrease in average selling prices ranged from 6% (for low-power components) to 42% (for filters). This compares to reductions in manufacturing costs per unit that ranged from 0% to 39%. Our cost reduction efforts were partially offset by the impact of relatively high fixed costs on fewer units produced and shipped, as well as the production issues we encountered in the current quarter. The net effect was that in the current year-to-date period overall costs did not decrease as fast as selling prices, so gross margins were lower.

A favorable factor partially offsetting the impact of lower average selling prices is a gradual improvement in product mix. Our higher-priced products, such as Virtual Wire™ Short-range Radio products and frequency control modules, have a greater long-term potential for strong gross margins than the very price-sensitive low-power components and filters. A shift in sales to these higher-priced products has a positive impact on margins. These products in the current year represented 35% of total sales, compared to only 32% in the previous year-to-date period. Our new product development efforts, such as wireless systems solutions that incorporate our radio technology, are focused on higher-margin potential products.

Factors Influencing Gross Margins

Our gross margin continues to be influenced by several factors, some of which were favorable and some of which were unfavorable.

There are two favorable factors that are the result of our long-term efforts to improve gross margins. First, we have been successful in our ongoing cost reduction efforts. Each of our higher-volume product lines has consistently achieved cost reduction on a per unit manufacturing cost basis. We devote considerable resources to obtaining purchasing savings and in working with our suppliers and outside contractors to improve yields, increase productivity and to improve processes that result in lower costs. We intend to continue our efforts to reduce manufacturing costs in future periods. Second, over time there has been a favorable shift in product mix, as explained above in the discussion of gross margin trends. Increasing the ratio of the higher value-added products tends to increase our gross margin. Our new product development efforts are focused on higher value-added products. We expect this trend of favorable shifts in product mix to continue, although there may be some fluctuation in individual periods.

As mentioned in the previous section regarding sales, we face the continuing negative impact of declining average selling prices as a result of competitive conditions in the markets we serve. Each of our volume product lines experienced a decrease in average selling prices of at least 6% on a year-over-year basis. This trend continued to occur in the current quarter. We expect the trend of lower prices to continue. As mentioned above, the volume of units sold and produced also has a negative impact when the number of units produced is decreased, and as a result relatively high-level fixed manufacturing costs are spread over fewer units.

Other unfavorable factors that occur from time to time are production issues related to existing products and ramp-up costs associated with new products that require new manufacturing processes. A production issue with one of our overseas contractors in the current quarter resulting in one margin point of incremental cost and historically ramp-up costs have adversely affected us by several margin points. We have a complex manufacturing process and we continue to introduce new products into our manufacturing processes, so we may be subject to unanticipated production costs that negatively affect our gross margin. A final factor that occurs from time to time is the negative impact of non-cash charges for obsolescence and write-downs of inventory. We had no significant charges for obsolescence in the current quarter.

Guidance

The discussion above indicates that there are numerous factors that may have a material impact on our gross margins. Any one of them could cause a significant change in gross margin in either a favorable or unfavorable way, depending on the circumstances. This makes long-term estimates of our gross margin very difficult. However, we anticipate that the production issues that cost us 1% of sales in the current quarter will not recur, so our gross margins will return to the 29% to 30% of sales range. It should be pointed out, however, that there is uncertainty as to whether our cost reduction efforts will be sufficient to offset the impact of lower average selling prices in any specific future period.

Research and Development Expense

Research and development expenses were $1.1 million in the current quarter, compared to $1.4 million in the comparable quarter of the prior year and $1.1 million in the previous quarter. The 19% decrease from the comparable quarter of the prior year results from a reduction in costs related to the development of the third generation of Virtual Wire™ Short-range Radio products. The second version of the key integrated circuit component is expected to be received in the fourth quarter. The expenses for these programs were largely consulting expenses and outside services, which were particularly high in the comparable quarter of the prior year. Research and development expenses were 10% of sales, which was the same as it was in the comparable quarter of the prior year and the previous quarter. This was consistent with our plan to increase research and development efforts to develop new products and new processes to manufacture them. The most significant programs were efforts to develop various wireless systems solutions products.

Year-to-date research and development expenses were $3.3 million compared to $3.2 million in the prior year-to-date period. This 3% increase reflects our decision to increase our product development efforts in developing and bringing new products to market. We believe that the continued development of our technology and new products is essential to our growth and success and we are committed to continue to devote significant resources to research and development. In the next quarter we expect that research and development expense will stay approximately the same, as increases in some programs will be offset by decreases in others.

Sales and Marketing Expense

Current quarter sales and marketing expenses were $1.3 million, compared to $1.4 million in the comparable quarter of the prior year and $1.3 million in the previous quarter. The 9% decrease from the prior year was primarily due to lower sales commission expense related to lower sales. We are continuing to add some sales and marketing capabilities to support our initiatives in the wireless systems solutions market and increase our presence in Asia. Year-to-date sales and marketing expenses were $4.0 million, unchanged from the comparable year-to-date period. We expect to incur comparable or slightly increased sales and marketing expenses in the next quarter, with the exception of sales commission expense that will fluctuate in line with sales levels.

General and Administrative Expense

General and administrative expenses were $726,000 for the current quarter, compared to $778,000 for the comparable quarter of the prior year and $714,000 in the previous quarter. The 7% reduction from the comparable quarter of the prior year was primarily due to lower incentive compensation expense related to lower levels of sales and income. Partially offsetting these cost reductions was increased cost of compliance with new financial reporting and corporate governance requirements, in particular the costs of implementing Section 404 of the Sarbanes-Oxley Act. We expect that the cost of this implementation plan will increase general and administrative expenses approximately $300,000 this fiscal year, despite the SEC’s recent deferral of our required implementation date to our fiscal year that starts September 1, 2005. Year-to-date general and administrative expenses were $2.2 million, compared to $2.3 million for the comparable year-to-date period. The net 4% decrease in expenses resulted from the same factors that influenced the quarterly changes. We expect to incur comparable or slightly increased general and administrative expense in absolute dollars in the next quarter.

Total Operating Expenses

We have continued our program to control operating expenses during the current quarter. Despite making several strategic expenditures to support future growth in sales, total operating expenses were 28% of sales for the current quarter. This was a slight increase from 27% of sales for the comparable quarter of the prior year (on much lower sales) and unchanged from the previous quarter. Year-to-date operating expenses increased to 27% of sales compared to 26% of sales for the prior year-to-date period for the same reason. In absolute dollars, operating expenses were almost unchanged from the prior year on a year-to-date basis. We expect operating expenses will remain nearly the same or increase slightly in absolute dollars in the next quarter. In fiscal year 2006, our strategic plan calls for a net increase in operating expenses of $100,000 to $200,000 per quarter to support our initiatives in the wireless systems solutions market and increase our presence in Asia. In addition, we expect sales commission expense to fluctuate in line with sales.

Other Income (Expense)

Total other income (expense) was $3,000 in expense in the current quarter, compared to $51,000 in expense for the comparable quarter of the prior year and $4,000 of income in the previous quarter. The improvement in total other income (expense) results primarily from an increase in interest income due to our higher cash balance. Year-to-date total other income (expense) was $1,000 in income, compared to $149,000 in expense. This was also due to lower interest expense and higher interest income in the current year resulting from our continued positive cash flow. We believe that other income (expense) will remain at very low levels for the foreseeable future.

Income Tax Expense

In the current quarter we recorded a $54,000 benefit for state and federal income tax resulting from expected tax refunds after our prior year’s tax returns had been prepared and filed. We don’t expect such refunds in future periods and expect to record relatively small income tax expense provisions in future periods. We continue to maintain a full valuation allowance on our deferred tax assets due to prior period losses as well as the general economic environment. However, we retain the tax benefits involved and we will realize the benefit in future periods to the extent we are profitable. As of the end of the last fiscal year, we had income tax carry forwards and other potential tax benefits available to reduce future federal taxable income by approximately $17.3 million. The net operating loss carry forward will begin expiring August 31, 2023.

Net Income

Net income was $58,000, or $0.01 per diluted share, in the current quarter, compared to $793,000, or $0.09 per diluted share, for the comparable quarter of the prior year and $221,000 or $0.03 per diluted share for the previous quarter. Compared to the comparable quarter of the prior year, the decrease in net income was due to a decrease in sales and gross margin, partially offset by a decrease in operating expenses and the tax refund. Compared to the previous quarter, a decrease in net income resulted from a decrease in gross margin, partially offset by the tax refund. Year-to-date net income was $686,000 or $0.08 per diluted share compared to $1.7 million or $0.20 per diluted share. On a year-to-date basis, net income was $1 million lower primarily due to decreased sales and gross margin, partially offset by improved other income and the tax refund. The number of diluted shares outstanding did change only slightly among the periods presented.

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

Revised financial covenants under the new revolving credit arrangement include provisions as to the ratio of senior funded debt to cash flow, tangible net worth, profitability, and fixed charges coverage. We were in compliance with all covenants as of May 31, 2005. Although we believe that we will be able to continue to meet the covenants, there is no assurance that this will occur. Should there be a covenant violation when we have outstanding borrowings and there is not a waiver or amendment, the maturity of our debt could be accelerated and other sources of cash would be needed.

Liquidity

The major source of liquidity at May 31, 2005, consisted of $5.3 million of cash and $5.6 million available under the banking agreement. As of May 31, 2005, there were no borrowings under our revolving line of credit facility.

Net cash provided by operating activities was $3.6 million for the current year-to-date period as compared to $3.1 million for the comparable period of the prior year. The increase in net cash provided by operations was primarily due to a $1.0 million reduction in working capital that provided cash in the current year compared to a $0.9 million increase in working capital period that used cash in the prior year-to-date. This was partially offset by a $1.0 million reduction in net income and a $0.5 million reduction in noncash items included in net income. Non-cash items included in net income, such as depreciation, totaled $1.8 million in the current year-to-date period, compared to $2.3 million in the prior year. Depreciation and amortization declined from $2.2 million in the prior year to $1.8 million in the current year as a result of assets reaching the end of their lives and the various fixed asset write downs we have reported in prior periods.

In the current year, accounts receivable and inventory have been reduced by a total of $0.5 million, compared to an increase in receivables and inventory in the prior year of $2.5 million. The net change of $3.0 million was a result of lower sales and our effort to control inventories. The prior year increase in receivables was caused by a large increase in sales in the comparable quarter of the prior year. Collections of our receivables on a days-sales-outstanding measurement remained to the low to mid 50-day range in the current quarter. Past due accounts remain insignificant. Additional cash was provided by an increase in accounts payable in both years. In the current year, accounts payable increased $0.5 million, largely a result of receipts received late in the quarter. In the prior year, accounts payable increased $1.4 million, reflecting the large increase in volume that occurred in that quarter. The biggest influence on the accounts payable balance is the pattern of inventory receipts from our offshore contractors late in any particular quarter. We received a large amount of inventory from our offshore contractors late in the current quarter due to the production issues we had. We believe it is likely that accounts payable will be paid down to more normal levels in our next quarter.

We expect to maintain positive cash flow from operations for fiscal 2005, as we have in the last three fiscal years. We believe continued positive cash flow, as well as access to our credit facilities, will be sufficient to maintain normal operations for the next twelve months.

Cash used in investing activities was $1.2 million for the current year-to-date period, as compared to only $315,000 for the prior year-to-date period. Capital spending was the primary use of cash for investing purposes in both years. We have invested more heavily this year on manufacturing equipment for new processes and some replacement items. We had cash provided from investing activities resulting from the proceeds of sales of fixed assets in both years. For our fiscal 2005, we expect to expend up to $1.5 million for capital equipment.

Net cash provided from financing activities was $214,000 in the current year-to-date period, compared to cash used in financing activities of $2.3 million in the prior year-to-date period. In the current year, $302,000 was generated from sales of stock related to our stock compensation programs, compared to $1.7 million in the prior year. Offsetting that cash inflow in the prior year were $4.0 million of repayments of bank debt. Since all of our bank debt had been paid down last year, there are no such repayments this year.

As of May, 2005, we had approximately $5.6 million available in cash under our banking arrangement based upon the borrowing base at that time. In addition, approximately $4.4 million may become available under the revolving credit facility if our borrowing base increases sufficiently. We are not able to say when or if an increase in our future borrowing base will happen because of our inability to project sales levels very far into the future due to limited lead times on orders placed with us by our customers.

While we reported positive operating cash flows for the last sixteen quarters, a reduction in sales or gross margins could occur due to economic or other factors. We believe that cash generated from operations, our cash balances and the amounts available under our credit facility will be sufficient to meet our cash requirements for the next twelve months. If for any reason these sources of funds are not sufficient to meet our requirements, we may be required to raise additional funds. We cannot guarantee that we would be able to obtain additional financing or, if available, that it would be available to us on acceptable terms. Should that happen, there could be a significant adverse impact on our operations.

Stock Options

(a) Stock Option Program Description

Our stock option program is a broad-based, long-term retention program that is intended to attract and retain talented personnel and align stockholder and employee interests. We currently have four plans (1999 Plan, 1997 Plan, 1986 Plan and Director Plan) under which we grant or have granted stock options to employees, directors and consultants. The options generally vest at a rate of one forty-eighth each month beginning the first day of the month following the date of grant. The exercise price of each option equals the market price of our stock on the date of grant and each option generally expires ten years after the date of grant. An exception to the general vesting term and option life is stated in the next paragraph. The 1986 Plan expired for future grants according to its terms in November 2002. The Director Plan expired for future grants according to its terms in April 2004.

In March 2005, in lieu of salary increases, we granted stock options for 176,796 common shares at an exercise price of $4.56, which was the market price on the date of grant. Those options will expire five years after the date of grant, and vest one twelfth each month beginning the first day of the month following the date of grant.

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

	YTD 3rd Qtr FY2005	FY2004	FY2003
Net grants during the period as % of outstanding shares	3.2%	5.1%	4.7%
Grants to Named Executive Officers during the period as % of total options granted.	7.1%	31.3%	26.6%
Grants to Named Executive Officers during the period as % of outstanding shares.	0.2%	1.6%	1.3%
Cumulative options held by Named Executive Officers as % of total options outstanding.	26.9%	28.7%	26.4%

(c) General Option Information

Summary of Option Activity

The following is a summary of stock option activity for the fiscal year ended August 31, 2004 and the nine months ended May 31, 2005:

		Options Outstanding
		Shares Available for Options (#)	Number of Shares (#)	Weighted Average Exercise Price ($)
Balance at	August 31, 2003	641,958	2,032,625	$5.96
	Grants	(384,000)	384,000	$7.06
	Exercises	—	(338,728)	$5.23
	Cancellations	8,894	(8,894)	$2.58
	Additional shares reserved	200,000	—	—

Balance at	August 31, 2004	466,852	2,069,003	$6.30
	Grants	(253,796)	253,796	$5.52
	Exercises	—	(42,602)	$3.66
	Cancellations	29,352	(29,352)	$9.10
	Additional shares reserved	—	—	—

Balance at	May 31, 2005	242,408	2,250,845	$6.22

In-the-Money and Out-of-the-Money Option Information

The following table compares the number of shares subject to option grants with exercise prices below the closing price of our common stock at May 31, 2005 (referred to as “In-the-Money”) with the number of shares subject to option grants with exercise prices equal to or greater than the closing price of our common stock at May 31, 2005 (referred to as “Out-of-the-Money”). The closing price of our common stock at May 31, 2005 was $6.31 per share.

On May 11, 2005, we accelerated the vesting of certain unvested and “out-of-the-money” stock options that were outstanding with an exercise price greater than $5.98 per share, which was the market price on that day.

	Exercisable		Unexercisable		Total
As of End of Quarter	Shares (#)	Wtd. Avg. Exercise Price ($)	Shares (#)	Wtd. Avg. Exercise Price ($)	Shares (#)	Wtd. Avg. Exercise Price ($)
In-the-Money	1,032,712	$4.36	331,458	$3.86	1,364,170	$4.24
Out-of-the-Money	858,757	$9.27	27,918	$9.50	886,675	$9.28

Total Options Outstanding	1,891,469	$6.59	359,376	$4.30	2,250,845	$6.22

(d) Executive Options

Options Granted to Named Executive Officers

The following table sets forth a summary of the stock options granted to our Named Executive Officers during the nine months ended May 31, 2005. Named Executive Officers are those executive officers described in the table above under the heading “Employee and Executive Option Grants”. The following table does not contemplate status of granted options relative to our current stock price.

	Individual Grants
	Number of Securities Underlying Options Per Grant (#)	Percent of Total Options Granted to Employees Year to Date (%)	Exercise or Base Price ($/Share)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term ($)
					5%	10%
David M. Kirk	0	0.00%	$0.00		$0	$0

Darrell L. Ash	3,600	1.42%	$4.56	3-31-2010	$10,324	$26,163

David Crawford	4,800	1.89%	$4.56	3-31-2010	$13,765	$34,884

Robert J. Kansy	3,600	1.42%	$4.56	3-31-2010	$10,324	$26,163

Jon Prokop	6,000	2.36%	$4.56	3-31-2010	$17,207	$43,605

The percentage of total options granted to employees is based on an aggregate of 253,796 options granted to our employees, consultants and directors during the year to date period ended May 31, 2005, including the Named Executive Officers. The exercise price per share of each option is equal to the fair market value of the common stock on the date of grant.

The potential realizable value is calculated based on the term of the option at its time of grant (five years). It is calculated by assuming that the stock price on the date of grant appreciates at the indicated annual rate compounded annually for the entire term of the option, and that the option is exercised and sold on the last day of its term for the appreciated stock price. No gain to the optionee is possible unless the stock price increases over the option term, which will benefit the stockholder.

Options Exercises and Remaining Holdings of Named Executive Officers

The following table sets forth information concerning stock options exercised during the nine months ended May 31, 2005 and the number of shares of our common stock subject to both exercisable and unexercisable stock options as of May 31, 2005 for each of our Named Executive Officers as described in the table above under the heading “Employee Executive Option Grants”. The value of unexercised in-the-money options is based on the fair market value of our common stock as of May 31, 2005, of $6.31 per share, minus the exercise price, multiplied by the number of shares underlying the option.

	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at End of Quarter (#)		Values of Unexercised In-the- Money Options at End of Quarter ($)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
David M. Kirk	0	0	195,689	12,811	$127,845	$42,925
Darrell L. Ash	0	0	83,329	12,271	$91,325	$35,590
David Crawford	5,000	$16,875	89,704	11,396	$55,109	$30,946
Robert J. Kansy	0	0	90,204	10,396	$67,344	$29,196
Jon Prokop	0	0	88,404	12,396	$101,366	$32,696

(e) Equity Compensation Plan Information

The following table summarizes our equity compensation plans as of May 31, 2005.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	1,525,508	$6.87	231,484
Equity compensation plans not approved by security holders*	725,337	$4.87	10,924

Total	2,250,845	$6.22	242,408

*	Our 1999 Equity Incentive Plan provides for non-statutory stock options, bonuses or restricted stock and has not been approved by the stockholders. Neither the chief executive officer nor any of the other four highest compensated officers are eligible to participate. Other officers are only eligible to receive awards that are an inducement essential to such individual entering into an employment agreement with us or any of our affiliates.

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

This report and other presentations made by us contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. We believe that these statements are based on reasonable assumptions and our expectations at the time. However, these statements involve uncertainties and are completely qualified by reference to several important factors. These factors include, but are not limited to, the items listed below, as well as those included in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report. Any and all of these factors could cause our actual results to differ materially from the forward looking statements that we made:

1.	The impact of competitive products and pricing. We do business in extremely competitive markets that are noted for fierce competition and generally declining average selling prices. Most of our significant competitors are much larger and better financed than we are. These competitors could execute sales strategies that could take a considerable amount of our business very quickly. This could have a material adverse impact on both our sales and gross margins.

2.	The timely development, acceptance and pricing of new products. We have a large amount of continuing sales of older products that tend to decline in popularity over time. Only by developing new products can we replace sales for declining products and partially offset the impact of lower average selling prices.

3.	The impact of competing technologies including the obsolescence of existing products. Our business has a considerable amount of technological risk. We are vulnerable to competitors that have much greater resources than we do that are trying to develop products that are technologically superior to ours. If customers believe those products are superior to ours, they may shift their purchases to them.

4.	The ability to obtain production material and labor and capacity to meet product demand. Shortages could occur that make us unable to take advantage of a sudden increase or even stable level of demand.

5.	The potential transition to higher value-added products. Our historical base business is declining. Only by successfully developing and introducing value-added products to our customers can we offset this impact.

6.	The timely implementation of improved manufacturing processes. We need to constantly reduce our costs to offset the impact of a reduction in our average selling prices. We need to do this through continuous cost reduction in both our facilities and those of our contractors. In addition our manufacturing processes are complex and involve difficult to maintain procedures that if not carried out properly could result in incremental cost.

7.	General economic conditions as they affect our customers and manufacturing contractors. Our customers and contractors do business in markets that are vulnerable to changes in economic conditions. Adverse economic conditions can adversely impact the demand and/or the ability to supply our products.

8.	The availability to obtain required financing on favorable terms. If we have unanticipated difficulties, our banking relationships and other means of financing could be jeopardized.

9.	General industry trends. Markets or customer preferences could move away from our products.

10.	Acts of war or terrorism as they affect us, our customers or our contract manufacturers.

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

We are exposed to market risk primarily due to fluctuations in interest rates. As of May 31, 2005, with all other variables held constant, a hypothetical one percentage point increase in interest rates would result in an immaterial increase in interest expense on an annual basis due to the variable rate borrowings currently in place.

A substantial majority of our products have a manufacturing process in a foreign jurisdiction and are sold in foreign jurisdictions. We manage our exposure to currency exchange fluctuations by denominating most transactions in U.S. dollars. We consider the amount of our foreign currency exchange rate risk to be immaterial as of May 31, 2005 and accordingly have not hedged any such risk.

ITEM 4.	CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported in a timely manner. There have been no changes in our internal control over financial reporting during the quarter ended May 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits. We hereby incorporate by reference all exhibits filed in connection with Form 10-K for the year ended August 31, 2004.

(b)	Exhibits included:

Exhibit	Description

31.1	Certificate Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 for CEO. (1)
31.2	Certificate Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 for CFO. (1)
32.1	Certificate Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 for CEO. (1)
32.2	Certificate Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 for CFO. (1)

(1)	Filed as an exhibit to this Form 10-Q.

(c)	We filed a report on Form 8-K on March 17, 2005 reporting under Items 2.02 and 9.01 our press release, dated March 17, 2005, regarding our second quarter fiscal year 2005 results of operations and financial condition.

We filed a report on Form 8-K on April 5, 2005 reporting under Items 1.01 and 9.01 our awarding of stock options to substantially all employees.

We filed a report on Form 8-K on May 13, 2005 reporting under Items 8.01 and 9.01 our accelerated vesting of certain unvested and “out-of-the-money” stock options outstanding.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RF MONOLITHICS, INC.

Dated: July 14, 2005	By:	/s/ David Kirk
David Kirk CEO, President and Director

Dated: July 14, 2005	By:	/s/ Harley E Barnes III
Harley E Barnes III CFO

INDEX TO EXHIBITS

Exhibit	Description

31.1	Certificate Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 for CEO.(1)
31.2	Certificate Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 for CFO.(1)
32.1	Certificate Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 for CEO.(1)
32.2	Certificate Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 for CFO.(1)

(1)	Filed as an exhibit to this Form 10-Q.