Form 10-K
period 2005-08-31
RF MONOLITHICS INC /DE/
filed 2005-11-17
CIK 922204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

- OR -

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended August 31, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

The aggregate market value of RF Monolithics, Inc. Common Stock held by nonaffiliates as of October 31, 2005, based on the last reported sale price on the NASDAQ Stock Market composite tape on February 28, 2005 (the last trading date of the registrant’s most recently completed second fiscal quarter), was $42,729,505. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock of the Company have been excluded because such persons may be deemed to be affiliates.

Common Stock outstanding at October 31, 2005: 7,949,403 shares, par value $0.001.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, which will be filed with the Commission on or about December 9, 2005, is incorporated by reference into Part III of this report.

RF MONOLITHICS, INC.

FORM 10-K

YEAR ENDED AUGUST 31, 2005

PART I.

ITEM 1.	BUSINESS

RF Monolithics, Inc., or the Company, was organized in 1979 as a Texas corporation and converted to a Delaware corporation in 1994. We design, develop, manufacture and market a broad range of Wireless Solutions. We have two lines of business—Radio Frequency, or RF, components and Wireless System module products. Our RF components business consists of (a) the Low-power Products Group, which includes low-power components, Virtual Wire™ Short-range Radio products, and RF Integrated Circuits, or RFIC, and (b) the Communications Products Group, which includes frequency control modules and filters. The Wireless System module products business includes both standard and custom modules that typically blend a radio with a microprocessor and link protocol. Most of our products are based on surface acoustic wave, or SAW, technology and are manufactured either as discrete devices to perform specific functions or as integrated modules to meet system performance requirements.

We focus our product development in the frequency range of 50 megahertz, or MHz, to 2.4 gigahertz, or GHz. We market our line of more than 350 resonators, filters, clocks, oscillators, transmitters, receivers, transceivers and various modules to distributors, electronic manufacturing service companies and original equipment manufacturers world-wide. Our customers include Acal plc, Avnet Inc, Celestica Inc, Delphi Corporation, Flextronics International, Holy Stone Enterprises, Ki Ryung Electronics Co. Ltd., Schrader Electronics Ltd, Solectron Corporation and The Refined Industry Co. Ltd.

*	Certain names or marks mentioned herein may be claimed as the property of others.

Advantages of SAW Technology and Our Solutions

We believe that a significant market opportunity for more widespread adoption of SAW technology is emerging. As electronic products move into additional wireless applications, there will be an increasing demand for lower power consumption, reduced size, improved performance, greater precision, and greater reliability.

We believe that our SAW-based products, coupled with our RF design and manufacturing expertise, offer potential customers certain fundamental advantages over alternative technologies. As electronic applications including automated meter reading and satellite radio migrate to lower power consumption and reduced size, we think demand for RF modules and SAW-discrete components will increase.

Our product offerings combine a complex mix of application assistance, design technology, wafer fabrication capability, hybrid assembly and packaging processes to meet stringent customer performance requirements. The unique features of SAW technology provide flexible solutions to system designers defining tomorrow’s emerging applications in various market segments.

Our knowledge of various low power radio technologies, microprocessors, link and MESH protocols, antennas, and certification requirements help us meet specific customer requirements especially in the evolving Wireless Sensor Network market space.

Markets and Applications

We focus on specific market opportunities where our broad base of SAW technology and low power RF solutions coupled with our RF design expertise address the application requirements. Our products are primarily incorporated into application designs in five markets: automotive, consumer, industrial, medical and telecommunications.

Automotive

The automotive industry utilizes SAW-based components in transmitter and receiver designs for remote keyless entry, tire pressure monitoring and satellite radio applications. The automotive industry continues to develop new and improved safety features. The Tread Act, which phases in tire pressure monitoring through 2007 in the United States, presents an opportunity in the RF-type direct method of tire pressure monitoring. In April 2005, the U.S. Department of Transportation’s National Highway Traffic Safety Administration finalized a new safety standard under the Tread Act that requires new vehicles to be equipped with tire pressure monitoring systems by 2008. The regulation is currently effective for 20% of new vehicles and ramps to a 70% requirement by the fall of 2006, 90% by the fall of 2007 and then 100% in 2008. We believe that SAW devices are stable and resistant to shock, vibration and moisture, which are all characteristics required for this application.

Satellite Radio is another growth opportunity. Currently there is a subscriber base of almost 8 million and published reports predict that by 2010 there could be as many as 48 million subscribers to satellite radio services. From a technology standpoint, the digital modulation used in satellite radio systems is more efficient than traditional analog AM or FM and achieves near CD quality audio.

Automotive electronic applications continue to grow with the ongoing drive toward smaller size, reduced cost and improved system performance. Our low-power components, Virtual Wire™ Short-range Radio products and filters meet many of the requirements of this automotive market. This market is characterized by fierce competition due to commodity pricing by competitors.

Consumer

The consumer market for our products has increased recently due to the introduction of the aftermarket Satellite Radio products. We believe that there is significant growth potential for other consumer products using our technology such as sports applications, home security, internet appliances, garage doors, cable TV and a wide variety of other wireless applications. Low-power components, Virtual Wire™ Short-range Radio products and Filters may be designed into these and many other consumer applications.

Industrial

The industrial market includes applications such as automated meter reading, security systems, RF ID tags, bar code reading devices, and custom data link equipment. We believe that the automated utility meter reading and industrial security markets have significant growth potential. As the deregulation of utility companies gains momentum and legislation concerning real time cost and consumption monitoring becomes effective, the utility providers’ need to access data remotely will increase substantially. A published report says that utilities in the USA are adopting automated meter reading at an annual growth rate of approximately 15% to 20% and the penetration level is expected to grow from 20% now to 40% by 2008. Our Virtual Wire™ Short-range Radio, RFICs and Wireless solution products are ideally suited for the transfer of more and more data with low power consumption. We were selected as the transceiver of choice for the communication protocol network of several companies for use in their Mesh network applications. We also recently received FCC certification of a complete sensor Module based on our RF technology. Our low-power components, Virtual Wire™ Short-range Radio products and filters are used in industrial security applications. Emerging demand for wireless monitoring and control of industrial processes and machinery present new opportunities for the Company’s Virtual Wire™ Short-range Radio, RFICs and Wireless solution products.

Medical

Emerging standards such as MICS and WMTS have created opportunities for wireless applications in the medical marketplace. These standards are for wireless communication devices outside the body as well as implanted. Our Virtual Wire™ Short-range Radio products are well suited for these applications. Low power consumption and high reliability are critical for device implanted applications such as insulin pumps, pacemakers and defibrillators. Our products are only used in data acquisition mode, and not in a life-critical function of the device.

Telecommunications

We believe that a number of dynamics within the telecommunication and wireless communications market are opening new applications for SAW technology. The deployment of digital cellular telephone standards, such as Global System for Mobile Communications, Code Division Multiple Access, Enhanced Digital Global Evolution, Wideband Code Division Multiple Access, and TD-SCDMA has been initiated worldwide. All of these digital cellular telephone standards entail digital modulation, which requires SAW filters that minimize distortion and conform to international cellular telephone standards. RFM’s focus is in providing intermediate filters for the base station infrastructures of this growing market.

Other markets, such as wireless Internet access (for example, WiFi) and emerging broadband multimedia (for example, WiMax) will continue to use SAW-based filter and timing products. We believe that as broadband wireless communication systems demand more performance to support Internet requirements, bandwidth will become the key element that allows information to flow efficiently. This will create a requirement to minimize systems noise present in broadband wireless communication and provide clean timing to maximize throughput around the system’s backbone, which requirements can be met with our filter and timing products.

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

Our RF Component Business

Low-power Components:

Resonators. Our resonators are used in low-power wireless transmitter and receiver applications, including automotive remote keyless entry and tire pressure monitoring systems, wireless security systems and consumer toys. We offer SAW resonators in volume, and they are supplied in both three-lead metal packages, or TO-39, and various surface mount packages. We accelerated the development of smaller package styles for these products in recent years. The market for low-power resonators is intensely competitive and subject to price erosion, rapid technological change and product obsolescence.

Coupled-Resonator Filters. Coupled-resonator filters are well suited for certain frequency stabilization applications, such as the receiver portion of remote keyless entry systems, and input and output filter for module products manufactured by us. We provide coupled-resonator filters in both three-lead metal packages and surface mount packages.

Virtual Wire™ Short-range Radio and RFIC Products:

Our second-generation hybrid transmitter, receiver and transceiver modules are the primary products included in Virtual Wire™ Short-range Radio products. Our transceiver module, based on our patented Amplifier Sequenced Hybrid, or ASH, technology, offers two-way data communication in a single small module, with performance identical to the separate transmitter and receiver modules, at a lower total cost.

Inside the Virtual Wire™ product is a custom RF Integrated Circuit (RFIC). RFM is introducing a separate line of RFIC’s to compliment the Virtual Wire™ product family. These chips will include transmit, receive and transceiver versions to assist customers in building their own circuits. Additional RFM products could be sold in conjunction with the RFIC’s, such as coupled resonator filters.

All of these products feature small size, very low-power consumption, and excellent RF performance, and provide the system designer flexibility and fast time-to-market for emerging applications. The breadth of frequency ranges covers both North American and international frequency bands for low-power data transmission. The ASH receiver’s architecture provides exceptional performance with extremely low harmonic radiation and exceptional resistance to electromagnetic interference, which facilitate international standards certification for our customer’s products.

The Virtual Wire™ Short-range Radio product offerings also include complete transceiver design and development kits that provide system designers having minimal RF experience the ability to easily incorporate wireless data transfer into their designs. We also provide software protocols for key applications. The markets for Virtual Wire™ Short-range Radio products include remote bar code data entry, automated meter reading, point of sale terminals, medical monitoring systems, home automation, consumer sports, data link equipment and wireless thermostats.

We believe that markets for wireless products will continue to expand. The third generation Virtual Wire™ product development is almost complete. This next generation will capitalize on the low power consumption of the base Virtual Wire™ technology and expand the product’s capabilities with new features. We believe the new features will fill additional needs in current wireless applications and support a variety of emerging applications.

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

Filters:

We pioneered the development of several SAW technologies related to the implementation of high performance band-pass filters having low insertion loss. World-class filter design capabilities are provided by our team of filter design employees and consultants located in Dallas, Texas and Moscow, Russia. Their state-of-the-art filter designs are transformed into highly manufacturable product configurations by our process engineering staff in Dallas, Texas. Our filter products are primarily intended for emerging satellite radio, GPS and various telecommunications applications such as TD-SCDMA, PHS and WiMax. Our products are well suited for satellite radio and the base station infrastructure of these applications.

In response to the demand from manufacturers of wireless communications products, we have focused on intermediate frequency SAW filters based on new SAW structures that provide the best performance. However, we also offer a variety of RF filters.

Our Wireless System Module Business

Our recently formed Wireless Solutions Group utilizes our RF design expertise, various radios, such as our low power Virtual Wire™ and RFIC products and various communication protocols, to develop and market more technically integrated products. We offer these products as standard modules or customer-specific products that meet their exacting requirements. A product could include various mesh network protocols or a blend of point-to-point and mesh. If required by the customer, we will extend development through certification of a module under regulations of agencies such as the FCC or ETSI.

These products are targeted at the emerging Wireless Sensor Network market and, in particular, the industrial segment of that market. The applications within this market are very diverse, but a recent estimate from OnWorld Report has the entire market growing to as much as $8 billion by 2010.

Manufacturing

We have manufacturing operations in Dallas, Texas and have contractual relationships with (a) one manufacturer in the Philippines (Infiniti Solutions (Phil.) Inc.); (b) one manufacturer in Taiwan (Tai-Saw Technology Co., Ltd.); and (c) one manufacturer in Japan (Morioka Seiko Instruments Inc., a subsidiary of Seiko Instruments, Inc.). These multiple sites provide original source and back-up capability for our products and operations.

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

In the past, we have occasionally experienced temporary product shipment delays and lower-than-expected production yields. Similar events could occur in the future. Certain acts of God or events of a political nature could also temporarily delay product shipment. However, we have taken steps to mitigate the potential effect of any of these events by establishing backup manufacturing capability at various sites and establishing procedures to allow us to resume production quickly.

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

Our transition to offshore assembly has created additional logistical complexities. However, we are working to reduce these complexities, and have developed the capability to ship directly to our customers from offshore locations to reduce our lead times. We believe that we offer competitive lead times to our customers.

We divide our manufacturing operations into three key areas: (a) wafer fabrication, (b) domestic pilot line assembly, and (c) offshore assembly.

Wafer Fabrication

Fabrication of deposited and patterned wafers takes place in a clean-room environment. Thin aluminum film is precisely deposited onto a four-inch diameter piezoelectric wafer. This film is subsequently etched to create multiple, patterned structures with very small (micron and submicron) features on the surface of the wafer. Each patterned structure is called a die, and there may be from 40 to 3,500 die on a single wafer. These die are subsequently assembled and sealed into a hermetic enclosure to become a product that is sold to customers. The majority of wafer fabrication currently takes place at our Dallas, Texas location. We have secured a backup source of supply at one of our offshore manufacturers that also provides added capability for new products.

Domestic Pilot Assembly

The domestic pilot line assembly is primarily focused on frequency control products, but can manufacture a limited quantity of most product types. Because of this flexibility, it provides additional backup production capability in case of offshore manufacturing disruption. This manufacturing capability also supports customers’ short-term delivery requirements, engineering requirements and new product development.

Offshore Assembly

As noted above, we have manufacturing arrangements with Infiniti Solutions (Phil) Inc., Morioka Seiko Instruments Inc. and Tai-Saw Technology Co., Ltd. Each of these organizations offers a variety of packaging capabilities, including hermetic packaging, which are essential to the manufacture of SAW devices. Each one also possesses an understanding of the unique aspects of SAW component assembly and testing.

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

Quality

Our customers demand an ever-increasing level of quality in our products. We, as well as our partners in the Philippines and Taiwan, have achieved ISO 9001 certification. We have also recently been certified to the new TS 16949 International Quality Standard, as have our Philippine and Taiwan based manufacturing partners. Our Dallas location was also certified to the ISO14001 environmental standard in late 2005. In addition to continually improving the efficiency and effectiveness of all of our operations, we strive to assure that the features and benefits of our products meet or exceed customer expectations for performance and reliability. Improvement of quality levels and our corporate commitment to a cleaner environment remain a high priority for us.

Sales and Marketing

Sales in foreign and North American markets were:

	2005 Sales	2004 Sales	2003 Sales
International sales:
Europe	$9,301	$13,203	$10,778
Asia	16,503	14,268	9,683
Other	2,168	2,204	2,020

Total International Sales	27,972	29,675	22,481
U.S. and Other North America	18,250	18,831	20,454

Total Sales	$46,222	$48,506	$42,935

We distribute our products in the United States through manufacturers’ representatives managed by our area sales management team (internal sales force). We have authorized two major North American distributors (Avnet Inc. and Richardson Electronics) to stock and sell all of our products. International sales are handled on a nonexclusive basis through manufacturers’ representatives, manufacturers’ representatives acting as distributors and direct sales management. The increase in sales to customers in Asia results both from an increase in business to Asian based customers as well as an increase in sales to contract assemblers in that region that manufacture for end customers all over the world.

Our international sales are primarily denominated in U.S. currency. We have set up a limited capability to allow customers to buy products at prices denominated in Euros. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and, therefore, potentially less competitive in those markets. Additional risks inherent in international business activities generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, costs and risks of localizing international operations, potentially adverse tax consequences, repatriation of earnings and the burdens of complying with a wide variety of foreign laws. These factors could have a material adverse effect on our sales prospects.

A number of factors may reduce or prevent customer use of our products. We assist customers in designing our products in their applications. We often assist our customers under custom product development programs. Both types of assistance can last from six to eighteen months. We cannot predict when or whether a particular customer’s product will be designed and reach volume production status. We cannot predict whether a particular customer will be commercially successful in selling its product. In addition, customers may require their products to be certified with various regulatory agencies, which can delay introductions of their products into the market place. We offer our customers various types of assistance in obtaining certification. However, those customers may not obtain required certifications in a timely manner, or at all. Any one of these factors could result in significant loss or delay of potential sales.

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

We expect increased competition from existing competitors as well as competition from a number of companies that currently use SAW expertise largely for internal requirements. We are currently experiencing increased competition from companies that offer alternative solutions such as phase locked loop technology, which combines a semiconductor with a traditional crystal. Additionally, competitors may duplicate our products, which would cause additional pressure on selling prices and which could adversely affect our market share.

We believe that our ability to compete in our target markets depends on factors both within and outside of our control. These factors include (a) the timing and success of new product introductions by us and our competitors, (b) our ability to support decreases in selling prices through reduction in manufacturing cost of sales, (c) the pace at which our customers incorporate our products into their end-user products, and (d) other factors listed under the heading “Forward-Looking Statements”.

Research and Development

Our research and development efforts are primarily aimed at creating new, proprietary and innovative SAW device structures and SAW-based hybrid modules and wireless systems that uniquely address market needs. An example is the work currently being conducted to develop a third generation of Virtual Wire™ Short-range Radio products. Other recent development efforts are aimed at supporting the newly formed Wireless Systems Group and include the development of proprietary software in the form of embedded “firmware” used to control wireless communications modules and user interface programs used for wireless network diagnostic or system management purposes. Our development efforts also include process improvements in wafer fabrication involving better line width and metal thickness control as well as improvements in device packaging.

We employ a number of highly qualified individuals in engineering and product and process development, including scientists, design engineers and technicians. These individuals are responsible for new products and new processes from inception to the commencement of volume manufacturing. We believe that the efforts of these individuals help to ensure that our products provide an optimum system solution for the customer and are manufacturable at a competitive cost.

While we cultivate internal expertise in software development areas it may be more economically efficient to license software from commercial developers in order to speed time-to-market. This is particularly true for the special embedded programs that define the protocols used to organize wireless networks. We have initiated software development agreements with two external contractors to provide network protocol “firmware” for RFM’s wireless modules. Similarly, we may license radio technology developed by an RF integrated circuit provider in order to accelerate product development schedules and expand the technical capabilities of our products. To this end we have entered negotiations for product licensing agreements with several RF integrated circuit suppliers.

From time to time we have entered into agreements with customers to develop specific SAW devices for inclusion in the customer’s end product. In addition, we have participated in government-sponsored research and development programs. We treat sales derived from engineering design services as technology development sales and their associated costs are included in cost of sales. Total technology development sales during fiscal years 2005, 2004 and 2003 were $472,000, $334,000 and $801,000 respectively. Costs related to these sales were included in our cost of sales during these years. We consider the development of new products essential to maintaining and increasing sales.

Proprietary Rights

We rely on a combination of patents, copyrights and nondisclosure agreements in order to establish and protect our proprietary rights. We have received 43 patents for various inventions that include both SAW devices and innovative RF circuits that employ SAW devices. We have applied for an additional nine patents. Our policy is to file patent applications to protect technology, inventions and improvements that are important to our business.

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

We also seek to protect our trade secrets and proprietary technology through confidentiality agreements with employees, consultants and other parties. However, these agreements could be breached and we may not have adequate remedies. Further, our trade secrets could otherwise become known to, or independently developed by others. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States.

The electronics industry is characterized by uncertainty and conflicting intellectual property claims that represent a risk to us. It may be alleged that our products infringe patents and/or intellectual property rights of third parties. In the event of such alleged infringement, a license to the technology in question may not be available on commercially reasonable terms, if at all. Litigation could ensue and the outcome of such litigation might be adverse to us. The cost of defending ourselves from such litigation could have a material adverse effect on our business, regardless of its outcome.

Wireless network protocols and the related software that implements the protocols on specific microcontroller chips demonstrate the risk of proprietary rights claims and their potential effects on us. Many standard and proprietary protocols exist, each with its unique strengths and features. The risk is that one or more major software suppliers may assert intellectual property claims that could affect the sales of RFM modules containing either internally developed proprietary software or software that has been licensed from another external developer. At least one holder of a software protocol patent has sued a solution provider for infringement. The cost of overcoming this type of claim, if asserted against us, could have a material adverse effect on our Module business and us as a whole.

Regulations

We are subject to a variety of federal, state and local laws and regulations related to the use, storage, emission, treatment, disposal, transportation and exposure to certain toxic, volatile and other hazardous chemicals used in our manufacturing process. We continued our corporate responsibility as demonstrated by recent certification under ISO 14001 environmental system standards as well as our compliance with the European Union’s Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (RoHS). The failure to comply with present or future regulations could result in fines, suspension of production or a cessation of operations. Such regulations could also require us to acquire costly equipment, to make changes to our manufacturing process, or to incur substantial other expenses to comply with environmental regulations. Any past or future failure by us to control the use of, or to restrict adequately the discharge of, hazardous substances could subject us to future liabilities. Any of these situations could have a material adverse effect on our business, operating results and financial condition.

Personnel

As of August 31, 2005, we had a total of 198 employees and full-time consultants. Most of our personnel work at our headquarters in Dallas, Texas. We have one person at each of our U.S. sales offices, which are located in Georgia, Minnesota and California, and two sales support individuals in each of Europe and Asia. Our future success depends to a significant degree upon the continued service of our key technical and senior management personnel and our continuing ability to attract and retain highly qualified technical and managerial personnel. Competition for such individuals can be intense. We may not be able to retain or continue to attract key managerial and technical personnel. Failure to retain or continue to attract key managerial and technical personnel could have a material adverse effect on our business, operating results and financial condition. None of our employees are represented by a labor union. We have not experienced any work stoppages and we consider our relations with our employees to be very good. The availability of offshore production tends to mitigate the impact of skilled labor shortages in Dallas, Texas.

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

Our backlog at August 31, 2005 was approximately $10.5 million as compared to $11.7 million as of August 31, 2004. Our backlog includes all purchase orders scheduled for delivery within the subsequent 12 months. We think this level of backlog is a reflection of general economic uncertainty and reflects the reluctance of our customers to commit to purchase products when they have limited visibility of their own requirements. Customers require us to respond on increasingly shorter lead times when their demand materializes. Our backlog, although useful for scheduling production, should not be used as a measure of future sales. All orders in backlog are subject to cancellation or change in delivery schedule more than 30 days before shipment without penalty at the option of the customer.

ITEM 2.	PR OPERTIES

Our principal administrative, sales, marketing, research and development and manufacturing facilities are located in Dallas, Texas, in two adjacent buildings totaling 58,000 square feet. One building, containing 27,000 square feet, is leased through October 2008. We own the second building of 31,000 square feet. The owned facility, including the surrounding parking lots, is situated on 2.1 acres. We believe that our existing facilities are adequate for our current requirements and that the current properties are suitable and productive for their currently intended purposes. Due to our flexible offshore manufacturing capabilities, we do not expect to require significant additions to our assembly facilities or equipment in the foreseeable future.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock (symbol RFMI) is quoted on the NASDAQ Stock Market. The following table sets forth the high and low sales prices of our common stock during each quarter of fiscal 2005 and 2004 as furnished by NASDAQ. These prices reflect prices between dealers, without retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

	Price Range
	2005		2004
Quarter Ended	High	Low	High	Low
November 30	$9.420	$6.600	$8.840	$5.351
February 28	11.170	7.000	13.920	8.950
May 31	6.900	4.500	13.030	9.000
August 31	7.890	6.070	10.760	5.609

We have not paid dividends on our common stock during the past two most recent fiscal years and presently intend to continue this policy in order to retain earnings for use in our business. The number of record holders of our common stock as of October 31, 2005 was approximately 200 (which number does not include the number of stockholders whose shares are held of record by a brokerage house or clearing agency, but rather includes such brokerage house or clearing agency as one record holder). The last sales price for our common stock, as reported by NASDAQ on October 31, 2005, was $5.41.

We have not repurchased any of our outstanding equity securities during the two year period ending August 31, 2005.

Equity Compensation Plan Information

The following table summarizes our equity compensation plans as of the fiscal year ended August 31, 2005:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options	(b) Weighted- average exercise price of outstanding options	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	1,528,389	$6.92	164,610
Equity compensation plans not approved by security holders*	698,686	$4.90	13,070

Total	2,227,075	$6.29	177,680

*	Our 1999 Equity Incentive Plan provides for non-statutory stock options, bonuses, or restricted stock and has not been approved by the stockholders. Neither our chief executive officer nor any of our other four most highly compensated executive officers are eligible to participate. Other officers are only eligible to receive awards that are an inducement essential to such individual entering into an employment agreement with us or any of our affiliates.

ITE M 6.	SELECTED FINANCIAL DATA

	Year Ended August 31,
	2005	2004	2003	2002	2001
	(In thousands, except gross profit margin & earnings per share amounts)
Statement of Operations Data:
Sales	$46,222	$48,506	$42,935	$43,254	$51,771
Cost of sales	33,020	33,168	33,782	32,636	45,597

Gross profit	$13,202	$15,338	$9,153	$10,618	$6,174
Gross profit margin %	28.6%	31.6%	21.3%	24.5%	11.9%
Research and development	$4,381	$4,470	$3,266	$3,133	$3,852
Sales and marketing	5,386	5,384	4,877	4,777	5,748
General and administrative	2,962	3,040	2,648	2,835	3,184
Restructuring and impairment (a)	—	—	1,216	229	1,399

Total operating expenses	12,729	12,894	12,007	10,974	14,183

Income (loss) from operations	473	2,444	(2,854)	(356)	(8,009)
Other expense, net	(29)	(193)	(462)	(1,067)	(1,559)

Income (loss) before income taxes	444	2,251	(3,316)	(1,423)	(9,568)
Income tax (benefit) expense	(40)	14	25	(981)	3,673

Net income (loss)	$484	$2,237	$(3,341)	$(442)	$(13,241)

Earnings (Loss) per share:
Basic	$0.06	$0.29	$(0.47)	$(0.06)	$(1.97)

Diluted	$0.06	$0.27	$(0.47)	$(0.06)	$(1.97)

Weighted average common shares outstanding:
Basic	7,861	7,597	7,170	7,095	6,712

Diluted	8,310	8,255	7,170	7,095	6,712

Balance Sheet Data (at August 31,): (b)
Cash, cash equivalents and short-term investments	$5,450	$2,715	$216	$273	$332
Working capital	16,548	14,805	8,894	11,277	12,673
Total assets	27,839	26,773	24,823	30,510	38,352
Long-term debt	—	—	892	2,844	9,927
Stockholders’ equity	23,072	21,846	17,290	20,009	20,056

(a)	In fiscal 2003, we recorded an impairment expense of approximately $1.2 million associated with our Board approved plan to consolidate our Dallas, Texas operations and facilities. This impairment expense was for the write-down or write-off of equipment and other assets that were no longer usable in our operations. We also incurred restructuring costs of $33,000 related to the severance of 12 employees. This employment reduction resulted from the consolidation of operations at our Dallas, Texas operations.

In fiscal 2002, we recorded an impairment expense of approximately $229,000 to write down or write off specific fixed assets that were determined at that time to be of no further use.

In fiscal 2001, we recorded an impairment expense of approximately $1.0 million to write down or write off specific fixed assets that were no longer required due to the relocation of certain manufacturing lines overseas. We also incurred restructuring costs of approximately $399,000 related to the severance of 238 employees. This reduction occurred mostly in the manufacturing and manufacturing support departments of operations moving overseas.

(b)	Balance sheet components have improved considerably in the current year because of profitable results and favorable operating cash flow. In prior years, the major components have trended down primarily because of actions we have taken as part of our overall restructuring program in response to lower sales levels and losses that we incurred. The major items include:

(1)	Increased cash in fiscal year 2004 and 2005 and elimination of bank debt from positive operating cash flow and proceeds of common stock issued under employee stock programs.

(2)	The use of cash, short term investments and an increase in long-term debt in fiscal year 2001 to obtain a new banking agreement and purchase $8.3 million in assets that formerly had been leased.

(3)	Inventory write-downs in fiscal years 2001 and 2003 totaling $3.8 million primarily to revise product lines and recognize obsolete inventory.

(4)	Shifting the responsibility for some raw materials inventory to offshore contractors.

(5)	Fixed asset impairments in fiscal years 2001, 2002 and 2003, totaling $2.4 million to reflect equipment no longer required mostly due to transition of production offshore.

(6)	A reduction in capital spending due to reliance on offshore contractors, resulting in depreciation in excess of capital spending.

(7)	Fully reserving income tax benefits per FAS 109 in fiscal year 2001 in the amount of $3.7 million.

IT EM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business

We design, develop, manufacture and market a broad range of Wireless Solutions. We have two lines of business—Radio Frequency, or RF, components and Wireless System module products. Our RF components business consists of (a) the Low-power Products Group, which includes low-power components, Virtual Wire™ Short-range Radio products, and RF Integrated Circuits, or RFIC, and (b) the Communications Products Group, which includes frequency control modules and filters. The Wireless System module products business includes both standard and custom modules that typically blend a radio with a microprocessor and link protocol. Most of our products are based on surface acoustic wave, or SAW, technology and are manufactured either as discrete devices to perform specific functions or as integrated modules to meet system performance requirements.

Our strategy is to leverage our radio frequency design skills and our packaging technology to provide SAW-based solutions to the current and emerging requirements of the electronics industry. Our products include approximately 350 active individual products, also described in Item 1 “Business”. Our average selling prices generally range from $0.35 to $10 for low-power products and from $0.75 to $100 for communications products.

Critical Accounting Policies and Estimates

We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the periods presented. We have listed below our most significant accounting policies and estimates, which we think are the most critical to fully understand and evaluate our reported financial results. Please keep the following policies and estimates in mind when reading the accompanying financial statements and related footnotes.

Accounts Receivable

We perform credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current credit worthiness. We continuously monitor collections and payments from customers and maintain an allowance for doubtful accounts based upon historical experience and specific customer information. We maintain credit insurance on major customer balances and have a relatively diversified customer base.

In the current year, we recorded a charge of $135,000 due to the commencement of Chapter 11 proceedings by Delphi. In previous years our losses were much smaller. However, there is no guarantee that we will continue to experience relatively low rates of loss in the future. A significant change in the liquidity or financial condition of a large customer or group of customers could have a material adverse effect on our ability to collect our receivables and we may incur losses as a result.

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

We estimate the market value of inventory based upon existing and forecasted demand for end products for the next twelve months and estimated amounts of inventory that would be consumed. We reduce the valuation of inventory items that are in excess supply compared to demand, items that have had limited usage over time, items that may no longer be usable due to product obsolescence and items that we decide to discontinue selling. We have a product rationalization process that involves key management personnel to identify and evaluate products and related inventory that fall into one or more of these categories.

In recent years we have written off significant amounts of inventory. In fiscal 2003 we wrote down $2.6 million of inventory to reflect changes that occurred in our marketing strategy to accelerate the migration of our products to smaller packages. This was done in response to an abrupt shift in market requirements toward smaller packages. Inventory write downs in the last two years were much smaller.

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

Impairment of long-lived assets

In accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” we regularly review our long-lived assets for changes in circumstances indicating that their carrying values may not be recoverable. We recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows. We measure an impairment loss as the difference between the carrying amount and fair value of the asset. As an example, we have moved assembly production offshore and consolidated our Dallas operations. This change in circumstances caused us to test for an impairment loss and ultimately record a $1.2 million charge in fiscal 2003 related to fixed assets. There was no material impairment loss in the last two years.

Deferred Tax Assets

In fiscal year 2001 we recorded a full asset valuation allowance against tax loss carryforwards and other tax benefits according to the SFAS 109 “Accounting for Income Taxes” guidelines. Since then we have recorded no significant net federal tax benefits or expenses, since they were offset by the valuation allowance. The only exception to this was in fiscal year 2002 when a change in tax law allowed us to collect a significant tax refund, which was recorded in the period in which the change in tax law occurred. We may record relatively small amounts of tax expense in future periods related to minimum taxes due on either a state or federal level. We still retain a large amount of potential tax benefits for tax loss carryforwards and other factors, as explained in the notes to the financial statements. These benefits may be realized in future periods. As a result, we do not expect to record significant federal income tax expense related to operations in the near future.

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

Revenue Recognition

We recognize revenue for the most part when we ship the product to the customer. Less than 5% of fiscal 2005 sales were recognized under programs in which inventory is consigned to a customer. We recognize sales from consigned products when the customer pulls the product for use from the consigned inventory. In all cases, we recognize sales at the point at which legal title passes to the customer. Our standard terms and conditions are FOB our factory. We permit the return of defective products and accept limited amounts of product returns in other instances. Accordingly, we provide allowances for the estimated amounts of these returns based on historical experience when we recognize revenue. A small portion of our revenue, called technology development sales, is derived from engineering design services performed for customers.

Results of Operations

In this section we will discuss our financial statements. In doing this, we will make comparisons between the following periods, which we believe are relevant to understanding trends in our business:

•	The fiscal year ended August 31, 2005, referred to as current year or fiscal 2005, compared to the fiscal year ended August 31, 2004, referred to as prior year or fiscal 2004, and the fiscal year ended August 31, 2003, referred to as fiscal 2003.

•	The three months ended August 31, 2005, referred to as current quarter or fourth quarter, compared to the three months ended August 31, 2004, referred to as comparable quarter of the prior year or prior year quarter, and the three months ended May 31, 2005, referred to as the previous quarter or third quarter.

•	We also provide some guidance on our next quarter, the three months ending November 30, 2005, referred to as the next quarter or first quarter of fiscal 2006.

The following table displays, for the years ended August 31, (a) the percentage relationship of certain items from our statements of operations to total sales and (b) the percentage change in these items from year to year:

	Percentage of Sales			Year-to-Year % Change
	2005	2004	2003	2004 to 2005	2003 to 2004
Sales	100%	100%	100%	(5)%	13%
Cost of sales	71	68	79	—	(2)

Gross profit	29	32	21	(14)	68
Research and development	10	9	8	(2)	37
Sales and marketing	12	11	11	—	10
General and administrative	6	7	6	(3)	15
Restructuring and impairment	—	—	3	—	(100)

Total operating expenses	28	27	28	(1)	7

Income (loss) from operations	1	5	(7)	(81)	186
Other expense, net	—	—	(1)	(85)	(58)

Income (loss) before income tax	1	5	(8)	(80)	169
Income tax expense (benefit)	—	—	—	(386)	(44)

Net income (loss)	1%	5%	(8)%	(78)%	168%

Sales

The following table displays sales for our product lines and the percentage relationship of those product lines to total sales for the periods indicated:

	Years Ended August 31,
	2005		2004		2003
	Amount	% of Total	Amount	% of Total	Amount	% of Total
			(Dollars in thousands)
Product sales:
Low-power Product Group:
Low-power components	$15,612	34%	$20,190	42%	$23,088	54%
Virtual Wire™ radio products	11,280	24	12,408	25	10,314	24

Subtotal	26,892	58	32,598	67	33,402	78
Communications Products Group:
Frequency control modules	3,680	8	3,374	7	2,153	5
Filters	15,178	33	12,200	25	6,579	15

Subtotal	18,858	41	15,574	32	8,732	20

Total product sales	45,750	99	48,172	99	42,134	98
Technology development sales	472	1	334	1	801	2

Total sales	$46,222	100%	$48,506	100%	$42,935	100%

Overall Sales Trends in Fiscal Year 2005 Compared to Fiscal Year 2004

Our total sales decreased 5% in fiscal 2005 compared to fiscal 2004. The primary reason for this was a decrease in sales for low-power components of almost 23% in the current year. The number of low-power components units sold decreased 19% due to a slow down in automotive production schedules and there was an ongoing decrease in average unit selling price of almost 5%. The primary market for low-power components is the automotive market for remote keyless entry and tire pressure monitoring applications. The automotive market is very price competitive and we have had to reduce average selling prices significantly in recent years to maintain our market position. We expect the trend for lower average selling prices for low-power components to continue, and it may result in lower sales for these products in the future. We have anticipated this potential trend for some time. As a result, for several years we have focused our product and market development efforts on products with technical content, which allows them to be sold at higher average selling prices. We had considerable success in increasing sales for these higher-priced products in the current year. Sales increased more than 8% for these products, as we sold 67% more units, particularly filters for the satellite radio application which is discussed below. One of the biggest factors in determining what happens to total sales in the future will be whether or not the anticipated growth in higher-priced product line sales will be greater than or less than the anticipated decline in sales for our low-power components business.

We compete in very price competitive markets in which customers require decreased prices over time to retain their business. In addition, we understand that as new products ramp up in volume our customers expect ‘economy of scale’ to result in lower pricing. As a result, each of our product lines experienced a decline in average selling prices in the current year of 5% or more. A decline in average selling prices adversely impacts gross margin, as well as sales. Therefore, offsetting this impact is an important part of our strategic plan. We have achieved significant market position in most of the markets on which we focus. However, we believe that price competition from much larger and better financed competitors represents a significant risk in maintaining our sales levels and gross margins, particularly in the automotive market.

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

We have experienced sudden increases in demand in the past, which have put pressure on our manufacturing facilities and those of our offshore contractors to increase capacity to meet this demand. For instance, in the current quarter, we shipped almost $1 million in a new series of products for a consumer toy application. In addition, new products sometimes require different manufacturing processes than we currently possess. We may not be able to increase our manufacturing capacity, the manufacturing capacity of our assembly contractors, or improve our manufacturing processes in a timely manner so as to take advantage of increased market demand. Failure to do this could result in a material loss of potential sales.

Overall Sales Trends in Fiscal Year 2004 Compared to Fiscal Year 2003

Our total sales increased 13% in fiscal 2004 compared to fiscal 2003. For three of our four product lines, this resulted from increases in sales due to increases in the number of units sold, which were due to greater market acceptance of newer products. Our fourth product line, low-power components, also experienced an increase in the number of units sold, but that was more than offset by the continuing decline in average selling prices for these products. The automotive market is very price competitive and we have had to reduce average selling prices significantly in the current year to maintain our market position. This is the primary reason why sales for low-power components declined almost 13% in fiscal 2004.

For several years we have focused our product and market development efforts on products with technical content to allow them to be sold at higher average selling prices to offset the trend of lower sales for low-power components. Sales increased more than 47% for these higher-priced products in fiscal 2004, as we sold almost 143% more units, including several new products.

Product Line Sales Trends:

Low-power Components

Sales for low-power components products decreased 23% in the current year and 13% in fiscal 2004 as compared to fiscal 2003. The decrease in sales for the current year was primarily due to a 19% decrease in number of units sold and a 5% decrease in average selling prices. The primary market for these products is the automotive market, which is characterized by very competitive conditions and declining average selling prices. During the year, sales of low-power components products fluctuated in accordance with changing production schedules for automotive customers. We expect this fluctuation to continue. North American automotive production declined approximately 12% in the current year, which had a significant impact on the overall number of units sold. The decrease in sales in fiscal 2004 as compared to fiscal 2003 was primarily due to a 14% decrease in average selling prices, partially offset by a 1% increase in the number of units sold.

In each of fiscal 2005 and 2004 there was a decrease in the number of units sold into the remote keyless entry (RKE) application. In addition to the overall impact of reduced automotive production schedules, these older products were negatively impacted by customer conversion to other technologies (Phased Lock Loop) and customer purchases from lower-priced competitors. The decrease in sales into this application was approximately $4 million in the current year. Our plan was for this anticipated loss of sales to be partially offset by increased sales for tire pressure monitoring applications. However, the final regulations that went into effect in April of this year resulted in a much slower rate of implementation than we anticipated. It now appears the impact may be delayed until the model year change over that will occur late in our fiscal year 2006. At that time, 70% of all vehicles built in North America must have some form of tire pressure monitoring. The current rate of use is approximately 11%. In our fourth quarter, sales increased approximately $1 million due to a seasonal consumer toy application. This new product also had the effect of holding up the average selling prices somewhat in the current quarter. This application is not expected to have a significant impact again until next year.

We expect that the trend of lower average selling prices for low-power component products to continue at close to the same rate as many customers convert to our products in smaller packages. In addition, the trend toward lower RKE sales is expected to continue. We believe the number of units sold for tire pressure monitoring applications will continue to increase, partially offsetting these events. As a result of these various factors, we think low-power components sales may decrease somewhat in the next fiscal year, despite the fact that the number of units sold may increase.

Virtual Wire™ Short-range Radio products

Sales for Virtual Wire™ Short-range Radio products decreased 9% in the current year and increased 20% in the prior year. The decrease in the current year was primarily due to a 7% decrease in average selling price, as we needed to provide discounts in some cases to offset competition from alternative technologies. One of the primary applications for these products is Automated Meter Reading, or AMR, for which sales continued to increase. Sales for the AMR application increased 38% in the current year, following a 20% increase in the prior year. The overall increase in fiscal 2004 was primarily due to an increase in the number of units sold of 26%. Offsetting the increase in AMR in the current year were decreased sales to several distributors as a result of decreases in inventory levels that occurred in their supply chains. We had an important design win in the current year in a medical application that is expected to have a significant impact on future sales. This is an application we have been working on for some time.

For several years we have devoted considerable resources developing and marketing Virtual Wire™ Short-range Radio products. We believe these products offer potential for significant growth in sales in numerous wireless applications, particularly for applications that require small size and low power consumption. We intend to continue working with our customers to develop new applications using Virtual Wire™ Short-range Radio products and we expect future sales increases for these products. Our third generation of this product will add several new features and will be available for sale in the second half of fiscal year 2006.

Filters

Filter sales increased 24% in fiscal 2005, compared to 85% in fiscal 2004. In both fiscal years we sold an increased number of units, particularly for satellite radio applications. The unit increase was 89% in the current year and 250% in fiscal 2004. We provide filters for radios that provide services from both Sirius Satellite Radio Inc. (NASDAQ:SIRI) and XM Satellite Radio Holdings, Inc. (NASDAQ:XMSR). We are working with both service providers on future generations of product and we expect sales for the satellite radio application will continue to increase very rapidly as subscriptions for those services continue to increase. We have seen both automotive and general consumer applications for satellite radio service develop. The automotive and consumer markets tend to be more price competitive than some of the markets we serve.

Partially offsetting the increase in the number of units sold was a reduction in average selling price of 34% in the current year and 47% in the prior year. A portion of this was due to increased sales for newer products in smaller packages that have lower average selling prices, as well as the fact that competitive conditions force us to provide lower prices to maintain our position. We expect the trend for an increasing number of units sold to more than offset the trend for lower average selling prices, resulting in a general trend of increased filter sales for at least the immediate future.

Frequency Control Modules

Frequency control module sales increased 9% in fiscal 2005, as compared to 57% in fiscal 2004. The increase in both years was primarily due to an increased number of units sold to customers in high-end computer and optical timing markets. Some of these markets have been very depressed in recent periods, so we believe the increased number of units sold represents some recovery in economic conditions in those markets. We did see a significant fall off in this market in our fourth quarter, however. While there have been some decreases in average selling prices for frequency control module products, the pressures are not nearly as great as in some of our other markets. Future sales of these products will be highly dependent upon economic conditions in the markets these products serve.

Wireless Systems

During the year, we formed the Wireless Solutions Group. This is a further development of the Wireless Systems Module Group we had formed in the prior year. We hired a Vice President of Marketing, Joe Andrulis, to lead this effort and we are investing considerable resources in product and marketing development to support our strategic plan. During the year we developed our first FCC certified product and entered into two custom development contracts. We intend to take advantage of our applications expertise and our core radio technology and partner with others to develop and market higher level products that fit the low power consumption requirements of what we believe to be a multi billion dollar market potential. However, it is difficult for us to predict when, or if, these products will have a significant impact on our sales.

Other Sales Trends

The following table provides additional data concerning our sales:

	Percentage of Sales
	2005	2004	2003
Sales for top five customers	41%	35%	34%
Distribution sales	24%	25%	22%
Number of customers with 10% or more sales	One	None	None
Sales for 10% or more customer	12%	N/A	N/A
International sales	61%	61%	52%

Our strategy is to seek diversification in our sales. We believe we have achieved a significant level of diversification in our customers, markets, products and geographic areas. The increase in sales to the top five customers in the current year results from sales increases in satellite radio and AMR applications. Our largest customer in the year is an international contract manufacturer that provides products to both of those applications. However, due to the very competitive nature of the markets in which we compete, we may not always be able to achieve such diversification.

We consider all product sales with a delivery destination outside North America to be international sales. The relatively high international sales for the current year primarily relate to the satellite radio application since a large portion of satellite radios are manufactured in Asia. International sales are denominated primarily in U.S. currency, although some European customers require that we sell in Euros. We have not entered into any hedging activities to mitigate the exchange risk associated with sales in foreign currency. We intend to continue our focus on international sales. We anticipate that international sales will continue to represent a significant portion of our business. However, international sales are subject to fluctuations as a result of local economic conditions and competition. Therefore, we cannot predict whether we will be able to continue to derive similar levels of our business from international sales.

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

Guidance for Sales in the First Quarter of Fiscal Year 2006

We expect sales for our first quarter of fiscal 2006 to be up slightly compared to the $11.5 million in our fourth quarter, with a more traditional product mix with less dependence on our low-power components. This may result in lower sales than the $12.2 million in the prior year’s first quarter, as automotive production schedules remain relatively low. For further information, please see the discussion of fourth quarter results and further sales guidance on the first quarter of fiscal 2006 below under the heading “Fourth Quarter of Fiscal 2005”.

Gross Profit

Gross Profit Trends in Fiscal Year 2005 Compared to Fiscal Year 2004

Gross profit margin decreased to 28.6% in the current year, compared to 31.6% in fiscal 2004. The primary reason for the decreased margin was that the ongoing impact of lower average selling prices for our products going into competitive markets was greater than the net effect of our cost reduction efforts. For instance, the selling prices for our filter products declined 34% from the prior year, while costs only declined 32%. In addition, the cost reduction we achieved was less than we planned for our low-power component products due to the fact that the 19% reduction in the number of units shipped resulted in an increase in the overhead costs per unit, since a relatively high amount of fixed manufacturing costs were spread over fewer units. Fixed manufacturing costs include a significant amount of depreciation expense for manufacturing equipment. This volume effect was magnified by our efforts to hold down production rates to reduce inventory levels. Each of our product lines experienced a decline in average selling prices in the current year of 5% or more. We expect this trend to continue, so ongoing cost reduction is crucial to maintaining or improving gross margin. During the current year, we achieved cost reductions of 5% or more on each of our product lines, except for low-power components, which experienced a slight cost increase.

Gross Profit Trends in Fiscal Year 2004 Compared to Fiscal Year 2003

Gross profit margin increased to 31.6% in fiscal 2004, compared to 21.3% in fiscal 2003. A major portion of the improvement from the prior year was the fact that fiscal 2004 included only a minor non-cash charge for obsolescence and write-down of inventory, which amounted to $2.6 million or 6.1% of sales in fiscal 2003. The remainder of the increase was primarily due to the continuation of our cost reduction efforts that resulted in 15% to 50% per unit cost manufacturing cost reductions in each of our product lines. We have moved most of our assembly production offshore and we have reduced our Dallas, Texas workforce as a result. This has resulted in significantly lower ongoing production costs.

Factors Influencing Gross Margins

Our gross margin continues to be influenced by several factors, some of which are unfavorable and some of which are favorable. These unfavorable factors, some of which are outside our control, include, but are not limited to, the following:

(1)	Decrease in average selling prices - As discussed above, there was a reduction in average selling prices in all of our product lines. We expect that the trend toward lower average selling prices within our product lines will continue due to competitive pressures and the fact that newer products, like older products, are reaching levels at which customers expect volume-based price breaks.

(2)	The impact of non-cash charges for obsolescence and write-downs of inventory - For example, we incurred substantial non-cash charges and write-downs in fiscal 2003.

(3)	New products encounter ramp up costs associated with new manufacturing processes - We will continue to introduce new products into our manufacturing processes, and, therefore, we may be subject to unanticipated new product production costs that negatively affect our gross margin.

(4)	Incremental manufacturing costs - From time to time we may experience production issues at our facility in Dallas or at one or more of our offshore contractors. This may result in additional processing, more than normal scrap loss or additional expediting costs to protect customer deliveries. This occurred in our third quarter and amounted to approximately one margin point. These issues resolved in that quarter and the incremental costs did not recur in the fourth quarter.

Offsetting these unfavorable factors are other favorable factors that represent our long-term efforts to improve gross margins. These favorable factors include:

(1)	Our success in achieving ongoing cost reduction - Each of our product lines has achieved cost reduction on a year-over-year per unit manufacturing cost basis for the past two years, except for low-power components in the current year as mentioned above under the heading “Gross Profit Trends in Fiscal Year 2005 Compared to Fiscal Year 2004”. We devote considerable resources to obtaining purchasing savings and in working with our suppliers and outside contractors to improve yields, increase productivity and to improve processes that result in lower costs. We intend to continue our efforts to reduce manufacturing costs in future periods.

(2)	Shift in product mix - Our higher-priced products, such as Virtual Wire™ Short-range Radio products, frequency control modules and certain custom filters, have a greater long-term potential for gross margins than the very price-sensitive low-power component and satellite radio filter products. A shift in sales to the Virtual Wire™ Short-range Radio products and frequency control modules has a large positive impact on margins. These higher-margin products in the current year represented 32% of total sales, the same as in the previous year, so there was minimal shift in margins resulting from mix in the current year. However, our strategy is to increase the portion of sales to products that have higher potential gross margins. Our efforts to develop a third generation of Virtual Wire™ Short-range Radio products and seek medical applications for these products typify this strategy. During the current year, we formed the Wireless Solutions Group and devoted considerable resources to product and market development of higher margin products. While this is our strategy, we cannot assure that such an improved product mix will be achieved in future periods. In fact, in our fourth quarter our product mix shifted unfavorably as will be explained in the section discussing fourth quarter results.

(3)

Higher number of units sold or produced - This results in lower average unit cost due to relatively high fixed manufacturing costs being spread over a larger amount of sales and production. Our plan is to increase sales to achieve this result. However, if sales were to decrease in future periods, this factor would become an unfavorable factor, as happened with low-power components products in the current year.

Guidance for Gross Margins in the First Quarter of Fiscal Year 2006

The discussion above indicates that there are numerous factors that may have a material impact on our gross margins. Any one of them could cause a significant favorable or unfavorable change in gross margin, depending on the circumstances. This makes long-term estimates of our gross margin very difficult. In our fourth quarter, for instance, there was an unanticipated change in product mix that caused margins to be 2.5% lower than anticipated. However, in the first quarter of fiscal 2006 we believe we will return to a more normal product mix so that gross margins will return to the 28% to 30% of sales range. Going forward, we expect to guide to a wider range of gross margins than we have previously to take into account the impact product mix changes could have.

Research and Development Expense

Research and development expense was approximately $4.4 million, $4.5 million and $3.3 million in fiscal 2005, 2004 and 2003 respectively. Research and development expense in fiscal 2005 decreased by 2% compared to a 37% increase in fiscal 2004. The current year decrease was due to slightly less focus given to internal product development, while external product development increased. Engineering technology sales increased approximately $138,000, along with approximately $81,000 in engineering technology cost of sales. Resources were redirected to our external product development activities and thereby reduced research and development expense.

We believe that the continued development of our technology and new products is essential to our success and we are committed to increasing our investment in research and development expense over the long term. We expect our research and development expenses to remain the same or increase in absolute dollars over the next several quarters.

Sales and Marketing Expense

Sales and marketing expense was $5.4 million, $5.4 million and $4.9 million in fiscal 2005, 2004 and 2003, respectively. Sales and marketing expenses were 12% of sales in fiscal 2005 and 11% of sales in the previous two years. This was largely the result of changes in sales commission expenses that fluctuated in line with sales levels. Part of our expenses have been additional sales application support for our customers, which we plan to continue at a measured pace in the future. We expect to incur comparable or slightly higher sales and marketing expenses in absolute dollars over the next several quarters, with the exception of sales commission expenses that will fluctuate in line with sales levels.

General and Administrative Expense

General and administrative expense was $3.0 million, $3.0 million and $2.6 million in fiscal 2005, 2004 and 2003, respectively. General and administrative expenses decreased 3% in the current year, compared to an increase of 15% in fiscal 2004. There were decreases in fiscal 2005 related to bonus compensation expense, depreciation and insurance. This was offset by an increase of $135,000 in receivable reserves because of the Chapter 11 filing by Delphi and $234,000 in additional expense to implement Section 404 of the Sarbanes-Oxley Act. We expect general and administrative expenses to remain approximately the same in absolute dollars over the next several quarters.

Restructuring and Impairment Expense

In fiscal 2003, we identified additional opportunities to create efficiencies in our Dallas, Texas operations by consolidating our pilot line and wafer fabrication facilities into a building that we had formerly leased. For this and other reasons, we incurred non-cash charges of $1.2 million, which was primarily for equipment and other assets that will no longer be usable in our operations. Included in this charge was $33,000 in costs related to severance of employees. The $1.2 million charge was recorded as restructuring and impairment in our statements of operations. We believe the restructuring and consolidation of our assembly operations is now complete and do not anticipate significant additional restructuring or impairment expense. There was no restructuring or impairment expense in fiscal 2005 or 2004.

Guidance on Operating Expense in the First Quarter of Fiscal Year 2006

Operating expenses are expected to increase slightly over our fourth quarter of fiscal year 2005, as we continue to fund our strategic business plan. In addition, we will recognize the non-cash impact of stock compensation expense for the first time under FAS123R in the first quarter. We expect the amount to increase by approximately $170,000 for the quarter. Most of this expense will be included in operating expense.

Other Income (Expense)

Other income (expense), primarily interest expense on our bank debt, decreased $164,000 (85%) in the current year and $269,000 (58%) in the prior year. This was primarily due to our bank debt being eliminated in fiscal 2004 and the offset to expense by interest income from investing excess cash in fiscal 2005. We paid down net bank debt by approximately $4.1 million in the prior year. Since our bank debt has been eliminated, we expect these expenses will remain low.

Income Tax Expense (Benefit)

In both the current and prior years we recorded small provisions for state income tax. In the current year, because of an NOL carry forward, we have no provision for federal tax. The small provision for the prior year was negated in the current year and reversed, thus causing a tax benefit in fiscal 2005. We expect to record relatively small income tax provisions in the near future relating to operations. In fiscal 2006 the net alternative minimum federal tax is expected to cause a tax expense of approximately 2% of taxable income.

In fiscal 2001, we fully reserved, in a non-cash charge, all tax benefits that had been recorded prior to that point in accordance with FAS 109. We continue to maintain a full valuation allowance on our deferred tax assets due to our historical losses and a limited history of taxable income. However, we retain the tax benefits involved and we will realize the benefit in future periods to the extent we are profitable. As of the end of the current year, we have income tax carry forwards and other potential tax benefits available to reduce future federal taxable income by approximately $18.4 million as explained in Note 11 to our financial statements. The net operating loss carry forward begins to expire August 31, 2023.

We do not expect to record any significant future federal income tax benefits or expense until the recovery of deferred tax assets is more likely than not.

Earnings (Loss) per Share

The net income for the current year was $0.5 million, compared to a $2.2 million in the prior year and a $3.3 million loss for fiscal 2003. Our diluted earnings per share was $0.06 for fiscal 2005, compared to $0.27 per share for fiscal 2004. Fiscal 2003 had a diluted loss of $0.47 per share. The decrease in the current year was primarily due to decreased sales and decreased gross margin on those sales, as explained above in the sales and gross profit sections. Over the past several years we have completed a restructuring program aimed at (1) developing new products, (2) reducing our manufacturing costs by moving assembly operations offshore and other cost reduction programs, and (3) generating positive operating cash flow. These efforts have resulted in positive reported results over the past two years.

Fourth Quarter of Fiscal 2005

Unaudited quarterly financial data is presented in Note 14 to the accompanying financial statements.

Sales for the fourth quarter of $11.5 million decreased approximately 8%, compared to $12.5 million in the comparable quarter of the prior year. Sales increased approximately 2% compared to the previous third quarter. The sales decrease in the current quarter compared to the comparable quarter of the prior year was primarily due to a decrease in the number of units sold of our Virtual Wire™ Short-range Radio products and Frequency Control Modules. The other product lines experienced slight increases in sales. The 31% decrease in sales of Virtual Wire™ Short-range Radio products resulted from decreased sales to several distributors as a result of inventory reduction that occurred in their supply chain. In addition, a significant order of relatively high margin product was moved out of the quarter due to customer delays in the roll out of a major program. This order is expected to begin shipping in the first half of our fiscal year 2006. The 37% decrease in sales of Frequency Control Modules resulted from depressed economic conditions for key customers in the high-end computer market. Included in low-power component sales in the quarter was a larger than expected $1 million sale for a seasonal consumer toy application. This new product also had the effect of holding up the average selling prices in the current quarter. This application is not expected to have a significant impact again until next year.

Our sales increase from the previous quarter was primarily due to a 54% increase in sales resulting from an increase in the number of units sold of low-power components products, particularly for the consumer application mentioned in the previous paragraph. The other three product lines experienced decreases in sales ranging from 17% to 35% due to decreases in the number of units sold. The decreases in Virtual Wire™ Short-range Radio products and Frequency Control Modules were for the same reasons as noted in the previous paragraph. The decrease in shipments to filter customers had been expected as a result of shifts in production levels of the supply chain for satellite radio products. We anticipate an increase in our next quarter for these products in a ramp up for holiday sales. In the current quarter we also extended a multi-year purchase contract with an increase in market share and acceptance of a new product. To do this, we accelerated reduced pricing to this major customer, negatively impacting sales and margins in the quarter.

We expect sales for our first quarter of fiscal 2006 to be up slightly compared to the fourth quarter, with a more traditional product mix with less dependence on our low-power components. This may result in sales lower than the $12.2 million in the prior year’s first quarter, as automotive production schedules remain relatively low. Consistent with our historical sales cycle, first quarter sales may not exceed fourth quarter sales. Going forward, it is becoming more difficult to predict sales because some of our targeted growth markets often operate on very short lead times and general market conditions remain uncertain. Our lower backlog underscores this trend. We have made tremendous progress in supporting our customers with quick response times.

Gross profit margin was 26.5% in the fourth quarter, compared to 32.1% for the comparable quarter of the prior year and 28.0% for the previous quarter. The primary reason for the decrease in gross margin from both periods was the unexpected impact of the product mix shifts described in the first and second paragraphs of this section. We estimate that the impact of the product mix shift and the acceleration of customer pricing discounts had a 2.5% of sales impact on our margins in comparison to what we had expected. The remainder of the year-to-year decrease in margins was due to the impact of lower average selling prices in comparison to cost reductions achieved that was described the “Factors Influencing Gross Margins” section of this report. A positive factor in the current quarter over the previous quarter was the fact that incremental production costs of approximately 1% of sales that occurred in our third quarter did not recur in the fourth quarter.

In the first quarter of fiscal 2006 we expect that the circumstances that resulted in an unfavorable product mix in the current quarter will not recur, so that gross margins will return to the 28% to 30% of sales range.

Operating expenses for the fiscal 2005 fourth quarter were approximately $3.2 million, compared to approximately $3.4 million for the comparable quarter of the prior year and $3.1 million for the previous quarter. The decrease in operating expenses from the comparable quarter of the prior year was primarily due to a decrease in research and development expense of approximately $200,000, resulting from reduced focus on internal product development. Sales and marketing expense increased in the current quarter because of increased salaries to support our new marketing strategies but was offset by decreased sales commission expense resulting from decreased sales. General and administrative expense in the current quarter increased primarily due to a receivable allowance provision of $135,000 because of the Chapter 11 filing by Delphi Corporation, but was offset by lower bonuses and a year-end adjustment to reduce an accrual for Sarbanes Oxley Act-related audit fees due to the one year delay in our required compliance as a non-accelerated filer. The increase in operating expenses from the previous quarter resulted primarily from increased commissions related to increased sales and the $135,000 receivable allowance provision related to the Chapter 11 filing by Delphi.

We expect that operating expenses will increase slightly in the next quarter compared to the current quarter, except for sales commission expense, which will change in line with sales levels. We intend to continue our investments in research and development to support market requirements in our targeted growth markets over the next year. In addition, we will recognize the non-cash impact of stock compensation expense for the first time under FAS123R in the first quarter of fiscal 2006. We expect the amount to increase by approximately $170,000 for the quarter. Most of this expense will be included in operating expenses.

Other expense was $30,000 in the fiscal 2005 fourth quarter, compared to $44,000 in the comparable quarter of the prior year and $3,000 in the previous quarter. The decrease from the comparable period of the prior year was primarily due to lower interest expense resulting from a lower amount borrowed and interest income from investing excess cash, offset partially by current quarter start-up costs related to investments by our new subsidiary, RFM Technologies, Inc. The increase in other expense from the previous quarter was also due to the start-up costs mentioned in the previous sentence. Because we have paid off our bank debt, we expect other expense to remain at very low levels for fiscal 2006.

Financial Condition

Financing Arrangements

Our revolving line of credit banking agreement and its status at the end of the current quarter are described in Note 6 to our Financial Statements included in this report.

Our revolving line of credit banking agreement contains financial covenants. We were in compliance with all covenants as of August 31, 2005. Although we believe that we will be able to continue compliance with the covenants, there is no assurance that this will occur. Should there be a covenant violation when we have outstanding borrowings and we are unable to negotiate a waiver or amendment, the maturity of our debt could be accelerated. In that case, other sources of cash would be needed to support our operations. The banking agreement will expire on December 31, 2006.

At August 31, 2005, we maintain access to the revolving line of credit. There were no borrowings against the line of credit during the current year. Our revolving line-of-credit facility loan balance was zero at August 31, 2005, but a loan advance of approximately $5.2 million was available under our current borrowing base.

Liquidity

Liquidity at August 31, 2005 consisted primarily of $5.5 million of cash and approximately $5.2 million available under our banking agreement. Net cash provided by our operating activities was $3.9 million in the current year, a decrease from $5.0 million in the prior year. The primary reason for decreased cash provided by operations was the decrease in net income of $1.8 million in fiscal 2005 from the prior year. The current year decrease in net income was partially offset by a $1.1 million favorable change in operating assets and liabilities (mostly reductions in receivables and inventory). In addition, depreciation was approximately $500,000 lower in fiscal year 2005 as a result of assets reaching the end of their lives and the various fixed asset write downs we have reported.

Cash from changes in operating assets and liabilities increased by approximately $1.1 million, primarily because of a decrease in trade receivables and inventory, partially offset by a decrease in accrued expenses and other liabilities. Collection of our receivables on a days-sales-outstanding measurement improved to the low 50-day range in the current year. The inventory decrease occurred mostly in finished goods from our efforts to reduce inventory levels. Since we offer our customers shorter lead times than we get from our contractors, volatile sales levels can lead to changes in inventory balances. We plan to maintain our lower inventory levels in our first quarter of fiscal 2006. We continued to be within payment terms with our vendors in fiscal 2005.

We expect to maintain a positive cash flow from operations for fiscal 2006, as we did in the last four years. We believe continued positive cash flow, as well as access to our credit facilities, will be sufficient to maintain normal operations for the next twelve months.

Cash used in investing activities was $1.8 million in the current year, compared to $0.5 million for the prior year. The increase was primarily due to capital spending of approximately $1.6 million in the current year compared to $0.6 million in the prior year. We expect to acquire up to $1.5 million of capital equipment by the end of fiscal 2006, primarily related to the development of new products and new manufacturing processes.

We were provided $0.6 million in net cash from financing activities in fiscal 2005, compared to using $2.0 million in fiscal 2004. In the current year, no funds were used to reduce bank borrowings, compared to $4.1 million in the prior year. The bank debt was paid off in fiscal 2004 and remained that way through fiscal 2005. We raised $0.7 million from sales of stock to employees under various stock programs in the current year, compared to $2.1 million last year.

As of August 31, 2005, we had approximately $5.2 million of cash availability under our banking agreement based upon the borrowing base which is derived from trade accounts receivable. In addition, approximately $4.8 million more may become available under our banking agreement if our borrowing base were to increase sufficiently to support increased borrowing. We are not able to say when or if that will happen because of our inability to see very far into the future due to limited lead times on orders placed by our customers.

While we reported positive operating cash flows for the last seventeen quarters, a reduction in sales or gross margins could occur due to economic or other factors. We believe that cash generated from operations, our cash balances and the amounts available under our credit facility will be sufficient to meet our cash requirements for the next twelve months. If for any reason these sources of funds are not sufficient to meet our requirements, we may be required to raise additional funds. We cannot guarantee that we would be able to obtain additional financing or, if available, that it would be available to us on acceptable terms. Should that happen, there could be a significant adverse impact on our operations.

Contractual Obligations

The following represent our known contractual obligations as of August 31, 2005 (in thousands):

	Payments Due By Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	Over 5 Years
Contractual Obligations:
Software Purchase Obligations (1)	$89	$89	$0	$0	$0
Operating Lease Obligations (2)	522	207	294	21	0
Purchase Obligations (3)	4,248	4,248	0	0	0

Total	$4,859	$4,544	$294	$21	$0

(1)	Amounts represent the remaining unpaid costs for software purchased in May 2004. Total amounts are included in the August 31, 2005 balance sheet.

(2)	Includes minimum lease payment obligations for noncancelable equipment and real-estate leases in affect as of August 31, 2005. See Note 7, Leases and Contingencies, to the consolidated financial statements.

(3)	These purchase obligations are for inventory items to be sold in the ordinary course of business. The reported amount is the value of three-month commitments required by contracts with three manufacturers for product assembly costs. Amount does not include open purchase orders for raw material. See Note 7, Leases and Contingencies, to the financial statements.

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

We currently account for our option plans under APB 25 and, accordingly, do not recognize compensation expense for options granted to employees or directors. Based on recent accounting pronouncements, we will adopt FASB Revised Statement 123 for employees and directors for our fiscal year beginning September 1, 2005. For an additional description of these pronouncements, see Note 1 to our Financial Statements included in this report. Options granted to consultants are accounted for under FASB Statement 123 and are valued using the Black-Scholes model. Compensation expense of those options is recognized over the vesting life of the options, which is aligned with the consulting service life.

We also may use the 1997 Plan to grant restricted stock. The grants are considered issued stock when granted and certificates are presented to the grantee as vesting occurs. If and when we grant restricted stock, we will record unearned compensation, valued using the Black-Scholes model based on the share price on the date of grant, and expense that compensation over the vesting period.

(b) Distribution and Dilutive Effect of Options

Employee and Executive Option Grants

The following table summarizes the options granted to (a) our employees and (b) our chief executive officer and other four most highly compensated executive officers at August 31, 2005, whose total annual salary and bonus exceeded $100,000 during the fiscal year ended August 31, 2005. This and other information will be reported in our Proxy Statement filed with the Securities and Exchange Commission in connection with our 2006 annual meeting of stockholders. The individuals in category (b) above are referred to in the table below as our Named Executive Officers.

	FY2005	FY2004	FY2003
Net grants during the period as % of outstanding shares	3.7%	5.1%	4.7%
Grants to Named Executive Officers during the period as % of total options granted	6.5%	31.3%	26.6%
Grants to Named Executive Officers during the period as % of outstanding shares	0.2%	1.6%	1.3%
Cumulative options held by Named Executive Officers as % of total options outstanding	27.1%	28.7%	26.4%

(c) General Option Information

Summary of Option Activity

The following is a summary of stock option activity for the fiscal years ended August 31, 2005 and 2004:

		Options Outstanding
	Shares Available for Options (#)	Number of Shares (#)	Weighted Average Exercise Price ($)
Balance at August 31, 2003	641,958	2,032,625	$5.96
Grants	(384,000)	384,000	$7.06
Exercises	—	(338,728)	$5.23
Cancellations	8,894	(8,894)	$2.58
Additional shares reserved	200,000	—	—

Balance at August 31, 2004	466,852	2,069,003	$6.30
Grants	(292,296)	292,296	$5.71
Exercises	—	(102,558)	$4.12
Cancellations	31,666	(31,666)	$8.77
Cancel shares reserved in expired Plan	(28,542)	—	—

Balance at August 31, 2005	177,680	2,227,075	$6.29

In-the-Money and Out-of-the-Money Option Information

The following table compares the number of shares subject to option grants with exercise prices below the closing price of our common stock at August 31, 2005 (referred to as “In-the-Money”) with the number of shares subject to option grants with exercise prices equal to or greater than the closing price of our common stock at August 31, 2005 (referred to as “Out-of-the-Money”). The closing price of our common stock at August 31, 2005 was $6.34 per share.

On May 11, 2005, we accelerated the vesting of certain unvested and “out-of-the-money” stock options that were outstanding with an exercise price greater than $5.98 per share, which was the market price on that day.

	Exercisable		Unexercisable		Total
As of End of Quarter	Shares (#)	Wtd. Avg. Exercise Price ($)	Shares (#)	Wtd. Avg. Exercise Price ($)	Shares (#)	Wtd. Avg. Exercise Price ($)
In-the-Money	1,050,658	$4.31	248,085	$3.84	1,298,743	$4.22
Out-of-the-Money	864,539	$9.26	63,793	$7.96	928,332	$9.17

Total Options Outstanding	1,915,197	$6.55	311,878	$4.69	2,227,075	$6.29

(d) Executive Options

Options Granted to Named Executive Officers

The following table sets forth a summary of the stock options granted to our Named Executive Officers during the fiscal year ended August 31, 2005. Named Executive Officers are those executive officers described in the table above under the heading “Employee and Executive Option Grants”. The following table does not contemplate status of granted options relative to our current stock price.

	Individual Grants				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term ($)
	Number of Securities Underlying Options Per Grant (#)	Percent of Total Options Granted to Employees Year to Date (%)	Exercise or Base Price ($/Share)	Expiration Date

					5%	10%
David M. Kirk	0	0.00%	$0.00		$0	$0
Darrell L. Ash	3,600	1.23%	$4.56	3-31-10	$4,535	$10,022
	1,000	0.34%	$6.94	8-16-15	$4,365	$11,061
David Crawford	4,800	1.64%	$4.56	3-31-10	$6,047	$13,363
Robert J. Kansy	3,600	1.23%	$4.56	3-31-10	$4,535	$10,022
Jon Prokop	6,000	2.05%	$4.56	3-31-10	$7,559	$16,704

The percentage of total options granted to employees is based on an aggregate of 292,296 options granted to our employees, consultants and directors during the year ended August 31, 2005, including our Named Executive Officers. The exercise price per share of each option is equal to the fair market value of the common stock on the date of grant.

The potential realizable value is calculated based on the term of the option at its time of grant (five or ten years). It is calculated by assuming that the stock price on the date of grant appreciates at the indicated annual rate compounded annually for the entire term of the option, and that the option is exercised and sold on the last day of its term for the appreciated stock price. No gain to the optionee is possible unless the stock price increases over the option term, which will benefit the stockholder.

Options Exercises and Remaining Holdings of Named Executive Officers

The following table sets forth information concerning stock options exercised during the fiscal year ended August 31, 2005 and the number of shares of our common stock subject to both exercisable and unexercisable stock options as of August 31, 2005 for each of our Named Executive Officers described in the table above under the heading “Employee Executive Option Grants”. The value of unexercised in-the-money options is based on the fair market value of our common stock as of August 31, 2005, of $6.34 per share, minus the exercise price, multiplied by the number of shares underlying the option.

	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at End of Quarter (#)		Values of Unexercised In-the - Money Options at End of Quarter ($)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
David M. Kirk	0	0	198,500	10,000	$140,632	$32,988
Darrell L. Ash	0	0	85,791	10,809	$100,155	$28,968
David Crawford	8,000	$28,911	89,154	8,946	$51,890	$24,837
Robert J. Kansy	0	0	92,354	8,246	$74,407	$23,591
Jon Prokop	0	0	91,154	9,646	$110,139	$26,083

Recently Issued Accounting Standards

SFAS123(R), “Share-Based Payment”, was issued in December 2004 and is effective for fiscal years beginning after June 15, 2005. The new statement requires all share-based payments to employees to be recognized in the financial statements based on their fair values. We currently account for our share-based payments to employees under the intrinsic value method of accounting set forth in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issues to Employees”. We plan to adopt the new statement in our next fiscal year, beginning September 1, 2005. Adoption of this standard could materially impact the amount of compensation expense incurred for future financial reporting for stock options that vest, and for other stock awards to which the recipients become entitled, on or after September 1, 2005. We currently estimate that stock compensation expense in fiscal year 2006 will be approximately $550,000.

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

Any and all of these factors could cause our actual results to differ materially from the forward-looking statements that we made:

1.	The impact of competitive products and pricing. We do business in markets that are noted for fierce competition and generally declining average selling prices. Most of our significant competitors are much larger and better financed than we are. These competitors could execute sales strategies that could take a considerable amount of our business very quickly. This could have a material adverse impact on both our sales and gross margins.

2.	The timely development, acceptance and pricing of new products. We have a large amount of continuing sales of older products that tend to decline in popularity and average selling price over time. Only by developing new products can we replace sales for declining products and partially offset the impact of lower average selling prices.

3.	The impact of competing technologies including the obsolescence of existing products. Our business has a considerable amount of technological risk. We are vulnerable to competitors that have much more resources than we do that are trying to develop products that are technologically superior to ours. If customers believe those products are superior to ours, they may shift their purchases to them.

4.	The ability to obtain production material and labor and capacity to meet product demand. Shortages could occur that make us unable to take advantage of a sudden increase or even stable level of demand.

5.	The potential transition to value-added products. Our historical base business is declining. Only by successfully developing and introducing value added products to our customers can we offset this impact.

6.	The timely implementation of improved manufacturing processes. We need to reduce our costs almost continually to offset the impacts of a reduction in our average selling prices. We need to do this through continuous cost reduction in both our facilities and those of our contractors. In addition our manufacturing processes are complex and involve difficult to maintain procedures that if not carried out properly could result in incremental cost.

7.	General economic conditions as they affect our customers and manufacturing contractors. Our customers and contractors do business in markets that are vulnerable to changes in economic conditions. Adverse economic conditions can adversely impact the demand and/or the ability to supply our products.

8.	The availability to obtain required financing on favorable terms. If we have unanticipated difficulties, our banking relationships and other means of financing could be jeopardized.

9.	General industry trends. Markets or customer preferences could move away from our products.

10.	Acts of war or terrorism as they affect us, our customers or our manufacturing partners.

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

A significant portion of our products have a manufacturing process in foreign jurisdictions and are sold in foreign jurisdictions. We manage our exposure to currency exchange fluctuations by denominating most transactions in U.S. dollars. We consider the amount of our foreign currency exchange rate risk to be immaterial as of August 31, 2005 and accordingly have not hedged any such risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is included in Appendix A attached hereto and incorporated by reference.

ITEM 9A.	CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported in a timely manner. There have been no changes in our internal control over financial reporting during the year ended August 31, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The remaining information required by this item is found under the headings (a) “Proposal No. 1 - Election of Directors,” (b) “Executive Officers”, (c) “Compliance with Section 16(a) of the Exchange Act” and (d) “The Board of Directors” in the definitive proxy statement to be filed with the Commission on or about December 9, 2005.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is found under the heading “Executive Officer Compensation” in the definitive proxy statement to be filed with the Commission on or about December 9, 2005.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is found under the headings (a) “Equity Compensation Plan Information” and (b) “Security Ownership of Certain Beneficial Owners and Management” in the definitive proxy statement to be filed with the Commission on or about December 9, 2005.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is found under the headings “Certain Transactions with Management” in the definitive proxy statement to be filed with the Commission on or about December 9, 2005.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is found under the heading “Proposal No. 2 - Ratification of Independent Auditor Selection” in the definitive proxy statement to be filed with the Commission on or about December 9, 2005.

PART IV.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1.	Financial Statements. Financial statements are attached as Appendix A to this report. The index to the financial statements is found on page F-1 of Appendix A.

(a) 2.	Financial Statement Schedules. All schedules are omitted since the required information is not present or is not present in amounts sufficient to require a submission of the schedules, or because the information required is included in the financial statements and notes thereto.

(a) 3.	Exhibits. See Exhibit Index in part (b) below.

(b)	Exhibit Index

Exhibits	Previously Filed*	As Exhibit	Description
3.1	Form 10-K (Year ended 8/31/94)	3.1	Restated Certificate of Incorporation

3.2	Form 10-K (Year ended 8/31/94)	3.2	Bylaws

4.1			Reference is made to Exhibits 3.1 and 3.2

4.2	Form 8-K (filed 12/29/94)	4.3	Rights Agreement dated as of 12/20/94

4.3	Form 8-K (filed 8/19/96)	4.4	First Amendment to Rights Agreement dated 8/14/96

Exhibits	Previously Filed*	As Exhibit	Description
4.4	Form 10-Q (Quarter ended 11/30/00) (filed 1/16/01)	4.5	Second Amendment to Rights Agreement dated 12/11/00

4.5	Form 10-Q (Quarter ended 2/28/01) (filed 4/16/01)	4.6	Form of Unit Subscription Agreement for Common Stock and Warrants between the Registrant and certain investors dated 12/11/00

4.6	Form 10-Q (Quarter ended 2/28/01) (filed 4/16/01)	4.7	Form of Common Stock Purchase Warrant between Registrant and certain investors

4.7	Form 10-Q (Quarter ended 2/28/01) (filed 4/16/01)	4.8	Form of Registration Rights Agreement between Registrant and certain investors dated 12/11/00

4.8	Form 8-A/A (Amendment No. 2) (filed 12/17/04)	4.6	Third Amendment to Rights Agreement between Registrant and Equiserve Trust Company, National Association, successor to Fleet National

4.9			Specimen Stock Certificate

10.1	Form S-1	10.1	Form of Indemnity Agreement entered into by the Registrant and each of its officers and directors

10.2	Form 10-K (Year ended 8/31/94)	10.10	Lease Agreement between the Registrant and Jeff Yassai

10.3	Form 10-Q (Quarter ended 11/30/95)	10.18	Form of Restrictive Stock Bonus Agreement to be entered 11/30/95

10.4	Form 10-K (Year ended 8/31/97) (filed 12/1/97)	10.23	Form of Change of Control Agreement for certain officers

10.5	Form 10-Q (Quarter ended 5/31/99) (filed 7/15/99)	10.25	Form of Restricted Stock Bonus Agreement

10.6	Form 10-Q (Quarter ended 2/28/01) (filed 4/16/01)	10.46	Warrant Agreement between Registrant and Wells Fargo Business Credit, Inc. dated as of 12/8/00

10.7	Form 10-Q (2001) (Quarter ended 5/31/01) (filed 7/13/01)	10.51	Manufacturing Agreement between Registrant and Automated Technology (Phil.) Inc. Electronics Corporation dated 2/22/01

Exhibits	Previously Filed*	As Exhibit	Description
10.8	Form 10-K (Year ended 8/31/01) (filed 11/29/01)	10.59	Amendment 1 to Manufacturing Agreement between Registrant and Automated Technology (Phil.) Inc. Electronics Corporation dated 7/19/01

10.9	Form 10-K (Year ended 8/31/02) (filed 11/21/02)	10.72	Product Agreement between Registrant and Tai-Saw Technology Co., LTD dated 9/1/002

10.10	Form 10-Q (Quarter ended 5/31/03) (filed 7/14/03)	10.83	Comprehensive Manufacturing Assembly Agreement between Registrant and Tai-Saw Technology Co., Ltd. dated 3/1/03

10.11	Form 10-Q (Quarter ended 5/31/03) (filed 7/14/03)	10.86	Warrant Agreement between Registrant and Wells Fargo Business Credit, Inc. dated 5/31/03

10.12	Form 10-K (Year ended 8/31/03) (filed 11/20/03)	10.90	Chairman of the Board of Directors Service Agreement between the Registrant and Michael Bernique dated 5/31/03

10.13	Form 10-K (Year ended 8/31/04) (filed 11/18/04)	10.95	Amendment 1 dated 8/1/04 to Comprehensive Manufacturing Assembly Agreement between Registrant and Tai-Saw Technology Co., Ltd. dated 5/1/03

10.14	Form 10-K (Year ended 8/31/04) (filed 11/18/04)	10.96	Amended and Restated Manufacturing and Technical Support Agreement between Registrant and Morioka Seiko Instruments, Inc. dated 6/11/04

10.15	Form 10-Q (Quarter ended 2/28/05) (filed 4/13/05)	10.97	Loan Agreement between Registrant and Wells Fargo Bank, National Association dated 12/31/04

10.16	Form 10-Q (Quarter ended 2/28/05) (filed 4/13/05)	10.98	Pledge and Security Agreement between Registrant and Wells Fargo Bank, National Association dated 12/31/04

10.17	Form 8-K (filed 10/27/05)	10.99	Omnibus Cash Incentive Plan of 2005

10.18	Form 8-K (filed 10/27/05)	10.100	Management Incentive Plan of 2005

10.19			1994 Non-employee Director’s Stock Option Plan, as amended

10.20			1994 Notice of Grant of Stock Options and Grant Agreement

Exhibits	Previously Filed*	As Exhibit	Description
10.21			1997 Equity Incentive Plan, as amended

10.22			1997 Notice of Grant of Stock Options and Grant Agreement

10.23			1999 Equity Incentive Plan, as amended

10.24			1999 Notice of Grant of Stock Options and Grant Agreement

10.25			Employee Stock Purchase Plan as amended and restated

23.1			Consent of McGladrey & Pullen LLP, Independent Registered Public Accounting Firm

23.2			Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

24.1			Power of Attorney**

31.1			Certificate Pursuant to Section 302 of Sarbanes - Oxley Act of 2002 for CEO

31.2			Certificate Pursuant to Section 302 of Sarbanes - Oxley Act of 2002 for CFO

32.1			Certificate Pursuant to Section 906 of Sarbanes - Oxley Act of 2002 for CEO

32.2			Certificate Pursuant to Section 906 of Sarbanes - Oxley Act of 2002 for CFO

*	Incorporated herein by reference.

**	Filed on the signature page of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, RF Monolithics, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 17th day of November, 2005.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of RF Monolithics, Inc. and in the capacities indicated on the 17th day of November, 2005.

/s/ DAVID M. KIRK
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

INDEX TO FINANCIAL STATEMENTS -

ITEM 8 OF FORM 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of RF Monolithics, Inc.:

We have audited the accompanying consolidated balance sheet of RF Monolithics, Inc. as of August 31, 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RF Monolithics, Inc. as of August 31, 2005, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ MCGLADREY & PULLEN LLP

Dallas, Texas

November 17, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of RF Monolithics, Inc.:

We have audited the accompanying balance sheet of RF Monolithics, Inc. (the “Company”) as of August 31, 2004, and the related statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the two years in the period ended August 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2004, and the results of its operations and its cash flows for each of the two years in the period ended August 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas

November 18, 2004

RF MONOLITHICS, INC.

CONSOLIDATED BALANCE SHEETS

AUGUST 31, 2005 AND 2004

(In Thousands)

	2005	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,450	$2,715
Trade receivables - net	6,753	7,357
Inventories - net	8,616	9,133
Prepaid expenses and other	315	282

Total current assets	21,134	19,487
PROPERTY AND EQUIPMENT - Net	6,235	7,003
OTHER ASSETS - Net	470	283

TOTAL	$27,839	$26,773

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable - trade	$2,962	$2,785
Accrued expenses and other current liabilities	1,624	1,897

Total current liabilities	4,586	4,682
OTHER LIABILITIES	181	245
STOCKHOLDERS’ EQUITY:
Common stock: $.001 par value, 20,000 shares authorized; 7,949 and 7,806 shares issued in 2005 and 2004, respectively	8	8
Additional paid-in capital	37,024	36,338
Common stock warrants	128	128
Treasury stock, 36 common shares at cost	(227)	(227)
Accumulated deficit	(13,829)	(14,313)
Unearned compensation	(32)	(88)

Total stockholders’ equity	23,072	21,846

TOTAL	$27,839	$26,773

See notes to consolidated financial statements.

RF MONOLITHICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED AUGUST 31, 2005, 2004, AND 2003

(In Thousands, Except Per-Share Amounts)

	2005	2004	2003
SALES	$46,222	$48,506	$42,935
COST OF SALES	33,020	33,168	33,782

GROSS PROFIT	13,202	15,338	9,153
OPERATING EXPENSES:
Research and development	4,381	4,470	3,266
Sales and marketing	5,386	5,384	4,877
General and administrative	2,962	3,040	2,648
Restructuring and impairment	—	—	1,216

Total	12,729	12,894	12,007

INCOME (LOSS) FROM OPERATIONS	473	2,444	(2,854)
OTHER INCOME (EXPENSE):
Interest income	87	13	3
Interest expense	(96)	(260)	(578)
Other	(20)	54	113

Total	(29)	(193)	(462)

INCOME (LOSS) BEFORE INCOME TAXES	444	2,251	(3,316)
INCOME TAX EXPENSE (BENEFIT)	(40)	14	25

NET INCOME (LOSS)	$484	$2,237	$(3,341)

EARNINGS (LOSS) PER SHARE :
Basic	$0.06	$0.29	$(0.47)

Diluted	$0.06	$0.27	$(0.47)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	7,861	7,597	7,170

Diluted	8,310	8,255	7,170

See notes to consolidated financial statements.

RF MONOLITHICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY AND COMPREHENSIVE INCOME (LOSS)

YEARS ENDED AUGUST 31, 2005, 2004, AND 2003

(In Thousands)

	Common Stock		Additional Paid-in Capital	Stock Warrrants		Treasury Stock	Retained Earnings (Deficit)	Unearned Compensation	Total	Comprehensive Income (Loss)
	Shares	Amount		Shares	Amount
BALANCE, AUGUST 31, 2002	7,131	$7	$32,969	563	$800	$(227)	$(13,209)	$(331)	$20,009	$(442)
Common stock issuances:
Restricted stock under 1997 Equity Incentive Plan	—	—	(18)	—	—	—	—	18	—
Stock options exercised	65	—	249	—	—	—	—	—	249
Employee Stock Purchase Plan	64	—	161	—	—	—	—	—	161
Issuance of stock warrants	—	—	—	30	42	—	—	—	42
Issuance of compensatory stock options	—	—	126	—	—	—	—	(126)	—
Amortization of unearned compensation	—	—	—	—	—	—	—	170	170
Net loss	—	—	—	—	—	—	(3,341)	—	(3,341)	(3,341)

BALANCE, AUGUST 31, 2003	7,260	$7	$33,487	593	$842	$(227)	$(16,550)	$(269)	$17,290	$(3,341)

Common stock issuances:
Stock warrants exercised	120	—	714	(533)	(714)	—	—	—	—
Stock options exercised	339	1	1,771	—	—	—	—	—	1,772
Employee Stock Purchase Plan	87	—	332	—	—	—	—	—	332
Issuance of compensatory stock options	—	—	12	—	—	—	—	(12)	—
Amortization of unearned compensation	—	—	22	—	—	—	—	193	215
Net income	—	—	—	—	—	—	2,237	—	2,237	2,237

BALANCE, AUGUST 31, 2004	7,806	$8	$36,338	60	$128	$(227)	$(14,313)	$(88)	$21,846	$2,237

Common stock issuances:
Stock options exercised	102	—	423	—	—	—	—	—	423
Employee Stock Purchase Plan	41	—	255	—	—	—	—	—	255
Issuance of compensatory stock options	—	—	(5)	—	—	—	—	5	—
Amortization of unearned compensation	—	—	13	—	—	—	—	51	64
Net income	—	—	—	—	—	—	484	—	484	484

BALANCE, AUGUST 31, 2005	7,949	$8	$37,024	60	$128	$(227)	$(13,829)	$(32)	$23,072	$484

See notes to consolidated financial statements.

RF MONOLITHICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED AUGUST 31, 2005, 2004, AND 2003

(In Thousands)

	2005	2004	2003
OPERATING ACTIVITIES:
Net income (loss)	$484	$2,237	$(3,341)
Noncash items included in net income (loss):
Depreciation and amortization	2,402	2,946	3,871
Charge for inventory obsolescence and asset impairment	218	127	3,813
Provision for trade receivable allowance	112	35	36
Amortization of unearned compensation	64	215	170
Gain on disposal of property and equipment	(33)	(10)	(55)
Changes in operating assets and liabilities:
Trade receivables	492	(479)	425
Inventories	299	(1,366)	118
Prepaid expenses and other	(33)	40	107
Accounts payable - trade	177	1,017	(470)
Accrued expenses and other liabilities	(306)	268	(152)

Net cash provided by operating activities	3,876	5,030	4,522

INVESTING ACTIVITIES:
Acquisition of property and equipment	(1,646)	(595)	(2,899)
Proceeds from disposition of property and equipment	131	158	127
Change in other assets	(273)	(70)	87

Net used in investing activities	(1,788)	(507)	(2,685)

FINANCING ACTIVITIES:
Borrowings on building mortgage	—	—	1,050
Repayments on line of credit	—	(2,696)	(2,367)
Repayments on building mortgage and other	—	(1,402)	(987)
Repayments on third party financing	(117)	(30)	—
Change in other liabilities	86	—	—
Proceeds from common stock and warrants issued	678	2,104	410

Net cash provided by (used in) financing activities	647	(2,024)	(1,894)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,735	2,499	(57)
CASH AND CASH EQUIVALENTS:
Beginning of year	2,715	216	273

End of year	$5,450	$2,715	$216

NON CASH FINANCING ACTIVITY:
Warrants issued for debt waiver	$0	$0	$42

Software acquired under third party financing	$0	$237	$0

SUPPLEMENTAL INFORMATION:
Interest paid	$7	$79	$327

Income taxes (refunded) paid	$55	$(36)	$24

See notes to consolidated financial statements.

RF MONOLITHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED AUGUST 31, 2005, 2004 AND 2003

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business - We design, develop, manufacture and market a broad range of Wireless Solutions. We design, develop, manufacture and market a broad range of Wireless Solutions. We have two lines of business—Radio Frequency, or RF, components and Wireless System module products. Our RF components business consists of (a) the Low-power Products Group, which includes low-power components, Virtual Wire™ Short-range Radio products, and RF Integrated Circuits, or RFIC, and (b) the Communications Products Group, which includes frequency control modules and filters. The Wireless System module business includes both standard and custom modules that typically blend a radio with a microprocessor and link protocol. Most of our products are based on surface acoustic wave, or SAW, technology and are manufactured either as discrete devices to perform specific functions or as integrated modules to meet system performance requirements. These products are incorporated into application designs in five primary markets: automotive, consumer, industrial, medical and telecommunications, and are sold primarily in North America, Europe and Asia.

We have manufacturing operations in Dallas, Texas and manufacturing agreements with one manufacturer in the Philippines, one manufacturer in Taiwan and one manufacturer in Japan. Generally, the core SAW device or die is produced in Dallas in a wafer fabrication process and shipped to the foreign manufacturers for assembly with other purchased components.

Consolidated results and balances include our accounts and those of our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Revenue is recognized for the most part when we ship the product to the customer. There are a small number of programs in which inventory is consigned to a customer and we recognize sales when the customer pulls the product for use from that inventory. In all cases we recognize sales at the point at which legal title passes to the customer. Our standard terms and conditions are FOB our shipping point. We permit the return of defective products and accept limited amounts of product returns in other instances. Accordingly, we provide allowances for the estimated amounts of these returns based on historical experience. A small portion of our revenue, called technology development sales, is derived from engineering design services performed for customers.

Trade Receivables consist primarily of amounts due from customers for product shipped to them. We perform credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current credit worthiness. We continuously monitor collections and payments from customers and maintain an allowance for doubtful accounts based upon historical experience and specific customer information. If events occur causing collectibility of outstanding trade receivables to become unlikely, we record an increase to our allowance for doubtful accounts. We maintain credit insurance on major customer balances and have a relatively diversified customer base.

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

Other Assets include legal costs of obtaining patents. These costs are amortized over the estimated useful lives of the respective patents, which is five years. Costs for patent applications denied are written off in the period of denial.

Impairment of Long-lived Assets is evaluated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which requires an entity to review long-lived tangible and intangible assets for impairment and recognize a loss if expected future undiscounted cash flows are less than the carrying amount of the assets. Such losses are measured as the difference between the carrying value and the estimated fair value of the assets. The estimated fair value is determined based on expected undiscounted future cash flows. See Note 13 regarding charges related to impairment of tangible assets. There were no impairment charges related to intangible assets in the current year.

Warranty Reserve is established based upon estimated warranty returns for the one year period after shipment date as permitted by our standard sales agreement. The warranty reserve included in the accrued liabilities in the accompanying balance sheet at August 31, 2005 and 2004 was $45,000 and $50,000, respectively. Warranty claims have historically been limited because of our extensive quality systems.

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

Earnings (Loss) per Share is computed by dividing the net earnings (loss) by the weighted average shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of common and potentially dilutive shares, from dilutive stock options and warrants to purchase common stock outstanding during each year. The dilutive effect of the options and warrants to purchase common stock are excluded from the computation of diluted net loss per share if their effect is antidilutive. The number of common stock equivalents excluded from the diluted net loss per share computation at August 31, 2005, 2004 and 2003 because they were antidilutive, were as follows:

	2005	2004	2003
Common stock options	784,832	401,563	2,032,625
Common stock warrants	—	—	593,332

Total	784,832	401,563	2,625,957

Stock-Based Compensation - We currently account for our stock option plans, including the Employee Stock Purchase Plan, or ESPP, under Accounting Principles Board (APB) Opinion No. 25 and related Interpretations and accordingly do not recognize compensation expense for options granted to employees and directors. All options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Options granted to consultants are accounted for under Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” and are valued using the Black-Scholes model. Compensation expense of such options is recognized over the vesting life of the options, which is aligned with the consulting service life. As permitted by SFAS No. 123 and amended by SFAS No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123”, we will continue to apply APB No. 25 to our stock-based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share until adoption of SFAS Statement 123(R) for our next fiscal year, beginning September 1, 2005.

The following table illustrates the effect on net income and earnings per share as if the fair value based method under SFAS No. 123 had been applied to all outstanding vested and unvested awards, as well as our ESPP in each period (in thousands except per share amounts):

	Years Ended August 31,
	2005	2004	2003
Net income (loss), as reported	$484	$2,237	$(3,341)
Add: Stock option based compensation expense included in reported net income, net of related tax effects	53	105	19
Deduct: Total stock option based compensation expense, including ESPP, determined under fair value based method for all awards, net of related tax effects	(1,720)	(1,391)	(1,284)

Pro forma net income (loss)	$(1,183)	$951	$(4,606)

EARNINGS (LOSS) PER SHARE
Basic - as reported	$0.06	$0.29	$(0.47)

Basic - pro forma	$(0.15)	$0.13	$(0.64)

Diluted - as reported	$0.06	$0.27	$(0.47)

Diluted - pro forma	$(0.15)	$0.12	$(0.64)

On May 11, 2005, we accelerated the vesting of certain unvested and “out-of-the-money” stock options that were outstanding with an exercise price greater than $5.98 per share, which was the market price on that day. As of result of this vesting acceleration, the stock option based compensation expense in the table above increased approximately $800,000 above previously scheduled amortization for the year ended August 31, 2005. Of the approximately $800,000 expense from accelerated vesting, 60% is from Officer options, 26% is from Employee options and 14% is from Director options. This acceleration was done primarily to reduce compensation expense that would be recorded in future periods following our adoption of SFAS No. 123(R) beginning with our next fiscal year.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for all grants in the respective year:

	Years Ended August 31,
	2005	2004	2003
Expected dividend yield	0	0	0
Risk-free interest rate	3.6%	3.5%	2.5%
Expected life of options (years)	4.2 yrs.	6.0 yrs.	6.0 yrs.
Assumed volatility	74%	81%	77%

Segment Accounting – We report as a single segment under SFAS 131, “Disclosures about Segments of an Enterprise and Related Information”. Our management reviews financial information at the enterprise wide level and makes decisions accordingly.

Recently Issued Accounting Standards – SFAS 123(R), “Share-Based Payment”, was issued in December 2004 and is effective for fiscal years beginning after June 15, 2005. The new statement requires all share-based payments to employees to be recognized in the financial statements based on their fair values. We currently account for our share-based payments to employees under the intrinsic value method of accounting set forth in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issues to Employees”. We plan to adopt the new statement in our next fiscal year, beginning September 1, 2005. Adoption of this standard could materially impact the amount of compensation expense incurred for future financial reporting for stock options that vest, and for other stock awards to which the recipients become entitled, on or after September 1, 2005. We currently estimate that stock compensation expense in fiscal year 2006 will be approximately $550,000.

2.	TRADE RECEIVABLES

Trade Receivables consist of the following (in thousands):

	2005	2004
Trade receivables	$6,867	$7,419
Other receivables	284	224

Sub-total	7,151	7,643
Allowance for trade receivables	(398)	(286)

Total	$6,753	$7,357

Allowance activity is as follows (in thousands):

	2005	2004	2003
Beginning balance	$286	$250	$200
Provision for trade receivables	112	35	36
Recoveries	—	1	14

Ending balance	$398	$286	$250

One of our major customers, Delphi Corporation, filed Chapter 11 bankruptcy on October 8, 2005. In order to fully reserve for our receivable exposure at August 31, 2005 for this customer, we recorded $135,000 additional allowance for doubtful accounts in our fourth quarter. All other trade receivable allowances were reduced by $23,000 in FY2005, resulting in a net addition to provision for trade receivables of $112,000 for the year.

3.	INVENTORIES

Inventories consist of the following (in thousands):

	2005	2004
Raw materials and supplies	$3,560	$3,307
Work in process	2,287	2,340
Finished goods	3,799	4,517

Total gross inventories	9,646	10,164
Less inventory reserves	(1,030)	(1,031)

Total inventories	$8,616	$9,133

Reserve activity is as follows (in thousands):

	2005	2004	2003
Beginning balance	$1,031	$1,686	$1,506
Disposals	(219)	(782)	(2,450)
Provision for inventory disposals	218	127	2,630

Ending balance	$1,030	$1,031	$1,686

4.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	2005	2004
Land and improvements	$421	$421
Building and improvements	2,591	2,525
Machinery and equipment	30,291	29,570
Test fixtures	252	163
Construction in progress	569	293
Leasehold improvements	523	523
Computer software	2,634	2,499
Office furniture	410	410

Total	37,691	36,404
Less accumulated depreciation and amortization	31,456	29,401

Property and equipment - net	$6,235	$7,003

Construction in progress includes computer software and other fixed assets not yet placed in service.

5.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	2005	2004
Accrued payroll and compensation, including accrued medical benefits	$944	$882
Current portion of Oracle software note	90	117
Other accrued expenses	590	898

Total	$1,624	$1,897

6.	CREDIT FACILITIES

On December 31, 2004, we replaced our banking agreement with a new revolving credit arrangement with an affiliate of our previous lender, under which the lender will make advances to us based on levels of eligible accounts receivable, subject to a limit of $10.0 million. As of August 31, 2005, our revolving line of credit facility had a loan balance of zero and availability of approximately $5.2 million under our borrowing base. Financial covenants under the new revolving credit arrangement include provisions as to the ratio of senior funded debt to cash flow, tangible net worth, profitability, and fixed charges coverage.

7.	LEASES AND CONTINGENCIES

Leases - We have entered into non-cancelable operating lease agreements for one of our headquarters facilities and certain equipment. Rent expense under the operating leases in 2005, 2004, and 2003 was $203,000, $196,000, and $570,000, respectively. The reduction after 2003 was the result of purchasing a building that was previously leased. Minimum future rental commitments under the operating leases at August 31, 2005 are as follows (in thousands):

Operating Leases
Fiscal year ending August 31:
2006	$207
2007	217
2008	77
2009	21

Total minimum payments	$522

Purchase commitments – We have contractual relationships with one manufacturer in the Philippines (Automated Technology (Phil.) Inc.), one manufacturer in Taiwan (Tai-Saw Technology Co., Ltd.) and one manufacturer in Japan (Morioka Seiko Instruments, Inc., a subsidiary of Seiko Instruments, Inc.). The agreements with all three manufacturers call for us to commit to three months of activity in accordance with a three-month forecast submitted by us and accepted by the manufacturer. The contract value of the three-month commitments as of August 31, 2005 was approximately $4.2 million.

Litigation – We are involved in routine litigation from time to time incidental to the conduct of our business.

8.	CAPITAL STOCK

Preferred stock - Preferred stock of 5,000,000 shares with $.001 par value is authorized; none was issued or outstanding at August 31, 2005 and 2004. Rights, preferences and other terms of the preferred stock will be determined by the Board of Directors at the time of issuance.

Stock Warrants - In December 2000, we sold 533,332 unregistered shares of common stock to a group of investors for $3.75 per share. Attached to the common stock were warrants to purchase 533,332 additional shares of our common stock at an exercise price of $7.50 per share. The warrants had a term of three years, expiring in December 2003. The value of these warrants using the Black-Scholes model was approximately $714,000.

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

Restricted common stock grants - All restricted stock has been issued from our 1997 Plan. The grants are considered issued stock when granted and presented to the grantee as vesting occurs. We record unearned compensation based on the share price on the date of the grant and expenses that amount over the vesting period. Generally, the shares vest over a two or four year period. We have recognized compensation expense related to restricted stock grants of approximately $11,000, $110,000 and $151,000 in fiscal 2005, 2004 and 2003, respectively. A summary of our 1997 Plan restricted stock activity and unvested balance follows:

	2005		2004		2003
	Shares	Weighted- average Price	Shares	Weighted- average Price	Shares	Weighted- average Price
Unvested at beginning of year	14,703	$3.4418	50,758	$3.5408	115,400	$3.6831
Granted	—	—	—	—	—	—
Vested	(13,203)	$3.4738	(36,055)	$3.5812	(64,642)	$3.7948
Forfeited	—	—	—	—	—	—

Unvested at end of year	1,500	$3.1600	14,703	$3.4418	50,758	$3.5408

Stock Options - Under the terms of our 1999 Equity Incentive Plan, or 1999 Plan, options to purchase common stock, stock bonuses and rights to purchase restricted stock may be granted to non-officer employees at the discretion of the board of directors and subject to certain restrictions. We have authorized for issuance pursuant to the 1999 Plan 1,001,200 shares of common stock. We added 300,000 shares to the 1999 Plan in fiscal 2003. At August 31, 2005, there are 698,686 shares subject to outstanding options and 13,070 shares available for issuance pursuant to future grants under this plan.

Under the terms of our 1997 Equity Incentive Plan, or 1997 Plan, we may grant nonqualified and incentive options to purchase common stock, and stock bonuses and rights to purchase restricted stock to key employees, directors or consultants at the discretion of the board of directors and subject to certain restrictions. We have authorized for grant 2,207,500 shares of common stock. The number of shares authorized and added to the plan in the past three years was 200,000 shares in fiscal 2004 and 200,000 shares in fiscal 2003. Also, we transferred the balance of 13,500 shares and 119,000 shares in fiscal 2005 and 2004, respectively, of common stock authorized for future grant under our Non-Employee Director Stock Option Plan to our 1997 Plan, as approved by our shareholders at the annual meeting on January 21, 2004. At August 31, 2005, there are 1,318,389 shares subject to outstanding options and 164,610 shares available for issuance pursuant to future grants under this plan.

Under the terms of our 1986 Stock Option Plan, or 1986 Plan, nonqualified options to purchase common stock may be granted to key employees and consultants at the discretion of the board of directors, subject to certain restrictions. We have authorized a total of 712,501 shares of common stock for issuance under the 1986 Plan. The authority to grant additional options under this plan terminated in November 2002, but options previously granted shall remain in effect in accordance with their terms. At August 31, 2005, there are options to purchase 5,000 shares outstanding under this plan.

Under the terms of our Non-Employee Director Stock Option Plan, or Director Plan, options to purchase common stock may be granted every January 1 to each director who is not an officer of the Company. We have authorized a total of 256,000 shares of common stock for issuance under the Director Plan. We added 100,000 shares to the plan in fiscal 2003. The authority to grant additional options under this plan terminated in April 2004, but options previously granted shall remain in effect in accordance with their terms. In fiscal 2005 and 2004, we transferred the balance of 13,500 shares and 119,000 shares, respectively, of common stock available for future grant under our Non-Employee Director Stock option Plan to our 1997 Plan, as approved by our shareholders at the annual meeting on January 21, 2004. At August 31, 2005, there are options to purchase 205,000 shares of common stock outstanding under this plan.

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

	2005		2004		2003
	Shares	Weighted- average Exercise Price	Shares	Weighted- average Exercise Price	Shares	Weighted- average Exercise Price
Outstanding at beginning of year	2,069,003	$6.2991	2,032,625	$5.9615	1,782,800	$6.4475
Granted	292,296	$5.7069	384,000	$7.0565	338,500	$3.0683
Exercised	(102,558)	$4.1174	(338,728)	$5.2290	(64,492)	$3.8601
Expired	(31,666)	$8.7666	(8,894)	$2.5813	(24,183)	$6.9026

Outstanding at end of year	2,227,075	$6.2868	2,069,003	$6.2991	2,032,625	$5.9615

Options exercisable at year-end	1,915,197	$6.5480	1,388,264	$6.8510	1,326,903	$7.1866

The following table summarizes information about stock options outstanding at August 31, 2005 for all four plans:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 8/31/05	Weighted- average Remaining Contractual Life	Weighted- average Exercise Price	Number Exercisable at 8/31/05	Weighted- average Exercise Price
$ 2.01 to $ 3.95	637,603	3.47 years	$3.06	523,247	$3.09
$ 4.15 to $ 7.50	970,367	3.08 years	$5.87	797,012	$6.02
$ 7.56 to $ 11.37	464,605	4.78 years	$9.05	440,438	$9.02
$ 12.12 to $ 27.06	154,500	6.91 years	$13.89	154,500	$13.89

Totals	2,227,075			1,915,197

Employee Stock Purchase Plan - In 1994, we adopted an employee stock purchase plan, or Purchase Plan. In connection with the adoption of the Purchase Plan, we have reserved a total of 875,000 shares of our common stock. The number of shares authorized and added to the plan in the past three years was 150,000 shares in fiscal 2004. Under the terms of the Purchase Plan, rights to purchase common stock may be granted to eligible employees at the discretion of the board of directors, subject to certain restrictions. The Purchase Plan enables our eligible employees, through payroll withholding, to purchase shares of common stock at 85% of the lesser of the fair market value of the common stock at the grant date or the purchase date. In August of fiscal 2005, the Board of Directors approved amending the Plan to restrict the purchase price to not less than 50% of the fair market price on the date of stock purchase. Purchases are made on a pre-determined semi-annual schedule. At August 31, 2005, there are 148,872 shares reserved for future purchase rights under this plan. A summary of the activity for the employee stock purchase plan is as follows:

	Shares	Purchase Proceeds
Purchases:
2003	64,272	$160,858
2004	87,263	332,316
2005	40,615	254,831

Stock Options for Consultants - Periodically, we grant stock options to purchase our common stock to consultants for services to be rendered. Generally, the options vest over a four year period. We use the Black-Scholes model to value the unvested options on the date of grant and each subsequent quarter over the vesting period. The values are expensed over the future vesting periods. Following is a summary of the stock options granted to consultants and approximate expense recognized:

Date of Grant	Options Granted	Exercise Prices	Vesting Period	Recognized Compensation Expense
				2005	2004	2003
1st Qtr. 2001	20,000	$6.63	4 years	$2,100	$32,800	$8,600
2nd Qtr. 2001	5,000	$3.81	4 years	2,500	8,700	2,400
1st Qtr. 2002	5,000	$2.01	4 years	7,200	8,500	2,400
2nd Qtr. 2003	24,000	$2.44-$2.69	4 years	28,100	33,300	5,400
1st Qtr. 2004	2,000	$7.37	4 years	2,100	2,100	—
3rd Qtr. 2004	4,000	$10.24	6 months	2,600	19,400	—
4th Qtr. 2004	2,000	$6.19	4 years	2,000	—	—
3rd Qtr. 2005	5,376	$4.56	1 year	6,700	—	—

Total expense recognized				$53,300	$104,800	$18,800

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

9.	INTERNATIONAL SALES

International sales in foreign markets are as follows (in thousands):

	2005		2004		2003
	Sales	As a Percentage of Total Revenue	Sales	As a Percentage of Total Revenue	Sales	As a Percentage of Total Revenue
International sales:
Europe	$9,301	20.1%	$13,203	27.2%	$10,778	25.1%
Asia	16,503	35.7%	14,268	29.4%	9,683	22.6%
Other	2,168	4.7%	2,204	4.6%	2,020	4.7%

Total international sales	$27,972	60.5%	$29,675	61.2%	$22,481	52.4%

There are no long lived assets separately identified with international sales.

10.	CONCENTRATION RISKS

Receivables

Two customers each represented 10% or more of either the total trade receivable balance at August 31, 2005 or the total sales for fiscal 2005. One customer represented 10% of the accounts receivable balance and 12% of total sales. The other customer, Delphi Corporation, represented 13% of the accounts receivable balance and 8% of total sales. Delphi filed Chapter 11 bankruptcy on October 8, 2005. We recognized the total potential loss as of August 31, 2005 in fiscal 2005 and have taken steps to minimize our potential losses in fiscal 2006.

No customer represented 10% or more of either the total trade receivable balance at August 31, 2004 or the total sales for fiscal 2004.

Payables

Two vendors each represented 10% or more of either total trade payables at August 31, 2005 or total cost of sales for fiscal 2005. Both were our offshore contractors. One vendor represented 30% of the trade payable balance and 27% of total cost of sales. The other vendor represented 19% of the trade payable balance and 18% of total cost of sales.

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

11.	INCOME TAXES

The income tax expense (benefit) is shown below (in thousands):

	2005	2004	2003
Current - federal	$(46)	$49	$—
Current - state	6	(35)	25

	$(40)	$14	$25

A reconciliation between income taxes computed at the federal statutory rate and income tax expense (benefit) is shown below (in thousands):

	2005	2004	2003
Income tax expense (benefit) computed at federal statutory rate	$151	$765	$(1,127)
State income tax expense - net of federal income tax benefit	4	6	25
State income tax refund - net of federal income tax benefit	—	(30)	—
Expenses not deductible for tax purposes	12	12	9
Increase (decrease) in valuation allowance affecting the provision for income taxes	(157)	(762)	1,034
Changes in tax credits	(46)	23	—
Other	(4)	—	84

Total income tax expense (benefit)	$(40)	$14	$25

The tax effects of significant items comprising our net deferred income taxes as of August 31, 2005 and 2004 are as follows (in thousands):

	2005	2004
Net Operating Losses	$6,044	$5,671
Accruals and valuation allowances not currently deductible	1,841	1,700
Prepaids and other compensation	(107)	(151)
Gain/Loss on asset disposal	(1,283)	(1,330)
Inventory costs capitalized for tax purposes	75	73
Tax credit carryforwards	581	626
Less: Valuation Allowance	(7,151)	(6,589)

Total deferred income tax benefit	$—	$—

As of August 31, 2005, we have income tax carryforwards of $17,700,000, $580,000 and $4,000 related to net operating losses, general business credits and alternative minimum tax credits, respectively, available to reduce future federal income tax liabilities. The net operating loss carryforwards expire August 31, 2023. To the extent net operating loss carryforwards, when realized, relate to non-qualified stock option deductions, the resulting benefits will be credited to stockholders’ equity.

Consistent with prior years and due to our historical losses and a limited history of taxable income, we have maintained a 100% valuation allowance against our net deferred tax assets. We retain the tax benefits involved and will realize the benefits in future periods to the extent we are profitable.

12.	EMPLOYEE BENEFIT PLAN

We have a profit sharing plan under Section 401(k) of the Internal Revenue Code, which covers substantially all employees. We may match employee contributions at a rate determined by the board of directors. Discretionary matching cash contributions of approximately $154,000, $127,000 and $91,000 were made in 2005, 2004 and 2003, respectively.

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

14.	QUARTERLY INFORMATION (UNAUDITED)

Selected unaudited quarterly financial data is as follows (in thousands, except per-share amounts):

	Fiscal 2005 Quarter Ended				Fiscal 2004 Quarter Ended
	Nov. 30	Feb. 28	May 31	Aug. 31	Nov. 30	Feb. 29	May 31	Aug. 31
Sales	$12,163	$11,283	$11,284	$11,492	$11,139	$11,273	$13,568	$12,526
Cost of sales	8,573	7,878	8,128	8,441	7,833	7,681	9,144	8,510

Gross profit	3,590	3,405	3,156	3,051	3,306	3,592	4,424	4,016
Operating expenses:
Research and development	1,063	1,119	1,105	1,094	854	987	1,358	1,271
Sales and marketing	1,364	1,347	1,318	1,357	1,269	1,318	1,442	1,355
General and administrative	734	714	726	788	713	766	778	783

Total	3,161	3,180	3,149	3,239	2,836	3,071	3,578	3,409

Income (loss) from operation	429	225	7	(188)	470	521	846	607
Other expense, net	—	4	(3)	(30)	(64)	(34)	(51)	(44)

Income (loss) before income taxes	429	229	4	(218)	406	487	795	563
Income tax expense (benefit)	22	8	(54)	(16)	5	3	2	4

Net income (loss)	$407	$221	$58	$(202)	$401	$484	$793	$559

Earnings per share:
Basic	$0.05	$0.03	$0.01	$(0.03)	$0.06	$0.06	$0.10	$0.07

Diluted	$0.05	$0.03	$0.01	$(0.03)	$0.05	$0.06	$0.09	$0.07

Weighted average common shares outstanding:
Basic	7,809	7,843	7,869	7,923	7,278	7,603	7,722	7,784

Diluted	8,264	8,399	8,202	7,923	7,752	8,412	8,455	8,261

* * * * * *

INDEX TO EXHIBITS

Exhibits	Previously Filed*	As Exhibit	Description
3.1	Form 10-K (Year ended 8/31/94)	3.1	Restated Certificate of Incorporation

3.2	Form 10-K (Year ended 8/31/94)	3.2	Bylaws

4.1			Reference is made to Exhibits 3.1 and 3.2

4.2	Form 8-K (filed 12/29/94)	4.3	Rights Agreement dated as of 12/20/94

4.3	Form 8-K (filed 8/19/96)	4.4	First Amendment to Rights Agreement dated 8/14/96

4.4	Form 10-Q (Quarter ended 11/30/00) (filed 1/16/01)	4.5	Second Amendment to Rights Agreement dated 12/11/00

4.5	Form 10-Q (Quarter ended 2/28/01) (filed 4/16/01)	4.6	Form of Unit Subscription Agreement for Common Stock and Warrants between the Registrant and certain investors dated 12/11/00

4.6	Form 10-Q (Quarter ended 2/28/01) (filed 4/16/01)	4.7	Form of Common Stock Purchase Warrant between Registrant and certain investors

4.7	Form 10-Q (Quarter ended 2/28/01) (filed 4/16/01)	4.8	Form of Registration Rights Agreement between Registrant and certain investors dated 12/11/00

4.8	Form 8-A/A (Amendment No. 2) (filed 12/17/04)	4.6	Third Amendment to Rights Agreement between Registrant and Equiserve Trust Company, National Association, successor to Fleet National

4.9			Specimen Stock Certificate

10.1	Form S-1	10.1	Form of Indemnity Agreement entered into by the Registrant and each of its officers and directors

10.2	Form 10-K (Year ended 8/31/94)	10.10	Lease Agreement between the Registrant and Jeff Yassai

10.3	Form 10-Q (Quarter ended 11/30/95)	10.18	Form of Restrictive Stock Bonus Agreement to be entered 11/30/95

Exhibits	Previously Filed*	As Exhibit	Description
10.4	Form 10-K (Year ended 8/31/97) (filed 12/1/97)	10.23	Form of Change of Control Agreement for certain officers

10.5	Form 10-Q (Quarter ended 5/31/99) (filed 7/15/99)	10.25	Form of Restricted Stock Bonus Agreement

10.6	Form 10-Q (Quarter ended 2/28/01) (filed 4/16/01)	10.46	Warrant Agreement between Registrant and Wells Fargo Business Credit, Inc. dated as of 12/8/00

10.7	Form 10-Q (2001) (Quarter ended 5/31/01) (filed 7/13/01)	10.51	Manufacturing Agreement between Registrant and Automated Technology (Phil.) Inc. Electronics Corporation dated 2/22/01

10.8	Form 10-K (Year ended 8/31/01) (filed 11/29/01)	10.59	Amendment 1 to Manufacturing Agreement between Registrant and Automated Technology (Phil.) Inc. Electronics Corporation dated 7/19/01

10.9	Form 10-K (Year ended 8/31/02) (filed 11/21/02)	10.72	Product Agreement between Registrant and Tai-Saw Technology Co., LTD dated 9/1/002

10.10	Form 10-Q (Quarter ended 5/31/03) (filed 7/14/03)	10.83	Comprehensive Manufacturing Assembly Agreement between Registrant and Tai-Saw Technology Co., Ltd. dated 3/1/03

10.11	Form 10-Q (Quarter ended 5/31/03) (filed 7/14/03)	10.86	Warrant Agreement between Registrant and Wells Fargo Business Credit, Inc. dated 5/31/03

10.12	Form 10-K (Year ended 8/31/03) (filed 11/20/03)	10.90	Chairman of the Board of Directors Service Agreement between the Registrant and Michael Bernique dated 5/31/03

10.13	Form 10-K (Year ended 8/31/04) (filed 11/18/04)	10.95	Amendment 1 dated 8/1/04 to Comprehensive Manufacturing Assembly Agreement between Registrant and Tai-Saw Technology Co., Ltd. dated 5/1/03

10.14	Form 10-K (Year ended 8/31/04) (filed 11/18/04)	10.96	Amended and Restated Manufacturing and Technical Support Agreement between Registrant and Morioka Seiko Instruments, Inc. dated 6/11/04

10.15	Form 10-Q (Quarter ended 2/28/05) (filed 4/13/05)	10.97	Loan Agreement between Registrant and Wells Fargo Bank, National Association dated 12/31/04

Exhibits	Previously Filed*	As Exhibit	Description
10.16	Form 10-Q (Quarter ended 2/28/05) (filed 4/13/05)	10.98	Pledge and Security Agreement between Registrant and Wells Fargo Bank, National Association dated 12/31/04

10.17	Form 8-K (filed 10/27/05)	10.99	Omnibus Cash Incentive Plan of 2005

10.18	Form 8-K (filed 10/27/05)	10.100	Management Incentive Plan of 2005

10.19			1994 Non-employee Director’s Stock Option Plan, as amended

10.20			1994 Notice of Grant of Stock Options and Grant Agreement

10.21			1997 Equity Incentive Plan, as amended

10.22			1997 Notice of Grant of Stock Options and Grant Agreement

10.23			1999 Equity Incentive Plan, as amended

10.24			1999 Notice of Grant of Stock Options and Grant Agreement

10.25			Employee Stock Purchase Plan as amended and restated

23.1			Consent of McGladrey & Pullen LLP, Independent Registered Public Accounting Firm

23.2			Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

24.1			Power of Attorney**

31.1			Certificate Pursuant to Section 302 of Sarbanes - Oxley Act of 2002 for CEO

31.2			Certificate Pursuant to Section 302 of Sarbanes - Oxley Act of 2002 for CFO

32.1			Certificate Pursuant to Section 906 of Sarbanes - Oxley Act of 2002 for CEO

32.2			Certificate Pursuant to Section 906 of Sarbanes - Oxley Act of 2002 for CFO

*	Incorporated herein by reference.

**	Filed on the signature page of this Annual Report on Form 10-K.