Form 10-Q
period 2005-11-30
RF MONOLITHICS INC /DE/
filed 2006-01-13
CIK 922204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2005

Commission File No. 0-24414

RF Monolithics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	75-1638027
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification)

4441 Sigma Road, Dallas, Texas	75244
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (972) 233-2903

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

☐  Large accelerated filer    ☐  Accelerated filer    ☒  Non-accelerated filer

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of December 31, 2005: 7,955,288 shares of the Registrant’s Common Stock, $.001 par value, were outstanding.

RF MONOLITHICS, INC.

FORM 10-Q

QUARTER ENDED NOVEMBER 30, 2005

PART I. CONDENSED CONSOLIDATED FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RF MONOLITHICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

	November 30, 2005	August 31, 2005(a)
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$5,770	$5,450
Trade receivables - net	8,127	6,753
Inventories - net	7,962	8,616
Prepaid expenses and other	366	315

Total current assets	22,225	21,134

PROPERTY AND EQUIPMENT - Net	6,252	6,235

OTHER ASSETS - Net	560	470

TOTAL	$29,037	$27,839

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable - trade	$3,672	$2,962
Accrued expenses and other current liabilities	2,006	1,624

Total current liabilities	5,678	4,586

OTHER LIABILITIES	163	181

STOCKHOLDERS’ EQUITY:
Common stock: 7,949 and 7,949 shares issued	8	8
Additional paid-in capital	37,187	37,024
Common stock warrants	128	128
Treasury stock, 36 common shares at cost	(227)	(227)
Accumulated deficit	(13,878)	(13,829)
Unearned compensation	(22)	(32)

Total stockholders’ equity	23,196	23,072

TOTAL	$29,037	$27,839

(a)	Derived from audited financial statements

See notes to condensed consolidated financial statements.

RF MONOLITHICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

(In Thousands, Except Per-Share Amounts)

	Three Months Ended November 30,
	2005	2004
SALES	$12,296	$12,163

COST OF SALES	8,978	8,573

GROSS PROFIT	3,318	3,590

OPERATING EXPENSES:
Research and development	1,176	1,063
Sales and marketing	1,492	1,364
General and administrative	750	734

Total operating expenses	3,418	3,161

INCOME (LOSS) FROM OPERATIONS	(100)	429

OTHER INCOME (EXPENSE):
Interest income	44	10
Interest expense	(16)	(26)
Other income	24	16

Total other income	52	—

INCOME (LOSS) BEFORE INCOME TAXES	(48)	429

INCOME TAX EXPENSE	1	22

NET INCOME (LOSS)	$(49)	$407

EARNINGS (LOSS) PER SHARE
Basic	$(0.01)	$0.05

Diluted	$(0.01)	$0.05

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	7,949	7,809

Diluted	7,949	8,264

RF MONOLITHICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(In Thousands)

	Three Months Ended November 30,
	2005	2004
OPERATING ACTIVITIES:
Net income (loss)	$(49)	$407
Noncash items included in net income:
Depreciation and amortization	563	596
Provision for trade receivable allowance	15	—
Stock-based compensation	173	22
Gain on disposal of property and equipment	(63)	(18)

Changes in operating assets and liabilities:
Trade receivables	(1,389)	(802)
Inventories	654	270
Prepaid expenses and other	(51)	(45)
Accounts payable - trade	710	177
Accrued expenses and other liabilities	397	(5)

Net cash provided by operating activities	960	602

INVESTING ACTIVITIES:
Acquisition of property and equipment	(613)	(230)
Proceeds from disposition of property and equipment	100	110
Change in other assets	(94)	(80)

Net cash used in investing activities	(607)	(200)

FINANCING ACTIVITIES:
Repayments of third party financing	(30)	(29)
Change in other liabilities	(3)	—
Proceeds from common stock	—	14

Net cash used in financing activities	(33)	(15)

INCREASE IN CASH AND CASH EQUIVALENTS	320	387
CASH AND CASH EQUIVALENTS:
Beginning of period	5,450	2,715

End of period	$5,770	$3,102

SUPPLEMENTAL INFORMATION:
Interest paid	$1	$3

Income taxes paid	$4	$57

See notes to condensed consolidated financial statements.

RF MONOLITHICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

1. INTERIM FINANCIAL STATEMENTS

The accompanying condensed financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, that in the opinion of the management of RF Monolithics, Inc. are necessary for a fair presentation of our financial position as of November 30, 2005, and the results of operations and cash flows for the three months ended November 30, 2005 and 2004. These unaudited interim condensed financial statements should be read in conjunction with our audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended August 31, 2005, filed with the Securities and Exchange Commission.

Operating results for the three months ended November 30, 2005, are not necessarily indicative of the results to be achieved for the full fiscal year ending August 31, 2006.

2. INVENTORIES

Inventories consist of the following (in thousands):

	Nov. 30, 2005	Aug. 31, 2005
Raw materials and supplies	$3,510	$3,560
Work in process	2,252	2,287
Finished goods	3,197	3,799

Total gross inventories	8,959	9,646
Less: Inventory reserves	(997)	(1,030)

Total inventories	$7,962	$8,616

3. PROPERTY AND EQUIPMENT

Property and equipment included construction in progress of $1,044,000 at November 30, 2005, and $569,000 at August 31, 2005, which was composed primarily of licensed software, manufacturing equipment for new processes and other assets not yet placed in service.

4. CREDIT FACILITIES

Our revolving credit arrangement allows borrowings based on levels of eligible accounts receivable, subject to a limit of $10.0 million. As of November 30, 2005, our revolving line of credit facility had a loan balance of zero and availability of approximately $5.6 million under our borrowing base. Financial covenants under the new revolving credit arrangement include provisions as to the ratio of senior funded debt to cash flow, tangible net worth, profitability, and fixed charges coverage.

5. CAPITAL STOCK

We adopted FASB Statement 123(Revised 2004), “Share-Based Payment”, or FASB Statement 123(R), for our fiscal year beginning September 1, 2005. In compliance with the standard, we recorded additional stock-based compensation expense in the current quarter of approximately $152,000 relating to options for employees and directors and approximately $10,000 relating to our Employee Stock Purchase Plan, or ESPP. The fair value of stock options granted and favorable pricing of our stock offered under the ESPP is determined using the Black Scholes model. Prior to the current fiscal year, we accounted for our option plans and ESPP under APB 25 and, accordingly, did not recognize compensation expense for options granted to employees and directors or for our ESPP. Options granted to consultants are accounted for under FASB Statement 123 and are valued using the Black-Scholes model. Compensation expense of consultant options has been recorded in prior years and is recognized over the vesting life of the options, which is aligned with the consulting service life. Compensation expense recorded in the current quarter relating to consultant options was approximately $11,000.

Stock Options – Our stock option program is a broad-based, long-term retention program that is intended to attract and retain talented personnel and align stockholder and employee interests. We currently have four plans (1999 Plan, 1997 Plan, 1986 Plan and Director Plan) under which we grant or have granted stock options to employees, directors and consultants. The options generally vest at a rate of one forty-eighth each month. The exercise price of each option equals the market price of our stock on the date of grant and each option generally expires ten years after the date of grant. The 1986 Plan expired for future grants according to its terms in November 2002. The Director Plan expired for future grants according to its terms in April 2004. When stock options are exercised, new common stock is issued.

There were 6,000 incentive stock option grants to employees in the first quarter ended November 30, 2005, and options to purchase 1,726 shares of stock were cancelled due to employee terminations and option period expirations.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for all grants in the respective year:

	1st Qtr Fiscal 2006	Fiscal 2005
Expected dividend yield	0	0
Risk-free interest rate	4.5%	3.6%
Expected life of options (years)	6.0yrs.	4.2yrs.
Weighted-average volatility	71%	74%

The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield in effect at the time of grant. The expected life of the options is an average calculation using the vesting life and the contractual life of the option. Volatility is calculated in the Black Scholes model based on historic stock prices for the same term as the expected life of options.

Generally, all the stock option plans are on a four-year monthly vesting schedule beginning the first day of the month following the date of grant. The exercise price of each option equals the market price of our stock on the date of grant and the options expire ten years after the date of grant. The summary of stock option activity for all plans (1999 Plan, 1997 Plan, 1986 Plan and Director Plan) for our first quarter ended November 30, 2005 follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($000)
Outstanding at September 1, 2005	2,227,075	$6.2868
Granted	6,000	$5.0100
Exercised	0	$0.0000
Expired	(1,726)	$4.1674

Outstanding at November 30, 2005	2,231,349	$6.2851	5.6	$0

Exercisable at November 30, 2005	1,996,184	$6.4520	5.4	$0

The aggregate intrinsic values in the table above are zero because the market price on November 30, 2005 of $5.5800 is less than the weighted average exercise prices. The weighted-average grant-date fair value of options granted during the first quarter of fiscal 2006 and all of fiscal 2005 were $2.72 and $2.60 respectively. There were no options exercised in the first quarter of fiscal 2006. The total intrinsic value of options exercised in fiscal 2005 was $288,391.

A summary of our nonvested shares as of November 30, 2005 and the changes during the quarter then ended follow:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at September 1, 2005	311,878	$2.2307
Granted	6,000	$2.7153
Vested	(81,215)	$2.0194
Expired	(1,498)	$1.8936

Nonvested at November 30, 2005	235,165	$2.3075

As of November 30, 2005, there was $478,176 of total unrecognized compensation cost related to nonvested stock options granted. The total cost is expected to be recognized over a weighted-average period of 1.3 years. The total fair value of stock options vested during the first quarter ended November 30, 2005 of fiscal 2006 was approximately $152,000.

The following table illustrates the effect on net income and earnings per share in the comparable quarter of the prior year as if the fair value based method under FASB Statement 123 had been applied to all outstanding vested and unvested awards in that period. For the current quarter, in compliance with FASB Statement 123(R), we recorded expense for all amortized stock-based compensation. Amounts are in thousands, except per share amounts:

	Three Months Ended November 30,
	2005		2004
Net Income, as reported		$(49)	$407

Add: Stock option based compensation expense included in reported net income, net of related tax effects.		N/A	16

Deduct: Total stock option based compensation expense, including ESPP, determined under fair value based method for all awards, net of related tax effects.		N/A	(182)

Pro forma net income (loss)	$	N/A	$241

EARNINGS (LOSS) PER SHARE
Basic - as reported		$(0.01)	$0.05

Basic - pro forma	$	N/A	$0.03

Diluted - as reported		$(0.01)	$0.05

Diluted - pro forma	$	N/A	$0.03

See Item 2 of Part I entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations for an additional discussion of our stock option plans. Earnings per diluted share in the current quarter would have been $0.01 (income) without the $162,000 in additional stock compensation expense that was recorded.

6. EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is computed by dividing the net earnings (loss) by the weighted average shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of common and potentially dilutive shares, from dilutive stock options and warrants to purchase common stock outstanding during each year. The dilutive effect of the options and warrants to purchase common stock are excluded from the computation of diluted net loss per share if their effect is antidilutive. In a period of net loss, all outstanding options and warrants are considered antidilutive. The number of common stock options and warrants excluded from the diluted earnings or loss per share computation at November 30, 2005 and 2004 because they were antidilutive, were 2,291,349 and 732,620 respectively.

7. SALES REVENUE

The following table sets forth the components of our sales and the percentage relationship of the components to sales by product area for the periods ended as indicated (in thousands, except percentage data):

	Quarter Ended
	November 30, 2005		November 30, 2004
	Amounts	% of Total	Amounts	% of Total
Product sales:

Low-power Product Group:
Low-power components	$3,590	29%	$4,165	34%
Virtual Wire™ Radio products	3,335	27	3,053	25

Subtotal	6,925	56	7,218	59

Communications Products Group:
Frequency control modules	511	4	1,178	10
Filters	4,758	39	3,643	30

Subtotal	5,269	43	4,821	40

Total product sales	12,194	99	12,039	99
Technology development sales	102	1	124	1

Total sales	$12,296	100%	$12,163	100%

An immaterial amount of sales of Wireless System module products is included in Virtual Wire radio products and Technology development sales. International sales were approximately 53% or $6,566 during the current quarter and 61% or $7,473 during the comparable quarter of the prior year. We consider all product sales with a delivery destination outside of North America to be international sales.

8. INCOME TAXES

During the three months ended November 30, 2005 and 2004, we realized income or (loss) before income tax of ($48,000) and $429,000, respectively. In both the current and prior years we recorded small provisions for state income tax and in the current year we also recorded a provision for alternative minimum federal income tax. We expect to record relatively small income tax provisions in future periods. The net alternative minimum federal tax is expected to be approximately 2% of taxable income prior to applying loss carry forwards and other credits. We continue to maintain a full valuation allowance on our deferred tax assets due to prior period losses, as well as the general economic environment. However, we retain the tax benefits involved and we will realize the benefit in future periods (1) to the extent we have taxable income in a reported period for which we utilize some of the tax benefit and (2) whenever, and to the extent, management concludes that it is more likely than not that we will also realize some of the tax benefits in future periods.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion may be understood more fully by reference to the financial statements, notes to the financial statements, and management’s discussion and analysis contained in our Annual Report on Form 10-K for the year ended August 31, 2005 filed with the Securities and Exchange Commission.

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

Critical Accounting Policies

We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the periods presented. We described our most significant accounting policies, which we believe are the most critical to aid in fully understanding and evaluating reported financial results, in our Annual Report filed with the Securities and Exchange Commission on November 17, 2005 on Form 10-K. Those policies continue to be our most critical accounting policies for the period covered by this filing.

Results of Operations

In this next section we will discuss our financial statements. In doing this, we will make comparisons between the following periods, which we believe are relevant to understanding trends in our business:

•	The three months ended November 30, 2005 (current quarter and current year-to-date period) of the fiscal year ending August 31, 2006, in comparison to the three months ended November 30, 2004 of the fiscal year ended August 31, 2005 (comparable quarter of the prior year and prior year-to-date period).

•	Certain comparisons with the three months ended August 31, 2005 (previous quarter) are provided where we believe it is useful to the understanding of trends.

•	There are some forward-looking statements that refer to our subsequent quarter ending February 28, 2006 (next quarter or second quarter).

The selected financial data for the periods presented may not be indicative of our future financial condition or results of operations.

The following table illustrates operating results for the four quarters of fiscal 2005 and the first quarter of fiscal 2006 (in thousands, except percentage data). These figures will be used when discussing trends in the following section.

	Fiscal 2005 Quarter Ended				Fiscal 2006 Quarter Ended
	Nov. 30	Feb. 28	May 31	Aug. 31	Nov. 30
Sales by product area:
Low-power components	$4,165	$3,839	$2,989	$4,619	$3,590
Virtual Wire™ Radio products	3,053	3,215	2,734	2,278	3,335
Frequency control modules	1,178	867	993	642	511
Filters	3,643	3,323	4,491	3,721	4,758
Technology development sales	124	39	77	232	102

Total Sales	12,163	11,283	11,284	11,492	12,296
Cost of sales	8,573	7,878	8,128	8,441	8,978

Gross profit	3,590	3,405	3,156	3,051	3,318
% of sales	29.5%	30.2%	28.0%	26.5%	27.0%

Operating expenses:
Research and development	1,063	1,119	1,105	1,094	1,176
Sales and marketing	1,364	1,347	1,318	1,357	1,492
General and administrative	734	714	726	788	750

Total	3,161	3,180	3,149	3,239	3,418

Income (loss) from operations	429	225	7	(188)	(100)
Other income (expense), net	0	4	(3)	(30)	52

Income (loss) before income taxes	429	229	4	(218)	(48)

Income tax expense (benefit)	22	8	(54)	(16)	1

Net Income (Loss)	$407	$221	$58	$(202)	$(49)

The following table sets forth, for the three months ended November 30, 2005 and 2004, (a) the percentage relationship of certain items from our statements of operations to sales and (b) the percentage change in dollar amount of these items between the current period and the comparable period of the prior year:

	Percentage of Total Sales Quarter Ended November 30,		Percentage Change From Quarter Ended November 30, 2004 to Quarter Ended November 30, 2005
	2005	2004
Sales	100%	100%	1%
Cost of sales	73	71	5

Gross profit	27	29	(8)

Research and development	10	9	11
Sales and marketing	12	11	9
General and administrative	6	6	2

Total operating expenses	28	26	8

Income (loss) from operations	(1)	3	(123)
Other expense, net	1	—	—

Income (loss) before income taxes	—	3	(111)
Income tax (benefit) expense	—	—	(96)

Net(loss) income	—%	3%	(112)%

Sales

Overall Sales Trends for the Current Quarter Compared to the Prior Year and Previous Quarter

Total sales increased 1% in the current quarter compared to the comparable quarter of the prior year and increased 7% from the previous quarter. The increase from the prior year was primarily due to an increase in the number of units shipped in two of our four product lines, the Virtual Wire™ Short-range Radio products and filter product lines. The increase in number of units sold resulted primarily from increasing market acceptance of new products, particularly a 45% increase in filters sold for satellite radio applications. Our two other product lines, namely low-power components and frequency control modules experienced decreases in sales and the number of units sold due to economic conditions in markets that these products serve. Except for filter products, for which average selling prices decreased 10%, we did not see decreases in average selling process for these product lines in comparison to the prior year. We compete in very price competitive markets in which customers require decreased prices over time to maintain their business. In addition, we understand that as new products ramp up in volume our customers expect economies of scale to result in lower pricing. For a discussion of strategies for sustaining gross profit, see “Gross Profit” below.

The 7% sales increase from the previous quarter broke a trend that we have experienced in seven of the last eight years in which, for various reasons, first quarter sales decreased from the previous fourth quarter. Large increases occurred in sales and the number of units sold for Virtual Wire™ Short-range Radio and filter products. The increase in Virtual Wire™ Short-range Radio products primarily resulted from a large increase in sales to Automated Meter Reading, or AMR, application customers following a very low level due to shifts in production schedules the previous quarter. The increase in sales for filter products was related to a buildup in the supply chain to support the seasonal demands of the satellite radio application. Sales declined for our low-power components products as expected as sales for a seasonal toy application declined approximately $800,000. Pricing pressures in our volume product lines were also moderate in relation to the previous quarter, as only the filter product line experienced a decrease in average selling price of more than 2%. The decrease in average selling price of filters was 8%.

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

Product Line Sales Trends:

Low-power Components

Sales of low-power components declined 14% from the comparable quarter of the prior year and 22% from the previous quarter. In both cases, the decrease from the prior period was due to a decrease in the number of units sold. The reduction in the number of low-power components units sold in comparison to the prior year was primarily due to reduction in base production schedules at several of our customers, including in the tire pressure monitoring, or TPM, application. Sales of low-power components have been significantly influenced in the past by changing production schedules for automotive customers and we expect this to continue. In addition, sales continued to decline for some of our older products, including products for remote keyless entry, or RKE, applications. This continues an ongoing trend for sales of these older products to decline as customers either convert their use for these products to other technologies (phase lock loop technology without a requirement for a SAW element) or to other very low priced competitors.

Regarding the TPM application, we believe the Tread Act, which mandates a growing number of new vehicles in the United States to have some form of tire pressure monitoring, will help increase market demand. However, it now appears that the regulations to implement this legislation will not have much of an impact before the 2007 models go into production during the latter half of calendar year 2006. Because we do not expect orders until then, there remains considerable uncertainty as to what the actual effect of the regulations will be on us.

While it was not very evident in the current quarter, there is an ongoing trend towards lower average selling prices for low-power components resulting from the fact that the primary market for these products is the automotive market for RKE and TPM applications. The automotive market is very price competitive and we have had to reduce average selling prices significantly to maintain our market position. We expect the trend of lower average selling prices for low-power components to continue. As a result of lower average selling prices and a trend toward lower sales for older products, we think sales of low-power components are unlikely to increase significantly and may even decline.

The reduction in sales of low-power components from the previous quarter primarily resulted from a reduction in number of units sold for a consumer toy application which was particularly high the previous quarter. This application is not expected to have a significant impact again until next year.

Virtual Wire™ Short-range Radio products

Virtual Wire™ Short-range Radio products sales in the current quarter increased 9% in comparison to the comparable quarter of the prior year, and 46% from the previous quarter. The sales increase from the comparable quarter of the prior year was primarily due to a 12% increase in the number of units sold due to greater market acceptance of relatively new products, particularly for AMR and medical applications. This was partially offset by a 2% decrease in average selling prices from the comparable quarter of the prior year, as we needed to provide discounts in some cases to offset competition from alternative technologies. The increase in sales over the previous quarter was primarily due to a 43% increase in the number of units sold in AMR and medical applications. The increase was particularly large from the previous quarter due to the fact that the fourth quarter experienced very low production levels at AMR customers that returned to more normal levels in the current quarter.

We have devoted significant resources to developing and marketing new Virtual Wire™ Short-range Radio products. We believe these products offer potential for significant growth in sales in numerous wireless applications, particularly for applications that require small size and low power consumption. We intend to continue working with our customers to develop new applications using Virtual Wire™ Short-range Radio products and we expect future sales increases for these products. Our third generation of this product will add several new features and is expected to be available for sale in the second half of fiscal year 2006.

Filters

Sales of filter products increased 31% from the comparable quarter of the prior year and 28% from the previous quarter. Both sales increases were primarily due to increases in the number of units sold due to greater market acceptance of these relatively new products, particularly for satellite radio applications. The unit increase from the prior comparable period was 45% and increased 39% from the previous quarter. We provide filters for both Sirius Satellite Radio Inc. (NASDAQ:SIRI) and XM Satellite Radio Holdings, Inc. (NASDAQ:XMSR) and we are working with them on future generations of product. We expect sales for the satellite radio application will continue to increase as subscriptions for those services continue to increase. We have seen both automotive and general consumer applications for satellite radio service develop. Units sales of older filter products have decreased as some of the programs involved are coming to the end of their life cycles, particularly for global position satellite consumer products. Offsetting these declines was an increase in sales for several products serving the Chinese telecommunications market.

The market for satellite radio filters is more price competitive than we have seen for some of the markets we serve. As a result, we had to reduce prices to maintain our market position, which partially offset the impact of an increase in number of units sold. The decrease in average selling price was 10% when compared to the prior comparable period and 8% from the previous quarter. A portion of this was due to increased sales for newer products in smaller packages that have lower average selling prices. We expect the trend for an increasing number of units sold to more than offset the trend for lower average selling prices, resulting in a general trend of increased filter sales for at least the immediate future.

Frequency Control Modules

Sales of frequency control products decreased 57% from the comparable quarter of the prior year and 20% from the previous quarter. The decrease in sales compared to the prior year was due to a decreased number of units sold. The decrease in sales from the previous quarter was due to a change in product mix that resulted in lower average selling prices. We believe the decreases in sales for these products in recent periods results from worsening economic conditions in the high-end computer and optical timing markets we serve, but recent order activity leads us to believe there may be some recovery in the next quarter.

Wireless Systems

During the prior year, we formed the Wireless Solutions Group. This is a further development of the Wireless Systems Module Group we had formed previously. We are investing considerable resources in product and marketing development to support our strategic plan, amounting to approximately $200,000 in additional quarterly expense compared to the prior year. In the current quarter we launched our first standard mesh-enabled wireless sensor module, the DM1800. We also reached agreements for additional technology and software protocol to broaden our flexibility in meeting unique customer wireless mesh systems requirements. During the quarter we entered into contracts that may result in a million dollars of sales deliverable in calendar year 2006. We intend to take advantage of our applications expertise and our core radio technology and partner with others to develop and market higher level products that fit the low power consumption requirements of what we believe to be a very large potential market for us. However, it is difficult for us to predict when, or if, these products will have a significant impact on our sales. In the current quarter, Wireless Systems sales are included in Virtual Wire™ Short-range Radio products and Technology development sales.

Other Sales Trends

The following table provides additional data concerning our sales:

	Percentage of Sales
	Current Quarter	Comparable Quarter	Previous Quarter
Sales to top five customers	47%	42%	48%
Distribution sales	22%	24%	18%
Number of significant customers > 10% of our sales revenue	Two	One	One
Sales to significant customers	26%	13%	12%
International sales	53%	61%	58%

Two customers, Delphi and a contract manufacturer, accounted for more than 10% of sales in the current quarter. Only one of these customers accounted for over 10% of sales in either the previous quarter or the comparable quarter of the prior year. The increase in sales to these customers was the primary reason for the increase in sales to the top five customers in the current quarter in comparison to the prior year. We are seeing a slight increase in sales to individual customers in some cases because they buy products representing more than one market and/or application.

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

Guidance

Due to the impact of both domestic and international holidays, our second quarter sales typically decline from our first quarter and are typically the lowest of the fiscal year. In addition, it appears that automotive production levels will remain at relatively low levels for the next several months. However, we did experience a positive book to bill ratio in the current quarter. Therefore, the order trends and backlog levels that we see lead us to believe that sales for the next quarter may be up 6% to 10% from the prior year’s second quarter sales of $11.3 million.

Stock Compensation Expense

The current quarter was the first period that we adopted FASB Statement 123(R). Most of the expense that was recorded related to the unvested portion of stock grants that were made in prior years. This resulted in recording additional expense as follows:

Cost of sales	$54,000
Research and development expense	24,000
Sales and marketing expense	37,000
General and administrative expense	47,000

Total additional stock compensation expense	$162,000

Under previous accounting rules, we would have reported Net Income of $113,000 or $0.01 per diluted share for the quarter. We expect to record similar amounts or slightly greater amounts of stock compensation expense for the remainder of the fiscal year.

We intend to continue to use various stock plans as an important part of our compensation package. We are competing for talent with other companies that have stock plans in place and our work force values stock as a form of compensation. We have made some changes to our Employee Stock Purchase Program to shorten the offering period and eliminate the look back provision, while retaining the 15% discount allowable for tax purposes. We intend to issue primarily restricted stock units, or RSU’s, in lieu of stock options in future periods to lessen dilution and control the expense to approximately current levels.

Gross Profit

Overall Gross Profit Trends for Current Quarter Compared to the Prior Year and Previous Quarter

The current quarter gross margin of 27.0% was a decrease from the 29.5% in the comparable quarter of the prior year and an increase from 26.5% in the previous quarter. Our gross profit was negatively affected by 1% from the 28% that we had anticipated by two factors this quarter. The first was the recognition of stock compensation expense as explained in the section immediately above. The second factor was unusual start-up costs associated with a quick-turn order for custom filters in a new satellite radio application. We believe our quick response will be instrumental in our securing this business which will be one of our growth drivers going forward. We will transition this business to a more cost-effective offshore location when the start-up phase is completed.

The major negative influence on gross margins in the current quarter compared to the comparable quarter of the prior year came from a reduction in the number of low-power component products sold, which increased per unit manufacturing costs and resulted in lower margins for those products. Overhead costs in Cost of Sales include a relatively high amount of fixed manufacturing costs, such as a significant amount of depreciation expense for manufacturing equipment. These costs were spread over fewer units shipped this quarter, resulting in a higher per-unit cost. This volume effect was magnified by our efforts to hold down production rates to reduce inventory levels. For low-power component products, average selling prices held steady this quarter, as most contracts remained in place at fixed selling prices. For our other volume product lines, the impact of our ongoing cost reduction program was either greater than or equal to the impact of lower average selling prices, so margins either improved or remained the same. The product mix impact was slightly negative in comparison to the prior year, as the total ratio of higher margin product sales (for Virtual Wire™ Short-range Radio products and frequency control modules) declined to 31% of overall sales from 35% in the prior year.

The slight increase in gross margin in the current quarter in comparison to the previous quarter was primarily due to an increase in average selling price for our Virtual Wire™ Short-range Radio products resulting from the beginning of production shipments of a new medical application that was mentioned in our previous report.

Factors Influencing Gross Margins

Our gross margin continues to be influenced by several factors, some of which are unfavorable and some of which are favorable. As mentioned in the sales section, we face the continuing negative impact of declining average selling prices as a result of competitive conditions in the markets we serve. In the prior year, each of our volume product lines experienced a decrease in average selling prices of at least 5% on a year-over-year basis. We expect the trend of lower prices to continue, although the impact in the current quarter was very small as described above in the section discussing Overall Sales Trends for the Current Quarter Compared to the Prior Year and Previous Quarter. Therefore, our ongoing efforts to reduce manufacturing costs are an important factor in maintaining gross margins. As mentioned above, the volume of units sold and produced has a negative impact when the number of units is decreased and relatively high levels of fixed manufacturing costs are spread over fewer units. Another negative impact we experience from time to time relates to start-up costs for new products being entered into the volume manufacturing process. This occurred in the current quarter and contributed to margins being less than we expected.

Offsetting these unfavorable factors are favorable factors that are the result of our long-term efforts to improve gross margins. Each of our product lines has achieved cost reduction on a year-over-year per-unit manufacturing cost basis for the past several years. The only exception has been the low-power component product line in the last year as unit volume has decreased, resulting in higher overhead per unit costs. We devote considerable resources to obtaining purchasing savings and in working with our suppliers and outside contractors to improve yields, increase productivity and to improve processes that result in lower costs. We intend to continue our efforts to reduce manufacturing costs in future periods.

Another factor is a gradual improvement in product mix. Products such as Virtual Wire™ Short-range Radio products, Wireless Systems products and frequency control modules, have a greater long-term potential for gross margins than the very price-sensitive low-power component and filter products. A shift in sales to these products has a positive impact on margins. While the product mix did not show improvement in the current quarter due to short term shifts in customer demand, our new product development, such as the Wireless Systems effort, is focused on higher value-added products and our plan is to rely heavily on these new products for future sales growth and margin improvement.

Guidance

The discussion above indicates that there are numerous factors that may have a material impact on our gross margins. Any one of them could cause a significant change in gross margin in either a favorable or unfavorable way, depending on the circumstances. In recent quarters we have seen the impact that unexpected shift in product mix or product start-up cost could have on us. This makes estimates of our gross margin very difficult. For the second quarter, we expect to see similar sales volumes, margins and a similar product mix. However, we are introducing some new filter products with short lead times that may have a slightly negative impact on our unit costs. As a result, we believe that gross margins in the second quarter of fiscal 2006 will be approximately 27% to 28% of sales. It should be pointed out, however, that there is uncertainty as to whether our cost reduction efforts will be sufficient to offset the impact of lower average selling prices in any specific future period.

Research and Development Expense

Research and development expenses were $1,176,000 in the current quarter, compared to $1,063,000 in the comparable quarter of the prior year and $1,094,000 in the previous quarter. The 11% increase from the comparable quarter of the prior year and 7% increase over the previous quarter were consistent with our plan to increase research and development efforts to develop new products and new processes to manufacture them. The most significant program was the development of several Wireless Systems products.

We believe that the continued development of our technology and new products is essential to our growth and success. We are committed to continue to devote significant resources to research and development and expect research and development expenses to increase somewhat in the next quarter.

Sales and Marketing Expense

Current quarter sales and marketing expenses were $1,492,000, compared to $1,364,000 in the comparable quarter of the prior year and $1,357,000 in the previous quarter. This 9% increase from the comparable quarter of the prior year was primarily due to the recognition of stock compensation expense, as well as additional personnel and travel costs related to our effort to increase sales, particularly for Wireless Systems products. We expect to incur comparable or slightly increased sales and marketing expenses in absolute dollars in the next quarter, with the exception of sales commission expenses which will fluctuate in line with sales levels.

General and Administrative Expense

General and administrative expenses were $750,000 for the current quarter, compared to $734,000 for the comparable quarter of the prior year and $788,000 in the previous quarter. This 2% increase over the comparable period was primarily due to the recognition of stock-based compensation expense, offset by the lower cost of implementing Section 404 of the Sarbanes-Oxley Act, or SOX. These SOX related costs were high last year as we were implementing our systems. The reduction from the previous quarter was because the previous quarter included $120,000 in additional costs related to the Chapter 11 filing by Delphi. This reduction was partially offset by stock compensation expense and an increase in executive incentive compensation expense. We expect to incur comparable or slightly increased general and administrative expenses in absolute dollars in the next quarter.

Total Operating Expenses

Operating expenses increased $257,000 over the prior year and $179,000 over the previous quarter. The primary reason for the increases is the recognition of $108,000 in stock compensation expense in the current quarter and the impact of our program to make selected personnel additions to support our strategic business plan. These headcount additions resulted in approximately $200,000 in additional cost in the current quarter compared to the comparable quarter of the prior year. Total operating expenses were 28% of sales for the current quarter and the previous quarter, compared to 26% of sales in the prior year.

Guidance on Operating Expenses

Operating expenses are expected to increase slightly in absolute dollars in the next quarter, as we continue to fund our strategic business plan. In addition, we expect sales commission expense to fluctuate in line with sales.

Other Income (Expense)

Total other income was $52,000 in the current quarter, compared to zero for the comparable quarter of the prior year and $30,000 in expense for the previous quarter. The increase was due to a gain on sale resulting from disposal of a non-utilized piece of manufacturing equipment, as well as an increase in interest income due to increasing interest rates and increased cash balances. We expect that other income will remain low for the foreseeable future.

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

In fiscal 2001, we fully reserved, in a non-cash charge, all tax benefits that had been recorded prior to that point in accordance with FAS 109. We continue to maintain a full valuation allowance on our deferred tax assets due our historical losses and a limited history of taxable income. However, we retain the tax benefits involved and we will realize the benefit in future periods to the extent we are profitable. As of the end of the last fiscal year, we had income tax carry forwards and other potential tax benefits available to reduce future federal taxable income by approximately $18.4 million. The net operating loss carry forward begins to expire August 31, 2023.

We do not expect to record any significant future federal income tax benefits or expense until the recovery of deferred tax assets is more likely than not.

Earnings (Loss) per Share

The net loss for the current quarter was $49,000, or $0.01 per share, compared to net income of $407,000, or $0.05 per diluted share, for the comparable quarter of the prior year and a net loss of $202,000 or $0.03 per share for the previous quarter. Compared to the comparable quarter of the prior year, three factors were primarily responsible for the decrease in income: (1) $200,000 in additional operating expenses related to headcount additions to support our strategic plan; (2) $162,000 in stock compensation expense recognized for the first time; and (3) the decision to incur $60,000 in start-up costs related to a new filter order.

Financial Condition

Financing Arrangements

Our banking agreement and its status at the end of the current quarter are described in Note 4 to our Financial Statements included in this report.

Our revolving line of credit agreement contains financial covenants. We were in compliance with all covenants as of November 30, 2005. Although we believe that we will be able to continue compliance with the covenants, there is no assurance that this will occur. Should there be a covenant violation when we have outstanding borrowings and we are unable to negotiate a waiver or amendment, the maturity of our debt could be accelerated. In that case, other sources of cash would be needed to support our operations. The banking agreement will expire on December 31, 2006.

At November 30, 2005, we maintained access to the revolving line-of-credit. There have been no borrowings against the line of credit during the current year. Our revolving line-of-credit facility loan balance was zero at November 30, 2005, but loan advances of approximately $5.6 million were available under our current borrowing base.

Liquidity

Liquidity at November 30, 2005, consisted primarily of $5.8 million of cash and $5.6 million available under the banking agreement. Net cash provided by operating activities was $1.0 million for the current year-to-date period as compared to $0.6 million for the comparable period of the prior year. Non-cash items included in net income such as depreciation and stock-based compensation were $0.7 million in the current year-to-date period, compared to $0.6 million in the prior year.

The increase in operating cash flow from the prior year was primarily due to an increase in cash flow provided from working capital of $0.3 million in the current year, compared to cash flow used in working capital of $0.4 million in the prior year. The increase in cash flow provided from working capital in the current year was primarily due to a decrease in inventory of $0.7 million and an increase in accrued expenses of $0.4 million in the current year, compared to an inventory decrease of $0.3 million in the prior year. We continue to try to reduce inventory, and late demand in the quarter resulted in an even greater decrease than we had planned. That late developing demand also resulted in an increase in receivables partially offset by an increase in accounts payable resulting from deliveries from our offshore contractors late in the quarter. We would expect both receivables and payables to decrease in our next quarter if we can achieve a more level trend of sales within the quarter. Collections of our receivables on a days-sales-outstanding measurement remained in the mid 50’s in the current quarter. Past due accounts remain insignificant, except for the Delphi account for which we have substantial reserves. We continued to be within payment terms with our vendors in fiscal 2006.

As we did in the last four fiscal years, we expect to maintain positive cash flow from operations for fiscal 2006. We believe continued positive cash flow, as well as access to our credit facilities, will be sufficient to maintain normal operations for the next twelve months.

Cash used in investing activities was $0.6 million for the current year-to-date period, as compared to $0.2 million for the prior year-to-date period. In each case, the primary investing activity was capital spending. We expect to acquire up to $1.5 million of capital equipment by the end of fiscal 2006, primarily related to the development of new products and new manufacturing processes.

Net cash utilized in financing activities was almost zero in the current year-to-date period and the prior year-to-date period.

As of November 30, 2005, we had approximately $5.6 million available in cash under our banking arrangement based upon the borrowing base which is derived from trade accounts receivable. In addition, approximately $4.4 million more may become available under our banking agreement if our borrowing base were to increase sufficiently to support increased borrowing. We are not able to say when or if that will happen because of our inability to see very far into the future due to limited lead times on orders placed by our customers.

While we reported positive operating cash flows for the last eighteen quarters, a reduction in sales or gross margins could occur due to economic or other factors. We believe that cash generated from operations, our cash balances and the amounts available under our revolving credit facility will be sufficient to meet our cash requirements for the next twelve months. If for any reason these sources of funds are not sufficient to meet our requirements, we may be required to raise additional funds. We cannot guarantee that we would be able to obtain additional financing or, if available, that it would be available to us on acceptable terms. Should that happen, there could be a significant adverse impact on our operations.

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

We adopted a recent accounting pronouncement, FASB Statement 123(R) for employees and directors for our fiscal year beginning September 1, 2005. In compliance with the standard, we recorded $162,000 stock-based compensation expense in the current quarter relating to stock options for employees and directors and our Employee Stock Purchase Plan. Prior to the current fiscal year, we accounted for our option plans under APB 25 and, accordingly, did not recognize compensation expense for options granted to employees and directors. Options granted to consultants are accounted for under FASB Statement 123 and are valued using the Black-Scholes model. Compensation expense of those options is recognized over the vesting life of the options, which is aligned with the consulting service life.

We also use the 1997 Plan to grant restricted stock units. The grants are not considered issued stock when granted and certificates are presented to the grantee only as vesting occurs. We record unearned compensation based on the share price on the date of grant, and expense that compensation over the vesting period.

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

	YTD 1st Qtr
	FY2006	FY2005	FY2004
Net grants during the period as % of outstanding shares	0.1%	3.7%	5.1%
Grants to Named Executive Officers during the period as % of total options granted	0.0%	6.5%	31.3%
Grants to Named Executive Officers during the period as % of outstanding shares	0.0%	0.2%	1.6%
Cumulative options held by Named Executive Officers as % of total options outstanding	27.1%	27.1%	28.7%

(c) General Option Information

Summary of Option Activity

The following is a summary of stock option activity for the fiscal year ended August 31, 2005 and the three months ended November 30, 2005:

			Options Outstanding
		Shares Available for Options (#)	Number of Shares (#)	Weighted Average Exercise Price ($)
Balance at	August 31, 2004	466,852	2,069,003	$6.30
	Grants	(292,296)	292,296	$5.71
	Exercises	—	(102,558)	$4.12
	Cancellations	31,666	(31,666)	$8.77
	Cancel shares reserved in expired Plan	(28,542)	—	—

Balance at	August 31, 2005	177,680	2,227,075	$6.29
	Grants	(6,000)	6,000	$5.01
	Cancellations	1,726	(1,726)	$4.17

Balance at	November 30, 2005	173,406	2,231,349	$6.29

In-the-Money and Out-of-the-Money Option Information

The following table compares the number of shares subject to option grants with exercise prices below the closing price of our common stock at November 30, 2005 (referred to as “In-the-Money”) with the number of shares subject to option grants with exercise prices equal to or greater than the closing price of our common stock at November 30, 2005 (referred to as “Out-of-the-Money”). The closing price of our common stock at November 30, 2005 was $5.58 per share.

	Exercisable		Unexercisable		Total
As of End of Quarter	Shares (#)	Wtd. Avg. Exercise Price ($)	Shares (#)	Wtd. Avg. Exercise Price ($)	Shares (#)	Wtd. Avg. Exercise Price ($)
In-the-Money	804,675	$3.55	175,023	$3.83	979,699	$3.60
Out-of-the-Money	1,191,509	$8.41	60,141	$7.89	1,251,650	$8.38

Total Options Outstanding	1,996,184	$6.45	235,165	$4.87	2,231,349	$6.29

(d) Executive Options

Options Granted to Named Executive Officers

There were no stock options granted to our Named Executive Officers during the first quarter ended November 30, 2005. Named Executive Officers are those executive officers described in the table above under the heading “Employee and Executive Option Grants”.

Options Exercises and Remaining Holdings of Named Executive Officers

The following table sets forth information concerning stock options exercised during the first quarter ended November 30, 2005 and the number of shares of our common stock subject to both exercisable and unexercisable stock options as of November 30, 2005 for each of our Named Executive Officers. The value of unexercised in-the-money options is based on the fair market value of our common stock as of November 30, 2005, of $5.58 per share, minus the exercise price, multiplied by the number of shares underlying the option.

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at End of Quarter (#)		Values of Unexercised In-the-Money Options at End of Quarter ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
David M. Kirk	0	0	201,313	7,187	$106,068	$17,202
Darrell L. Ash	0	0	88,316	8,284	$74,426	$16,386
David Crawford	0	0	91,604	6,496	$38,731	$13,441
Robert J. Kansy	0	0	94,504	6,096	$56,229	$13,033
Jon Prokop	0	0	93,904	6,896	$76,585	$13,849

(e) Equity Compensation Plan Information

The following table summarizes our equity compensation plans as of November 30, 2005.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options	(b) Weighted-average exercise price of outstanding options	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,533,494	$6.91	159,505

Equity compensation plans not approved by security holders*	697,855	$4.90	13,901

Total	2,231,349	$6.29	173,406

*	Our 1999 Equity Incentive Plan provides for non-statutory stock options, bonuses or restricted stock and has not been approved by the stockholders. Neither the chief executive officer nor any of the other four highest compensated officers are eligible to participate. Other officers are only eligible to receive awards that are an inducement essential to such individual entering into an employment agreement with us or any of our affiliates.

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

This report and other presentations made by us contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. We believe that these statements are based on reasonable assumptions and our expectations at the time. However, these statements involve uncertainties and are completely qualified by reference to several important factors. These factors include, but are not limited to, the items listed below as well as those included in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report. Any and all of these factors could cause our actual results to differ materially from the forward looking statements that we made:

1.	The impact of competitive products and pricing. We do business in markets that are noted for fierce competition and generally declining average selling prices. Most of our significant competitors are much larger and better financed than we are. These competitors could execute sales strategies that could take a considerable amount of our business very quickly. This could have a material adverse impact on both our sales results and gross margins.

2.	The timely development, acceptance and pricing of new products. We have a large amount of continuing sales of older products that tend to decline in popularity and average selling price over time. Only by developing new products can we replace sales for declining products and partially offset the impact of lower average selling prices.

3.	The impact of competing technologies including the obsolescence of existing products. Our business has a considerable amount of technological risk. We are vulnerable to competitors that have much greater resources than we do that are trying to develop products that are technologically superior to ours. If customers believe those products are superior to ours, they may shift their purchases to them.

4.	The ability to obtain production material and labor and capacity to meet product demand. Shortages could occur that make us unable to take advantage of a sudden increase or even stable level of demand.

5.	The potential transition to higher value-added products. Our historical base business is declining. Only by successfully developing and introducing value added products to our customers can we offset this impact. The transition to Wireless Systems products involves new technologies and markets that are not similar to other businesses. We anticipate that there may be many things we will need to learn and master to be successful in this new line of business.

6.	The timely implementation of improved manufacturing processes. We need to continually reduce our costs to offset the impacts of a reduction in our average selling prices. We need to do this through continuous cost reduction in both our facilities and those of our contractors. In addition, our manufacturing processes are complex and involve difficult to maintain procedures that if not carried out properly could result in incremental cost.

7.	General economic conditions as they affect our customers and manufacturing contractors. Our customers and contractors do business in markets that are vulnerable to changes in economic conditions. Adverse economic conditions can adversely impact the demand and/or the ability to supply our products.

8.	The availability to obtain required financing on favorable terms. If we have unanticipated difficulties, our banking relationships and other means of financing could be jeopardized.

9.	General industry trends. Markets or customer preferences could move away from our products.

10.	Acts of war or terrorism as they affect us, our customers or our contract manufacturers.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A significant portion of our products have a manufacturing process in a foreign jurisdiction and are sold in foreign jurisdictions. We manage our exposure to currency exchange fluctuations by denominating most transactions in U.S. dollars. We consider the amount of our foreign currency exchange rate risk to be immaterial as of November 30, 2005, and accordingly have not hedged any such risk.

ITEM 4. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported in a timely manner. There have been no changes in our internal control over financial reporting during the quarter ended November 30, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

(a)	Exhibits. We hereby incorporate by reference all exhibits filed in connection with Form 10-K for the year ended August 31, 2005.

(b)	Exhibits included:

Exhibit	Description
10.1	Amendment 2 dated 10/1/05 to Comprehensive Manufacturing Assembly Agreement between Registrant and Tai-Saw Technology Co. Ltd. dated 3/1/03.

10.2	First amendment dated 11/1/05 to Loan Agreement between Registrant and Wells Fargo Bank, National Association dated 12/31/04.

31.1	Certificate Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 for CEO.

31.2	Certificate Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 for CFO.

32.1	Certificate Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 for CEO.

32.2	Certificate Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 for CFO.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RF MONOLITHICS, INC.

Dated: January 13, 2006	By:	/s/ David Kirk
David Kirk
CEO, President and Director

Dated: January 13, 2006	By:	/s/ Harley E Barnes III
Harley E Barnes III
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit	Description
10.1	Amendment 2 dated 10/1/05 to Comprehensive Manufacturing Assembly Agreement between Registrant and Tai-Saw Technology Co. Ltd. dated 3/1/03. (1)

10.2	First amendment dated 11/1/05 to Loan Agreement between Registrant and Wells Fargo Bank, National Association dated 12/31/05. (1)

31.1	Certificate Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 for CEO. (1)

31.2	Certificate Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 for CFO. (1)

32.1	Certificate Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 for CEO. (1)

32.2	Certificate Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 for CFO. (1)

(1)	Filed as an exhibit to this Form 10-Q.