Form 10-Q
period 2006-02-28
RF MONOLITHICS INC /DE/
filed 2006-04-13
CIK 922204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 2006

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

As of March 31, 2006: 8,017,116 shares of the Registrant’s Common Stock, $.001 par value, were outstanding.

RF MONOLITHICS, INC.

FORM 10-Q

QUARTER ENDED FEBRUARY 28, 2006

PART I. CONDENSED CONSOLIDATED FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RF MONOLITHICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

	February 28, 2006	August 31, 2005
	(Unaudited)	(a)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$4,935	$5,450
Trade receivables - net	8,684	6,753
Inventories - net	8,255	8,616
Prepaid expenses and other	206	315

Total current assets	22,080	21,134

PROPERTY AND EQUIPMENT - Net	6,195	6,235

OTHER ASSETS - Net	584	470

TOTAL	$28,859	$27,839

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable - trade	$3,433	$2,962
Accrued expenses and other current liabilities	1,567	1,624

Total current liabilities	5,000	4,586

OTHER LIABILITIES	144	181

STOCKHOLDERS’ EQUITY:
Common stock: 7,998 and 7,949 shares issued	8	8
Additional paid-in capital	37,562	37,024
Common stock warrants	128	128
Treasury stock, 36 common shares at cost	(227)	(227)
Accumulated deficit	(13,738)	(13,829)
Unearned compensation	(18)	(32)

Total stockholders’ equity	23,715	23,072

TOTAL	$28,859	$27,839

(a)	Derived from audited financial statements.

See notes to condensed consolidated financial statements.

RF MONOLITHICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

(In Thousands, Except Per-Share Amounts)

	Three Months Ended February 28,		Six Months Ended February 28,
	2006	2005	2006	2005
SALES	$12,693	$11,283	$24,989	$23,446

COST OF SALES	8,906	7,878	17,884	16,451

GROSS PROFIT	3,787	3,405	7,105	6,995

OPERATING EXPENSES:
Research and development	1,131	1,119	2,307	2,182
Sales and marketing	1,632	1,347	3,124	2,711
General and administrative	810	714	1,560	1,448

Total operating expenses	3,573	3,180	6,991	6,341

INCOME FROM OPERATIONS	214	225	114	654

OTHER INCOME (EXPENSE):
Interest income	49	21	93	31
Interest expense	(19)	(21)	(35)	(47)
Other	(99)	4	(75)	20

Total other income (expense)	(69)	4	(17)	4

INCOME BEFORE INCOME TAXES	145	229	97	658

INCOME TAX EXPENSE	5	8	6	30

NET INCOME	$140	$221	$91	$628

EARNINGS PER SHARE
Basic	$0.02	$0.03	$0.01	$0.08

Diluted	$0.02	$0.03	$0.01	$0.08

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	7,981	7,843	7,965	7,826

Diluted	8,381	8,399	8,314	8,328

See notes to condensed consolidated financial statements.

RF MONOLITHICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(In Thousands)

	Six Months Ended February 28,
	2006	2005
OPERATING ACTIVITIES:
Net income	$91	$628

Noncash items included in net income:
Depreciation and amortization	1,084	1,227
Provision for trade receivable allowance	15	—
Stock-based compensation	367	38
Gain on disposal of property and equipment	(59)	(20)

Changes in operating assets and liabilities:
Trade receivables	(1,946)	254
Inventories	361	120
Prepaid expenses and other	109	62
Accounts payable - trade	471	379
Accrued expenses and other liabilities	(27)	(328)

Net cash provided by operating activities	466	2,360

INVESTING ACTIVITIES:
Acquisition of property and equipment	(1,115)	(556)
Proceeds from disposition of property and equipment	136	111
Change in other assets	(120)	(158)

Net cash used in investing activities	(1,099)	(603)

FINANCING ACTIVITIES:
Repayments of third party financing	(60)	(58)
Change in other liabilities	(7)	—
Proceeds from common stock	185	259

Net cash provided by financing activities	118	201

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(515)	1,958
CASH AND CASH EQUIVALENTS:
Beginning of period	5,450	2,715

End of period	$4,935	$4,673

SUPPLEMENTAL INFORMATION:
Interest paid	$2	$5

Income taxes paid	$4	$57

See notes to condensed consolidated financial statements.

RF MONOLITHICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. INTERIM FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, that in the opinion of the management of RF Monolithics, Inc. are necessary for a fair presentation of our financial position as of February 28, 2006, the results of operations for the three and six months ended February 28, 2006 and 2005 and cash flows for the six months ended February 28, 2006 and 2005. These unaudited interim condensed consolidated financial statements should be read in conjunction with our audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended August 31, 2005, filed with the Securities and Exchange Commission.

Operating results for the six months ended February 28, 2006, are not necessarily indicative of the results to be achieved for the full fiscal year ending August 31, 2006.

2. INVENTORIES

Inventories consist of the following (in thousands):

	February 28, 2006	August 31, 2005
Raw materials and supplies	$3,561	$3,560
Work in process	2,315	2,287
Finished goods	3,491	3,799

Total gross inventories	9,367	9,646
Less inventory reserves	(1,112)	(1,030)

Total inventories	$8,255	$8,616

3. PROPERTY AND EQUIPMENT

Property and equipment includes work in progress of $1,355,000 at February 28, 2006, and $569,000 at August 31, 2005, which was composed primarily of software implementation costs, manufacturing equipment for new processes and other assets not yet placed in service.

4. CREDIT FACILITIES

Our revolving credit arrangement allows borrowings based on levels of eligible accounts receivable, subject to a limit of $10.0 million. As of February 28, 2006, our revolving line of credit facility had a loan balance of zero and availability of approximately $6.3 million under our borrowing base. Financial covenants under the revolving credit arrangement include provisions as to the ratio of senior funded debt to cash flow, tangible net worth, profitability, and fixed charges coverage.

5. STOCK-BASED COMPENSATION PLANS

We adopted FASB Statement 123(Revised 2004), “Share-Based Payment”, or FASB Statement 123(R), for our fiscal year beginning September 1, 2005. In compliance with the standard, we recorded stock-based compensation expense in the current year related to options for employees and directors and our Employee Stock Purchase Plan, or ESPP. The fair value of stock options granted and favorable pricing of our stock offered under the ESPP is determined using the Black-Scholes model. Prior to the current fiscal year, we accounted for our option plans and ESPP under APB 25 and, accordingly, did not recognize compensation expense for options granted to employees and directors or for our ESPP. Compensation expense for consultant options has been recorded in the current and prior years and is recognized over the vesting life of the options, which is aligned with the consulting service life.

In the current quarter we changed from granting stock options as the primary means of stock compensation to granting restricted stock units, or RSUs. The fair value of any RSU grant is based on the market value of our shares included in the RSU on the date of grant and is recognized as compensation expense over the vesting period.

The following table illustrates the stock compensation expense recognized in the three and six months ended February 28, 2006 of our fiscal year ending August 31, 2006. Amounts are in thousands:

	Compensation Expense Recognized
Stock Compensation Plan	Three months ended February 28, 2006	Six months ended February 28, 2006
Stock options for employees and directors	$151	$303
Employee Stock Purchase Plan	10	20
Stock options for consultants	10	21
Restricted Stock Units	23	23

Totals	$194	$367

The adoption of FASB Statement 123(R) did not affect our accounting treatment of stock options granted to consultants and is therefore not reflected as additional stock compensation expense in the following sentence. The effect of adopting FASB Statement 123(R) and change to RSUs in lieu of stock options was the recognition of additional stock compensation expense in the current quarter and fiscal year to date of $184,000 and $346,000, respectively.

Stock Options – Our stock compensation program is a broad-based, long-term retention program that is intended to attract and retain talented personnel and align stockholder and employee interests. We currently have four plans (1999 Plan, 1997 Plan, 1986 Plan and Director Plan) under which we grant or have granted stock options to employees, directors and consultants. The options generally vest at a rate of one forty-eighth each month. The exercise price of each option equals the market price of our stock on the date of grant and each option generally expires ten years after the date of grant. The 1986 Plan expired for future grants according to its terms in November 2002, but options previously granted remain in effect in accordance with their terms. The Director Plan expired for future grants according to its terms in April 2004, but options previously granted remain in effect in accordance with their terms. When stock options are exercised, new common stock is issued.

Stock option grants in the current year include 6,000 incentive stock option grants to employees in the first quarter ended November 30, 2005 and no grants in the second quarter ended February 28, 2006. As of February 28, 2006, options to purchase 52,027 shares of stock were cancelled due to employee terminations and option period expirations.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for all stock option grants in the year indicated:

	Fiscal 2006	Fiscal 2005
Expected dividend yield	0	0
Risk-free interest rate	4.5%	3.6%
Expected life of options (years)	6.0 yrs.	4.2 yrs.
Weighted-average volatility	71%	74%

The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield in effect at the time of grant. The expected life of the options is an average calculation using the vesting life and the contractual life of the option. Volatility is calculated in the Black Scholes model based on historic stock prices for the same term as the expected life of options.

Generally, the stock option plans are on a four-year monthly vesting schedule beginning the first day of the month following the date of grant. The exercise price of each option equals the market price of our stock on the date of grant and the options expire ten years after the date of grant. The summary of stock option activity for all plans (1999 Plan, 1997 Plan, 1986 Plan and Director Plan) as of February 28, 2006 follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($000)
Outstanding at September 1, 2005	2,227,075	$6.29
Granted	6,000	$5.01
Exercised	(26,032)	$3.32
Expired/cancelled	(52,027)	$7.14

Outstanding at February 28, 2006	2,155,016	$6.30	5.4	$0

Exercisable at February 28, 2006	2,003,040	$6.40	5.2	$0

The aggregate intrinsic values in the table above are zero because the market price on February 28, 2006 of $5.6200 is less than the weighted average exercise prices. The weighted-average grant-date fair value of options granted as of February 28, 2006 of fiscal 2006 and all of fiscal 2005 were $2.72 and $2.60 respectively. The total intrinsic value of options exercised in fiscal 2006 as of February 28, 2006 was $57,037. The total intrinsic value of options exercised in fiscal 2005 was $288,391. Intrinsic values of options exercised will be considered as a deduction for tax purposes.

A summary of shares of our common stock subject to our nonvested options as of February 28, 2006 and the changes during the six months then ended follows:

Nonvested Shares	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at September 1, 2005	311,878	$2.23
Granted	6,000	$2.72
Vested	(154,995)	$2.03
Expired/cancelled	(10,907)	$2.87

Nonvested at February 28, 2006	151,976	$2.46

As of February 28, 2006, there was a total of $327,146 of unrecognized compensation cost related to nonvested stock options granted. The total cost is expected to be recognized over a weighted-average period of 1.4 years. The total fair value of stock options vested in fiscal 2006 as of February 28, 2006 was approximately $303,000.

The following table illustrates the effect on net income and earnings per share in the comparable quarter and year to date period of the prior year as if the fair value based method under FASB Statement 123 had been applied to all outstanding vested and unvested awards in that period. For the current quarter and year to date, in compliance with FASB Statement 123(R), we recorded expense for all amortized stock-based compensation. Amounts are in thousands, except per share amounts:

	Three Months Ended February 28,		Six Months Ended February 28,
	2006	2005	2006	2005
Net Income, as reported	$140	$221	$91	$628
Add: Stock option based compensation expense included in reported net income, net of related tax effects	N/A	14	N/A	30
Deduct: Total stock option based compensation expense, including ESPP, determined under fair value based method for all awards, net of related tax effects	N/A	(197)	N/A	(379)

Pro forma net income	$140	$38	$91	$279

EARNINGS PER SHARE
Basic - as reported	$0.02	$0.03	$0.01	$0.08

Basic - pro forma	$0.02	$0.00	$0.01	$0.04

Diluted - as reported	$0.02	$0.03	$0.01	$0.08

Diluted - pro forma	$0.02	$0.00	$0.01	$0.03

See Item 2 of Part I entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations for an additional discussion of our stock option plans.

Restricted Stock Units – In the current quarter we changed from granting stock options as a primary means of stock compensation to granting RSUs. We grant RSUs out of our stockholder-approved 1997 Equity Incentive Plan. Each RSU represents the right to receive a share of common stock and typically is subject to vesting requirements, normally on an annual basis over four years. Stock is issued to the grantee at each annual vesting date. When the stock is issued at vesting, the employee may elect to have fewer shares granted, with the amount of the reduction used to cover the minimum income and social security tax withholding requirements under IRS rules. The fair value of any RSUs grant is the market price of the common stock on the date of grant and is recognized as compensation expense over the vesting period. The following table sets forth the status of our RSU compensation activity as of February 28, 2006:

Nonvested Shares	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at November 30, 2005	0	$0.00
Granted	109,100	$5.69
Vested	0	$0.00
Cancelled	(800)	$5.69

Nonvested at February 28, 2006	108,300	$5.69

6. EARNINGS PER SHARE

Our earnings per share is computed by dividing the net earnings by the weighted average shares of common stock outstanding during the period. Our diluted earnings per share is computed by dividing net earnings by the weighted average number of common and potentially dilutive shares. Potentially dilutive shares are derived from outstanding stock options, warrants and RSUs that have an exercise price less than the weighted average market price of our common stock. Any options, warrants and RSUs with an exercise price greater than the weighted average market price of our common stock are considered antidilutive and are excluded from the computation of diluted earnings per share. In a period of net loss, all outstanding options, warrants and RSUs are considered antidilutive. The number of common stock options, warrants and RSUs considered antidilutive and thus excluded from the year to date diluted earnings or loss per share computation at February 28, 2006 and 2005 were 1,206,431 and 480,105, respectively.

7. SALES REVENUE

The following table sets forth the components of our sales and the percentage relationship of the components to sales by product area for the periods indicated (in thousands, except percentage data):

	Amounts				% of Total
	Three Months Ended February 28,		Six Months Ended February 28,		Three Months Ended February 28,		Six Months Ended February 28,
	2006	2005	2006	2005	2006	2005	2006	2005
Product Sales:
Low-power Product Group:
Low-power Components	$3,111	$3,839	$6,701	$8,004	25%	34%	27%	34%
Virtual Wire™ radio products	3,420	3,215	6,755	6,268	27	29	27	27

Subtotal	6,531	7,054	13,456	14,272	52	63	54	61

Communications Products Group:
Frequency Control Modules	1,160	867	1,671	2,045	9	8	7	9
Filters	4,824	3,323	9,582	6,966	38	29	38	29

Subtotal	5,984	4,190	11,253	9,011	47	37	45	38

Total Product Sales	12,515	11,244	24,709	23,283	99	100	99	99
Technology development sales	178	39	280	163	1	0	1	1

Total Sales	$12,693	$11,283	$24,989	$23,446	100%	100%	100%	100%

An immaterial amount of sales of Wireless System module products are included in Virtual Wire radio products and Technology development sales. International sales were approximately 51% or $6,514 during the current quarter and 58% or $6,591 during the comparable quarter of the prior year. We consider all product sales with a delivery destination outside of North America to be international sales.

8. INCOME TAXES

During the six months ended February 28, 2006 and 2005, we realized book income before income tax of $97,000 and $658,000, respectively. In both the current and prior year we recorded small provisions for state income tax and in the current year we also recorded a provision for alternative minimum federal income tax. We expect to record relatively small income tax provisions in future periods. The net alternative minimum federal tax is expected to be approximately 2% of taxable income prior to applying loss carry forwards and other credits. We continue to maintain a full valuation allowance on our deferred tax assets due to prior period losses, as well as the general economic environment. However, we retain the tax benefits involved and we will realize the benefit in future periods (1) to the extent we have taxable income in a reported period for which we utilize some of the tax benefit and (2) whenever, and to the extent, management concludes that it is more likely than not that we will also realize some of the tax benefits in future periods.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion may be understood more fully by reference to the financial statements, notes to the financial statements, and management’s discussion and analysis contained in our Annual Report on Form 10-K for the year ended August 31, 2005, filed with the Securities and Exchange Commission.

General

We design, develop, manufacture and market a broad range of Wireless Solutions. We have two lines of business—Radio Frequency, or RF, components business and Wireless System module products business. Our RF components business consists of (a) the Low-power Products Group, which includes low-power components, Virtual Wire™ Short-range Radio products, and RF Integrated Circuits, or RFICs, and (b) the Communications Products Group, which includes frequency control modules and filters. The Wireless System module products business includes both standard and custom modules that typically integrate a radio with a microprocessor and link protocol. Most of our current products are based on surface acoustic wave, or SAW, technology and are manufactured either as discrete devices to perform specific functions or as integrated modules to meet system performance requirements.

Executive Summary

We operate in a very competitive environment characterized by declining average selling prices and frequent product innovation. Our strengths include (a) our ability to identify and capitalize on trends in a rapidly growing wireless marketplace, (b) our capability to develop products that have superior technical characteristics, (c) our expertise to assist our customers in incorporating our products into their applications and (d) our demonstrated ability to manufacture products cost effectively in volume with excellent delivery and quality performance. Our manufacturing capabilities are greatly enhanced by our relationships with several offshore contractors and our own wafer foundry expertise.

Arrayed against us are several large competitors who have superior financial and other resources. We have competed successfully for over 25 years by cultivating close customer relationships with a diverse group of customers in varied applications, markets and geographic locations.

Our base low-power component business has declined in sales due to decreased average selling prices in competitive automotive and other markets. As a result, we have focused our product and market development on products which we feel offer a technical edge and have greater gross margin potential. A key factor in our sales performance is whether or not we develop and sell enough new products to offset the decline in selling price and unit volume of our older products. The overall economic conditions in the electronics industry, which has historically experienced extreme increases and decreases in demand within short periods of time, are another key factor that influences our sales performance. We believe our markets are currently in a period of increasing overall demand. A key factor in our gross margin performance is whether or not we can reduce our costs (through innovation and increased volume) and improve our product mix towards higher margin products to offset expected declines in average selling prices.

We have systematically increased our operating expenses to support our wireless systems initiative and that has somewhat increased our sales breakeven point. Despite increased operating expenses, we have continued to generate positive cash flows in recent periods. While we intend to continue some level of positive cash flows in future periods, the amount of positive cash flow may decrease or occasionally turn negative due to increased capital spending and other investments to support growth programs. We feel we currently have the financial resources necessary to execute our business plans.

Critical Accounting Policies

We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the periods presented. We described our most significant accounting policies, which we believe are the most critical to aid in fully understanding and evaluating reported financial results, in our Annual Report filed with the Securities and Exchange Commission on November 17, 2005, on Form 10-K. Those policies continue to be our most critical accounting policies for the period covered by this report.

Results of Operations

In this next section we will discuss our financial statements. In this discussion, we will make comparisons between the following periods, which we believe are relevant to understanding trends in our business:

•	The current quarter and current year-to-date, each ended February 28, 2006, of the fiscal year ending August 31, 2006, in comparison to the comparable quarter of the prior year and prior year-to-date period, each ended February 28, 2005.

•	Certain comparisons with the three months ended November 30, 2005 (previous quarter) are provided where we believe it is useful to the understanding of trends.

•	There are some forward-looking statements that refer to our subsequent quarter ending May 31, 2006 (next quarter or third quarter).

The selected financial data for the periods presented may not be indicative of our future financial condition or results of operations.

The following table illustrates operating results for the four quarters of fiscal 2005 and the first two quarters of fiscal 2006 (in thousands, except percentage data). These figures will be used when discussing trends in the following section.

	Fiscal 2005 Quarter Ended				Fiscal 2006 Quarter Ended
	Nov. 30	Feb. 28	May 31	Aug. 31	Nov. 30	Feb. 28
Sales by product area:
Low-power components	$4,165	$3,839	$2,989	$4,619	$3,590	$3,111
Virtual Wire™ Radio products	3,053	3,215	2,734	2,278	3,335	3,420
Frequency control modules	1,178	867	993	642	511	1,160
Filters	3,643	3,323	4,491	3,721	4,758	4,824
Technology development sales	124	39	77	232	102	178

Total sales	12,163	11,283	11,284	11,492	12,296	12,693
Cost of sales	8,573	7,878	8,128	8,441	8,978	8,906

Gross profit	3,590	3,405	3,156	3,051	3,318	3,787
% of sales	29.5%	30.2%	28.0%	26.5%	27.0%	29.8%

Operating expenses:
Research and development	1,063	1,119	1,105	1,094	1,176	1,131
Sales and marketing	1,364	1,347	1,318	1,357	1,492	1,632
General and administrative	734	714	726	788	750	810

Total	3,161	3,180	3,149	3,239	3,418	3,573

Income from operations	429	225	7	(188)	(100)	214
Other income (expense), net	0	4	(3)	(30)	52	(69)

Income before income taxes	429	229	4	(218)	(48)	145
Income tax expense (benefit)	22	8	(54)	(16)	1	5

Net income (loss)	$407	$221	$58	$(202)	$(49)	$140

The following table sets forth, for the three and six months ended February 28, 2006, and February 28, 2005, (a) the percentage relationship of certain items from our statements of operations to sales and (b) the percentage change in these items between the current period and the comparable period of the prior year:

	Percentage of Total Sales				Percentage Change From
	Three Months Ended February 28,		Six Months Ended February 28,		Three Months Ended February 2005 to 2006	Six Months Ended February 2005 to 2006
	2006	2005	2006	2005
Sales	100%	100%	100%	100%	12%	7%
Cost of sales	70	70	72	70	13	9

Gross profit	30	30	28	30	11	2

Research and development	9	10	9	9	1	6
Sales and marketing	13	12	13	12	21	15
General and administrative	6	6	6	6	13	8

Total operating expenses	28	28	28	27	12	10

Income from operations	2	2	0	3	(5)	(83)
Other expense, net	(1)	0	0	0	1,825	525

Income before income taxes	1	2	0	3	(37)	(85)
Income tax expense	0	0	0	0	(38)	(80)

Net income	1%	2%	0%	3%	(37)%	(86)%

Sales

Overall Sales Trends for Current Quarter Compared to the Prior Year and Previous Quarter

Total sales increased 12% in the current quarter compared to the comparable quarter of the prior year and increased 3% compared to the previous quarter. These increased sales were due primarily to an increase in the number of units sold in three of our four product lines. The only exception was reduced sales and number of units sold for low-power components. This decrease in our low-power components business largely results from a significant decrease in North American automotive production schedules. The increased sales in the other three product lines were due to ongoing increases in sales into the satellite radio and automated meter reading, or AMR, applications. In addition there was a significant economic recovery in markets for our frequency control modules. The increase in sales from the previous quarter broke a pattern we have seen in the past in which our second quarter has experienced a decrease in the number of units sold in most of our product lines for seasonal reasons. The product line sales trends are discussed in more detail in the section entitled “Product Line Sales Trends” below.

Ongoing decreases in average selling prices have had a negative effect on our sales. On an annual basis, our volume product lines experienced a decrease in average selling prices of from 2% to 6%. We compete in very price competitive markets in which customers have the power to require decreasing prices over time. In addition, we understand that as new products ramp up in volume our customers expect economies of scale to result in lower pricing. For a discussion of strategies for sustaining gross profit, see “Gross Profit” below.

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

Year-to-Date Sales Trends

Sales for the current year-to-date period increased 7% over the prior comparable year-to-date period. The product mix changes in this period were similar to what occurred in the current quarter. The most significant change was a 38% increase in filter sales over the previous year, primarily related to an ongoing increase in the number of units sold for the relatively new satellite radio application. This was partially offset by a 16% decrease in low-power component sales caused by lower North American automotive production schedules. We have anticipated this decline in sales of low-power components products due to anticipated decreases in average selling price and other reasons. For that and other reasons, we have focused our product and market development efforts on our other products for some time. In recent years we have introduced many new products for several rapidly growing wireless markets. These include Virtual Wire™ Short-range Radio products for AMR applications, frequency control modules for optical timing and work station applications and filters for satellite radio applications. Most of these products experienced an increase in sales as a result of increased market acceptance. Our ability to grow sales in the future will be largely dependent on our ability to develop and sell new products in amounts great enough to more than offset the anticipated decline in sales for our older low-power components.

Product Line Sales Trends

Low-power Components

Low-power component sales in the current quarter decreased 19% from the comparable quarter of the prior year, and 13% from the previous quarter. In both cases, the decrease was mostly due to a decrease in the number of units sold. The reduction in the number of low-power components units sold in comparison to the prior year of 17% was primarily due to reduction in base production schedules at several of our customers, including the tire pressure monitoring, or TPM, application. Sales of low-power components have been significantly influenced in the past by changing production schedules for automotive customers and we expect this to continue. We have seen a general reduction in the production schedules of most of our automotive customers. In addition, we are seeing declining sales for some of our older products, including TO-39 package style products and surface mount products for remote keyless entry, or RKE, applications. This continues an ongoing trend for sales of these older products to decline as customers either convert their use for these products to other technologies (phase lock loop technology without a requirement for a SAW element) or to other very low priced competitors.

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

While it was not very evident in the current quarter, there is an ongoing trend towards lower average selling prices for low-power components resulting from the fact that the primary market for RKE and TPM applications is the automotive market. The automotive market is very price competitive and we have had to reduce average selling prices significantly to maintain our market position. The reduction in average selling prices for low-power components was 3% in the current quarter compared to the comparable period of the prior year and also 3% in relation to the previous quarter. We expect the trend of lower average selling prices for low-power components to continue. As a result of lower average selling prices and a trend toward lower sales for older products, we think sales of low-power components are unlikely to increase significantly and may continue to decline.

Virtual Wire™ Short-range Radio products

Virtual Wire™ Short-range Radio products sales in the current quarter increased 6% from the comparable quarter of the prior year and 3% in comparison to the previous quarter. The sales increase from the comparable quarter of the prior year was primarily due to a 13% increase in the number of units sold due to greater market acceptance of relatively new products, particularly for industrial automated meter reading, or AMR, and medical applications. This was partially offset by a 6% decrease in average selling prices from the comparable quarter of the prior year, as customers negotiated lower prices. The increase in sales for Virtual Wire™ Short-range Radio products from the previous quarter was entirely due to an increase in average selling prices resulting from a new medical application.

We have devoted significant resources to developing and marketing new Virtual Wire™ Short-range Radio products. We believe these products offer potential for significant growth in sales in numerous wireless applications, particularly for applications that require small size and low power consumption. We intend to continue working with our customers to develop new applications using Virtual Wire™ Short-range Radio products and we expect future sales increases for these products. Our third generation of this product will add several new features. In addition, we have announced a new line of alternative radio products based upon radio frequency integrated circuit, or RFIC, technology. Both of these new products are expected to be available for sale in the second half of fiscal year 2006. However, it is difficult for us to predict when, or if, these new products will have a significant impact on our sales.

Filters

Sales of filter products in the current quarter increased 45% from the comparable quarter of the prior year and 1% from the previous quarter. Both sales increases were primarily due to an increase in the number of units sold as a result of greater market acceptance of relatively new products for satellite radio applications. The unit increase from the prior comparable period was 47% and 1% from the previous quarter. The current quarter also included increased sales for several new products serving the Chinese telecommunications market.

We provide filters for both Sirius Satellite Radio Inc. (NASDAQ:SIRI) and XM Satellite Radio Holdings, Inc. (NASDAQ:XMSR) and we are working with them on future generations of product. We expect sales for the satellite radio application will continue to increase as subscriptions for those services continue to increase. We have seen growth in both automotive and general consumer applications for satellite radio service develop. The consumer portion of the satellite radio market is characterized by very short lead times as the firms manufacturing the radios wait for orders from retail customers before placing orders for components. As a result, forecasting is very difficult.

The market for satellite radio filters appears to be more price competitive than we have seen for some of the markets we serve. As a result, we reduced prices to maintain our market position, which partially offset the impact of an increase in number of units sold. The decrease in average selling price in the current quarter was small in comparison to prior periods, at 2% when compared to the prior comparable period and nearly the same as the previous quarter. This price change was moderate due to our introduction of a new generation of filters that have not yet entered volume production. We anticipate sales at lower prices as later generations of satellite radio products begin to ship in greater volume. We expect the trend for an increasing number of units sold to more than offset the trend for lower average selling prices, resulting in a general trend of increased filter sales for at least the immediate future.

Frequency Control Modules

Sales of frequency control modules in the current quarter increased 34% from the comparable quarter of the previous year and 127% from the previous quarter. The increase in both periods was primarily due to an increase in the number of units sold for work station and internet backbone applications. We believe most of the increase in sales was a result of a return to more normal economic conditions in the markets we serve, as the prior periods were at historically low levels. Sales of frequency control modules have been very volatile in prior periods, depending on economic conditions in the markets served. We believe economic conditions in relevant markets may stay at their current levels for the immediate future.

Wireless Systems

During the prior year, we formed the Wireless Solutions Group as part of our long range strategic plan. We are investing considerable resources in product and marketing development to support our strategic plan, amounting to approximately $200,000 in additional quarterly operating expense compared to the prior year. We intend to take advantage of our applications expertise and our core radio technology and partner with others to develop and market higher level products that fit the low power consumption requirements of what we believe to be a very large potential market for us.

In the current quarter we received FCC certification for our first standard mesh-enabled wireless sensor module, the DM1800, and shipped our first production modules. Sales for Wireless Systems products are included in Virtual Wire™ Short-range Radio products and technology development sales. We also reached additional agreements for alternative radio technologies and software protocol to broaden our flexibility in meeting unique customer wireless mesh systems requirements. During the current year, we have entered into contracts that have the potential to result in more than a million dollars of sales deliverable in calendar year 2006. However, it is difficult for us to predict when, or if, these products will have a significant impact on our sales.

Other Sales Trends

The following table provides additional data concerning our sales:

	Percentage of Sales
	Current Quarter	Comparable Quarter	Previous Quarter
Sales to top five customers	45%	45%	47%
Distribution sales	26%	24%	22%
Number of customers with 10% or more sales	Two	One	Two
Sales to 10% or more customer	22%	14%	26%
International sales	51%	58%	53%

Two customers, Delphi and a large international contract manufacturer, each accounted for more than 10% of sales in the current quarter and the previous quarter. Only one of these customers accounted for over 10% of sales in the comparable quarter of the prior year. We are seeing a slight increase in sales to individual customers in some cases because they buy products representing more than one market and/or application.

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

Guidance

We are generally seeing economic growth in many of the wireless markets we serve. An obvious exception, of course, is the domestic automotive market whose declining production rates are being partially offset by the rapid penetration of satellite radios into this market. As a result of the economic outlook and the strength of bookings trends we are guiding to a 5% to 8% increase in third quarter sales over our second quarter which is approximately 20% year-over-year sales growth. Most of our customers are unable to forecast accurately the demand for their products beyond several months. As a result, we cannot make an estimate of sales beyond the next quarter.

Stock Compensation Expense

The current quarter was the second quarterly period since we adopted FASB Statement 123(R). Most of the expense that was recorded related to the unvested portion of stock grants that were made in prior years. In addition, the current quarter includes the impact of restricted stock units, or RSUs. We have switched to RSUs as our primary stock compensation vehicle in lieu of stock options in future periods to better match the employees’ perceived benefit with the financial statement cost. Also, RSUs result in less dilution and less expense.

The adoption of FASB Statement 123(R) and change to RSUs in lieu of stock options has resulted in recording additional stock compensation expense in the current fiscal year as follows:

	Quarter	Year to Date
Cost of Sales	$58,000	$112,000
Research and development expense	28,000	52,000
Sales and marketing expense	43,000	80,000
General and administrative expense	55,000	102,000

Total additional stock compensation expense	$184,000	$346,000

The adoption of FASB Statement 123(R) did not affect our accounting treatment of stock options granted to consultants and is not reflected in the table above. Stock compensation expense for consultant’s stock options of $10,000 and $21,000 for the quarter and year-to-date, respectively, was recognized as it has been in prior years.

We expect to record slightly smaller amounts of stock compensation expense for the remainder of the fiscal year as the prior stock compensation vehicles become vested and the new RSU grants become the primary vehicle.

We intend to continue to use various stock plans as an important part of our compensation package. We are competing for talent with other companies that have stock plans in place and our work force values stock as a form of compensation. We have made some changes to our Employee Stock Purchase Program to shorten the offering period and eliminate the look back provision, while retaining the 15% discount allowable for tax purposes. We intend to issue primarily RSUs in lieu of stock options in future periods to lessen dilution and control expense.

Gross Profit

Overall Gross Profit Trends for Current Quarter Compared to the Prior Year and Previous Quarter

The current quarter gross margin of 29.8% decreased 40 basis points from 30.2% in the comparable quarter of the prior year and increased 280 basis points from 27.0% in the previous quarter. The 0.4% decrease in gross margin from the comparable quarter of the prior year was primarily due the recognition of stock compensation expense as explained in the section immediately above. On an overall basis, the increase in average selling price resulting from the change in product mix between the product lines almost offset the increase in unit cost also resulting from that change in product mix, as well as the additional stock compensation expense. The level of selling price decreases within each of the product lines was discussed in the sales section of this report. As in prior periods, we were generally able to achieve cost reductions on a per unit basis, both in comparison to the prior year and in comparison to the previous quarter. The only exceptions were low-power components, for which overhead expenses increased on a per unit basis in comparison to the prior year due to a lower number of units shipped and Virtual Wire™ Short-range Radio products, which incurred additional costs related to the start up of Wireless Systems products.

The improvement in gross margin from the previous quarter was due to several factors. The first is an improvement in product mix from the first quarter. Our higher-priced products, such as Virtual Wire™ Short-range Radio products and frequency control modules, have a greater long-term potential for strong gross margins than the very price-sensitive low-power components and filters. A shift in sales to these higher-priced products has a positive impact on margins. These products in the current quarter represented 36% of total sales, compared to only 31% in the previous quarter. Our new product development efforts, such as modules that incorporate our radio technology, are focused on higher-priced products. The second factor is that the increase in units sold from our Dallas facility allowed for improvements in productivity in labor and overhead. This had the impact of decreasing manufacturing costs per unit produced in comparison to what they would have been, since a relatively high amount of fixed manufacturing costs were spread over more units. Fixed manufacturing costs include a significant amount of depreciation expense for manufacturing equipment. Finally, the ongoing impact of our cost reduction efforts resulted in lower material costs for our volume product lines.

The current year-to-date gross margin was 28.4%, which is a decrease from the gross margin of 29.8% last year. The decrease from the comparable year-to-date period of the prior year was primarily due to the reduction in average selling prices. The year-over-year decrease in average selling prices for our volume product lines ranged from 1% (for low-power components) to 6% (for filters). The two products that had an increase in the number of units shipped (Virtual Wire™ Short-range Radio and filter products) were able to achieve reductions in manufacturing costs per unit that equaled or bettered the selling price impact. However, the low-power components product line had a decrease in unit volume and had a small cost increase, resulting in lower margins for that product. Our cost reduction efforts were held back by our effort to reduce production to control inventory. In addition, the impact of the stock compensation expense mentioned in the separate section above was an increase in cost that equaled 0.4% of sales. The net effect was that in the current year-to-date period overall costs did not decrease as fast as selling prices, so gross margins were lower.

Factors Influencing Gross Margins

Our gross margin continues to be influenced by several factors, some of which are favorable and some of which are unfavorable.

There are two favorable factors that are the result of our long-term efforts to improve gross margins. First, each of our product lines has achieved cost reduction on a year-over-year per-unit manufacturing cost basis for the past several years. The only exception has been the low-power component product line in the last year as unit volume has decreased, resulting in higher overhead-per-unit costs. We devote considerable resources to obtaining purchasing savings and in working with our suppliers and outside contractors to improve yields, increase productivity and to improve processes that result in lower costs. We intend to continue our efforts to reduce manufacturing costs in future periods. Second, we have had a gradual improvement in product mix. Products such as Virtual Wire™ Short-range Radio products, Wireless Systems products and frequency control modules have a greater long-term potential for gross margins than the very price-sensitive low-power component and filter products. A shift in sales to these products has a positive impact on margins. This was evident in the improvement in margins between the first and second quarters. Our new product development, such as the Wireless Systems effort, is focused on higher value-added products and our plan is to rely heavily on these new products for future sales growth and margin improvement. We expect this trend of favorable shifts in product mix to continue, although there may be some fluctuation in individual periods.

As mentioned in the sales section, we face the continuing negative impact of declining average selling prices as a result of competitive conditions in the markets we serve. We expect the trend of lower prices to continue, although the impact in the current quarter was very small as described above in the discussion titled Overall Sales Trends for the Current Quarter Compared to the Prior Year and Previous Quarter. Therefore, our ongoing efforts to reduce manufacturing costs are an important factor in maintaining gross margins. As mentioned above, the volume of units sold and produced has a negative impact when the number of units is decreased and relatively high levels of fixed manufacturing costs are spread over fewer units. Another negative impact we experience from time to time relates to start-up costs for new products entering the volume manufacturing process.

Guidance

The discussion above indicates that there are numerous factors that may have a material impact on our gross margins. Any one of them could cause a significant change in gross margin in either a favorable or unfavorable way, depending on the circumstances. In recent quarters we have seen the impact that an unexpected shift in product mix or product start-up cost has on us. This makes estimates of our gross margin very difficult. For the third quarter, we expect to see increased sales volume and a product mix that will be heavily weighted toward our filter products, including some filters for next generation satellite radio chipsets. As a result, we believe that gross margins in the third quarter of fiscal 2006 will be in the 28% to 30% range. It should be noted, however, that there is uncertainty as to whether our cost reduction efforts will be sufficient to offset the impact of lower average selling prices in any specific future period.

Research and Development Expense

Research and development expense was $1.1 million in the current quarter, compared to $1.1 million in the comparable quarter of the prior year and $1.2 million in the previous quarter. These small changes in research and development expense do not include the impact of an increase of $143,000 in expense included in cost of sales in comparison with the comparable quarter of the prior year and an increase of $47,000 in the same expense from the previous quarter. The expense included in cost of sales in the current quarter is primarily related to relatively large contracts for which we are doing design engineering services for wireless systems customers. The increase in overall engineering expense is consistent with our plan to increase research and development efforts to develop new products and new processes to manufacture them.

Year-to-date research and development expense was $2.3 million compared to $2.2 million in the prior year-to-date period. The research and development expense for the current year does not include the impact of a $176,000 increase in cost of sales in comparison to the previous year-to-date period, also primarily to support Wireless Systems design services sales. On an overall basis, this is a 14% increase in spending, which reflects our decision to significantly increase our product development efforts to bring new products to market. We believe that the continued development of our technology and new products is essential to our growth and success and are committed to continue to devote significant resources to research and development. We expect that research and development expense will be comparable or slightly increased in absolute dollars in the next quarter; although some of these costs may be reflected in cost of sales related to technology development sales.

Sales and Marketing Expense

Current quarter sales and marketing expense was $1.6 million, compared to $1.4 million in the comparable quarter of the prior year and $1.5 million in the previous quarter. The 21% increase from the prior year was primarily due to increased sales commission expense related to increased sales, additional personnel and other costs related to our effort to increase sales, particularly for Wireless Systems products, as well as the recognition of stock compensation expense described in the discussion titled Stock Compensation Expense. Year-to-date sales and marketing expense was $3.1 million compared to $2.7 million for the comparable year-to-date period. This 15% increase also occurred for the same reasons. We expect to incur increased sales and marketing expense in absolute dollars in the next quarter, including increased sales commission expense which will fluctuate in line with sales levels.

General and Administrative Expense

General and administrative expenses were $810,000 for the current quarter, compared to $714,000 for the comparable quarter of the prior year and $750,000 in the previous quarter. This was a 13% increase from the comparable quarter of the prior year and an 8% increase from the previous quarter. This increase over the comparable period was primarily due to increased executive compensation and the recognition of stock-based compensation expense described earlier, offset by the lower cost of implementing Section 404 of the Sarbanes-Oxley Act, or SOX. These SOX-related costs were high last year as we were implementing our systems. Year-to-date general and administrative expense was $1.6 million for the current year, compared to $1.4 million for the prior year year-to-date period. The net 8% increase in expense resulted from the same factors that influenced the quarterly changes. We expect to incur comparable or slightly increased general and administrative expense in absolute dollars in the next quarter.

Total Operating Expenses

Operating expenses increased $393,000 over the prior year and $155,000 over the previous quarter. The primary reason for the increase over the prior year is the recognition of $126,000 in stock compensation expense in the current quarter, increased sales commission expense of $104,000 related to increased sales and the impact of our program to make selected personnel additions to support our strategic business plan. These headcount additions resulted in approximately $200,000 in additional cost in the current quarter compared to the comparable quarter of the prior year. Total operating expenses were 28% of sales for the current quarter, the previous quarter and the comparable quarter of the prior year.

Year-to-date operating expenses increased to 28% of sales compared to 27% of sales for the prior year-to-date period for the same reasons. In absolute dollars, operating expenses increased $650,000 or 10% on a year-to-date basis, which consisted of $234,000 due to increased stock compensation expense, $112,000 due to increased sales commission expense related to increased sales and approximately $400,000 due to our support of strategic programs. Other expenses, such as SOX-related costs, were slightly lower.

Guidance on Operating Expenses

Our third quarter operating expense is expected to remain relatively stable. In addition, we expect sales commission expense to fluctuate in line with sales.

Other Income (Expense)

Total other income (expense) was $69,000 of expense in the current quarter, compared to $4,000 in income for the comparable quarter of the prior year and $52,000 in income the previous quarter. The increase in expense was primarily related to start-up costs for a wireless systems investment that we account for as minority interest. In addition, the previous quarter included a gain on sales of equipment that did not recur this quarter. Partially offsetting this was an increase in interest income due to increasing interest rates and increased cash balances. Year-to-date total other income (expense) was $17,000 in expense, compared to $4,000 in income in the prior year. We believe that other income (expense) will remain at comparable levels of expense due to wireless systems investments for the next quarter.

Income Tax Expense

In both the current and prior years we recorded small provisions for state income tax. In the current year, because of an NOL carry-forward, we have no provision for federal tax. We expect to record relatively small income tax provisions in the near future relating to operations. In fiscal 2006 the net alternative minimum federal tax is expected to cause a tax expense of approximately 2% of taxable income.

In fiscal 2001, we fully reserved, in a non-cash charge, all tax benefits that had been recorded prior to that point in accordance with FAS 109. We continue to maintain a full valuation allowance on our deferred tax assets due to our historical losses and a limited history of taxable income. However, we retain the tax benefits involved and we will realize the benefit in future periods to the extent we are profitable. As of the end of the last fiscal year, we had income tax carry-forwards and other potential tax benefits available to reduce future federal taxable income by approximately $18.4 million. The net operating loss carry-forward begins to expire August 31, 2023.

We do not expect to record any significant future federal income tax benefits or expense until the recovery of deferred tax assets is more likely than not.

Earnings Per Share

Net income was $140,000, or $0.02 per diluted share, in the current quarter, compared to $221,000, or $0.03 per diluted share, for the comparable quarter of the prior year and a net loss of $49,000 or $0.01 per diluted share for the previous quarter. Compared to the comparable quarter of the prior year, increased gross profit due to increased sales and improving margins was offset by increased operating expense, resulting in comparable income from operations in each quarter. The decrease in net income for the current quarter from the comparable quarter of the prior year was primarily due to increased non-operating expenses. The increase in net income in comparison to the previous quarter was also due to increased sales and gross margin, partially offset by increased operating and non-operating expense.

Year-to-date net income was $91,000 or $0.01 per diluted share compared to $628,000 or $0.08 per diluted share. Two factors were primarily responsible for the decrease in net income: (1) approximately $400,000 in additional operating expenses related to headcount additions to support our strategic plan and (2) a $346,000 increase in stock compensation expense as a result of the adoption of FASB Statement 123(R) and our change to RSUs in lieu of stock options.

Financial Condition

Financing Arrangements

Our banking agreement and its status at the end of the current quarter are described in Note 4 to our Financial Statements included in this report.

Our revolving line of credit agreement contains customary financial covenants. We were in compliance with all covenants as of February 28, 2006. Although we believe that we will be able to continue to comply with such covenants, there is no assurance that this will occur. Should there be a covenant violation when we have outstanding borrowings and there is not a waiver or amendment, the maturity of our debt could be accelerated. In that case, other sources of cash would be needed to support our operations. The banking agreement will expire on December 31, 2006.

At February 28, 2006, we maintained access to the revolving line-of-credit. There have been no borrowings against the line of credit during the current year. Our revolving line-of-credit facility loan balance was zero at February 28, 2006, but loan advances of approximately $6.3 million were available under our current borrowing base.

Liquidity

The major source of liquidity at February 28, 2005, consisted of $4.9 million of cash and $6.3 million available under the banking agreement. Net cash provided by operating activities was $466,000 for the current year-to-date period as compared to $2.4 million for the comparable period of the prior year. The decrease in net cash provided by operations was primarily due to an increase in working capital needed to support our increase in sales, primarily $1.9 million in increased trade receivables. Sales increased significantly late in the current quarter, causing ending receivables to be particularly high. Trade receivables decreased $254,000 in the prior year, reflecting lower sales. Total cash required by changes in operating assets and liabilities was $1.0 million in the current year, compared to cash provided by changes in operating assets and liabilities of $0.5 million in the prior year. Most of the other elements of working capital, such as inventory and accounts payable, partially offset this increase in receivables in the current year. Collections of our receivables on a days-sales-outstanding measurement remained in the mid 50’s in the current quarter. Past due accounts were insignificant. We continued to be within payment terms with our vendors in fiscal 2006.

Another factor in reducing net cash provided from operations this year compared to last was a $537,000 reduction in net income partially offset by a $162,000 increase in noncash items included in net income. Non-cash items included in net income, such as depreciation and stock-based compensation, totaled $1.4 million in the current year-to-date period, compared to $1.2 million in the prior year. The increase in noncash items was primarily due to an increase in stock-based compensation of $329,000.

As we have done in the last four fiscal years, we expect to maintain positive cash flow from operations for fiscal 2006. We believe continued positive cash flow, as well as access to our credit facilities, will be sufficient to maintain normal operations for the next twelve months.

Cash used in investing activities was $1.1 million for the current year-to-date period, as compared to $0.6 million for the prior year-to-date period. In each case, the primary investing activity was capital spending. We expect to acquire up to $2.0 million of capital equipment by the end of fiscal 2006, primarily related to the development of new software systems and new products.

Net cash provided from financing activities was $118,000 in the current year-to-date period, compared to $201,000 in the prior year-to-date period. In the current year, $185,000 was generated from sales of stock related to our stock compensation programs, compared to $259,000 in the prior year.

As of February 28, 2006, we had approximately $6.3 million available in cash under our banking arrangement based upon the borrowing base, which is derived from trade accounts receivable. In addition, approximately $3.7 million may become available under the revolving credit facility if our borrowing base were to increase sufficiently to support the increased borrowing. We are not able to say when or if an increase in our future borrowing base will happen because of our inability to project sales levels very far into the future due to limited lead times on orders placed with us by our customers.

Changes in working capital elements in the current quarter resulted in the first negative operating cash flow in the last twenty quarters. However, this was largely due to a significant amount of cash receipts we received very late in our first quarter that normally would have been received in our second quarter. As reported above, operative cash flow for the year-to-date is positive and we expect it to be positive for the year. Despite our recent history of positive cash flow, a reduction in sales or gross margins could occur due to economic or other factors. We believe that cash generated from operations, our cash balances and the amounts available under our credit facility will be sufficient to meet our cash requirements for the next twelve months. If for any reason these sources of funds are not sufficient to meet our requirements, we may be required to raise additional funds. We cannot guarantee that we would be able to obtain additional financing or, if available, that it would be available to us on acceptable terms. Should that happen, there could be a significant adverse impact on our operations.

Stock Options

(a) Stock Option Program Description

Our stock compensation program is a broad-based, long-term retention program that is intended to attract and retain talented personnel and align stockholder and employee interests. We currently have four plans (1999 Plan, 1997 Plan, 1986 Plan and Director Plan) under which we grant or have granted stock options to employees, directors and consultants. The options generally vest at a rate of one forty-eighth each month. The exercise price of each option equals the market price of our stock on the date of grant and each option generally expires ten years after the date of grant. The 1986 Plan expired for future grants according to its terms in November 2002. The Director Plan expired for future grants according to its terms in April 2004. We also use the 1997 Plan to grant RSUs. The grants are not considered issued stock when granted and certificates are issued to the grantee only as vesting occurs. We record unearned compensation based on the share price on the date of grant, and expense that compensation over the vesting period.

We adopted a recent accounting pronouncement, FASB Statement 123(R) for employees and directors for our fiscal year beginning September 1, 2005. In compliance with the standard, we recorded stock-based compensation expense in the current fiscal year relating to stock options for employees and directors and our Employee Stock Purchase Plan. Prior to the current fiscal year, we accounted for our option plans under APB 25 and, accordingly, did not recognize compensation expense for options granted to employees and directors. Options granted to consultants are accounted for under FASB Statement 123 and are valued using the Black-Scholes model. Compensation expense of those options is recognized over the vesting life of the options, which is aligned with the consulting service life. Footnote 5 to our condensed consolidated financial statements sets forth the stock compensation expense recognized in the current quarter and year to date.

(b) General Stock Option Information

Summary of Stock Option Activity

The following is a summary of stock option activity for the fiscal year ended August 31, 2005 and the six months ended February 28, 2006:

			Options Outstanding
		Shares Available for Options (#)	Number of Shares (#)	Weighted Average Exercise Price ($)
Balance at	August 31, 2004	466,852	2,069,003	$6.30
	Grants	(292,296)	292,296	$5.71
	Exercises	—	(102,558)	$4.12
	Cancellations	31,666	(31,666)	$8.77
	Cancel shares reserved in expired Plan	(28,542)	—	—

Balance at	August 31, 2005	177,680	2,227,075	$6.29
	Grants-stock options	(6,000)	6,000	$5.01
	Grants-restricted stock units	(109,100)	—	—
	Exercises	—	(26,032)	$3.32
	Cancellations-stock options	52,027	(52,027)	$7.14
	Cancellations-restricted stock units	800	—	—
	Additional shares reserved	400,000	—	—

Balance at	February 28, 2006	515,407	2,155,016	$6.30

In-the-Money and Out-of-the-Money Stock Option Information

The following table compares the number of shares subject to stock option grants with exercise prices below the closing price of our common stock at February 28, 2006 (referred to as “In-the-Money”) with the number of shares subject to stock option grants with exercise prices equal to or greater than the closing price of our common stock at February 28, 2006 (referred to as “Out-of-the-Money”). The closing price of our common stock at February 28, 2006 was $5.62 per share.

	Exercisable		Unexercisable		Total
As of End of Quarter	Shares (#)	Wtd. Avg. Exercise Price ($)	Shares (#)	Wtd. Avg. Exercise Price ($)	Shares (#)	Wtd. Avg. Exercise Price ($)
In-the-Money	846,802	$3.60	101,783	$3.67	948,585	$3.61
Out-of-the-Money	1,156,238	$8.44	50,193	$7.69	1,206,431	$8.41

Total Options Outstanding	2,003,040	$6.40	151,976	$5.00	2,155,016	$6.30

Forward-looking Statements

This report and other presentations made by us contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. We believe that these statements are based on reasonable assumptions and our expectations at the time. Our actual results could and will differ materially from the statements and assumptions discussed in this report. However, these statements involve risks and uncertainties and are completely qualified by reference to several important factors. These factors include, but are not limited to, the items listed below, as well as those included in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report. Any and all of these factors could cause our actual results to differ materially from the forward-looking statements and assumptions that we made:

1.	The impact of competitive products and pricing. We do business in markets that are noted for fierce competition and generally declining average selling prices. Most of our significant competitors are much larger and better financed than we are. These competitors could execute sales strategies that could take a considerable amount of our business very quickly. This could have a material adverse impact on both our sales and gross margins.

2.	The timely development, acceptance and pricing of new products. We have a large amount of continuing sales of older products that tend to decline in popularity and average selling price over time. Only by developing new products can we replace sales for declining products and partially offset the impact of lower average selling prices.

3.	The impact of competing technologies including the obsolescence of existing products. Our business has a considerable amount of technological risk. We are vulnerable to competitors that have much greater resources than we do that are trying to develop products that are technologically superior to ours. If customers believe those products are superior to ours, they may shift their purchases to them.

4.	The ability to obtain production material and labor and capacity to meet product demand. Shortages could occur that make us unable to take advantage of a sudden increase or even stable level of demand.

5.	The potential transition to higher value-added products. Our historical base business is declining. Only by successfully developing and introducing value added products to our customers can we offset this impact. The transition to Wireless Systems products involves new technologies and markets that are not similar to other businesses. We anticipate that there may be many things we will need to learn and master to be successful in this new line of business.

6.	The timely implementation of improved manufacturing processes. We need to continually reduce our costs to offset the impacts of a reduction in our average selling prices. We need to do this through continuous cost reduction in both our facilities and those of our contractors. In addition, our manufacturing processes are complex and involve difficult to maintain procedures that if not carried out properly could result in incremental cost.

7.	General economic conditions as they affect our customers and manufacturing contractors. Our customers and contractors do business in markets that are vulnerable to changes in economic conditions, including potential labor stoppages or other labor related issues. The future success of a major customer, Delphi, could depend on labor cost negotiations currently taking place. Adverse economic conditions can adversely impact the demand and/or the ability to supply our products.

8.	The availability to obtain required financing on favorable terms. If we have unanticipated difficulties, our banking relationships and other means of financing could be jeopardized.

9.	General industry trends. Markets or customer preferences could move away from our products.

10.	Acts of war or terrorism as they affect us, our customers or our contract manufacturers.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A significant portion of our products have a manufacturing process in a foreign jurisdiction and are sold in foreign jurisdictions. We manage our exposure to currency exchange fluctuations by denominating most transactions in U.S. dollars. We consider the amount of our foreign currency exchange rate risk to be immaterial as of February 28, 2006 and accordingly have not hedged any such risk.

ITEM 4. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported in a timely manner. There have been no changes in our internal control over financial reporting during the quarter ended February 28, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 5. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of stockholders of the Company held on January 18, 2006, the following actions were taken:

1.	The stockholders elected the following individuals as directors until the next annual meeting of stockholders or until their successors are duly elected and have qualified. The action was taken as evidenced by the following vote totals.

Director	Votes
David M. Kirk:
For	6,893,856
Withheld	319,130
Michael R. Bernique
For	6,872,647
Withheld	340,339
Dean C. Campbell
For	6,873,692
Withheld	339,294
Francis J. Hughes, Jr.
For	6,873,547
Withheld	339,439

These four individuals constitute the entire board of directors serving at this time.

2.	The stockholders approved an amendment to our 1997 Equity Incentive Plan to increase the aggregate number of shares of common stock authorized for issuance under the plan by 400,000 (from 2,207,500 shares to 2,607,500 shares). The action was approved by the vote totals listed below. Broker non-votes did not affect the outcome and abstentions had the effect of negative votes.

For	1,711,849
Against	652,762
Abstain	54,134
Broker non-vote	4,790,241

3.	The stockholders ratified the selection of McGladrey & Pullen LLP as the Company’s independent auditors for the fiscal year ending August 31, 2006. The action was approved by the following vote totals.

For	7,169,244
Against	15,732
Abstain	28,010

ITEM 6. EXHIBITS

(a)	Exhibits. We hereby incorporate by reference all exhibits filed in connection with Form 10-K for the year ended August 31, 2005.

(b)	Exhibits included:

Exhibit	Description
31.1	Certificate Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 for CEO.

31.2	Certificate Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 for CFO.

32.1	Certificate Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 for CEO.

32.2	Certificate Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 for CFO.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RF MONOLITHICS, INC.

Dated: April 13, 2006	By:	/s/ David Kirk
David Kirk
CEO, President and Director

Dated: April 13, 2006	By:	/s/ Harley E Barnes III
Harley E Barnes III
CFO

INDEX TO EXHIBITS

Exhibit	Description
31.1	Certificate Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 for CEO.(1)

31.2	Certificate Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 for CFO.(1)

32.1	Certificate Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 for CEO.(1)

32.2	Certificate Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 for CFO.(1)

(1)	Filed as an exhibit to this Form 10-Q.