Form 10-Q
period 2006-05-31
RF MONOLITHICS INC /DE/
filed 2006-07-14
CIK 922204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 2006

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

As of June 30, 2006: 8,063,866 shares of the Registrant’s Common Stock, $.001 par value, were outstanding.

RF MONOLITHICS, INC.

FORM 10-Q

QUARTER ENDED MAY 31, 2006

PART I. CONDENSED CONSOLIDATED FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RF MONOLITHICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

(In Thousands)

	May 31, 2006	August 31, 2005
		(a)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$5,806	$5,450
Trade receivables - net	8,532	6,753
Inventories - net	9,005	8,616
Prepaid expenses and other	369	315

Total current assets	23,712	21,134

PROPERTY AND EQUIPMENT - Net	6,381	6,235

OTHER ASSETS - Net	620	470

TOTAL	$30,713	$27,839

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable - trade	$4,225	$2,962
Accrued expenses and other current liabilities	1,888	1,624

Total current liabilities	6,113	4,586

OTHER LIABILITIES	128	181

STOCKHOLDERS’ EQUITY:
Common stock: 8,064 and 7,949 shares issued	8	8
Additional paid-in capital	37,931	36,992
Common stock warrants	85	128
Treasury stock, 36 common shares at cost	(227)	(227)
Accumulated deficit	(13,325)	(13,829)

Total stockholders’ equity	24,472	23,072

TOTAL	$30,713	$27,839

(a)	Derived from audited financial statements.

See notes to condensed consolidated financial statements.

RF MONOLITHICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

(In Thousands, Except Per-Share Amounts)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2006	2005	2006	2005
SALES	$14,696	$11,284	$39,685	$34,730

COST OF SALES	10,428	8,128	28,312	24,579

GROSS PROFIT	4,268	3,156	11,373	10,151

OPERATING EXPENSES:
Research and development	1,143	1,105	3,450	3,287
Sales and marketing	1,741	1,318	4,865	4,029
General and administrative	886	726	2,446	2,174

Total operating expenses	3,770	3,149	10,761	9,490

INCOME FROM OPERATIONS	498	7	612	661

OTHER INCOME (EXPENSE):
Interest income	54	24	147	55
Interest expense	(13)	(27)	(48)	(74)
Other, net	(109)	—	(184)	20

Total other income (expense)	(68)	(3)	(85)	1

INCOME BEFORE INCOME TAXES	430	4	527	662

INCOME TAX EXPENSE (BENEFIT)	17	(54)	23	(24)

NET INCOME	$413	$58	$504	$686

EARNINGS PER SHARE
Basic	$0.05	$0.01	$0.06	$0.09

Diluted	$0.05	$0.01	$0.06	$0.08

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	8,042	7,869	7,991	7,840

Diluted	8,498	8,202	8,376	8,291

See notes to condensed consolidated financial statements.

RF MONOLITHICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(In Thousands)

	Nine Months Ended May 31,
	2006	2005
OPERATING ACTIVITIES:
Net income	$504	$686
Noncash items included in net income:
Depreciation and amortization	1,596	1,816
Provision for trade receivable allowance	15	—
Stock-based compensation	500	51
Gain on disposal of property and equipment	(59)	(35)
Changes in operating assets and liabilities:
Trade receivables	(1,794)	262
Inventories	(389)	279
Prepaid expenses and other	(54)	(52)
Accounts payable - trade	1,263	511
Accrued expenses and other liabilities	309	39

Net cash provided by operating activities	1,891	3,557

INVESTING ACTIVITIES:
Acquisition of property and equipment	(1,810)	(1,150)
Proceeds from disposition of property and equipment	136	126
Change in other assets	(159)	(201)

Net cash used in investing activities	(1,833)	(1,225)

FINANCING ACTIVITIES:
Repayments of third party financing	(90)	(88)
Change in other liabilities	(8)	—
Proceeds from issuance of common stock	396	302

Net cash provided by financing activities	298	214

INCREASE IN CASH AND CASH EQUIVALENTS	356	2,546

CASH AND CASH EQUIVALENTS:
Beginning of period	5,450	2,715

End of period	$5,806	$5,261

SUPPLEMENTAL INFORMATION:
Interest paid	$2	$6

Income taxes paid	$10	$58

See notes to condensed consolidated financial statements.

RF MONOLITHICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. INTERIM FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, that in the opinion of the management of RF Monolithics, Inc. are necessary for a fair presentation of our financial position as of May 31, 2006, the results of operations for the three and nine months ended May 31, 2006 and 2005 and cash flows for the nine months ended May 31, 2006 and 2005. These unaudited interim condensed consolidated financial statements should be read in conjunction with our audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended August 31, 2005, filed with the Securities and Exchange Commission.

Operating results for the nine months ended May 31, 2006, are not necessarily indicative of the results to be achieved for the full fiscal year ending August 31, 2006.

2. INVENTORIES

Inventories consist of the following (in thousands):

	May 31, 2006	August 31, 2005
Raw materials and supplies	$4,155	$3,560
Work in process	2,215	2,287
Finished goods	3,789	3,799

Total gross inventories	10,159	9,646
Less inventory reserves	(1,154)	(1,030)

Total inventories	$9,005	$8,616

3. PROPERTY AND EQUIPMENT

Property and equipment includes work in progress of $876,000 at May 31, 2006, and $569,000 at August 31, 2005, which was composed primarily of software implementation costs, manufacturing equipment for new processes and other assets not yet placed in service.

4. CREDIT FACILITIES

Our revolving credit arrangement allows borrowings based on levels of eligible accounts receivable, subject to a limit of $10.0 million. As of May 31, 2006, our revolving line of credit facility had an outstanding balance of zero and availability of approximately $6.1 million under our borrowing base. Financial covenants under the revolving credit arrangement include provisions as to the ratio of senior funded debt to cash flow, tangible net worth, profitability, and fixed charges coverage.

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

In the previous quarter we changed from granting stock options as the primary means of stock compensation to granting restricted stock units, or RSUs. The fair value of any RSU grant is based on the market value of our shares included in the RSU on the date of grant and is recognized as compensation expense over the vesting period.

The following table illustrates the stock compensation expense recognized in the three and nine months ended May 31, 2006 of our fiscal year ending August 31, 2006. Amounts are in thousands:

	Compensation Expense Recognized
Stock Compensation Plan	Three months ended May 31, 2006	Nine months ended May 31, 2006
Stock options for employees and directors	$79	$382
Employee Stock Purchase Plan	10	30
Stock options for consultants	6	27
Restricted Stock Units	38	61

Totals	$133	$500

The adoption of FASB Statement 123(R) did not affect our accounting treatment of stock options granted to consultants and is therefore not reflected as additional stock compensation expense in the following sentence. The effect of adopting FASB Statement 123(R) and change to RSUs in lieu of stock options was the recognition of additional stock compensation expense in the current quarter and fiscal year to date of $127,000 and $473,000, respectively.

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

Stock option grants in the current year are 6,000 incentive stock option grants to employees in the first quarter ended November 30, 2005 only. As of May 31, 2006, options to purchase 76,262 shares of stock were cancelled due to employee terminations and option period expirations.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for all stock option grants in the year indicated:

	Fiscal 2006	Fiscal 2005
Expected dividend yield	0	0
Risk-free interest rate	4.5%	3.6%
Expected life of options (years)	6.0 yrs.	4.2 yrs.
Weighted-average volatility	71%	74%

The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield in effect at the time of grant. The expected life of the options is the average of the vesting life and the contractual life of the option. Volatility is calculated in the Black Scholes model based on historic stock prices for the same term as the expected life of options.

Generally, the stock option plans are on a four-year monthly vesting schedule beginning the first day of the month following the date of grant. The exercise price of each option equals the market price of our stock on the date of grant and the options expire ten years after the date of grant. The summary of stock option activity for all plans (1999 Plan, 1997 Plan, 1986 Plan and Director Plan) as of May 31, 2006 follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($000)
Outstanding at September 1, 2005	2,227,075	$6.29
Granted	6,000	$5.01
Exercised	(71,021)	$3.47
Expired/cancelled	(76,262)	$7.16

Outstanding at May 31, 2006	2,085,792	$6.35	4.9	$0

Exercisable at May 31, 2006	1,978,556	$6.40	4.9	$0

The aggregate intrinsic values in the table above are zero because the market price on May 31, 2006 of $6.0000 is less than the weighted average exercise prices. The weighted-average grant-date fair value of options granted as of May 31, 2006 of fiscal 2006 and all of fiscal 2005 were $2.72 and $2.60 respectively. The total intrinsic value of options exercised in fiscal 2006 as of May 31, 2006 was $189,418. The total intrinsic value of options exercised in fiscal 2005 was $288,391. Intrinsic values of options exercised will result in a deduction for tax purposes.

A summary of shares of our common stock subject to our nonvested options as of May 31, 2006 and the changes during the nine months then ended follows:

Nonvested Shares	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at September 1, 2005	311,878	$2.23
Granted	6,000	$2.72
Vested	(199,735)	$2.02
Expired/cancelled	(10,907)	$2.87

Nonvested at May 31, 2006	107,236	$2.66

As of May 31, 2006, there was a total of $248,431 of unrecognized compensation cost related to nonvested stock options granted. The total cost is expected to be recognized over a weighted-average period of 1.5 years. The total fair value of stock options vested in fiscal 2006 as of May 31, 2006 was approximately $382,000.

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

	Three Months Ended May 31,		Nine Months Ended May 31,
	2006	2005	2006	2005
Net Income, as reported	$413	$58	$504	$686

Add: Stock option based compensation expense included in reported net income, net of related tax effects.	N/A	11	N/A	41

Deduct: Total stock option based compensation expense, including ESPP, determined under fair value based method for all awards, net of related tax effects.	N/A	(1,073)	N/A	(1,452)

Pro forma net income (loss)	$413	$(1,004)	$504	$(725)

EARNINGS (LOSS) PER SHARE
Basic - as reported	$0.05	$0.01	$0.06	$0.09

Basic - pro forma	$0.05	$(0.13)	$0.06	$(0.09)

Diluted - as reported	$0.05	$0.01	$0.06	$0.08

Diluted - pro forma	$0.05	$(0.13)	$0.06	$(0.09)

See Item 2 of Part I entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations for an additional discussion of our stock option plans.

Restricted Stock Units – In the quarter ended February 28, 2006 we changed from granting stock options as a primary means of stock compensation to granting RSUs. We grant RSUs out of our stockholder-approved 1997 Equity Incentive Plan. Each RSU represents the right to receive a share of common stock and typically is subject to vesting requirements, normally on an annual basis over four years. Stock is issued to the grantee at each annual vesting date. When the stock is issued at vesting, the employee may elect to have fewer shares granted, with the amount of the reduction used to cover the minimum income and social security tax withholding requirements under IRS rules. The fair value of any RSUs grant is the market price of the common stock on the date of grant and is recognized as compensation expense over the vesting period. As of May 31, 2006, there was a total of $564,248 of unrecognized compensation cost related to nonvested RSUs granted. The total cost is expected to be recognized over a weighted-average period of 3.7 years. The following table sets forth the status of our RSU compensation activity as of May 31, 2006:

Nonvested Shares	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at November 30, 2005	0	$0.00
Granted	110,700	$5.69
Vested	0	$0.00
Cancelled	(800)	$5.69

Nonvested at May 31, 2006	109,900	$5.69

6. EARNINGS PER SHARE

Our earnings per share is computed by dividing the net earnings by the weighted average shares of common stock outstanding during the period. Our diluted earnings per share is computed by dividing net earnings by the weighted average number of common and potentially dilutive shares. Potentially dilutive shares are derived from outstanding stock options, warrants and RSUs that have an exercise price less than the weighted average market price of our common stock. Any options and warrants with an exercise price greater than the weighted average market price of our common stock are considered antidilutive and are excluded from the computation of diluted earnings per share. In a period of net loss, all outstanding options, warrants and RSUs are considered antidilutive. The number of common stock options, warrants and RSUs considered antidilutive and thus excluded from the year to date diluted earnings or loss per share computation at May 31, 2006 and 2005 were 1,177,851 and 660,311, respectively.

7. SALES REVENUE

The following table sets forth the components of our sales and the percentage relationship of the components to sales by product area for the periods indicated (in thousands, except percentage data):

	Amounts				% of Total
	Three Months Ended May 31,		Nine Months Ended May 31,		Three Months Ended May 31,		Nine Months Ended May 31,
	2006	2005	2006	2005	2006	2005	2006	2005
Product Sales:
Low-power Product Group:
Low-power Components	$3,245	$2,989	$9,946	$10,993	22%	26%	25%	31%
Virtual Wire™ radio products	3,680	2,734	10,435	9,002	25	24	26	26

Subtotal	6,925	5,723	20,381	19,995	47	50	51	57

Communications Products Group:

Frequency Control Modules	1,133	993	2,804	3,038	8	9	7	9
Filters	6,522	4,491	16,104	11,457	44	40	41	33

Subtotal	7,655	5,484	18,908	14,495	52	49	48	42

Total Product Sales	14,580	11,207	39,289	34,490	99	99	99	99
Technology development sales	116	77	396	240	1	1	1	1

Total Sales	$14,696	$11,284	$39,685	$34,730	100%	100%	100%	100%

An immaterial amount of sales of Wireless System module products are included in Virtual Wire radio products and Technology development sales. International sales were approximately 60% or $8,755 during the current quarter and 64% or $7,191 during the comparable quarter of the prior year. We consider all product sales with a delivery destination outside of North America to be international sales.

8. INCOME TAXES

During the nine months ended May 31, 2006 and 2005, we realized book income before income tax of $527,000 and $662,000, respectively. In both the current and prior year we recorded small provisions for state income tax and in the current year we also recorded a provision for alternative minimum federal income tax. We expect to record relatively small income tax provisions in future periods. The net alternative minimum federal tax is expected to be approximately 3% of taxable income prior to applying loss carry forwards and other credits. We continue to maintain a full valuation allowance on our deferred tax assets due to prior period losses, as well as the general economic environment. However, we retain the tax benefits involved and we will realize the benefit in future periods (1) to the extent we have taxable income in a reported period for which we utilize some of the tax benefit and (2) whenever, and to the extent, management concludes that it is more likely than not that we will also realize some of the tax benefits in future periods.

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

Our base low-power components have declined in sales due to decreased average selling prices in competitive automotive and other markets. As a result, we have focused our product and market development on products which we feel offer a technical edge and have greater gross margin potential. A key factor in our sales performance is whether or not we develop and sell enough new products to offset the decline in selling price and unit volume of our older products. The overall economic conditions in the electronics industry, which has historically experienced extreme increases and decreases in demand within short periods of time, are another key factor that influences our sales performance. We believe our markets are currently in a period of stable overall demand. A key factor in our gross margin performance is whether or not we can reduce our costs (through innovation and increased volume) and improve our product mix towards higher margin products to offset expected declines in average selling prices.

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

Results of Operations

In this next section we will discuss our financial statements. In this discussion, we will make comparisons between the following periods, which we believe are relevant to understanding trends in our business:

•	The current quarter and current year-to-date, each ended May 31, 2006, of the fiscal year ending August 31, 2006, in comparison to the comparable quarter of the prior year and prior year-to-date period, each ended May 31, 2005.

•	Certain comparisons with the three months ended February 28, 2006 (previous quarter) are provided where we believe it is useful to the understanding of trends.

•	There are some forward-looking statements that refer to our subsequent quarter ending August 31, 2006 (next quarter or fourth quarter).

The selected financial data for the periods presented may not be indicative of our future financial condition or results of operations.

The following table illustrates operating results for the four quarters of fiscal 2005 and the first three quarters of fiscal 2006. These figures will be used when discussing trends in the following section.

	Fiscal 2005 Quarter Ended				Fiscal 2006 Quarter Ended
	Nov. 30	Feb. 28	May 31	Aug. 31	Nov. 30	Feb. 28	May 31
Sales by product area:
Low-power components	$4,165	$3,839	$2,989	$4,619	$3,590	$3,111	$3,245
Virtual Wire™ Radio products	3,053	3,215	2,734	2,278	3,335	3,420	3,680
Frequency control modules	1,178	867	993	642	511	1,160	1,133
Filters	3,643	3,323	4,491	3,721	4,758	4,824	6,522
Technology development sales	124	39	77	232	102	178	116

Total sales	12,163	11,283	11,284	11,492	12,296	12,693	14,696
Cost of sales	8,573	7,878	8,128	8,441	8,978	8,906	10,428

Gross profit	3,590	3,405	3,156	3,051	3,318	3,787	4,268
% of sales	29.5%	30.2%	28.0%	26.5%	27.0%	29.8%	29.0%

Operating expenses:
Research and development	1,063	1,119	1,105	1,094	1,176	1,131	1,143
Sales and marketing	1,364	1,347	1,318	1,357	1,492	1,632	1,741
General and administrative	734	714	726	788	750	810	886

Total	3,161	3,180	3,149	3,239	3,418	3,573	3,770

Income (loss) from operations	429	225	7	(188)	(100)	214	498
Other income (expense), net	0	4	(3)	(30)	52	(69)	(68)

Income (loss) before income taxes	429	229	4	(218)	(48)	145	430
Income tax expense (benefit)	22	8	(54)	(16)	1	5	17

Net income (loss)	$407	$221	$58	$(202)	$(49)	$140	$413

The following table sets forth, for the three and nine months ended May 31, 2006, and 2005, (a) the percentage relationship of certain items from our statements of operations to sales and (b) the percentage change in these items between the current period and the comparable period of the prior year:

	Percentage of Total Sales				Percentage Change From
	Three Months Ended May 31,		Nine Months Ended May 31,		Three Months Ended May 2005 to 2006	Nine Months Ended May 2005 to 2006
	2006	2005	2006	2005
Sales	100%	100%	100%	100%	30%	14%
Cost of sales	71	72	72	71	28	15

Gross profit	29	28	28	29	35	12

Research and development	8	10	9	9	3	5
Sales and marketing	12	12	12	12	32	21
General and administrative	6	6	6	6	22	13

Total operating expenses	26	28	27	27	20	13

Income from operations	3	0	1	2	7,014	(7)
Other expense, net	0	0	0	0	2,167	8,600

Income before income taxes	3	0	1	2	10,650	(20)
Income tax expense (benefit)	0	(1)	0	0	132	196

Net income	3%	1%	1%	2%	612%	(27)%

Sales

Overall Sales Trends for Current Quarter Compared to the Prior Year and Previous Quarter

Total sales increased 30% in the current quarter compared to the comparable quarter of the prior year and increased 16% compared to the previous quarter. These increased sales were due primarily to an increase in the number of units sold in all of our four product lines, particularly filters for satellite radio applications. Sales were at record levels for both filters and Virtual Wire™ Short-range Radio products. We have devoted most of our product development efforts to those two product lines in recent years and most of the sales increases were for newer products that are gaining market acceptance. Our new Virtual Wire™ Short-range Radio products include both custom and standard modules for our Wireless Systems, a new line of RFICs and the first shipments of our third generation of our hybrid technology. The product line sales trends are discussed in more detail in the section entitled “Product Line Sales Trends” below.

Ongoing decreases in average selling prices have had a negative effect on our sales. On a year-to-date basis, our product lines experienced a decrease in average selling prices of 1% to 11%. We compete in very price competitive markets in which customers have the power to require decreasing prices over time. In addition, we understand that as new products ramp up in volume our customers expect economies of scale to result in lower pricing. For a discussion of strategies for sustaining gross profit, see “Gross Profit” below.

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

Year-to-Date Sales Trends

Sales for the current year-to-date period increased 14% over the prior comparable year-to-date period. Filter and Virtual Wire™ Short-range Radio had increased sales due to an increase in the number of units sold, primarily for new products. The most significant change was a 41% increase in filter sales over the previous year, primarily related to an ongoing increase in the number of units sold for the relatively new satellite radio application. Low-power components had decreased sales due to a decrease in the number of units sold. The 10% decrease in low-power component sales was primarily caused by lower North American automotive production schedules. We have anticipated the decline in sales of low-power components products so we have focused our product and market development efforts on our other products for some time. In recent years we have introduced many new products for several rapidly growing wireless markets. These include Virtual Wire™ Short-range Radio products for AMR applications, frequency control modules for optical timing and work station applications and filters for satellite radio applications. Most of these products experienced an increase in sales as a result of increased market acceptance. Our ability to grow sales in the future will be largely dependent on our ability to develop and sell new products in amounts great enough to more than offset the anticipated decline in sales for our older low-power components.

Product Line Sales Trends

Filters

Sales of filter products in the current quarter increased 45% from the comparable quarter of the prior year and 35% from the previous quarter. Both sales increases were primarily due to an increase in the number of units sold as a result of greater market acceptance of relatively new products for satellite radio applications. The unit increase from the prior comparable period was 74% and 55% from the previous quarter. Included in sales this quarter were approximately $1.3 million in sales for filters that support a next generation chipset for one of the major providers. We believe sales for the current quarter were at very high levels due to promotions and the change over to a new chipset that were occurring at several contract manufacturers. The current quarter also included increased sales for several new products serving the Chinese telecommunications market.

We provide filters for both Sirius Satellite Radio Inc. (NASDAQ:SIRI) and XM Satellite Radio Holdings, Inc. (NASDAQ:XMSR) and we are working with them on future generations of product. We expect sales in units for the satellite radio application will continue to increase as subscriptions for those services continue to increase. We have seen growth in both automotive and general consumer applications for satellite radio service develop. The consumer portion of the satellite radio market is characterized by very short lead times as the firms manufacturing the radios wait for orders from retail customers before placing orders for components. As a result, forecasting is very difficult.

The market for satellite radio filters appears to be more price competitive than we have seen for some of the markets we serve. As a result, we reduced prices to maintain our market position, which partially offset the impact of an increase in number of units sold. The decrease in average selling price for the current year-to-date period was 11% in comparison to the prior year-to-date period. We anticipate that this trend towards lower prices will continue or even accelerate as later generations of satellite radio products begin to ship in greater volume. At a result, although we expect the trend for an increasing number of units sold to continue, this may be largely offset by the trend for lower average selling prices. Therefore, it is not clear that we can maintain the trend of increased overall filter sales.

Virtual Wire™ Short-range Radio products

Virtual Wire™ Short-range Radio products sales in the current quarter increased 35% from the comparable quarter of the prior year and 8% in comparison to the previous quarter. The sales increase in both periods was primarily due to an increase in the number of units sold for industrial automated meter reading, or AMR, applications, due to production level increases on the part of those customers. This was partially offset by decreases in average selling prices, due to the introduction of radio frequency integrated circuit, or RFIC, products, which have lower average selling prices and a reduction in sales for a medical application which has relatively high selling prices.

We have devoted significant resources to developing and marketing new Virtual Wire™ Short-range Radio products. We believe these products offer potential for significant growth in sales in numerous wireless applications, particularly for applications that require small size and low power consumption. We intend to continue working with our customers to develop new applications using Virtual Wire™ Short-range Radio products and we expect future sales increases for these products. In the current quarter we began shipping small quantities of our third generation of this product, which will add several new features. We expect increased sales from the new third generation of Virtual Wire™ Short-range Radio products and the new line of RFIC products as they are more widely accepted in the market. However, it is difficult for us to predict when, or if, these new products will have a significant impact on our sales.

Wireless Systems

During the prior year, we formed the Wireless Systems group as part of our long range strategic plan. We are investing considerable resources in product and marketing development to support our strategic plan, amounting to approximately $200,000 in additional quarterly operating expense compared to the prior year. We intend to take advantage of our applications expertise and our core radio technology and partner with others to develop and market higher level products that fit the low power consumption requirements of what we believe to be a very large potential market for us.

In the current quarter we qualified one of our offshore contract manufacturers to produce both our custom and our standard wireless modules. We also were awarded our first patent for a Wireless Systems product. During the current year we have reached agreements for alternative radio technologies and software protocol to broaden our flexibility in meeting customer requirements and we have entered into contracts that have the potential to result in more than a million dollars of sales deliverable in calendar year 2006. Sales for Wireless Systems products are included in Virtual Wire™ Short-range Radio products and technology development sales. However, it is difficult for us to predict when, or if, these products will have a significant impact on our sales.

Low-power Components

Low-power component sales in the current quarter increased 9% from the comparable quarter of the prior year, and 4% from the previous quarter. In both cases, the increase was mostly due to an increase in the number of units sold. The increase in both cases was largely due to a seasonal increase in a ramping toy application. This is a temporary change from the trend we have seen in recent quarters for a reduction in the number of low-power components units sold in comparison to the prior year primarily due to reduction in base production schedules at several of our customers, including the tire pressure monitoring, or TPM, application. Sales of low-power components have been significantly influenced in the past by changing production schedules for automotive customers and we expect this to continue. We have seen a general reduction in the production schedules of most of our automotive customers. In addition, we are seeing declining sales for some of our older products; including TO-39 package style products and surface mount products for remote keyless entry, or RKE, applications. This continues an ongoing trend for sales of these older products to decline as customers either convert their use for these products to other technologies (phase lock loop technology without a requirement for a SAW element) or to other very low-priced competitors.

Since the end of the current quarter we have been informed by a key customer that most of the TPM applications we have been supporting have also been converted to alternate technology (an integrated RFIC total solution). The delay in implementing the regulations of the six year old Tread Act allowed alternate technologies time to penetrate this application with a customized solution. Therefore we no longer believe the TPM application will be a significant driver for future growth, although some level of sales will continue indefinitely.

The decline in sales of our TPM application in the current quarter actually resulted in a slight increase in average selling prices for low-power components. However, we still face on an ongoing trend towards lower average selling prices because a primary market for these products is automotive, which is very price competitive and we have had to reduce average selling prices significantly to maintain our market position. We expect the trend of lower average selling prices for low-power components to continue. As a result of lower average selling prices and a trend toward lower sales for older products, we think sales of low-power components are unlikely to increase significantly and may continue to decline.

Frequency Control Modules

Sales of frequency control modules in the current quarter increased 14% from the comparable quarter of the previous year and decreased 2% from the previous quarter. The increase from the comparable quarter of the prior year was primarily due to an increase in the number of units sold for work station and internet backbone applications. We believe most of the increase in sales was a result of a return to more normal economic conditions in the markets we serve, as the prior period was at historically low levels. Sales of frequency control modules have been very volatile in prior periods, depending on economic conditions in the markets served. We believe economic conditions in relevant markets may stay at their current levels for the immediate future.

Other Sales Trends

The following table provides additional data concerning our sales:

	Percentage of Sales
	Current Quarter	Comparable Quarter	Previous Quarter
Sales to top five customers	51%	45%	45%
Distribution sales	28%	28%	26%
Number of customers with 10% or more sales	Four	Two	Two
Sales to 10% or more customer	47%	23%	22%
International sales	60%	64%	51%

There were four customers that each accounted for more than 10% of sales in the current quarter. This compares to just two customers in the previous quarter and the comparable quarter of the prior year. The increase in the percentage of sales to the top five and ten customers and the number of customers with 10% or more of sales results from the increase in sales to the manufacturers of satellite radio systems or to distributors that service them. One of those manufacturers is Delphi Corporation, which is currently in Chapter 11 bankruptcy and involved in negotiations with its labor unions. While we are encouraged by the reported progress in those negotiations, a protracted strike in the North American automotive industry could have a significant adverse impact on our operations.

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

Guidance

Based upon our strong bookings, we expect sales in our fourth quarter to increase 20% to 25% as compared to the fourth quarter of last year, and to decrease 2% to 6% compared to the current quarter. Most of our customers are unable to forecast accurately the demand for their products beyond several months. As a result, we cannot make an estimate of sales beyond the next quarter.

Stock Compensation Expense

At the beginning of the current year, we adopted FASB Statement 123(R). Most of the expense that was recorded related to the unvested portion of stock grants that were made in prior years. In addition, the current quarter includes the impact of restricted stock units, or RSUs. We have switched to RSUs as our primary stock compensation vehicle in lieu of stock options in future periods to better match the employees’ perceived benefit with the financial statement cost. Also, RSUs result in less dilution and less expense.

The adoption of FASB Statement 123(R) and change to RSUs in lieu of stock options has resulted in recording additional stock compensation expense in the current fiscal year as follows:

	Quarter	Year to Date
Cost of Sales	$29,000	$141,000
Research and development expense	17,000	69,000
Sales and marketing expense	30,000	110,000
General and administrative expense	51,000	153,000

Total additional stock compensation expense	$127,000	$473,000

The adoption of FASB Statement 123(R) did not affect our accounting treatment of stock options granted to consultants and is not reflected in the table above. Stock compensation expense for consultant’s stock options of $6,000 and $27,000 for the quarter and year-to-date, respectively, was recognized as it has been in prior years.

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

Gross Profit

Overall Gross Profit Trends for Current Quarter Compared to the Prior Year and Previous Quarter

The current quarter gross margin of 29.0% increased 100 basis points from 28.0% in the comparable quarter of the prior year and decreased 80 basis points from 29.8% in the previous quarter. The 1.0% increase in gross margin from the comparable quarter of the prior year was primarily due the impact of increased sales volume on relatively significant fixed manufacturing overhead costs, reducing overhead cost on a per-unit basis. Fixed manufacturing costs include a significant amount of depreciation expense for manufacturing equipment. This offset the impact of a decrease in average selling prices of most volume products, including a 16% decrease in filter average selling price compared to the comparable quarter of the prior year. As in prior periods, we were generally able to achieve cost reductions on our volume product lines on a per-unit basis, both in comparison to the prior year and in comparison to the previous quarter. The cost reductions on a per-unit basis allowed us to improve margins on a year to year basis for each of the product lines, except for the filter products, for which the decrease in average selling prices was slightly greater than the cost reductions. On a year-to-date basis, we have been able to maintain our filter margins, despite an 11% decrease in average selling prices.

The decrease in gross margin from the previous quarter was primarily due to a change in product mix towards filters, which have below-average margins. Our higher-priced products, such as Virtual Wire™ Short-range Radio products and frequency control modules, have a greater long-term potential for strong gross margins than the very price-sensitive low-power components and filters. A shift in sales away from these higher-priced products has a negative impact on margins. These products in the current quarter represented 33% of total sales, compared to 36% in the previous quarter. Our new product development efforts, such as modules that incorporate our radio technology, are focused on higher-priced products.

The current year-to-date gross margin was 28.7%, which is a decrease from the gross margin of 29.2% last year. The decrease from the comparable year-to-date period of the prior year was primarily due to a slightly unfavorable shift in product mix. The higher-margin Virtual Wire™ Short-range Radio products and frequency control modules were only 33% of total sales compared to 35% in the comparable year-to-date period. The net impact between decreased average selling prices and lower per-unit manufacturing costs was almost neutral on a year-to-date bases. The year-over-year decrease in average selling prices for our volume product lines ranged from almost 1% (for low-power components) to 11% (for filters). The two products that had an increase in the number of units shipped (Virtual Wire™ Short-range Radio and filter products) were able to achieve reductions in manufacturing costs per unit that equaled or bettered the selling price impact. However, the low-power components product line had a decrease in unit volume and had a small cost increase, resulting in lower margins for that product. In addition, the impact of the stock compensation expense mentioned in the separate section above was an increase in cost that equaled 0.2% of sales. The net effect was that in the current year-to-date period overall costs did not decrease as fast as selling prices, so gross margins were slightly lower.

Factors Influencing Gross Margins

Our gross margin continues to be influenced by several factors, some of which are favorable and some of which are unfavorable.

There are two favorable factors that are the result of our long-term efforts to improve gross margins. First, each of our product lines has achieved cost reduction on a year-over-year per-unit manufacturing cost basis for the past several years. The only exception has been the low-power component product line in the last year as unit volume has decreased, resulting in higher overhead-per-unit costs. We devote considerable resources to obtaining purchasing savings and in working with our suppliers and outside contractors to improve yields, increase productivity and to improve processes that result in lower costs. We intend to continue our efforts to reduce manufacturing costs in future periods. Second, we have generally had an improvement in product mix. Products such as Virtual Wire™ Short-range Radio products, Wireless Systems products and frequency control modules have a greater long-term potential for gross margins than the very price-sensitive low-power component and filter products. A shift in sales to these products has a positive impact on margins. This was not evident in the decrease in margins between the second and third quarters. However, our new product development, such as the Wireless Systems effort, is focused on higher value-added products and our plan is to rely heavily on these new products for future sales growth and margin improvement. We expect this trend of favorable shifts in product mix to continue, although there may be some fluctuation in individual periods as we saw in the current quarter.

As mentioned in the sales section, we face the continuing negative impact of declining average selling prices as a result of competitive conditions in the markets we serve. We expect the trend of lower prices to continue, although the impact in the current quarter was moderate in some respects as described above in the discussion titled Overall Sales Trends for the Current Quarter Compared to the Prior Year and Previous Quarter. Therefore, our ongoing efforts to reduce manufacturing costs are an important factor in maintaining gross margins. As mentioned above, the volume of units sold and produced has a negative impact when the number of units is decreased and relatively high levels of fixed manufacturing costs are spread over fewer units. Another negative impact we experience from time to time relates to start-up costs for new products entering the volume manufacturing process.

Guidance

The discussion above indicates that there are numerous factors that may have a material impact on our gross margins. Any one of them could cause a significant change in gross margin in either a favorable or unfavorable way, depending on the circumstances. In recent quarters we have seen the impact that an unexpected shift in product mix or product start-up cost has on us. This makes estimates of our gross margin very difficult. For the fourth quarter, we expect to see a product mix that will be heavily weighted toward our filter and component products, including some filters for next generation satellite radio chipsets. As a result, we believe that gross margins in the fourth quarter of fiscal 2006 will be in the 27% to 29% range. It should be noted, however, that there is uncertainty as to whether our cost reduction efforts will be sufficient to offset the impact of lower average selling prices in any specific future period.

Research and Development Expense

Research and development expense was $1.1 million in the current quarter, compared to $1.1 million in both the comparable quarter of the prior year and nearly the same amount as in the previous quarter. The $38,000 increase in research and development expense compared to the comparable quarter of the prior year results from increases in personnel costs being partially offset by a decrease in outside consulting expenses due to completion of a wireless solutions project and a shift in expense of $47,000 to cost of sales. The expense included in cost of sales in the current quarter is primarily related to relatively large contracts for which we are doing design engineering services for wireless systems customers. The increase in overall engineering expense is consistent with our plan to increase research and development efforts to develop new products and new processes to manufacture them.

Year-to-date research and development expense was $3.5 million compared to $3.3 million in the prior year-to-date period. The research and development expense for the current year does not include the impact of a $223,000 increase in cost of sales in comparison to the previous year-to-date period, also primarily to support Wireless Systems design services sales. On an overall basis, this is an 11% increase in spending, which reflects our decision to significantly increase our product development efforts to bring new products to market. We believe that the continued development of our technology and new products is essential to our growth and success and are committed to continue to devote significant resources to research and development. We expect that research and development expense will be comparable or slightly increased in absolute dollars in the next quarter; although some of these costs may be reflected in cost of sales related to technology development sales.

Sales and Marketing Expense

Current quarter sales and marketing expense was $1.7 million, compared to $1.3 million in the comparable quarter of the prior year and $1.6 million in the previous quarter. The 32% increase from the prior year was primarily due to increased sales commission expense related to increased sales, additional personnel and other costs related to our effort to increase sales, particularly for Wireless Systems products, as well as the recognition of stock compensation expense described in the discussion titled Stock Compensation Expense. Year-to-date sales and marketing expense was $4.9 million compared to $4.0 million for the comparable year-to-date period. This 21% increase also occurred for the same reasons. We expect to incur comparable sales and marketing expense in absolute dollars in the next quarter, including sales commission expense which will fluctuate in line with sales levels.

General and Administrative Expense

General and administrative expenses were $886,000 for the current quarter, compared to $726,000 for the comparable quarter of the prior year and $810,000 in the previous quarter. This was a 22% increase from the comparable quarter of the prior year and a 9% increase from the previous quarter. This increase over the comparable period was primarily due to increased executive compensation and the recognition of stock-based compensation expense described earlier, offset by the lower cost of implementing Section 404 of the Sarbanes-Oxley Act, or SOX. These SOX-related costs were high last year as we were implementing our systems. Legal fees of approximately $100,000 related to a settled matter were unusually high in the current quarter. Year-to-date general and administrative expense was $2.4 million for the current year, compared to $2.2 million for the prior year year-to-date period. The net 13% increase in expense resulted from the same factors that influenced the quarterly changes. We expect to incur slightly increased general and administrative expense in absolute dollars in the next quarter.

Total Operating Expenses

Operating expenses increased $621,000 over the prior year and $197,000 over the previous quarter. The primary reason for the increase over the prior year is the recognition of $98,000 in stock compensation expense in the current quarter, increased sales commission expense of $226,000 related to increased sales and the impact of our program to make selected personnel additions to support our strategic business plan. These headcount additions resulted in approximately $244,000 in additional cost in the current quarter compared to the comparable quarter of the prior year. Total operating expenses were 26% of sales for the current quarter, compared to 28% for both the previous quarter and the comparable quarter of the prior year. The reduction in operating expense in the current quarter was due to the rapid increase in sales that was not matched by comparable spending levels.

Year-to-date operating expenses were 27% of sales, the same percentage as for the prior year-to-date period. In this case, spending levels increased at approximately the same rate as sales. In absolute dollars, operating expenses increased $1.3 million or 13% on a year-to-date basis, which consisted of $332,000 due to increased stock compensation expense, $338,000 due to increased sales commission expense related to increased sales and approximately $700,000 due to our support of strategic programs. Other expenses, such as SOX-related costs, were slightly lower.

Guidance on Operating Expenses

Our third quarter operating expense is expected to increase as we continue to execute our Wireless Systems strategy. In addition, we expect sales commission expense to fluctuate in line with sales.

Other Income (Expense)

Total other income (expense) was $68,000 of expense in the current quarter, compared to $3,000 in expense for the comparable quarter of the prior year and $69,000 in expense the previous quarter. The increase in expense from the prior year was primarily related to start-up costs for a wireless systems investment that we account for as minority interest. Partially offsetting this was an increase in interest income due to increasing interest rates and increased cash balances. Year-to-date total other income

(expense) was $85,000 in expense, compared to $1,000 in income in the prior year. The increase in expense from the prior year was primarily related to start-up costs for a wireless systems investment that we account for as minority interest. This was partially offset by an increase in interest income from cash investments. We believe that other income (expense) will remain at comparable levels of expense due to wireless systems investments for the next quarter.

Income Tax Expense

In both the current and prior years we recorded small provisions for state income tax. In the current year, because of an NOL carry-forward, we had a small provision for net alternative minimum federal tax. We expect to record relatively small income tax provisions in the near future relating to operations. In fiscal 2006 the net alternative minimum federal tax is expected to cause a tax expense of approximately 3% of taxable income.

In fiscal 2001, we fully reserved, in a non-cash charge, all tax benefits that had been recorded prior to that point in accordance with FAS 109. We continue to maintain a full valuation allowance on our deferred tax assets due to our historical losses and a limited history of taxable income. However, we retain the tax benefits involved and we will realize the benefit in future periods to the extent we are profitable. As of the end of the last fiscal year, we had income tax carry-forwards and other potential tax benefits available to reduce future federal taxable income by approximately $17.8 million. The net operating loss carry-forward begins to expire on August 31, 2020.

We do not expect to record any significant future federal income tax benefits or expense until the recovery of deferred tax assets is more likely than not.

Earnings Per Share

Net income was $413,000, or $0.05 per diluted share, in the current quarter, compared to $58,000, or $0.01 per diluted share, for the comparable quarter of the prior year and net income of $140,000 or $0.02 per diluted share for the previous quarter. The increases in both periods were largely a result of increased sales and resulting increased gross margins that were partially offset by increased operating expense.

Year-to-date net income was $504,000 or $0.06 per diluted share compared to $686,000 or $0.08 per diluted share. This is despite the impact of a 14% increase in sales and the resulting increase in gross margin. Two factors were primarily responsible for the decrease in net income: (1) approximately $700,000 in additional operating expenses related to headcount additions to support our strategic plan and (2) a $473,000 increase in stock compensation expense as a result of the adoption of FASB Statement 123(R) and our change to RSUs in lieu of stock options.

Financial Condition

Financing Arrangements

Our banking agreement and its status at the end of the current quarter are described in Note 4 to our Financial Statements included in this report.

Our revolving line of credit agreement contains customary financial covenants. We were in compliance with all covenants as of May 31, 2006. Although we believe that we will be able to continue to comply with such covenants, there is no assurance that this will occur. Should there be a covenant violation when we have outstanding borrowings and there is not a waiver or amendment, the maturity of our debt could be accelerated. In that case, other sources of cash would be needed to support our operations. The banking agreement will expire on December 31, 2006.

At May 31, 2006, we maintained access to the revolving line-of-credit. There have been no borrowings against the line of credit during the current year. Loan advances of approximately $6.1 million were available under our current borrowing base.

Liquidity

The major source of liquidity at May 31, 2006, consisted of $5.8 million of cash and $6.1 million available under the banking agreement. Net cash provided by operating activities was $1.9 million for the current year-to-date period as compared to $3.5 million for the comparable period of the prior year. While net income was $182,000 lower in the current year, it was more than offset by a $220,000 increase in noncash items included in net income. Non-cash items included in net income, such as depreciation and stock-based compensation, totaled $2.1 million in the current year-to-date period, compared to $1.8 million in the prior year. The increase in noncash items was primarily due to an increase in stock-based compensation of $449,000.

The decrease in net cash provided by operations was primarily due to a $0.9 million increase in working capital needed to support our increase in sales this year, compared to a $1.1 million decrease in working capital on slightly decreased sales in the prior year. The biggest change was a $1.8 million in increased trade receivables resulting from the large sales increase. Collections of our receivables on a days-sales-outstanding measurement remained in the mid 50’s in the current quarter. Past due accounts continued to be insignificant. Trade receivables decreased $262,000 in the prior year, reflecting lower sales. Liabilities like accounts payable and accrued expenses increased $1.6 million due to an increased scope of operations in the current year, compared to only $550,000 in the prior year. This partially offset the increase in receivables in the current year. We continued to be within payment terms with our vendors in fiscal 2006. Another factor resulting in reduced operating cash flow was increased inventory of $389,000 in the current year to support the new product lines that we have introduced.

As we have done in the last four fiscal years, we expect to maintain positive cash flow from operations for fiscal 2006. We believe continued positive cash flow, as well as access to our credit facilities, will be sufficient to maintain normal operations for the next twelve months.

Cash used in investing activities was $1.8 million for the current year-to-date period, as compared to $1.2 million for the prior year-to-date period. In each case, the primary investing activity was capital spending. We expect to acquire up to $2.2 million of capital equipment by the end of fiscal 2006, primarily related to the development of new software systems and new products.

Net cash provided from financing activities was $298,000 in the current year-to-date period, compared to $214,000 in the prior year-to-date period. In the current year, $396,000 was generated from sales of stock related to our stock compensation programs, compared to $302,000 in the prior year.

As of May 31, 2006, we had approximately $6.1 million available in cash under our banking arrangement based upon the borrowing base, which is derived from trade accounts receivable. In addition, approximately $3.9 million may become available under the revolving credit facility if our borrowing base were to increase sufficiently to support the increased borrowing. We are not able to say when or if an increase in our future borrowing base will happen because of our inability to project sales levels very far into the future due to limited lead times on orders placed with us by our customers.

Operating cash flow turned strongly positive in the current quarter at $1.4 million, offsetting the previous quarter’s first negative operating cash flow in the last twenty one quarters. We expect operating cash flow to continue to be strongly positive for the year. Despite our recent history of positive cash flow, a reduction in sales or gross margins could occur due to economic or other factors. We believe that cash generated from operations, our cash balances and the amounts available under our credit facility will be sufficient to meet our cash requirements for the next twelve months. If for any reason these sources of funds are not sufficient to meet our requirements, we may be required to raise additional funds. We cannot guarantee that we would be able to obtain additional financing or, if available, that it would be available to us on acceptable terms. Should that happen, there could be a significant adverse impact on our operations.

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

(b) General Stock Option Information

Summary of Stock Option Activity

The following is a summary of stock option activity for the fiscal year ended August 31, 2005 and the nine months ended May 31, 2006:

		Options Outstanding
		Shares Available for Options (#)	Number of Shares (#)	Weighted Average Exercise Price ($)
Balance at	August 31, 2004	466,852	2,069,003	$6.30
	Grants	(292,296)	292,296	$5.71
	Exercises	—	(102,558)	$4.12
	Cancellations	31,666	(31,666)	$8.77
	Cancel shares reserved in expired Plan	(28,542)	—	—

Balance at	August 31, 2005	177,680	2,227,075	$6.29
	Grants-stock options	(6,000)	6,000	$5.01
	Grants-restricted stock units	(110,700)	—	—
	Exercises	—	(71,021)	$3.47
	Cancellations-stock options	76,262	(76,262)	$7.16
	Cancellations-restricted stock units	800	—	—
	Additional shares reserved	400,000	—	—

Balance at	May 31, 2006	538,042	2,085,792	$6.35

In-the-Money and Out-of-the-Money Stock Option Information

The following table compares the number of shares subject to stock option grants with exercise prices below the closing price of our common stock at May 31, 2006 (referred to as “In-the-Money”) with the number of shares subject to stock option grants with exercise prices equal to or greater than the closing price of our common stock at May 31, 2006 (referred to as “Out-of-the-Money”). The closing price of our common stock at May 31, 2006 was $6.00 per share.

	Exercisable		Unexercisable		Total
As of End of Quarter	Shares (#)	Wtd. Avg. Exercise Price ($)	Shares (#)	Wtd. Avg. Exercise Price ($)	Shares (#)	Wtd. Avg. Exercise Price ($)
In-the-Money	850,266	$3.66	61,575	$3.56	911,841	$3.65
Out-of-the-Money	1,128,290	$8.47	45,661	$7.66	1,173,951	$8.44

Total Options Outstanding	1,978,556	$6.40	107,236	$5.30	2,085,792	$6.35

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A significant portion of our products have a manufacturing process in a foreign jurisdiction and are sold in foreign jurisdictions. We manage our exposure to currency exchange fluctuations by denominating most transactions in U.S. dollars. We consider the amount of our foreign currency exchange rate risk to be immaterial as of May 31, 2006 and accordingly have not hedged any such risk.

ITEM 4. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported in a timely manner. There have been no changes in our internal control over financial reporting during the quarter ended May 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 6. EXHIBITS

(a)	Exhibits. We hereby incorporate by reference all exhibits filed in connection with Form 10-K for the year ended August 31, 2005.

(b)	Exhibits included:

Exhibit	Description
10.3	Executive Compensation – Base Salaries.

31.1	Certificate Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 for CEO.

31.2	Certificate Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 for CFO.

32.1	Certificate Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 for CEO.

32.2	Certificate Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 for CFO.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RF MONOLITHICS, INC.

Dated: July 14, 2006	By:	/s/ David Kirk
David Kirk
CEO, President and Director

Dated: July 14, 2006	By:	/s/ Harley E Barnes III
Harley E Barnes III
CFO

INDEX TO EXHIBITS

Exhibit	Description
10.3	Executive Compensation – Base Salaries.(1)

31.1	Certificate Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 for CEO.(1)

31.2	Certificate Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 for CFO.(1)

32.1	Certificate Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 for CEO.(1)

32.2	Certificate Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 for CFO.(1)

(1)	Filed as an exhibit to this Form 10-Q.