Form 10-K
period 2006-08-31
RF MONOLITHICS INC /DE/
filed 2006-11-20
CIK 922204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

- OR -

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended August 31, 2006

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

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: COMMON STOCK .001 PAR VALUE and PREFERRED SHARE PURCHASE RIGHTS (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act).    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of 15(d) of the Act.    Yes  ☐    No  ☒

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

The aggregate market value of our Common Stock held by nonaffiliates as of October 31, 2006, based on the last reported sale price on the NASDAQ Stock Market composite tape on February 28, 2006 (the last trading date of the registrant’s most recently completed second fiscal quarter), was $41,792,793. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of our outstanding Common Stock have been excluded because such persons may be deemed to be affiliates.

Common Stock outstanding at October 31, 2006: 8,816,229 shares, par value $0.001.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, which will be filed with the Commission on or about December 11, 2006, is incorporated by reference into Part III of this report.

RF MONOLITHICS, INC.

FORM 10-K

YEAR ENDED AUGUST 31, 2006

PART I.

ITEM 1. BUSINESS

RF Monolithics, Inc., or RFM, was organized in 1979 as a Texas corporation and converted to a Delaware corporation in 1994. We design, develop, manufacture and market a broad range of wireless products that are solution-driven and technology-enabled. We have two lines of business - Wireless Solutions and Wireless Components.

Our Wireless Solutions business includes Virtual Wire™ Short-range Radio, Radio Frequency Integrated Circuits, or RFIC, and Module Products. These are wireless radios and the networks that manage and use them. Our goal is to provide customers with a comprehensive solution with a wide variety of alternative products and services for their wireless network applications. These product offerings will be enhanced in our next fiscal year by two acquisitions that were consummated in September, 2006. RFM acquired Cirronet, Inc., or Cirronet, and the business of Caver-Morehead Systems, Inc., or Caver-Morehead (which was acquired by Aleier, Inc., or Aleier, a wholly-owned subsidiary of RFM). See the section below entitled Acquisitions- Subsequent Events at the end of Item 1 for additional information on these transactions. Wireless radios are marketed under the RFM brand. Standard and custom radio modules and packaged radio and network gateway products will be marketed under the Cirronet brand. Asset management platform software and end-applications formerly sold by Caver-Morehead will be marketed under the Aleier brand.

Our Wireless Components business includes low-power components, frequency control modules and filters and is marketed under the RFM brand. Our goal is to provide simple, cost effective solutions that fit our customers’ specialty applications.

We focus our component and radio product development in the frequency range of 50 megahertz, or MHz, to 5.8 gigahertz, or GHz. We market our line of more than 400 radios, radio modules, resonators, filters, clocks and oscillators to distributors, electronic manufacturing service companies and original equipment manufacturers world-wide. Our customers include Acal plc, Avnet Inc., Celestica Inc., Delphi Corporation, Flextronics International, Holy Stone Enterprises, Ki Ryung Electronics Co. Ltd., Schrader Electronics Ltd., Solectron Corporation and Walasey, Ltd.

*	Certain names or marks mentioned herein may be claimed as the property of others.

Advantages of Our Solutions

Our knowledge of various low power radio technologies, microprocessors, link and MESH protocols, antennas, and certification requirements help us meet specific customer requirements in the evolving Wireless Solutions marketplace. Our recent acquisition of Cirronet increases our knowledge of radio systems, RF, or radio frequency, design, protocols, gateway technology, and product packaging. In particular, RFM will gain expertise in products utilizing leading industry technology including Zigbee™, 802.15.4, Bluetooth™, and WiFi. The acquisition of the Caver-Morehead business adds enterprise application and web delivery design capability and specific understanding of the requirements of asset management applications.

The core technology we utilize for our Wireless Component business is surface acoustic wave, or SAW, technology. We believe that our SAW-based products, coupled with our RF design and manufacturing expertise, offer potential customers certain fundamental advantages over alternative technologies.

As electronics applications including automated meter reading, or AMR, and satellite radio migrate to lower power consumption and reduced size, we think demand for RF modules and SAW-discrete components will increase.

Our product offerings combine a complex mix of application assistance, design technology, wafer fabrication capability, hybrid assembly and packaging processes at primarily offshore locations to meet stringent customer performance requirements. The unique features of RFM solutions provide flexible solutions to system designers defining tomorrow’s emerging applications in various market segments.

Markets and Applications

We focus on specific market opportunities where our broad base of Wireless Solutions and Wireless Component technology address application requirements. Our products are primarily incorporated into application designs in five markets: industrial, automotive, consumer, medical and telecommunications.

Industrial

The industrial market includes applications such as AMR, process control, monitoring, security systems, active RF identification, or RFID, tags, bar code reading devices, and custom data link equipment. We believe that the industrial market for wireless module products has enormous growth potential. In published reports (On World report, July 2005), it was estimated that the total market for embedded modules in the industrial segment would grow from an emerging market to approximately $5 billion dollars by 2010. The same study estimated the total market for all embedded modules at $8 billion in 2010. For years we have been a leader in providing energy-efficient Virtual Wire™ Short-range Radio products for the AMR market. In recent years, we have established a Wireless Solutions Group which has developed several proprietary modules, several of which have received FCC certification. We have also entered into contracts with customers for custom products that should result in total shipments of approximately $1 million over a twelve month period. Our recent acquisitions are intended to further increase our capabilities in this targeted market. We intend to be a major player in the emerging machine-to-machine market that is driving towards what has been called the “pervasive internet”. Our Wireless Solutions modules and Virtual Wire™ Short-range Radio products are focused on industrial applications. There are also low-power components and filters sold to this market, primarily for security applications.

Automotive

The automotive industry utilizes SAW-based components in transmitter and receiver designs for remote keyless entry, tire pressure monitoring and satellite radio applications. Satellite radio currently has approximately 14 million subscribers and published reports predict that by 2010 there could be as many as 30 million subscribers. From a technological standpoint, the digital modulation used in satellite radio systems is more efficient than traditional analog AM or FM and achieves near CD quality audio.

Automotive electronic applications continue to grow with the ongoing drive toward smaller size, reduced cost and improved system performance. Our low-power components, Virtual Wire™ Short-range Radio products and filters meet many of the requirements of this automotive market. This market is characterized by fierce competition due to commodity pricing by competitors.

Consumer

The consumer market for our products has increased recently due to the introduction of aftermarket satellite radio products. We believe that there is significant growth potential for other consumer products using our technology such as electronic toys, home security, internet appliances, garage doors, cable TV and a wide variety of other wireless applications. Low-power components, Virtual Wire™ Short-range Radio products and filters may be designed into these and many other consumer applications.

Medical

Emerging standards such as Medical Implant Communications Systems, or MICS, and Wireless Medical Telemetry Systems, or WMTS, have created opportunities for wireless applications in the medical marketplace. These standards are for wireless communication devices outside the body as well as implanted. Our Virtual Wire™ Short-range Radio products are well suited for these applications. Low power consumption and high reliability are critical for device-implanted applications such as insulin pumps, pacemakers and defibrillators. Radio module products are used in medical telemetry applications including real-time wireless ECG monitors, where high transmission reliability and data rate are essential. Our products are only used in data acquisition mode and not in a life-critical function of the device.

Telecommunications

We believe that a number of dynamics within the telecommunication and wireless communications market are opening new applications for SAW technology. The deployment of digital cellular telephone standards, such as Global System for Mobile Communications, or GSM, Code Division Multiple Access, or CDMA, Enhanced Digital Global Evolution, or EDGE, Wideband Code Division Multiple Access, or WCDMA, and Time Division Synchronous Code Division Multiple Access, or TD-SCDMA, has been initiated worldwide. All of these digital cellular telephone standards entail digital modulation, which requires SAW filters that minimize distortion and conform to international cellular telephone standards. RFM’s focus is in providing intermediate filters for the base station infrastructures of this growing market.

Other markets, such as wireless internet access (for example, WiFi) and emerging broadband multimedia (for example, WiMax) will continue to use SAW-based filter and frequency control products. We believe that as broadband wireless communication systems demand more performance to support internet requirements, bandwidth will become the key element that allows information to flow efficiently. This will create a requirement to minimize systems noise present in broadband wireless communication and provide clean timing to maximize throughput around the system’s backbone, which requirements can be met with our filter and frequency control products.

Analog communications, internet infrastructure, high-end computer work station and military applications also create markets for SAW-based frequency control products. Timing integrity and elimination of system noise in circuits are critical for these applications.

Our Wireless Solutions Business

Virtual Wire™ Short-range Radio and RFIC Products

Our hybrid transmitter, receiver and transceiver modules are the primary products included in Virtual Wire™ Short-range Radio products. Our transceiver module, based on our patented Amplifier Sequenced Hybrid, or ASH, technology, offers two-way data communication in a single small module, with performance identical to the separate transmitter and receiver modules, at a lower total cost. Inside the Virtual Wire™ product is a custom RFIC. We recently introduced our third generation of these products, which adds features such as longer range and multi-channel capability. All of these products feature small size, very low power consumption, and excellent RF performance, and provide the system designer flexibility and fast time-to-market for emerging applications. The ASH receiver’s architecture provides exceptional performance with extremely low harmonic radiation and exceptional resistance to electromagnetic interference, which have resulted in our customer’s products receiving international standards certification.

The Virtual Wire™ Short-range Radio product offerings also include complete transceiver design and development kits that provide system designers having minimal RF experience the ability to easily incorporate wireless data transfer into their designs. We also provide software protocols for key applications.

The markets for Virtual Wire™ Short-range Radio products include remote bar code data entry, AMR, point of sale terminals, medical monitoring systems, home automation, consumer sports, data link equipment and wireless thermostats.

This year we introduced a separate line of RFICs to complement the Virtual Wire™ product family for our customers. These chips include transmitter, receiver and transceiver versions to assist customers and provide additional radio alternatives in building their own circuits.

Module Products

Our Wireless Solutions business is focused on the $8 billion embedded modules and similar markets. We believe the key to capturing this market will be the ability to provide a wide variety of products, protocol firmware, software and design services to select and deliver the optimum solution for a given customer’s application.

We have developed both proprietary and custom modules that address this market and have started shipping initial quantities of these products. Besides a variety of radio products, we use several communication protocol systems to manage point-to-point, point-to-multipoint or mesh wireless sensor networks. We also provide gateway and network bridge products to connect different network types to one another. With the Cirronet acquisition, we believe we are in position to offer the broadest ranges of radios, modules and protocols in the industry.

To our knowledge, no one else combines such a broad line of radio offerings with a value added software application. To help customers take full advantage of the wealth of new data provided by low-power radio systems, Aleier provides enterprise level software for tracking assets and managing workflows related to those assets. The Aleier platform is web architected and modularized for maximum flexibility in adapting it to specific customer requirements.

Our Wireless Components Business

Filters

We pioneered the development of several SAW technologies related to the implementation of high performance band-pass filters having low insertion loss. Our filter products are primarily intended for emerging satellite radio, Global Positioning Systems, or GPS, and various telecommunications applications such as TD-SCDMA, Personal Handy-phone System, or PHS, and WiMax. Our products are well suited for satellite radio and the base station infrastructure of these applications. We have focused on intermediate frequency SAW filters based on new SAW structures that provide the best performance. However, we also offer a variety of RF filters.

Our SAW filters are designed to operate at a frequency range of 50 MHz to 2.4 GHz. We face a threat of direct conversion technology and other competitor alternatives that do not operate in the frequency range suitable for SAW filters. Such alternative technologies may negatively affect our ability to penetrate new filter applications.

Frequency Control Modules

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

Our high-frequency clock modules are used in high-bandwidth, high-performance computer systems. Our “Diff Sine” clocks allow network applications to realize improved performance by providing a highly stable frequency source, which results in very low timing variations from one cycle to the next (commonly referred to as “jitter”) and good symmetry across each cycle. We produce commercial and military fixed-frequency and voltage-controlled SAW oscillators. These products are supplied in surface mount or leaded metal packages and are used in applications such as microwave radios, identification-friend-or-foe transponders for commercial and military avionics and precision instrumentation. We have a line of oscillators that uses our patented technology to serve the Optical Dense Wave Division market. These products are targeted for customers in the optical network market, including high-speed routers and the OC768 backbone system.

Low-power Components

Our resonators are used in low-power wireless transmitter and receiver applications, including automotive remote keyless entry and tire pressure monitoring systems, wireless security systems and consumer toys. Our coupled-resonator filters are well suited for radio frequency filter applications, such as the receiver portion of remote keyless entry systems, and input and output filters for other products manufactured by us.

We offer low-power components in both three-lead metal packages, or TO-39 and surface mount packages. We offer a variety of smaller surface mount package styles for these products. The market for low-power components is intensely competitive and subject to price erosion, rapid technological change and product obsolescence.

Manufacturing

We have manufacturing operations in Dallas, Texas and have contractual relationships with a manufacturer in the Philippines (Infiniti Solutions (Phil.) Inc.); a manufacturer in Taiwan (Tai-Saw Technology Co., Ltd.); and a manufacturer in Japan (Morioka Seiko Instruments Inc., a subsidiary of Seiko Instruments, Inc.). These multiple sites provide some back-up capability for our products and operations. The Cirronet acquisition gives us access to four additional contract manufacturers, both domestic and foreign.

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

Our offshore manufacturing arrangements have created additional logistical complexities. However, we are working to reduce these complexities, and have developed the capability to ship directly to our customers from offshore locations to reduce our lead times. We believe that we offer competitive lead times to our customers.

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

Domestic Pilot Assembly

The domestic pilot assembly line is primarily focused on frequency control products, but can manufacture a limited quantity of most product types. Because of this flexibility, it provides additional backup production capability in case of offshore manufacturing disruption. This manufacturing capability also supports customers’ short-term delivery requirements, engineering requirements and new product development.

Offshore Assembly

As noted above, we have manufacturing arrangements with Infiniti Solutions (Phil) Inc., Morioka Seiko Instruments Inc. and Tai-Saw Technology Co., Ltd. Each of these organizations offers a variety of packaging capabilities, including hermetic packaging, which are essential to the manufacture of SAW devices. Each one also possesses an understanding of the unique aspects of SAW component assembly and testing. Module products can also be built at these assembly factories.

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

Quality

Our customers demand an ever-increasing level of quality in our products. We, as well as our partners in the Philippines and Taiwan, have achieved ISO 9001 certification. We have also been certified to the TS 16949 International Quality Standard, as have our Philippine and Taiwan based manufacturing partners. Our Dallas location was also certified to the ISO14001 environmental standard. In addition to continually improving the efficiency and effectiveness of all of our operations, we strive to assure that the features and benefits of our products meet or exceed customer expectations for performance and reliability.

Sales and Marketing

Sales in foreign and North American markets were:

	2006	2005	2004
	Sales	Sales	Sales
International sales:
Europe	$8,326	$9,301	$13,203
Asia	19,457	16,503	14,268
Other	2,159	2,168	2,204

Total International Sales	29,942	27,972	29,675
U.S. and Other North America	24,220	18,250	18,831

Total Sales	$54,162	$46,222	$48,506

We distribute our products in the United States through manufacturers’ representatives managed by our area sales management team (internal sales force). We have authorized three North American distributors (Avnet Inc., Richardson Electronics and Nu Horizons) to stock and sell all of our products. International sales are handled on a nonexclusive basis through manufacturers’ representatives, manufacturers’ representatives acting as distributors and direct sales. With the Cirronet and Caver-Morehead acquisitions, we will have additional sales representative and distribution firms, as well as additional sales and marketing personnel.

The decrease in sales to European customers represents decreases in sales of low-power components and other products into older applications, most of which converted to alternative technologies such as multiple function integrated circuits and phase locked loops. The increase in sales to customers in Asia results both from an increase in business to Asian based customers as well as an increase in sales to contract assemblers in that region that manufacture for end-users all over the world, such as for satellite radio applications. The increase in sales to North American customers in the current year results from additional sales from both the satellite radio and telecommunications applications.

Our international sales are primarily denominated in U.S. currency. We have set up a limited capability to allow customers to buy products at prices denominated in Euros. An increase in the value of the U.S. dollar relative to foreign currencies could have the effect of making our products more expensive and, therefore, potentially less competitive in those markets. Additional risks inherent in international business activities generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, costs and risks of localizing international operations, potentially adverse tax consequences, repatriation of earnings and the burdens of complying with a wide variety of foreign laws. These factors could have a material adverse effect on our sales.

A number of factors may limit or discourage customers from using our products. We assist customers in designing our products into their applications. We often assist our customers under custom product development programs. Both types of assistance can last from six to eighteen months. We cannot predict when or whether a particular customer’s product will be designed and reach volume production status. Furthermore, we cannot predict whether a particular customer will be commercially successful in selling its product. In addition, customers may require their products to be certified with various regulatory agencies, which can further delay introductions of their products into the marketplace. We offer our customers various types of assistance in obtaining certification. However, those customers may not obtain required certifications in a timely manner, or at all. Any one of these factors could result in significant loss or delay of potential sales.

Competition

Wireless Solutions

The markets for our Virtual WireTM and RFIC products are very competitive and are characterized by price erosion, rapid technological change and product obsolescence. With these products, we compete with very large, vertically integrated, international companies, including Texas Instruments, Analog Devices, Infineon, and Maxim along with a larger community of niche suppliers including Nordic, Melexis, and Micrel. The large competitors have substantially greater financial, technical, sales, marketing, distribution and other resources, as well as broader product lines, than we do. Our competitors who have greater financial resources or broader product lines may also be able to engage in sustained price reductions in our markets to gain market share.

The market for radio modules targeting the wireless sensor network market is much less mature and is therefore highly fragmented among a large community of competitors, very few of whom are as large as we are. Due in part to its early state of development, this market is undergoing rapid technological change but without the degree of price erosion experienced in our component business. Some of the more noteworthy competitors include Dust, Sensicast, Crossbow, and now Digi International with its recent acquisition of Maxstream. Of these, we think we currently have the most comprehensive line of products targeting this market segment.

The market for our Aleier asset management solutions is undergoing a dramatic transition from the relatively mature Computerized Maintenance Management System, or CMMS, market to a more comprehensive offering referred to as Enterprise Asset Management, or EAM. The CMMS market is populated by a large number of vendors of all sizes including notable large competitors such as MRO, recently purchased by IBM, Hansen, and Indus and new entrants Questra and Axeda. Through this transition, the market is expected to grow from approximately $3.5 billion today to over $30 billion in the next five years according to a report in Harbor Research. At this time, it is unclear how many and which of the existing vendors will attempt to transition to the EAM market, but it is reasonable to assume many of our larger competitors will do so. Although we believe our products stack up well against even the largest competitors in terms of quality and functionality, our large competitors have substantially greater financial, technical, sales, marketing, distribution and other resources, than we do.

Wireless Components

Even more so than our Wireless Solutions products, the markets for our Wireless Components products are intensely competitive and are characterized by price erosion, rapid technological change and product obsolescence. In most of the markets for our products, we compete with very large, vertically integrated, international companies, including AVX, EPCOS Electronic Parts and Components, Murata Manufacturing Co., and Triquint Semiconductor Inc. These competitors have substantially greater financial, technical, sales, marketing, distribution and other resources, as well as broader product lines, than we do. As a result, these competitors may be able to engage in sustained price reductions in our markets to gain market share.

We expect increased competition from existing competitors as well as competition from a number of companies that currently use SAW expertise largely for internal requirements. We are currently experiencing increased competition from companies that offer alternative solutions such as multi-purpose integrated circuits and phase locked loop technology, which combines a semiconductor with a traditional crystal. Additionally, competitors may duplicate our products, which would cause additional pressure on selling prices and which could adversely affect our market share.

We believe that our ability to compete in our target markets depends on factors both within and outside of our control. These factors include: (a) the timing and success of new product introductions by us and our competitors; (b) our ability to support decreases in selling prices through reduction in manufacturing cost of sales; (c) the pace at which our customers incorporate our products into their end products; and (d) other factors listed under the section below entitled Risk Factors.

Research and Development

Our research and development efforts are primarily aimed at creating new wireless systems, as well as proprietary and innovative SAW device structures and SAW-based hybrid modules that uniquely address market needs. Our recent development efforts are aimed at supporting the Wireless Solutions business and include the development of proprietary software in the form of embedded “firmware” used to control wireless communications modules and user interface programs used for wireless network diagnostic or system management purposes. The addition of Aleier will extend our software development programs to include enterprise software systems, especially those designed for delivery over the internet.

While we cultivate internal expertise in software development areas, it is sometimes more economically efficient to license software from commercial developers in order to decrease time-to-market. This is particularly true for the special embedded programs that define the protocols used to organize wireless networks. We have initiated software development agreements with external contractors to provide network protocol “firmware” for our wireless modules. Similarly, we may license radio technology developed by an RF integrated circuit provider in order to accelerate product development schedules and expand the technical capabilities of our products. To this end we have entered negotiations for product licensing agreements with several RF integrated circuit suppliers.

Another example of our research and development efforts is the work recently completed to develop a third generation of Virtual Wire™ Short-range Radio products. Our development efforts also include process improvements in wafer fabrication involving better line width and metal thickness control as well as improvements in device packaging.

We employ a number of highly qualified individuals in engineering and product and process development, including scientists, design engineers and technicians. World-class filter design capabilities are provided by our team of filter design employees and consultants located in Dallas, Texas and Moscow, Russia. Their state-of-the-art filter designs are transformed into highly manufacturable product configurations by our process engineering staff in Dallas, Texas. Our two recent acquisitions come with a number of highly qualified technical people, both in hardware and software development. Our research and development teams are responsible for new products and new processes from inception to the commencement of volume manufacturing. We believe that the efforts of these individuals help to ensure that our products provide an optimum system solution for the customer and are manufacturable at a competitive cost.

From time to time we have entered into agreements with customers to develop a product that is custom designed for the customer’s end product. In addition, we have participated in government-sponsored research and development programs. We treat sales derived from engineering design services as technology development sales and their associated costs are included in cost of sales. Total technology development sales during fiscal years 2006, 2005 and 2004 were $440,000, $472,000 and $334,000 respectively. Costs related to these sales were included in our cost of sales during these years. We consider the development of new products essential to maintaining and increasing sales.

Proprietary Rights

Wireless Solutions network protocols and the related software that implements the protocols on specific microcontroller chips demonstrate the risk of proprietary rights claims and their potential effects on us. Many standard and proprietary protocols exist, each with its unique strengths and features. The risk is that one or more major software suppliers may assert intellectual property claims that could affect the sales of our modules containing either internally developed proprietary software or software that has been licensed from another external developer.

We rely on a combination of patents, copyrights and nondisclosure agreements in order to establish and protect our proprietary rights. We have received 44 patents for various inventions that include both SAW devices and innovative RF circuits that employ SAW devices. We have applied for an additional 14 patents. Our policy is to file patent applications to protect technology, inventions and improvements that are important to our business.

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

Regulations

We are subject to a variety of federal, state and local laws and regulations related to the use, storage, emission, treatment, disposal, transportation and exposure to certain toxic, volatile and other hazardous chemicals used in our manufacturing process. We continue our corporate responsibility as demonstrated by our certification under ISO 14001 environmental system standards as well as our compliance with the European Union’s Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment, or RoHS. We are also complying with the Waste Electrical and Electronic Equipment, or WEEE, regulation. The failure to comply with present or future regulations could result in fines, suspension of production or a cessation of operations. Such regulations could also require us to acquire costly equipment, to make changes to our manufacturing process, or to incur other substantial expenses to comply with environmental regulations. Any past or future failure by us to control the use of or to restrict adequately the discharge of, hazardous substances could subject us to future liabilities. Any of these situations could have a material adverse effect on our business, operating results and financial condition.

Personnel

As of August 31, 2006, we had a total of 205 employees and full-time consultants. Most of our personnel work at our headquarters in Dallas, Texas. We have one person at each of our U.S. sales offices, which are located in Georgia, Minnesota and California. We have three sales support individuals in Europe and two in Asia. Our two recent acquisitions will result in approximately 50 additional employees. Our future success depends to a significant degree upon the continued service of our key technical and senior management personnel and our continuing ability to attract and retain highly qualified technical and managerial personnel. Competition for such individuals can be intense. We may not be able to retain or continue to attract key managerial and technical personnel. Failure to retain or continue to attract key managerial and technical personnel could have a material adverse effect on our business, operating results and financial condition. None of our employees are represented by a labor union. We have not experienced any work stoppages and we consider our relations with our employees to be very good. The availability of offshore production tends to mitigate the impact of skilled labor shortages in Dallas, Texas.

Potential Fluctuations in Results of Operations and Order Trends

Our quarterly and annual results have been and will continue to be affected by a wide variety of factors that could have a material adverse effect on our sales and results of operations. These factors include but are not limited to: (a) the level of orders that are received and can be shipped in a quarter; (b) the rescheduling or cancellation of orders by our customers; (c) competitive pressures on selling prices; (d) changes in product or customer mix; (e) the loss of a strategic relationship; (f) the ability to introduce new products on a timely and cost-effective basis; (g) new product introductions by our competitors; (h) market acceptance of both our and our customers’ products; and (i) other factors listed under the section below entitled Risk Factors.

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

Backlog

Our backlog at August 31, 2006 was approximately $11.2 million as compared to $10.5 million as of August 31, 2005. The increase is related to our overall increase in sales activity. Our backlog includes all purchase orders scheduled for delivery within the subsequent 12 months. We think the relatively low level of backlog in comparison to annual sales is a reflection of general economic uncertainty and reflects the reluctance of our customers to commit to purchase products when they have limited visibility of their own requirements. Customers require us to respond on increasingly shorter lead times when their demand materializes. Our backlog, although useful for scheduling production, should not be used as a measure of future sales. All orders in backlog are subject to cancellation or change in delivery schedule more than 30 days before shipment without penalty at the option of the customer. We expect that our backlog will increase as a result of the Cirronet and Caver-Morehead acquisitions.

Acquisitions – Subsequent Events

Aleier, Inc.

On September 1, 2006, we completed our acquisition of Caver-Morehead Systems, Inc., a Texas corporation, or Caver Morehead, pursuant to an Agreement and Plan of Merger, or Merger Agreement. Aleier, Inc., a newly created Texas corporation and wholly-owned subsidiary of RFM, through a merger acquired substantially all of the assets and assumed substantially all of the liabilities of Caver-Morehead in an all cash transaction valued at $4.0 million. $2.0 million of the purchase price is subject to an earn-out agreement that entitles Caver-Morehead’s former shareholders to receive additional consideration upon the achievement by Aleier of certain margin targets and is expected to be paid in cash in two installments in February 2007 and February 2008, subject to reduction as described in the Merger Agreement. Aleier also assumed liabilities estimated to be $708,000 and incurred certain transaction costs. The asset management software, acquired from Caver-Morehead, is marketed by Aleier under the brand name Aleier.

Cirronet Inc.

On September 15, 2006, we completed our acquisition of Cirronet Inc., a Georgia corporation, or Cirronet, pursuant to an Agreement and Plan of Merger, or Cirronet Merger Agreement, by and among RFM, Cirronet and certain other parties thereto. Pursuant to the Cirronet Merger Agreement, Cirronet continued after the merger as a wholly-owned subsidiary of RFM.

The purchase price was a total of $24 million, assuming all potential payouts, plus the assumption of Cirronet’s liabilities as of the closing estimated at $1.8 million and transaction costs. The consideration included payment of approximately $7,451,000 in cash, the issuance of approximately 709,000 shares of our common stock to Cirronet’s former shareholders and the exchange by RFM of Cirronet’s stock options that entitle the holders to purchase an aggregate of 1,089,468 shares of our common stock. We also (a) issued an unsecured, subordinated promissory note in the principal amount of $3.0 million, which is payable to Cirronet’s former shareholders on November 1, 2007, subject to reduction as described in the Cirronet Merger Agreement and (b) entered into an earnout agreement that entitles Cirronet’s former shareholders and option holders to receive an additional milestone payment of up to an aggregate amount of $4.8 million upon the achievement by Cirronet of certain sales and margin targets. The earnout payment is scheduled to be paid in cash on November 1, 2007, subject to reduction as described in the Cirronet Merger Agreement.

The cash portion of the purchase price was funded with a portion of the proceeds from our $15 million credit facility with Wells Fargo Bank, National Association. For a description of our banking arrangements, see the section below entitled Financial Condition – Financing Arrangements.

In connection with the acquisition of Cirronet, Robert M. Gemmell, Cirronet’s President and CEO, was appointed as an executive officer of RFM and President of Cirronet pursuant to an employment agreement between RFM and Mr. Gemmell.

The shares of our common stock issued in connection with the merger as described above were not registered under the Securities Act of 1933, as amended (the “Securities Act”), and were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act and applicable Blue Sky laws based on representations made by the recipients thereof. We are required to file the appropriate documents with the SEC to register for resale all of the shares of RFM common stock issued to the former shareholders of Cirronet.

ITEM 1A. RISK FACTORS

You should consider the following risk factors in evaluating RFM and its business. Any of the following risks, as well as other risks and uncertainties, could harm our business and financial results and cause the value of our securities to decline. The risks below are not the only ones facing RFM. Additional risks not currently known to us or that we currently deem immaterial also may impair our business.

Strategic Risks

Limited Experience in Business Combinations or Acquisitions

Subsequent to the end of the current fiscal year, we closed two acquisitions that involved a material investment. The return on that investment is subject to those entities achieving expected performance and our ability to integrate those operations to achieve planned results. In those transactions, we have issued stock that dilutes our stockholders’ percentage ownership, incurred substantial debt, assumed contingent liabilities, and used other assets available at the time of acquisition.

We have limited experience in acquiring other businesses, product lines and technologies. In addition, the attention of our management team may be diverted from our core business as we attempt to integrate these acquisitions with our other operations. Acquisitions also involve numerous risks, including, among others:

•	Problems assimilating the purchased operations, technologies or products;

•	Costs associated with the acquisition;

•	Adverse effects on existing business relationships with suppliers and customers;

•	Sudden market changes;

•	Risks associated with entering markets in which we have no or limited prior experience;

•	Potential loss of key employees of the acquired companies; and

•	Potential litigation arising from the acquired company’s operations before the acquisition.

Our inability to overcome problems encountered in connection with such acquisitions could divert the attention of management, utilize scarce corporate resources and harm our business. In addition, we may pursue a strategy of acquiring additional companies or businesses.

Uncertainty of Market Acceptance or Profitability of New Products

We have a large amount of continuing sales of older products that tend to decline in popularity and average selling price over time. Only by developing new products can we replace sales of declining products and partially offset the impact of lower average selling prices. Our future success depends on our ability to develop new products and product enhancements to keep up with technological advances and to meet customer needs. Any failure by us to anticipate or respond adequately to technological developments and customer requirements, or any significant delays in product development, could have a material adverse effect on our financial condition and results of operations. Additionally, we could incur additional operating costs with the introduction of new products.

There can be no assurance that we will be successful in our planned product development or marketing efforts, or that we will have adequate financial or technical resources for our planned product development and promotion. The introduction of new products could require the expenditure of an unknown amount of funds for research and development, tooling, software development, manufacturing processes and inventory, as well as sales and marketing efforts. In order to successfully develop products, we will need to successfully anticipate market needs and may need to overcome rapid technological change and competition. In order to achieve high volume production, we may need to outsource production to third parties or enter into licensing arrangements and be successful in the management of sub-contractors overseas. There can be no assurance that our products will achieve or maintain market acceptance, result in increased revenues, or be profitable.

Product Development and Technological Change

Our industry is characterized by rapid technological change and is highly competitive with respect to timely product innovation. Our products are subject to obsolescence or price erosion because competitors are continuously introducing technologies with the same or greater capability as our technology. We are vulnerable to competitors that have much more resources than we do that are trying to develop products that are technologically superior to ours. If customers believe those products are superior to ours, they may shift their purchases to them.

Management of Growth, Diversification and Transition to Value Added Products

Successful expansion or diversification of our operations will depend on our ability to obtain new customers, to attract and retain skilled management and other personnel, to secure adequate sources of supply on commercially reasonable terms and to successfully manage new product introductions. To manage growth or diversification effectively, we will have to continue to implement and improve our operational, financial and management information systems, procedures and controls. As we expand or diversify, we may from time to time experience constraints that will adversely affect our ability to satisfy customer demand in a timely fashion. Failure to manage growth or diversification effectively could adversely affect our financial condition and results of operations.

Our historical base business is declining. Only by successfully developing and introducing value added products to our customers can we offset this impact. The transition to Wireless Systems products involves new technologies and markets that are not similar to our other businesses. We anticipate that there may be many things we will need to learn and master to be successful in this new line of business.

Business Risks

Variability of Gross Margin

We face the continuing negative impact of declining average selling prices as a result of competitive conditions in the markets we serve. We expect the trend of lower prices to continue. Therefore, our ongoing efforts to reduce manufacturing costs are an important factor in maintaining gross margins. The volume of units sold and produced has a negative impact when the number of units is decreased and relatively high levels of fixed manufacturing costs are spread over fewer units. Another negative impact we experience from time to time relates to start-up costs for new products entering the volume manufacturing process.

We expect that our net sales and gross margin may vary significantly based on these and other factors, including the mix of products sold, the channels through which our products are sold, changes in product selling prices and component costs, the level of manufacturing efficiencies achieved and pricing by competitors.

Our average sales prices have historically declined, and we anticipate that the average sales prices for our products will continue to decline and could negatively impact our gross profit margins. Depending upon our ability to achieve similar reductions in our cost of sales, this reduction in average selling prices could have a material adverse effect on our gross margins and could have a material adverse effect on our business, financial condition and results of operation. There can be no assurance that we will be able to increase unit sales volumes, introduce and sell new products or reduce our cost per unit in sufficient amounts to increase or even maintain gross margins.

Liquidity

We believe that cash generated from operations, our cash balances and the amounts available under our existing credit facility will be sufficient to meet our cash requirements for the next twelve months. If for any reason these sources of funds are not sufficient to meet our requirements, we may be required to raise additional funds. We cannot guarantee that we would be able to obtain additional financing or, if available, that it would be available to us on acceptable terms. Should that happen, there could be a significant adverse impact on our operations.

Stock Price Volatility

Existing stockholders may suffer with each adverse change in the market price of our common stock. The market price of our common stock may be affected by a variety of factors in the future. Most obviously, the price of our shares may suffer adversely if our future operating results are below the expectations of investors. The stock market in general, and the market for shares of technology companies in particular, experiences extreme price fluctuations. Our common stock market price is made more volatile because of the relatively low volume of trading in our common stock. When trading is sporadic, significant price movement can be caused by the trading in a relatively small number of shares.

Key Personnel

Our performance depends substantially on the performance of our executive officers and key employees. Our future success will depend on our ability to attract, integrate, motivate and retain qualified technical, sales, operations and managerial personnel. Competition for qualified personnel in our business is intense, and we may not be able to continue to attract and retain qualified executive officers and key personnel necessary for our business to succeed. In addition, if we lose the services of any of our key personnel and are not able to find replacements in a timely manner, our business could be disrupted, other key personnel may decide to leave, and we may incur increased operating expenses in identifying and compensating their replacements.

Sales Risks

Competition

We do business in markets that are noted for fierce competition and generally declining average selling prices. There are companies that offer or are in the process of developing similar types of products. Most of our significant competitors are much larger and better financed than we are. These competitors could execute sales strategies that could take a considerable amount of our business very quickly. This could have a material adverse impact on both our sales and gross margins. There can be no assurance that our products will be competitive with existing or future products, or that we will be able to establish or maintain a profitable price structure for our products.

We expect to face competition from existing competitors and new and emerging companies that may enter our existing or future markets with similar or alternative products, which may be less costly or provide additional features. We also face competition from current and prospective customers that evaluate our capabilities against the merits of manufacturing products internally. Competition may arise due to the development of cooperative relationships among our current and potential competitors or third parties to increase the ability of their products to address the needs of our prospective customers. Accordingly, it is possible that new competitors or alliances among competitors will emerge and rapidly acquire significant market share.

We expect our competitors will continue to improve the performance of their current products, reduce their prices and introduce new products that may offer greater performance and improved pricing, any of which could cause a decline in sales or loss of market acceptance of our products. In addition, our competitors may develop enhancements to or future generations of competitive products that may render our technology or products obsolete or uncompetitive.

Decline of Demand for Product Due to Downturn of Related Industries

We may experience substantial period-to-period fluctuations in operating results due to factors affecting the industrial, automotive, consumer, medical and telecommunications industries. From time to time, each of these industries has experienced downturns, often in connection with, or in anticipation of, declines in general economic conditions. A decline or significant shortfall in growth in any one of these industries or a technology shift could have a material adverse impact on the demand for our products, and therefore, a material adverse effect on our business, financial condition and results of operations. There can be no assurance that our net sales and results of operations will not be materially and adversely affected in the future due to changes in demand from individual customers or cyclical changes in the industries utilizing our products.

Cyclical Nature of Our Industry

Our industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving standards, short product life cycles and wide fluctuations in product supply and demand. The industry has experienced significant downturns, often connected with, or in anticipation of, maturing product cycles of both the producing companies’ and their customers’ products and declines in general economic conditions. These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. Any future downturns could have a material adverse effect on our business and operating results. Furthermore, any upturn in these industries could result in increased demand for, and possible shortages of, components we use to manufacture and assemble our products. Such shortages could have a material adverse effect on our business and operating results.

Credit Risks and Dependence on Major Customers

We grant credit to customers in a variety of commercial industries. Credit is extended based on an evaluation of the customer’s financial condition and collateral is not required. Our inability to collect receivables from a large customer could have a material adverse effect on our business, financial condition, and results of operations.

There were four customers that each accounted for more than 10% of sales in our fourth quarter. One of those manufacturers is Delphi Corporation, which is currently in Chapter 11 bankruptcy and involved in negotiations with its labor unions. While we are encouraged by the reported progress in those negotiations, a protracted strike in the North American automotive industry could have a significant adverse impact on our operations.

Our strategy is to seek diversification in our sales. We believe we have achieved a significant level of diversification in our customers, markets, products and geographic areas. However, due to the very competitive nature of the markets in which we compete, we may not always be able to achieve such diversification.

Reliance on OEMs

To date, a substantial portion of our product sales has been to OEMs. The product and marketing decisions made by OEMs significantly affect the rate at which our products are used. We believe that because OEMs in certain industries receive a large portion of their revenues from sales of products and services to their installed base, these OEMs have tended to moderate the rate at which they incorporate our products into their products. Furthermore, OEMs that manufacture and promote products and technologies that compete or may compete with us may be particularly reluctant to employ our products and technologies to any significant extent, if at all. We may not be able to maintain or improve the current rate at which our products are accepted by OEMs and others, which could decrease our revenues.

International Sales

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

International sales may be subject to certain risks, including changes in regulatory requirements, tariffs and other barriers, timing and availability of export licenses, political and economic instability, difficulties in accounts receivable collections, natural disasters, difficulties in staffing and managing foreign subsidiary and branch operations, difficulties in managing distributors, difficulties in obtaining governmental approvals, foreign currency exchange fluctuations, the burden of complying with a wide variety of complex foreign laws and treaties, potentially adverse tax consequences and uncertainties relative to regional, political and economic circumstances. Moreover, and as a result of currency changes and other factors, our competitors may have the ability to manufacture competitive products at a lower cost.

Product Returns and Order Cancellation

To the extent we have products manufactured in anticipation of future demand that does not materialize, or in the event a customer cancels an outstanding order, we could experience an unanticipated increase in our inventory. In addition, while we may not be contractually obligated to accept returned products, and have typically not done so in the past, we may determine that it is in our best interest to accept returns in order to maintain good relations with our customers. Product returns would increase our inventory and reduce our revenues. We have had to write-down inventory in the past for reasons such as obsolescence, excess quantities and declines in market value below our costs.

We have no long-term volume commitments from our customers that are not subject to cancellation by the customer. Sales of our products are made through individual purchase orders and, in certain cases, are made under master agreements governing the terms and conditions of the relationships. Customers may change, cancel or delay orders with limited or no penalties. We have experienced cancellations of orders and fluctuations in order levels from period-to-period and we expect to continue to experience similar cancellations and fluctuations in the future that could result in fluctuations in our revenues.

Operational Risks

Parts Shortages, Over-Supplies and Dependence on Suppliers

The electronics and components industry is characterized by periodic shortages or over-supplies of parts that have in the past and may in the future negatively affect our operations. We are dependent on a limited number of suppliers and contractors for packages and semiconductor devices used in our products, and we have no long-term supply contracts with any of them.

Due to the cyclical nature of these industries and competitive conditions, we, or our sub-contractors, may experience difficulties in meeting our supply requirements in the future. Any inability to obtain adequate deliveries of parts, either due to the loss of a supplier or industry-wide shortages, could delay shipments of our products, increase our cost of goods sold and have a material adverse effect on our business, financial condition and results of operations.

Reliance on Limited Contract Manufacturers

If our contract manufacturers are unable to respond promptly and timely to changes in customer demand, we may be unable to produce enough products to respond to sudden increases in demand resulting in lost revenues, or alternatively, in the case of order cancellations or decreases in demand, we may be liable for excess or obsolete inventory or cancellation charges resulting from contractual purchase commitments that we have with our contract manufacturers. We regularly provide rolling forecasts of our requirements to our contract manufacturers for planning purposes, pursuant to our agreements, a portion of which is binding upon us. Additionally, we are committed to accept delivery on the forecasted terms for a portion of the rolling forecast. Cancellations of orders or changes to the forecasts provided to any of our contract manufacturers may result in cancellation costs payable by us.

By using contract manufacturers, our ability to directly control the use of all inventories is reduced since we do not have control over their operations. If we are unable to accurately forecast demand for our contract manufacturers and manage the costs associated with our contract manufacturers, we may be required to pay inventory carrying costs or purchase excess inventory. If we or our contract manufacturers are unable to utilize such excess inventory in a timely manner, and are unable to sell excess components or products due to their customized nature, our operating results and liquidity would be negatively impacted.

A substantial majority of our products are manufactured overseas in Taiwan, the Philippines and Japan. Due to the geographic concentration, a disruption of the manufacturing operations, resulting from sustained process abnormalities, human error, governmental intervention or natural disasters such as earthquakes, fires or floods could cause us to cease or limit our manufacturing contractors operations and consequently could harm our business, financial condition and results of operations.

Timely implementation of improved manufacturing processes

We reduce our costs almost continually to offset the impacts of a reduction in our average selling prices. We need to do this through continuous cost reduction in both our facilities and those of our contractors. In addition our manufacturing processes are complex and involve procedures that are difficult to maintain if not carried out properly which could result in incremental cost increase.

Terrorism and the Uncertainty of War

The consequences of any terrorist attacks, or any armed conflicts that may result, are unpredictable, and we may not be able to foresee events that could have an adverse effect on our markets or business. These include, without limitation, the possibility that insurance policies are unable to pay claims and that insurance may become unavailable or unaffordable.

Legal Risks

Intellectual Property Rights

Our ability to compete effectively is dependent on our proprietary know-how, technology and patent rights. We have applied for additional patents in the wireless area. There can be no assurance that our patent applications will be approved, that any issued patents will afford our products any competitive advantage or that any of our products will not be challenged or circumvented by third parties, or that patents issued to others will not adversely affect the sales, development or commercialization of our present or future products.

We are involved from time to time in claims and litigation over intellectual property rights, which may adversely affect our ability to manufacture and sell our products.

The wireless industry is characterized by vigorous protection and pursuit of intellectual property rights. We believe that it may be necessary, from time to time, to initiate litigation against one or more third parties to preserve our intellectual property rights. In addition, from time to time, we have received, and may continue to receive in the future, notices that claim we have infringed upon, misappropriated or misused other parties’ proprietary rights, which claims could result in litigation. Such litigation would likely result in significant expense to us and divert the efforts of our technical and management personnel. In the event of an adverse result in such litigation, we could be required to pay substantial damages, cease the manufacture, use and sale of certain products, expend significant resources to develop non-infringing technology, discontinue the use of certain processes or obtain licenses to use the infringed technology. Such a license may not be available on commercially reasonable terms, if at all. Our failure to obtain a license on commercially reasonable terms could cause us to incur substantial costs and suspend manufacturing products using such technology. If we obtain a license, we would likely be required to make royalty payments for sales under the license. Such payments would increase our costs of revenues and reduce our gross profit.

In addition, any litigation, whether as plaintiff or as defendant, would likely result in significant expense to us and divert the efforts of our technical and management personnel, whether or not such litigation is ultimately determined in our favor, and the results of any litigation are inherently uncertain.

Effect of Regulatory Actions

Many of our products and the industries in which they are used are subject to U.S. and foreign regulation. Governmental regulatory action could greatly reduce the market for our products.

Product Liability

In the course of our business, we may be subject to claims for product liability for which our insurance coverage is excluded or inadequate.

ITEM 2. PROPERTIES

Our principal administrative, sales, marketing, research and development and manufacturing facilities are located in Dallas, Texas, in two adjacent buildings totaling 58,000 square feet. One building, containing 27,000 square feet, is leased through October 2008. We own the second building of 31,000 square feet. The owned facility, including the surrounding parking lots, is situated on 2.1 acres. We believe that our existing facilities are adequate for our current requirements and that the current properties are suitable and productive for their currently intended purposes. Due to our flexible offshore manufacturing capabilities, we do not expect to require significant additions to our assembly facilities or equipment in the foreseeable future. We acquired two smaller leased facilities with the Cirronet and Caver- Morehead acquisitions.

ITEM 3. LEGAL PROCEEDINGS

We are involved in routine litigation from time to time incidental to the conduct of our business. Such litigation is not expected to have a material effect on financial position, results of operations or cash flow.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock (symbol RFMI) is quoted on the NASDAQ Stock Market. The following table sets forth the high and low sales prices of our common stock during each quarter of fiscal year 2006 and 2005 as furnished by NASDAQ. These prices reflect prices between dealers, without retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

	Price Range
	2006		2005
Quarter Ended	High	Low	High	Low
November 30	$6.53	$4.76	$9.42	$6.60
February 28	6.04	5.00	11.17	7.00
May 31	7.25	5.65	6.90	4.50
August 31	6.19	5.23	7.89	6.07

We have not paid dividends on our common stock during the past two most recent fiscal years and presently intend to continue this policy in order to retain earnings for use in our business. Under the terms of our bank credit agreement, we are restricted from paying dividends in certain circumstances. The number of record holders of our common stock as of October 31, 2006 was approximately 200 (which number does not include the number of shareholders whose shares are held of record by a brokerage house or clearing agency, but rather includes such brokerage house or clearing agency as one record holder). The last sales price for our common stock, as reported by NASDAQ on October 31, 2006 was $5.56.

We have not repurchased any of our outstanding equity securities during the two year period ending August 31, 2006.

Equity Compensation Plan Information

The following table summarizes our equity compensation plans as of the fiscal year ended August 31, 2006:

			(c)
Plan category	(a) Number of securities to be issued upon exercise of outstanding options	(b) Weighted- average exercise price of outstanding Options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders*	1,404,611	$6.96	539,163
Equity compensation plans not approved by security holders**	628,131	$4.95	35,546

Total	2,032,742	$6.34	574,709

*	201,051 of these shares will be used as consideration for stock options that were exchanged for former Cirronet options pursuant to the Cirronet acquisition. The weighted average exercise price of such options is $1.34.
**	Our 1999 Equity Incentive Plan provides for non-statutory stock options, bonuses, or restricted stock and has not been approved by the stockholders. Neither our chief executive officer nor any of our other four most highly compensated executive officers are eligible to participate in this plan. Other officers are only eligible to receive awards that are an inducement essential to such individual entering into an employment agreement with us or any of our affiliates.

ITEM 6. SELECTED FINANCIAL DATA

	Year Ended August 31,
	2006	2005	2004	2003	2002
	(In thousands, except gross profit margin & earnings per share amounts)
Statement of Operations Data:
Sales	$54,162	$46,222	$48,506	$42,935	$43,254
Cost of sales	38,814	33,020	33,168	33,782	32,636

Gross profit	$15,348	$13,202	$15,338	$9,153	$10,618
Gross profit margin %	28.3%	28.6%	31.6%	21.3%	24.5%
Research and development	$4,651	$4,381	$4,470	$3,266	$3,133
Sales and marketing	6,667	5,386	5,384	4,877	4,777
General and administrative	3,284	2,962	3,040	2,648	2,835
Restructuring and impairment (a)	—	—	—	1,216	229

Total operating expenses	14,602	12,729	12,894	12,007	10,974

Income (loss) from operations	746	473	2,444	(2,854)	(356)
Other expense, net	(115)	(29)	(193)	(462)	(1,067)

Income (loss) before income taxes	631	444	2,251	(3,316)	(1,423)

Income tax (benefit) expense	50	(40)	14	25	(981)

Net income (loss)	$581	$484	$2,237	$(3,341)	$(442)

Earnings (Loss) per share:
Basic	$0.07	$0.06	$0.29	$(0.47)	$(0.06)

Diluted	$0.07	$0.06	$0.27	$(0.47)	$(0.06)

Weighted average common shares outstanding:
Basic	8,014	7,861	7,597	7,170	7,095

Diluted	8,398	8,310	8,255	7,170	7,095

Balance Sheet Data (at August 31,): (b)

Cash, cash equivalents and short-term investments	$5,847	$5,450	$2,715	$216	$273
Working capital	17,568	16,548	14,805	8,894	11,277
Total assets	30,400	27,839	26,773	24,823	30,510
Long-term debt	—	—	—	892	2,844
Stockholders’ equity	24,776	23,072	21,846	17,290	20,009

(a)	In fiscal year 2003, we recorded an impairment expense of approximately $1.2 million associated with our plan to consolidate our Dallas, Texas operations and facilities. This impairment expense was for the write-down or write-off of equipment and other assets that were no longer usable in our operations. We also incurred restructuring costs of $33,000 related to the severance of 12 employees. This employment reduction resulted from the consolidation of operations at our Dallas, Texas operations.

In fiscal year 2002, we recorded an impairment expense of approximately $229,000 to write-down or write-off specific fixed assets that were determined at that time to be of no further use.

(b)	Balance sheet components have improved in the current year because of profitable results and favorable operating cash flow. In prior years, the major components have trended down primarily because of actions we have taken as part of our overall restructuring program in response to lower sales levels and losses that we incurred. The major items include:

(1)	Increased cash in fiscal years 2006, 2005 and 2004 and elimination of bank debt as a result of positive operating cash flow and proceeds of common stock issued under employee stock programs.

(2)	Inventory write-down in fiscal year 2003 of $2.6 million primarily to revise product lines and recognize obsolete inventory.

(3)	Shifting the responsibility for some raw materials inventory to offshore contractors.

(4)	Fixed asset impairments in fiscal years 2002 and 2003, totaling $1.4 million to reflect equipment no longer required mostly due to transition of production offshore.

(5)	A reduction in capital spending due to reliance on offshore contractors, resulting in depreciation in excess of capital spending.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business

For a description of our business and markets, see the section above entitled Business.

Executive Summary

We operate in a very competitive environment characterized by declining average selling prices and frequent product innovation. Our strengths include: (a) our ability to identify and capitalize on trends in a rapidly growing wireless marketplace; (b) our capability to develop products that have superior technical characteristics; (c) our expertise to assist our customers in incorporating our products into their applications; and (d) our demonstrated ability to manufacture high quality cost-effective products in volume with short lead times. Our manufacturing capabilities are greatly enhanced by our relationships with several offshore contractors and our own wafer foundry expertise.

Arrayed against us are several large competitors who have superior financial and other resources. See the section above entitled Competition for further discussion. We have competed successfully for over 25 years by cultivating close customer relationships with a diverse group of customers in varied applications, markets and geographic locations.

Our base low-power components have declined in sales due to decreased average selling prices in competitive automotive and other markets. As a result, we have focused our product and market developments on products which we feel offer a technical edge and have greater gross margin potential. A key factor in our sales performance is whether or not we develop and sell enough new products to offset the decline in selling price and unit volume of our older products. The overall economic conditions in the electronics industry, which has historically experienced extreme increases and decreases in demand within short periods of time, is another key factor that influences our sales performance. We believe our markets are currently in a period of stable to rising overall demand, depending on the market involved. A key factor in our gross margin performance is whether or not we can reduce our costs (through innovation and increased volume) and improve our product mix towards higher margin products to offset expected declines in average selling prices. The Cirronet and Caver-Morehead acquisitions implement our strategy to grow sales with new products that have higher margin potential.

We have systematically increased our operating expenses to support our Wireless Systems initiative and that has somewhat increased our sales breakeven point. Despite increased operating expenses, we have continued to generate positive cash flows in recent periods. While we intend to continue some level of positive cash flows in future periods, the amount of positive cash flow may decrease or occasionally turn negative due to the need for increased working capital to support increased sales or increased capital spending and other investments to support growth programs. We feel we currently have the financial resources necessary to execute our business plans.

Critical Accounting Policies and Estimates

We prepare our financial statements in conformity with accounting principles generally accepted in the United States. As such, we are required to make certain estimates and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the periods presented. We have listed below our most significant accounting policies and estimates, which we think are the most critical to fully understand and evaluate our reported financial results. Please keep the following policies and estimates in mind when reading the accompanying financial statements and related footnotes.

Trade Receivables

We perform credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current credit worthiness. We continuously monitor collections and payments from customers and maintain an allowance for doubtful accounts based upon historical experience and specific customer information. We maintain credit insurance on major foreign customer balances and have a relatively diversified customer base.

In the prior year, we recorded a charge of $135,000 due to the commencement of Chapter 11 proceedings by Delphi Corporation. In current and previous years our losses were much smaller. However, there is no guarantee that we will continue to experience relatively low rates of loss in the future. A significant change in the liquidity or financial condition of a large customer or group of customers could have a material adverse effect on our ability to collect our receivables and we may incur losses as a result.

Inventories

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

In recent years we have written off significant amounts of inventory. In fiscal year 2003, we wrote down $2.6 million of inventory to reflect changes that occurred in our marketing strategy to accelerate the migration of our products to smaller packages. This was done in response to an abrupt shift in market requirements toward smaller packages. Inventory write-downs in the last three years were much smaller.

If the facts and circumstances require it, we may have to write down inventory again in future periods. The electronics industry is characterized by rapid technological change, frequent new product development and rapid product obsolescence that could make such write-downs necessary. Also, estimates of future product demand may prove to be inaccurate, in which case the valuation adjustments for obsolete and slow moving inventory may be understated or overstated. If we change our estimate of future demand, we may have to increase or decrease our inventory valuation reserves for excess inventory, with a corresponding impact on cost of sales. We continually review our inventory valuations for all of these factors. However, significant changes in manufacturing costs, unanticipated changes in product demand or technological developments could have a significant impact on the value of inventory and reported operating results.

Impairment of Long-Lived Assets

In accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” we regularly review our long-lived assets for changes in circumstances indicating that their carrying values may not be recoverable. We recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable based on its estimated undiscounted cash flows. We measure an impairment loss as the difference between the carrying amount and fair value of the asset. As an example, we have moved assembly production offshore and consolidated our Dallas operations. This change in circumstances caused us to test for an impairment loss and ultimately record a $1.2 million charge in fiscal year 2003 related to fixed assets. There was no material impairment loss in the last three fiscal years.

Deferred Income Taxes

In fiscal year 2001, we recorded a full asset valuation allowance against tax loss carryforwards and other tax benefits according to the SFAS 109 “Accounting for Income Taxes” guidelines. Since then we have recorded no significant net federal tax benefits or expenses, since they were offset by the valuation allowance. The only exception to this was in fiscal year 2002 when a change in tax law allowed us to collect a significant tax refund, which was recorded in the period in which the change in tax law occurred. We may record relatively small amounts of tax expense in future periods related to alternative minimum income taxes due on either a state or federal level. We still retain a large amount of potential tax benefits for tax loss carryforwards and other factors, as explained in the notes to the financial statements. These benefits may be realized in future periods. As a result, we do not expect to record significant federal income tax expense related to operations in the near future.

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

Revenue Recognition

We recognize revenue for the most part when we ship the product to the customer. Less than 5% of fiscal year 2006 sales were recognized under programs in which inventory is consigned to a customer. We recognize sales from consigned products when the customer pulls the product for use from the consigned inventory. In all cases, we recognize sales at the point at which legal title passes to the customer. Our standard terms and conditions are FOB our factory. We permit the return of defective products and accept limited amounts of product returns in other instances. Accordingly, we provide allowances for the estimated amounts of these returns based on historical experience when we recognize revenue. A small portion of our revenue, called technology development sales, is derived from engineering design services performed for customers. In our next fiscal year, we will need to incorporate software revenue recognition procedures to account for the revenue generated by Aleier, our newly created subsidiary.

Results of Operations

In this section we will discuss our financial statements. In doing this, we will make comparisons between the following periods, which we believe are relevant to understanding trends in our business:

•	The fiscal year ended August 31, 2006, referred to as current year or fiscal 2006, is compared to our fiscal year ended August 31, 2005, referred to as prior year or fiscal 2005. Fiscal 2005 is compared to our fiscal year ended August 31, 2004, referred to as fiscal 2004.

•	The three months ended August 31, 2006, referred to as current quarter or fourth quarter, compared to the three months ended August 31, 2005, referred to as comparable quarter of the prior year or prior year quarter, and the three months ended May 31, 2006, referred to as the previous quarter or third quarter.

The following table displays, for the years ended August 31, (a) the percentage relationship of certain items from our statements of operations to total sales and (b) the percentage change in these items from year to year:

	Percentage of Sales			Year-to-Year % Change
	2006	2005	2004	2005 to 2006	2004 to 2005
Sales	100%	100%	100%	17%	(5)%
Cost of sales	72	71	68	18	—

Gross profit	28	29	32	16	(14)
Research and development	9	10	9	6	(2)
Sales and marketing	12	12	11	24	—
General and administrative	6	6	7	11	(3)

Total operating expenses	27	28	27	15	(1)

Income (loss) from operations	1	1	5	58	(81)
Other expense, net	—	—	—	297	(85)

Income (loss) before income tax	1	1	5	42	(80)
Income tax expense (benefit)	—	—	—	225	(386)

Net income (loss)	1%	1%	5%	20%	(78)%

Sales

The following table displays sales for our product lines and the percentage relationship of those product lines to total sales for the periods indicated:

	Years Ended August 31,
	2006		2005		2004
	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Product sales:
Wireless Solutions business:
Virtual Wire™ radio, RFIC and Module products	$13,785	25%	$11,280	24%	$12,408	25%

Wireless Components business:
Filters	22,086	41	15,178	33	12,200	25
Frequency control modules	4,229	8	3,680	8	3,374	7
Low-power components	13,622	25	15,612	34	20,190	42

Subtotal	39,937	74	34,470	75	35,764	74

Total product sales	53,722	99	45,750	99	48,172	99
Technology development sales	440	1	472	1	334	1

Total sales	$54,162	100%	$46,222	100%	$48,506	100%

Overall Sales Trends in Fiscal 2006 Compared to Fiscal 2005

Our total sales increased 17% in fiscal 2006 compared to fiscal 2005. The primary reason for this was an increase in sales for three of our four product lines due to an increase in the number of units sold. This increase was the result of greater market acceptance of fairly new products, particularly for the satellite radio application. Sales for the fourth product line (low-power components) decreased in line with trends seen in prior years, as explained below in the section entitled Product Line Sales Trends: Low-Power Components. We have anticipated this trend of lower sales of low power components products for some time. As a result, for several years we have focused our product and market development efforts on products with higher technical content, which allows them to be sold at higher average selling prices. We had considerable success in increasing sales for these higher-priced products in the current year. Sales increased more than 33% for these products, as we sold 64% more units, particularly filters for the satellite radio application which is discussed below. One of the biggest factors in determining what happens to total sales in the future will be whether or not the anticipated growth in higher-priced product line sales will be greater than or less than the anticipated decline in sales for our low-power components and other older products.

We compete in very price competitive markets in which customers require decreased prices over time to retain their business. In addition, we understand that as new products ramp up in volume our customers expect economies of scale to result in lower pricing. As a result, each of our product lines experienced a decline in average selling prices in the range of 2% to 15% in the current year. A decline in average selling prices adversely impacts gross margin, as well as sales. Therefore, offsetting this impact is an important part of our strategic plan. We have achieved significant market position in most of the markets on which we focus. However, we believe that price competition from much larger and better financed competitors represents a significant risk in maintaining our sales levels and gross margins, particularly in the automotive and consumer market.

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

Overall Sales Trends in Fiscal 2005 Compared to Fiscal 2004

Our total sales decreased 5% in fiscal 2005 compared to fiscal 2004. The primary reason for this was a decrease in sales of low-power components of almost 23% in fiscal 2005. The number of low-power components units sold decreased 19% due to a slow down in automotive production schedules and loss of sales to some customers for older style products to alternative technologies such as phased locked loop. In addition, there was an ongoing decrease in average unit selling prices of almost 5%. The primary market for low-power components is the automotive market for remote keyless entry and tire pressure monitoring applications. The automotive market is very price competitive and we have had to reduce average selling prices significantly in recent years to maintain our market position.

We have anticipated these trends for some time. As a result, for several years we have focused our product and market development efforts on products with additional technical content, which allows them to be sold at higher average selling prices. We had considerable success in increasing sales for these higher-priced products in the current year. Sales increased more than 8% for these products, as we sold 67% more units, particularly filters for the satellite radio application which is discussed in the section below entitled Product Line Sales Trends: Filters.

Product Line Sales Trends:

Virtual Wire™ Short-range Radio products

Sales for Virtual Wire™ Short-range Radio products increased 22% in fiscal 2006, as compared to fiscal 2005, and decreased 9% in fiscal 2005, as compared to fiscal 2004. The increase in the current year was due to a 29% increase in the number of units sold. The increase in the number of units sold was primarily due to greater market acceptance for two growth applications – AMR and medical. We have focused on these applications for some time. In addition, sales increased approximately $1 million to our world wide network of distributors, returning to more normal levels. In the prior year, sales to distributors had declined significantly from fiscal 2004 as a result of decreases in inventory levels that occurred in their supply chains. Partially offsetting the increase in the number of units sold for these products was a 5% reduction in average selling prices, as competitive conditions forced us to lower prices.

Included in Virtual Wire™ Short-range Radio products sales this year were a small amount of Wireless Solutions module sales and RFIC sales. These amounted to less than 5% of those sales. The Wireless Solutions modules will be discussed in the next section. To provide customers more choices in the radio technology field, we announced a new line of RFIC products in fiscal 2006. These are intended to cover market niches and price points that the Virtual Wire™ Short-range Radio products cannot.

The decrease in sales from the prior year was primarily due to a 7% decrease in average selling price, as competitive conditions forced us to lower prices. The increase in number of units sold to AMR applications in the prior year were offset by a decrease in sales to several distributors as a result of reduced inventory levels in their supply chains. Sales to distributors returned to normal levels in the current year.

For several years we have devoted considerable resources developing and marketing Virtual Wire™ Short-range Radio products. We believe these products offer potential for considerable growth in sales in numerous wireless applications, particularly for applications that require small size and low power consumption. We intend to continue working with our customers to develop new applications using Virtual Wire™ Short-range Radio products and we expect future sales increases for these products. We recently announced the launch of our third generation of this product, which will add several new features and will be available for sale in fiscal 2007. In addition, we announced a new line of RFIC products, including receivers, transmitters and transceivers. We are not certain when, if ever, these new products will significantly impact future sales.

Wireless Systems

During the prior year, we formed the Wireless Solutions Group. Since then, we have invested considerable resources in product and marketing development to support our strategic plan for the Wireless Solutions Group. For a description of the industrial market we see for these products and our strategy to capture a portion of it, see the section above entitled Item 1, Business. We recently announced the release of another FCC certified standard product for this market and completed a great deal of work on custom development contracts, which are classified as technology development sales. We now have a variety of sensor modules available for sale with several different network protocol options. Our sales force is now working with customers to design these products into their applications. In the current year, we sold initial volumes of these products. While we see great potential for Wireless Systems product, it is difficult for us to predict when, or if, these products will have a significant impact on our sales. The Cirronet and Caver-Morehead acquisitions also have wireless systems products.

Filters

Filter sales increased 46% in fiscal 2006, as compared to fiscal 2005, and increased 24% in fiscal 2005, as compared to fiscal 2004. In both fiscal years we sold an increased number of units, particularly for satellite radio applications. The unit increase was 70% in the current year and 89% in fiscal 2005. We provide filters for radios that provide services from both Sirius Satellite Radio Inc. (NASDAQ:SIRI) and XM Satellite Radio Holdings, Inc. (NASDAQ:XMSR). We are working with both service providers on future generations of product and we expect sales for the satellite radio application to continue to increase as subscriptions for those services continue to increase. We have seen both automotive and general consumer applications for satellite radio service increase. In the current year, we experienced an increase in market share. Since we now have a dominant position in this market, we do not expect further increases solely due to an increase in market share. The consumer portion of the satellite radio market is characterized by very short lead times as the radio manufacturers wait for orders from retail customers before placing orders for components. As a result, forecasting is very difficult.

Partially offsetting the increase in the number of units sold was a reduction in average selling price of 15% in the current year and 34% in the prior year. A portion of this was due to increased sales for newer products in smaller packages that have lower average selling prices, as well as the fact that competitive conditions force us to provide lower prices to maintain our position. The automotive and consumer markets tend to be more price competitive than the other markets we serve. We expect the trend for an increasing number of units sold to roughly offset the trend for lower average selling prices, resulting in a general trend of stable filter sales for at least the immediate future.

Late in the year, both satellite radio service providers were negatively impacted by FCC actions that took several versions of their products off the market until changes were made eliminating electronic interference. Although this legal issue did not involve our products, the regulatory action had an almost immediate impact in our shipments to customers that build radios for this application. Regulatory actions which negatively impact the satellite radio market could have a material adverse effect on our sales.

Frequency Control Modules

Frequency control module sales increased 15% in fiscal 2006, as compared to fiscal 2005, and increased 9% in fiscal 2005, as compared to fiscal 2004. The increase in both years was primarily due to an increased number of units sold to customers in high-end computer and internet infrastructure markets. We believe the increased number of units sold represents a continued recovery in economic conditions in the telecommunication markets. While there have been some decreases in average selling prices for frequency control module products, the pressures are not nearly as great as in some of our other markets. Future sales of these products will be highly dependent upon economic conditions in the markets these products serve.

Low-power Components

Sales for low-power components products decreased 13% in fiscal 2006, as compared to fiscal 2005 and decreased 23% in fiscal 2005, as compared to fiscal 2004. The decrease in sales for the current year was due to an 11% decrease in number of units sold and a 2% decrease in average selling prices. Two major automotive applications for these products (tire pressure monitoring, or TPM, and remote keyless entry, or

RKE) experienced a total reduction in sales of approximately $1.8 million due to conversion to other technology and a general reduction in North American automobile production schedules. Many of our products sold into this application are very mature and conversion to other technologies such as multiple function integrated circuits and phased lock loop has been going on for years. In addition, some customers have switched to very low-priced competitors. The decrease in RKE sales was $4 million in the prior year. For years our sales to the TPM application have been less than we expected due to delays in the implementation of tire safety regulations. This delay has allowed alternative technologies to take significant market share with a customized solution. Therefore we no longer believe the TPM application will be a significant driver for future growth, although some level of sales will continue indefinitely.

We have focused our sales efforts for low-power components on market niches where our total solution is valued by the customer. In addition, we continue to provide additional package options and seek general cost reductions to remain competitive. Although we think sales of low-power components may continue to decline, we believe we can maintain considerable market share in the niches we are targeting.

The primary market for these products is the automotive market, which is characterized by very competitive conditions and declining average selling prices. The reduction in average selling prices for low-power components has been somewhat moderated in recent years by a reduction in the number of units sold of some of the lowest priced products. We expect that the trend of lower average selling prices for low-power component products to continue, as competitive market conditions require future price reductions.

The decrease in sales in fiscal 2005 as compared to fiscal 2004 was due to a 19% decrease in the number of units sold and a 5% decrease in average selling prices. The primary reason for the reduction in the number of units sold was a 12% reduction overall in North American automotive production levels, as well as to ongoing loss of market share to alternative technologies.

We expect that the trend of lower sales for low-power components will continue into the next fiscal year, due to continued reduction in average selling prices, continued conversion of customers away from older products to alternative technologies and generally low North American automotive production levels. During the year, sales of low-power components products fluctuated in accordance with changing production schedules for automotive customers. We expect this fluctuation to continue.

Other Sales Trends

The following table provides additional data concerning our sales:

	Percentage of Sales
	2006	2005	2004
Sales for top five customers	47%	41%	35%
Distribution sales	27%	24%	25%
Number of customers with 10% or more sales	One	One	None
Sales for 10% or more customer	13%	12%	N/A
International sales	55%	61%	61%

The increase in sales to the top five customers in the current year results from sales increases in satellite radio applications. Our largest customer for the current year is Delphi Corporation which is currently in Chapter 11 bankruptcy and involved in negotiations with its labor unions. While we are encouraged by the reported progress in those negotiations, a protracted strike in the North American automotive industry could have a material adverse effect on our operations.

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

Stock Compensation Expense

At the beginning of the current year, we adopted FASB Statement 123(R). Most of the expense recorded related to the unvested portion of stock grants that were made in prior years. In addition, the current year includes the impact of restricted stock units, or RSUs. We have switched to RSUs as our primary stock compensation vehicle in lieu of stock options to better match the employees’ perceived benefit with the financial statement cost.

The adoption of FASB Statement 123(R) and change to RSUs in lieu of stock options has resulted in recording additional stock compensation expense in the current fiscal year as follows:

	Fourth Quarter	Year to Date
Cost of Sales	$16,000	$158,000
Research and development expense	10,000	78,000
Sales and marketing expense	25,000	135,000
General and administrative expense	45,000	198,000

Total additional stock compensation expense	$96,000	$569,000

The adoption of FASB Statement 123(R) did not affect our accounting treatment of stock options granted to consultants and is not reflected in the table above. Stock compensation expense for consultant’s stock options of $6,000 and $34,000 for the quarter and year-to-date, respectively, was recognized as it has been in prior years.

We expect to record slightly smaller amounts of stock compensation expense in the next fiscal year as the prior stock compensation vehicles become vested and the new RSU grants become the primary vehicle for employee incentive compensation.

We intend to continue to use various stock plans as an important part of our compensation package. We are competing for talent with other companies that have stock plans in place and our work force values stock as a form of compensation. We have made some changes to our Employee Stock Purchase Program to shorten the offering period and eliminate the look back provision, while retaining the 15% discount allowable for tax purposes. We intend to primarily issue RSUs in lieu of stock options in future periods to lessen dilution and control expense.

Gross Profit

Gross Profit Trends in Fiscal 2006 Compared to Fiscal 2005

Gross profit margin remained nearly the same at 28.3% in the current year, compared to 28.6% in fiscal 2005. The gross margin percentage of sales would have been almost exactly the same if the current year had not included a $158,000 increase in stock compensation expense as a result of the adoption of FASB Statement 123(R) and our change to RSUs in lieu of stock options. The ongoing impact of lower average selling prices for our products going into competitive markets was almost entirely offset by the net effect of our cost reduction efforts.

Margins improved slightly for our Virtual Wire™ Short-range Radio products and frequency control modules, as cost reductions exceeded decreases in average selling prices. Margins were unchanged for our filters, despite a 15% decrease in average selling prices due to a similar amount of per unit manufacturing cost reduction. Only low-power components experienced a slight decline in margins, as the decrease in the number of units shipped resulted in a higher overhead cost per unit as a relatively high amount of fixed overhead costs were spread over fewer units. Fixed manufacturing costs include a significant amount of depreciation expense for manufacturing equipment.

Each of our product lines experienced a decline in average selling prices in the current year of 2% or more. We expect this trend to continue, so ongoing cost reduction is crucial to maintaining or improving gross margin.

Gross Profit Trends in Fiscal 2005 Compared to Fiscal 2004

Gross profit margin decreased to 28.6% in fiscal 2005, compared to 31.6% in fiscal 2004. The primary reason for the decreased margin was that the ongoing impact of lower average selling prices for our products going into competitive markets was greater than the net effect of our cost reduction efforts. For instance, the selling prices for our filter products declined 34% from the prior year, while costs only declined 32%. In addition, the cost reduction we achieved for our low-power component products was less than planned due to the fact that the 19% reduction in the number of units shipped resulted in an increase in the overhead costs per unit, since a relatively high amount of fixed manufacturing costs were spread over fewer units. This volume effect was magnified by our efforts to hold down production rates to reduce inventory levels.

Each of our product lines experienced a decline in average selling prices in fiscal 2005 of 5% or more. We expect this trend to continue, so ongoing cost reduction is crucial to maintaining or improving gross margin. During fiscal 2005, we achieved cost reductions of 5% or more on each of our product lines, except for low-power components, which experienced a slight cost increase.

Factors Influencing Gross Margins

Our gross margin continues to be influenced by several factors, both favorable and unfavorable. The favorable factors that influence gross margin represent our long-term efforts to improve gross margins. These include:

(1)	Success in achieving ongoing cost reduction - Each of our product lines has achieved cost reduction on a year-over-year per unit manufacturing cost basis for the past two years, except for low-power components as mentioned above under the section entitled Gross Profit Trends in Fiscal 2006 Compared to Fiscal 2005. We devote considerable resources to obtaining purchasing savings and in working with our suppliers and outside contractors to improve yields, increase productivity and improve processes that result in lower costs. We intend to continue our efforts to reduce manufacturing costs in future periods.

(2)	Shift in product mix - Our higher-priced products, such as Virtual Wire™ Short-range Radio products, frequency control modules and certain custom filters, have a greater long-term potential for gross margins than the very price-sensitive low-power component and satellite radio filter products. A shift in sales to the Virtual Wire™ Short-range Radio products and frequency control modules has a large positive impact on margins. These higher-margin products in the current year represented 33% of total sales, compared to 32% in the previous year, so there was minimal shift in margins resulting from mix in the current year. However, our strategy is to increase the portion of sales to products that have higher potential gross margins. Our efforts to focus product development resources on the Wireless Solutions business typify this strategy. We believe the Cirronet and Caver-Morehead acquisitions will greatly accelerate this strategy, resulting in improved gross margins. While this is our strategy, we cannot assure you that such an improved product mix will be achieved in future periods. In fact, at times during our prior year our product mix shifted unfavorably, resulting in lower margins.

(3)	Higher number of units sold or produced – This factor results in lower average unit cost due to relatively high fixed manufacturing costs being spread over a larger amount of sales and production. Our plan is to increase sales to achieve this result. However, if sales were to decrease in future periods, this factor would become an unfavorable factor, as happened with low-power components products in the current year.

Unfavorable factors which influence gross margin, some of which are outside of our control, include, but are not limited to, the following:

(1)	Decrease in average selling prices - As discussed above, there was a reduction in average selling prices in all of our product lines. We expect that the trend toward lower average selling prices within our product lines will continue due to competitive pressures and the fact that newer products, like older products, are reaching levels at which customers expect volume-based price breaks.

(2)	The impact of non-cash charges for obsolescence and write-downs of inventory - For example, we incurred substantial non-cash charges and write-downs in fiscal 2003.

(3)	New products encounter ramp up costs associated with new manufacturing processes - We will continue to introduce new products into our manufacturing processes, and, therefore, we may be subject to unanticipated new product production costs that negatively affect our gross margin.

(4)	Incremental manufacturing costs - From time to time we may experience production issues at our facility in Dallas or at one or more of our offshore contractors’ facilities. This may result in additional processing, more than normal scrap loss or additional expediting costs to protect customer deliveries. This occurred temporarily during our prior year.

Research and Development Expense

Research and development expense was approximately $4.7 million, $4.4 million and $4.5 million in fiscal 2006, 2005 and 2004, respectively. We made a strategic decision to increase research and development expense in fiscal 2004 and have maintained spending in that range ever since. Research and development expenses were 9% of sales in the current year and in fiscal 2004, compared to 10% of sales in fiscal 2005. The focus of our development efforts in the current year was to develop products for the Wireless Solutions business. Besides another generation of our Virtual Wire™ Short-range Radio products, we developed several proprietary modules that involve a variety of protocol firmware options to facilitate network communication between the modules. The current year also included a $78,000 increase in stock compensation expense as a result of the adoption of FASB Statement 123(R) and our change to RSUs in lieu of stock options. We also increased cost of sales related to engineering technology sales by approximately $115,000 to support custom engineering projects for Wireless Solutions customers.

We believe that the continued development of our technology and new products is essential to our success and we are committed to increasing our investment in research and development expense over the long term. With the Cirronet and Caver-Morehead acquisitions, we will be adding a considerable number of technical personnel. Therefore, we expect research and development expense to increase in absolute dollars in the next quarter.

Sales and Marketing Expense

Sales and marketing expense was $6.7 million, $5.4 million and $5.4 million in fiscal 2006, 2005 and 2004, respectively. Sales and marketing expenses were 12% of sales in the current year and in fiscal 2005, compared to 11% of sales in fiscal 2004. The current year increase was largely the result of increase in sales commission expenses that fluctuated in line with sales levels. Current year increases also included increased marketing support for our Wireless Solutions business and additional sales application support for our customers. The current year included a $135,000 increase in stock compensation expense as a result of the adoption of FASB Statement 123(R) and our change to RSUs in lieu of stock options.

We intend to continue to aggressively grow sales, so we expect to maintain a relatively high level of sales and marketing expense. With the Cirronet and Caver-Morehead acquisitions, we will be adding a considerable number of sales and marketing personnel. Therefore, we expect sales and marketing expense to increase in absolute dollars in the next quarter. Sales commission expenses will continue to fluctuate in line with sales levels.

General and Administrative Expense

General and administrative expense was $3.3 million, $3.0 million and $3.0 million in fiscal 2006, 2005 and 2004, respectively. General and administrative expenses were 6% of sales in the current year and in fiscal 2005, compared to 7% of sales in fiscal 2004. The current year included a $198,000 increase in stock compensation expense as a result of the adoption of FASB Statement 123(R) and our change to RSUs in lieu of stock options. The increase in the current year was also partially due to an increase in executive compensation expense.

With the Cirronet and Caver-Morehead acquisitions, we will be adding some administrative personnel, as well as some other administrative expenses. Therefore, we expect general and administrative expense to increase in absolute dollars in the next quarter.

Amortization of Acquired Intangible Assets

We will allocate the purchase price of the Cirronet and Caver-Morehead acquisitions to various assets and liabilities in an opening balance sheet. We will make a preliminary estimate in our first quarter, to be finalized by the end of the fiscal year. Part of that allocation will be to intangible assets, such as acquired technology, customer relationships, trademarks, goodwill, etc. We have retained the services of a business valuation advisor, who will advise us on the valuation estimates. A very preliminary estimate is that there are substantial intangible assets (approximately $14 million), most of which have definitive lives. We currently estimate that the quarterly cost of the amortization of these intangible assets will be in the $500,000 to $600,000 range for our first quarter. Most of this cost will be classified as operating expense, but some will impact cost of sales.

Other Income (Expense)

Other income (expense) increased to $115,000 (expense) in the current year, compared to only $29,000 (expense) in the prior year. The primary reason for the increase in expense was that we incurred approximately $240,000 in expense related to start-up costs for a wireless systems investment that we account for as minority interest. This was partially offset by an increase of approximately $116,000 in increased interest income as a result of our increased cash balances. Subsequent to year-end, we used part of our cash balance and increased our bank borrowings to pay for a portion of the Cirronet and Caver-Morehead acquisitions.

Income Tax Expense (Benefit)

In both the current and prior years we recorded small provisions for state income tax. In the current year, because of a net operating loss, or NOL, carryforward, we have only a $50,000 provision for alternative minimum federal and state income tax. In the prior year, there was a $40,000 tax benefit as a result of a reversal of prior tax provisions. We expect to record relatively small income tax provisions in the near future. The Cirronet and Caver-Morehead acquisitions should not have a material impact on income tax expense. In fiscal 2007, the alternative minimum income tax is expected to cause a tax expense of approximately 3% of taxable income.

In fiscal 2001, we fully reserved, in a non-cash charge, all tax benefits that had been recorded prior to that point in accordance with SFAS 109. We continue to maintain a full valuation allowance on our deferred tax assets due to our historical losses and a limited history of taxable income. However, we retain the tax benefits involved and we will realize the benefit in future periods to the extent we are profitable. As of the end of the current year, we have income tax carryforwards and other potential tax benefits available to reduce future federal taxable income by approximately $16.1 million as explained in Note 12 to our Financial Statements. The NOL carryforwards expire August 31, 2023.

We do not expect to record any significant future federal income tax benefits or expense until the recovery of deferred tax assets is more likely than not.

Earnings (Loss) per Share

Net income for the current year was $0.6 million, compared to $0.5 million for the prior year and $2.2 million for fiscal 2004. Our diluted earnings per share were $0.07 for fiscal 2006, compared to $0.06 per share for fiscal 2005 and $0.27 for fiscal 2004. The increase in the current year was primarily due to increased sales at approximately the same gross margin, partially offset by an increase in operating expenses as a result of our additional operating expenses to support our strategic plan and an increase in stock compensation expense as a result of the adoption of FASB Statement 123(R) and our change to RSUs in lieu of stock options. The impact of increased stock compensation in the current year was $0.6 million or $0.07 per diluted share.

Fourth Quarter of Fiscal 2006

Unaudited quarterly financial data is presented in Note 15 to the accompanying financial statements.

Sales for the fourth quarter of $14.5 million increased approximately 26%, compared to $11.5 million in the comparable quarter of the prior year. Sales decreased approximately 1% compared to the previous quarter. The sales increase in the current quarter compared to the comparable quarter of the prior year followed the same pattern and was for the same reasons as the year-to-date increase. Sales increased in three of our four product lines as a result of an increase in the number of units sold by at least 50% for each product line due to greater market acceptance of relatively new products. For example, the number of filters sold more than doubled from the comparable quarter of the prior year, primarily from the growing satellite radio application.

The increase in sales of Virtual Wire™ Short-range Radio products was particularly large when compared to last year’s fourth quarter when sales to distributors were relatively low as a result of inventory reduction that occurred in their supply chain. The sales increase in the fourth quarter for frequency control modules was also particularly high due to a recovery in economic conditions in the telecommunications market from the prior year’s depressed levels. Partially offsetting these sales increases in the current quarter was a decrease in average selling prices in all product lines that occurred due to continuing competitive pressures, including a 25% decrease for filters and a 7% decrease for low-power components. In the current quarter, overall low-power components sales decreased 20% from the comparable quarter of the prior year, primarily due to a 15% reduction in the number of units sold due to lower North American automobile production levels and continued loss of market share for older products, as discussed under the section above entitled Low-power Components.

In the current quarter, our sales decrease from the previous quarter was primarily due to an 8% decrease in sales of filters resulting from a decrease in the number of units sold, primarily as a result of the slow down in filters for the satellite radio application that occurred late in the current quarter. This filter slow down resulted from the reaction of the supply chain to the FCC ruling to cease sales of several types of satellite radios. It is not yet clear how long this ruling will be in effect and therefore we are not certain what the impact will be on our filter sales in our first quarter. Partially offsetting this decrease in sales in the current quarter was a seasonal increase in low-power components sales of a consumer toy application, which also occurred in the prior year’s fourth quarter.

Gross profit margin was 27.5% in the fourth quarter, compared to 26.5% for the comparable quarter of the prior year and 29.0% for the previous quarter. The primary reason for the increase in gross margin from the comparable period of the prior year was a positive shift in product mix. The total of the higher margin Virtual Wire™ Short-range Radio products and frequency control modules increased from 25% of total sales in the prior year quarter to 33% of total sales in the current quarter. The impact of product mix more than offset the impact of the decrease in average selling prices that was described earlier. In addition, each of the product lines was able to achieve per unit manufacturing cost reductions of 2% or more in comparison to the comparable quarter of the prior year to moderate the impact of the decrease in average selling prices. The decrease in margin from the previous quarter was primarily due to the decrease in average selling prices that occurred in the low-power component and filter product lines of 3% or more. We were not able to offset this effect with an equal amount of per unit manufacturing cost reductions in comparison to the previous quarter.

Operating expenses for the fourth quarter were approximately $3.8 million, compared to approximately $3.2 million for the comparable quarter of the prior year and $3.8 million for the previous quarter. The increase in operating expenses from the comparable quarter of the prior year was primarily due to approximately $300,000 in increased spending to support our strategic plan to grow the business, $175,000 in increased sales commission expense due to increased sales and $80,000 in stock compensation expense as a result of the adoption of FASB Statement 123(R) and change to RSUs in lieu of stock options. General and administrative expense in the current quarter was also impacted by the absence of a $135,000 bad debt charge that occurred in the comparable quarter of the prior year; partially offset the current quarter’s increased executive compensation expense.

Other expense was $30,000 in the fourth quarter, the same as the comparable quarter of the prior year and less than the $68,000 in the previous quarter. The decrease from the previous quarter was primarily due to lower start-up costs for a wireless systems investment that we account for as minority interest.

Financial Condition

Financing Arrangements

At August 31, 2006, we maintained access to our revolving line of credit with Wells Fargo Bank, National Association, or WFB. There were no borrowings against the line of credit during the current year. Our revolving line-of-credit facility loan balance was zero at August 31, 2006, but a loan advance of approximately $5.3 million was available under the existing borrowing base.

On September 1, 2006, our banking agreement with WFB was amended and restated to increase the revolving credit arrangement to a limit of $11.0 million and add a $4.0 million term note facility. The term of the agreement was extended to December 1, 2009. The main purpose of this amended and restated agreement was to help finance the Cirronet acquisition. See discussion of this acquisition in Note 14 of our Financial Statements. The cash portion of the purchase price was funded with a portion of the proceeds from our new $15 million credit facility with WFB. The collateral for the revolver is the combined trade receivables of RFM and its subsidiaries. If the new agreement had been in place as of August 31, 2006, it would not have materially impacted our credit availability as of that date.

Our new revolving line of credit banking agreement and its status at the end of the year are described in Note 6 to our Financial Statements included in this report.

Our prior agreement with WFB contained certain financial covenants. We were in compliance with all of such covenants as of August 31, 2006. The new bank agreement with WFB has similar financial covenants, as well as an additional covenant on financial leverage. Although we believe that we will be able to continue to comply with the covenants contained in our new credit facility, there is no assurance that this will occur. Should there be a violation of one or more of the financial covenants, when we have outstanding borrowings, and we are unable to negotiate a waiver or amendment, the maturity of our debt could be accelerated. In that case, other sources of cash would be needed to support our operations.

Liquidity

Liquidity at August 31, 2006 consisted primarily of $5.8 million of cash and approximately $5.3 million available under the existing banking agreement. Net cash provided by our operating activities was $2.7 million in the current year, a decrease from $3.9 million in the prior year. The primary reason for decreased cash provided by operations was $0.9 million in funds needed in working capital items to support increased sales in the current year compared to a $0.6 million in funds provided by a reduction in working capital due to lower sales in the prior year. Included in the noncash items was $603,000 in stock-based compensation. Partially offsetting this working capital impact was an increase in net income adjusted for noncash items of $250,000 compared to the prior year.

Collection of our receivables on a days-sales-outstanding measurement remained in the low 50-day range in the current year. The inventory increase occurred mostly in finished goods for satellite radio filters that occurred late in the year as a result of the slow down in the satellite radio market that was explained above in the section entitled Fourth Quarter of Fiscal 2006. We are working with our offshore contractors to adjust our production levels to offset this effect. Since we offer our customers shorter lead times than we get from our contractors, volatile sales levels can lead to changes in inventory balances. We continued to be within payment terms with our vendors in fiscal 2006.

Even with the new acquisitions, we expect to maintain a positive cash flow from operations for fiscal 2007, as we did in the last five years. We believe continued positive cash flow, as well as access to our credit facilities, will be sufficient to maintain normal operations for the next twelve months.

Cash used in investing activities was $2.7 million in the current year, compared to $1.8 million for the prior year. The increase was primarily due to capital spending of approximately $2.3 million in the current year compared to $1.6 million in the prior year. A significant amount of the capital spending in the current year related to implementation of software systems that are intended to enhance our new product development process. Most of the $0.6 million in increased other assets were costs related to the Cirronet and Caver-Morehead acquisitions. We expect to acquire up to $2.5 million of capital equipment by the end of fiscal 2007, primarily related to the development of new products and new manufacturing processes.

We were provided $0.6 million in net cash from financing activities in the current year, the same as the prior year. In the current and prior year, no funds were used to reduce bank borrowings, since the bank debt was paid off in fiscal 2004. We raised $0.5 million from sales of stock to employees under various stock programs in the current year, compared to $0.7 million last year. While our switch to RSUs as a stock compensation vehicle will tend to lower future proceeds from sales of stock to employees, the stock options that were assumed as a result of the Cirronet acquisition will result in additional proceeds.

As of August 31, 2006, we had approximately $5.3 million of cash availability under the prior banking agreement based upon the borrowing base which is derived from trade accounts receivable. In addition, approximately $5.7 million more may become available under our new banking agreement if our borrowing base were to increase sufficiently to support increased borrowing. We are not able to say when or if that will happen because of our inability to see very far into the future due to limited lead times on orders placed by our customers. In addition, our new bank agreement gives us $4.0 million in availability under a term loan that was subsequently used to partially finance the Cirronet acquisition. After the transaction closed, we still had approximately $2.0 million in availability under the new bank agreement at the end of September, 2006.

While we reported positive operating cash flows for the last five fiscal years, a reduction in sales or gross margins could occur due to economic or other factors. In addition, we incurred large cash commitments under the terms of the Cirronet and Caver-Morehead acquisitions as described in Note 14 of our Financial Statements. We believe that cash generated from operations, our cash balances and the amounts available under our new credit facility will be sufficient to meet our cash requirements for the next twelve months. If for any reason these sources of funds are not sufficient to meet our requirements, we may be required to raise additional funds. We cannot guarantee that we would be able to obtain additional financing or, if available, that it would be available to us on acceptable terms. Should that happen, there could be a material adverse effect on our operations.

Contractual Obligations

The following represent our known contractual obligations as of August 31, 2006 (in thousands):

	Payments Due By Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	Over 5 Years
Contractual Obligations:
Operating Lease Obligations (1)	$320	$221	$99	$0	$0
Purchase Obligations (2)	4,514	4,514	0	0	0

Total	$4,834	$4,735	$99	$0	$0

(1)	Includes minimum lease payment obligations for noncancelable equipment and real-estate leases in effect as of August 31, 2006. See Note 7 to our Financial Statements.
(2)	These purchase obligations are for inventory items to be sold in the ordinary course of business. The reported amount is the value of three-month commitments required by contracts with three manufacturers for product assembly costs. Amount does not include open purchase orders for raw material. See Note 7 to our Financial Statements.

Stock Based Compensation Plans

(a) Stock Option Program Description

Our stock compensation program is a broad-based, long-term retention program that is intended to attract and retain talented personnel and align shareholder and employee interests. We currently have four plans (1999 Plan, 1997 Plan, 1986 Plan and Director Plan) under which we grant or have granted stock options to employees, directors and consultants. The options generally vest at a rate of one forty-eighth each month. The exercise price of each option equals the market price of our stock on the date of grant and each option generally expires ten years after the date of grant. The 1986 Plan expired for future grants according to its terms in November 2002. The Director Plan expired for future grants according to its terms in April 2004. We also use the 1997 Plan to grant RSUs. The grants are not considered issued stock when granted and certificates are issued to the grantee only as vesting occurs. However, upon stockholder approval, no further grants will be made under the 1997 Plan and any shares remaining under the 1997 Plan will be granted under our new 2006 Equity Incentive Plan. We record unearned compensation based on the share price on the date of grant, and expense that compensation over the vesting period.

We adopted a recent accounting pronouncement, SFAS 123(R) for employees and directors for our fiscal year beginning September 1, 2005 using the modified prospective method. In compliance with the standard, we recorded stock-based compensation expense in the current fiscal year relating to stock options for employees and directors and our Employee Stock Purchase Plan. Prior to the current fiscal year, we accounted for our option plans under APB 25 and, accordingly, did not recognize compensation expense for options granted to employees and directors. Options granted to consultants are accounted for under SFAS 123(R) and are valued using the Black-Scholes model. Compensation expense of those options is recognized over the vesting life of the options, which is aligned with the consulting service life. Note 9 to our Financial Statements sets forth the stock compensation expense recognized in the current and prior two years.

(b)	General Option Information

Summary of Option Activity

The following is a summary of stock option activity for the fiscal year ended August 31, 2005 and August 31, 2006:

			Options Outstanding
		Number of Shares Available for Options	Shares	Weighted Average Exercise Price
Balance at	August 31, 2004	466,852	2,069,003	$6.30
	Grants	(292,296)	292,296	$5.71
	Exercises	—	(102,558)	$4.12
	Cancellations	31,666	(31,666)	$8.77
	Cancel shares reserved in expired Plan	(28,542)	—	—

Balance at	August 31, 2005	177,680	2,227,075	$6.29
	Grants-stock options	(6,000)	6,000	$5.01
	Grants-restricted stock units	(110,950)	—	—
	Exercises	—	(89,254)	$3.49
	Cancellations-stock options	111,079	(111,079)	$7.49
	Cancellations-restricted stock units	2,900	—	—
	Additional shares reserved	400,000	—	—

Balance at	August 31, 2006	574,709	2,032,742	$6.34

In-the-Money and Out-of-the-Money Option Information

The following table compares the number of shares subject to option grants with exercise prices below the closing price of our common stock at August 31, 2006 (referred to as “In-the-Money”) with the number of shares subject to option grants with exercise prices equal to or greater than the closing price of our common stock at August 31, 2006 (referred to as “Out-of-the-Money”). The closing price of our common stock at August 31, 2006 was $6.19 per share.

	Exercisable		Unexercisable		Total
As of End of Quarter	Shares (#)	Wtd. Avg. Exercise Price ($)	Shares (#)	Wtd. Avg. Exercise Price ($)	Shares (#)	Wtd. Avg. Exercise Price ($)
In-the-Money	943,001	$3.89	41,290	$3.72	984,291	$3.88
Out-of-the-Money	1,007,322	$8.69	41,129	$7.62	1,048,451	$8.65

Total Options Outstanding	1,950,323	$6.37	82,419	$5.66	2,032,742	$6.34

Recently Issued Accounting Standards

In June 2006, the Financial Standards Accounting Board, or FASB, issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48, an interpretation of SFAS 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109, Accounting for Income Taxes. FIN 48 details how companies should recognize, measure, present, and disclose uncertain tax positions that have been or expect to be taken. As such, financial statements will reflect expected future tax consequences of uncertain tax positions presuming the taxing authorities’ full knowledge of the position and all relevant facts. FIN 48 is effective for public companies for annual periods that begin after December 15, 2006. We are currently reviewing FIN 48 and evaluating its potential impact.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements.” This new standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The new standard is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim period within those years. The provisions of the new standard are to be applied prospectively for most financial instruments and retrospectively for others as of the beginning of the fiscal year in which the standard is initially applied. We will be required to adopt this new standard in the first quarter of 2008. We are currently evaluation the requirements of Statement No. 157 and have not yet determined the impact on our consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 addresses the views of the SEC staff regarding the process of quantifying financial statement misstatements. SEC registrants are expected to reflect the effects of initially applying the guidance in SAB 108 in their annual financial statements covering the first fiscal year ending after November 15, 2006. The cumulative effect of the initial application should be reported in the carrying amounts of assets and liabilities as of the beginning of that fiscal year and the offsetting adjustment should be made to the opening balance of retained earnings for that year. We will be required to adopt the interpretations in SAB 108 in the fourth quarter of 2006. We are currently evaluating the impact of applying this guidance.

Forward-Looking Statements

Except for the historical information, this report contains numerous forward-looking statements that involve risks and uncertainties. These statements are made pursuant to the Safe Harbor Provision of the Private Securities Litigation Reform Act of 1995. Statements of our plans, objectives, expectations and intentions involve risks and uncertainties. Statements containing terms such as “believe”, “expects”, “plans”, “anticipates”, “may” or similar terms are considered to contain uncertainty and are forward-looking statements. We believe that these statements are based on reasonable assumptions and our expectations at the time. Our actual results may differ materially from the statements and assumptions discussed in this report. Factors that could cause or contribute to such differences include, but are not limited to; those discussed in the sections entitled Business, Risk Factors, Legal Proceedings, Selected Financial Data and Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A significant portion of our products have a manufacturing process in foreign jurisdictions and are sold in foreign jurisdictions. We manage our exposure to currency exchange fluctuations by denominating most transactions in U.S. dollars. We consider the amount of our foreign currency exchange rate risk to be immaterial as of August 31, 2006 and accordingly have not hedged any such risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is included in Appendix A attached hereto and incorporated by reference.

ITEM 9A. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported in a timely manner. There have been no changes in our internal control over financial reporting during the year ended August 31, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The remaining information required by this item is found under the sections entitled (a) Proposal No. 1 - Election of Directors, (b) Executive Officers, (c) Compliance with Section 16(a) of the Exchange Act and (d) The Board of Directors in the definitive proxy statement to be filed with the Commission on or about December 11, 2006.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is found under the section entitled Executive Officer Compensation in the definitive proxy statement to be filed with the Commission on or about December 11, 2006.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this item is found under the section entitled (a) Equity Compensation Plan Information and (b) Security Ownership of Certain Beneficial Owners and Management in the definitive proxy statement to be filed with the Commission on or about December 11, 2006.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is found under the section entitled Certain Transactions with Management in the definitive proxy statement to be filed with the Commission on or about December 11, 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is found under the section entitled Proposal No. 3—Ratification of Independent Auditor Selection in the definitive proxy statement to be filed with the Commission on or about December 11, 2006.

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)1.	Financial Statements. Financial statements are attached as Appendix A to this report. The index to the financial statements is found on page F-1 of Appendix A.

(a)2.	Financial Statement Schedules. All schedules are omitted since the required information is not present or is not present in amounts sufficient to require a submission of the schedules, or because the information required is included in the financial statements and notes thereto.

(a)3.	Exhibits. See Exhibit Index in part (b) below.

(b)	Exhibit Index

Exhibits	Previously Filed*	As Exhibit	Description

2.1	Form 8-K (filed 8/28/06)	2.1	Agreement and Plan of Merger dated as of August 24, 2006 by and among the Registrant, CI Acquisition, Inc., Cirronet Inc. and certain other parties thereto

2.2	Form 8-K (filed 8/28/06)	2.2	Agreement and Plan of Merger dated as of August 24, 2006 by and among the Registrant, Aleier Inc., Caver-Morehead Systems, Inc. and the shareholders of Caver-Morehead Systems, Inc.

2.3	Form 8-K (filed 8/28/06)	10.1	Form of Voting and Option Agreement dated as of August 24, 2006 between the Registrant and certain shareholders of Cirronet Inc.

3.1	Form 10-K (Year ended 8/31/94)	3.1	Restated Certificate of Incorporation

3.2	Form 10-K (Year ended 8/31/94)	3.2	Bylaws

4.1			Reference is made to Exhibits 3.1 and 3.2

4.2	Form 8-K (filed 12/29/94)	4.3	Rights Agreement dated as of 12/20/94

4.3	Form 8-K (filed 8/19/96)	4.4	First Amendment to Rights Agreement dated 8/14/96

4.4	Form 10-Q (Quarter ended 11/30/00) (filed 1/16/01)	4.5	Second Amendment to Rights Agreement dated 12/11/00

4.5	Form 8-A/A (Amendment No. 2) (filed 12/17/04)	4.6	Third Amendment to Rights Agreement between Registrant and Equiserve Trust Company, National Association, successor to Fleet National

4.6	Form 10-K (Year ended 8/31/05) (filed 11/17/05)	4.9	Specimen Stock Certificate

10.1	Form S-1	10.1	Form of Indemnity Agreement entered into by the Registrant and each of its officers and directors

10.2	Form 10-K (Year ended 8/31/94)	10.10	Lease Agreement between the Registrant and Jeff Yassai

10.3	Form 10-Q (Quarter ended 11/30/95)	10.18	Form of Restrictive Stock Bonus Agreement

10.4	Form 10-K (Year ended 8/31/97) (filed 12/1/97)	10.23	Form of Change of Control Agreement for certain officers

Exhibits	Previously Filed*	As Exhibit	Description

10.5	Form 10-Q (Quarter ended 5/31/99) (filed 7/15/99)	10.25	Form of Restricted Stock Bonus Agreement

10.6	Form 10-Q (Quarter ended 2/28/01) (filed 4/16/01)	10.46	Warrant Agreement between Registrant and Wells Fargo Business Credit, Inc. dated as of 12/8/00

10.7	Form 10-Q (2001) (Quarter ended 5/31/01) (filed 7/13/01)	10.51	Manufacturing Agreement between Registrant and Automated Technology (Phil.) Inc. Electronics Corporation dated 2/22/01

10.8	Form 10-K (Year ended 8/31/01) (filed 11/29/01)	10.59	Amendment 1 to Manufacturing Agreement between Registrant and Automated Technology (Phil.) Inc. Electronics Corporation dated 7/19/01

10.9	Form 10-K (Year ended 8/31/02) (filed 11/21/02)	10.72	Product Agreement between Registrant and Tai-Saw Technology Co., LTD dated 9/1/002

10.10	Form 10-Q (Quarter ended 5/31/03) (filed 7/14/03)	10.83	Comprehensive Manufacturing Assembly Agreement between Registrant and Tai-Saw Technology Co., Ltd. dated 3/1/03

10.11	Form 10-K (Year ended 8/31/03) (filed 11/20/03)	10.90	Chairman of the Board of Directors Service Agreement between the Registrant and Michael Bernique dated 5/31/03

10.12	Form 10-K (Year ended 8/31/04) (filed 11/18/04)	10.95	Amendment 1 dated 8/1/04 to Comprehensive Manufacturing Assembly Agreement between Registrant and Tai-Saw Technology Co., Ltd. dated 5/1/03

10.13	Form 10-K (Year ended 8/31/04) (filed 11/18/04)	10.96	Amended and Restated Manufacturing and Technical Support Agreement between Registrant and Morioka Seiko Instruments, Inc. dated 6/11/04

10.14	Form 10-Q (Quarter ended 2/28/05) (filed 4/13/05)	10.97	Loan Agreement between Registrant and Wells Fargo Bank, National Association dated 12/31/04

10.15	Form 10-Q (Quarter ended 2/28/05) (filed 4/13/05)	10.98	Pledge and Security Agreement between Registrant and Wells Fargo Bank, National Association dated 12/31/04

10.16	Form 8-K (filed 10/27/05)	10.99	Omnibus Cash Incentive Plan of 2005

Exhibits	Previously Filed*	As Exhibit	Description

10.17	Form 8-K (filed 10/27/05)	10.100	Management Incentive Plan of 2005

10.18	Form 10-K (filed 11/17/05)	10.19	1994 Non-employee Director’s Stock Option Plan, as amended

10.19	Form 10-K (filed 11/17/05)	10.20	1994 Notice of Grant of Stock Options and Grant Agreement

10.20	Form 10-K (filed 11/17/05)	10.22	1997 Notice of Grant of Stock Options and Grant Agreement

10.21	Form 10-K (filed 11/17/05)	10.23	1999 Equity Incentive Plan, as amended

10.22	Form 10-K (filed 11/17/05)	10.24	1999 Notice of Grant of Stock Options and Grant Agreement

10.23	Form 8-K (filed 11/22/05	10.26	Executive Sales Incentive Plan of 2005

10.24	Form 8-K (filed 12/19/05	10.27	Form of Restricted Stock Unit Award

10.25	Form 10-Q (filed 1/13/06)	10.1	Amendment 2 dated 10/1/05 to Comprehensive Manufacturing Assembly Agreement between Registrant and Tai-Saw Technology Co. Ltd. dated 3/1/03.

10.26	Form 10-Q (filed 1/13/06)	10.2	First amendment dated 11/1/05 to Loan Agreement between Registrant and Wells Fargo Bank, National Association dated 12/31/04.

10.27	Form 8-K (filed 1/23/06)	99.1	Employee Stock Purchase Plan as Amended

10.28	Form 8-K (filed 1/23/06)	99.2	1997 Equity Incentive Plan as Amended

10.29	Form 8-K (filed 2/1/06)	99	New member of Board of Directors – William L. Eversole

10.30	Form 8-K (filed 8/28/06)	10.2	Employment Agreement dated as of August 24, 2006 between Registrant and Robert M. Gemmell

10.31			Amended and Restated Loan Agreement between Registrant and Wells Fargo Bank, National Association dated 9/1/06

Exhibits	Previously Filed*	As Exhibit	Description

10.32			Amended and Restated Pledge and Security Agreement between Registrant and Wells Fargo Bank, National Association dated 9/1/06

10.33			Form of Lock-Up Agreement for the stock of Registrant and Executive shareholders of Cirronet Inc.

10.34			Form of Lock-Up Agreement for the stock of Registrant and General shareholders of Cirronet Inc.

23.1			Consent of McGladrey & Pullen LLP, Independent Registered Public Accounting Firm

23.2			Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

24.1			Power of Attorney**

31.1			Certificate Pursuant to Section 302 of Sarbanes - Oxley Act of 2002 for CEO

31.2			Certificate Pursuant to Section 302 of Sarbanes - Oxley Act of 2002 for CFO

32.1			Certificate Pursuant to Section 906 of Sarbanes - Oxley Act of 2002 for CEO

32.2			Certificate Pursuant to Section 906 of Sarbanes - Oxley Act of 2002 for CFO

*	Incorporated herein by reference.
**	Filed on the signature page of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, RF Monolithics, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 17th day of November, 2006.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of RF Monolithics, Inc. and in the capacities indicated on the 17th day of November, 2006.

/s/ DAVID M. KIRK	/s/ DEAN C. CAMPBELL
David M. Kirk	Dean C. Campbell
CEO, President & Director	Director

/s/ HARLEY E BARNES III	/s/ WILLIAM L. EVERSOLE
Harley E Barnes III	William L. Eversole
CFO	Director

/s/ MICHAEL R. BERNIQUE	/s/ FRANCIS J. HUGHES, JR.
Michael R. Bernique	Francis J. Hughes, Jr.
Chairman	Director

APPENDIX A

FINANCIAL STATEMENTS

RF MONOLITHICS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of RF Monolithics, Inc.:

We have audited the accompanying consolidated balance sheets of RF Monolithics, Inc. as of August 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RF Monolithics, Inc. as of August 31, 2006 and 2005, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ MCGLADREY & PULLEN LLP

Dallas, Texas

November 17, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of RF Monolithics, Inc.:

We have audited the accompanying statements of income, stockholders’ equity and cash flows of RF Monolithics, Inc. (the “Company”) for the year ended August 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements present fairly, in all material respects, the results of the operations and cash flows of the Company for the year ended August 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas

November 18, 2004

RF MONOLITHICS, INC.

CONSOLIDATED BALANCE SHEETS

AUGUST 31, 2006 AND 2005

(In Thousands, Except per-Share Amounts)

	2006	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,847	$5,450
Trade receivables - net	7,669	6,753
Inventories - net	9,118	8,616
Prepaid expenses and other	447	315

Total current assets	23,081	21,134

PROPERTY AND EQUIPMENT - Net	6,275	6,235

OTHER ASSETS - Net	1,044	470

TOTAL	$30,400	$27,839

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable - trade	$3,526	$2,962
Accrued expenses and other current liabilities	1,987	1,624

Total current liabilities	5,513	4,586

OTHER LIABILITIES	111	181

Total liabilities	5,624	4,767

STOCKHOLDERS’ EQUITY:
Common stock: $.001 par value, 20,000 shares authorized; 8,094 and
7,949 shares issued in 2006 and 2005, respectively	8	8
Additional paid-in capital	38,157	36,992
Common stock warrants	86	128
Treasury stock, 36 common shares at cost	(227)	(227)
Accumulated deficit	(13,248)	(13,829)

Total stockholders’ equity	24,776	23,072

TOTAL	$30,400	$27,839

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED AUGUST 31, 2006, 2005, AND 2004

(In Thousands, Except Per-Share Amounts)

	2006	2005	2004
SALES	$54,162	$46,222	$48,506
COST OF SALES	38,814	33,020	33,168

GROSS PROFIT	15,348	13,202	15,338

OPERATING EXPENSES:
Research and development	4,651	4,381	4,470
Sales and marketing	6,667	5,386	5,384
General and administrative	3,284	2,962	3,040

Total	14,602	12,729	12,894

INCOME FROM OPERATIONS	746	473	2,444

OTHER INCOME (EXPENSE):
Interest income	203	87	13
Interest expense	(66)	(96)	(260)
Other	(252)	(20)	54

Total	(115)	(29)	(193)

INCOME BEFORE INCOME TAXES	631	444	2,251
INCOME TAX EXPENSE (BENEFIT)	50	(40)	14

NET INCOME	$581	$484	$2,237

EARNINGS PER SHARE :
Basic	$0.07	$0.06	$0.29

Diluted	$0.07	$0.06	$0.27

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	8,014	7,861	7,597

Diluted	8,398	8,310	8,255

See notes to consolidated financial statements.

RF MONOLITHICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

YEARS ENDED AUGUST 31, 2006, 2005, AND 2004

(In Thousands)

	Common Stock		Additional Paid-in Capital	Common Stock Warrrants		Treasury	Accumulated
	Shares	Amount		Shares	Amount	Stock	Deficit	Total
BALANCE, SEPTEMBER 1, 2003	7,260	$7	$33,218	593	$842	$(227)	$(16,550)	$17,290

Common stock issuances:
Stock warrants exercised	120	—	714	(533)	(714)	—	—	—
Stock options exercised	339	1	1,771	—	—	—	—	1,772
Employee Stock Purchase Plan	87	—	332	—	—	—	—	332
Amortization of unearned compensation	—	—	215	—	—	—	—	215
Net income	—	—	—	—	—	—	2,237	2,237

BALANCE, AUGUST 31, 2004	7,806	$8	$36,250	60	$128	$(227)	$(14,313)	$21,846

Common stock issuances:
Stock options exercised	102	—	423	—	—	—	—	423
Employee Stock Purchase Plan	41	—	255	—	—	—	—	255
Amortization of unearned compensation	—	—	64	—	—	—	—	64
Net income	—	—	—	—	—	—	484	484

BALANCE, AUGUST 31, 2005	7,949	$8	$36,992	60	$128	$(227)	$(13,829)	$23,072

Common stock issuances:
Stock warrants exercised	12	—	42	(30)	(42)	—	—	—
Stock options exercised	89	—	311	—	—	—	—	311
Employee Stock Purchase Plan	44	—	209	—	—	—	—	209
Amortization of unearned compensation	—	—	603	—	—	—	—	603
Net income	—	—	—	—	—	—	581	581

BALANCE, AUGUST 31, 2006	8,094	$8	$38,157	30	$86	$(227)	$(13,248)	$24,776

See notes to consolidated financial statements.

RF MONOLITHICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED AUGUST 31, 2006, 2005, AND 2004

(In Thousands)

	2006	2005	2004
OPERATING ACTIVITIES:
Net income	$581	$484	$2,237
Noncash items included in net income:
Depreciation and amortization	2,161	2,402	2,946
Charge for inventory obsolesence and asset impairment	155	218	127
Provision for trade receivable allowance	52	112	35
Stock-based compensation	603	64	215
Gain on disposal of property and equipment	(48)	(33)	(10)
Changes in operating assets and liabilities:
Trade receivables	(968)	492	(479)
Inventories	(657)	299	(1,366)
Prepaid expenses and other	(132)	(33)	40
Accounts payable - trade	564	177	1,017
Accrued expenses and other liabilities	393	(306)	268

Net cash provided by operating activities	2,704	3,876	5,030

INVESTING ACTIVITIES:
Acquisition of property and equipment	(2,277)	(1,646)	(595)
Proceeds from disposition of property and equipment	136	131	158
Change in other assets	(586)	(273)	(70)

Net cash used in investing activities	(2,727)	(1,788)	(507)

FINANCING ACTIVITIES:
Repayments on line of credit	—	—	(2,696)
Repayments on building mortgage and other	—	—	(1,402)
Repayments on third party financing	(90)	(117)	(30)
Change in other liabilities	(10)	86	—
Proceeds from common stock and warrants issued	520	678	2,104

Net cash provided by (used in) financing activities	420	647	(2,024)

INCREASE IN CASH AND CASH EQUIVALENTS	397	2,735	2,499

CASH AND CASH EQUIVALENTS:
Beginning of year	5,450	2,715	216

End of year	$5,847	$5,450	$2,715

NON CASH FINANCING ACTIVITY:
Software acquired under third party financing	$0	$0	$237

SUPPLEMENTAL INFORMATION:
Interest paid	$2	$7	$79

Income taxes (refunded) paid	$10	$55	$(36)

See notes to consolidated financial statements.

RF MONOLITHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED AUGUST 31, 2006, 2005 AND 2004

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business - We design, develop, manufacture and market a broad range of Wireless products that are solution driven and technology enabled. We have two lines of business-Wireless Solutions business and Wireless Components business.

Our Wireless Solutions business includes Virtual Wire™ Short-range Radio, RF Integrated Circuits, or RFIC, and Module products. These are wireless radios and the networks that manage and use them. Our goal is to provide customers with a comprehensive solution with a wide variety of alternative products and services for their wireless network applications. These product offerings will be enhanced in our next fiscal year by two acquisitions that were consummated in September, 2006. These acquisitions were Cirronet Inc, or Cirronet, and Caver-Morehead Systems, Inc., or Caver Morehead (which was acquired by Aleier, Inc., or Aleier, a wholly-owned subsidiary of RFM). See Note 14 to the financial statements for additional information on these transactions. Wireless radios are marketed under the RFM brand. Standard and custom radio modules and packaged radio and network gateway products will be marketed under the Cirronet brand. Asset management platform software and end-applications will be marketed under the Aleier brand.

Our Wireless Components business includes low-power components, frequency control modules and filters and is marketed under the RFM brand. Our goal is to provide simple, cost effective solutions that fit our customers’ specialty applications.

Our products are incorporated into application designs in five primary markets: industrial, automotive, consumer, medical and telecommunications, and are sold primarily in North America, Europe and Asia.

We have manufacturing operations in Dallas, Texas and manufacturing agreements with a manufacturer in the Philippines, a manufacturer in Taiwan and a manufacturer in Japan. Generally, the core SAW device or die is produced in Dallas in a wafer fabrication process and shipped to the foreign manufacturers for assembly with other purchased components.

Consolidated results and balances include our accounts and those of our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Our subsidiaries as of August 31, 2006 consisted of RFM Technologies, Inc. and Electronics International, LLC.

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

Revenue is recognized for the most part when we ship the product to the customer. There are a small number of programs in which inventory is consigned to a customer and we recognize sales when the customer pulls the product for use from that inventory. In all cases, we recognize sales at the point at which legal title passes to the customer. Our standard terms and conditions are FOB our shipping point, which means that the title to the goods transfers to the customer upon shipment. We permit the return of defective products and accept limited amounts of product returns in other instances. Accordingly, we provide allowances for the estimated amounts of these returns based on historical experience. A small portion of our revenue, called technology development sales, is derived from engineering design services performed for customers. The cost of shipping and handling is classified as a cost of sale. This cost is reduced by any freight and handling costs billed to our customer, which is considered minor.

Cash Equivalents represent liquid investments with maturities at the date of acquisition of three months or less.

Trade Receivables consist primarily of amounts due from customers for product shipped to them. We perform credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current credit worthiness. We continuously monitor collections and payments from customers and maintain an allowance for doubtful accounts based upon historical experience and specific customer information. If events occur causing collectibility of outstanding trade receivables to become unlikely, we record an increase to our allowance for doubtful accounts. When collection by all means available, including a collection agency, is unsuccessful, the customers account is written off to the allowance for doubtful accounts. We maintain credit insurance on major foreign customer balances and have a relatively diversified customer base.

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

Property and Equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the following estimated useful lives:

Description	Life (Years)
Machinery & equipment	5
Machinery & equipment (over $50k)	7
Tooling	3
Furniture & fixtures	5
Leasehold improvements	life of lease
Computer equipment	3
Computer software	3
Land improvements	5
Building	10
Building improvements-structural	5
Building improvements-all other	3

Other Assets include patents and capitalized acquisition related purchase costs. Patent costs are amortized over the estimated useful lives of the respective patents, which is five years. Costs for patent applications denied are written off in the period in which the denial is received.

Impairment of Long-lived Assets is evaluated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which requires an entity to review long-lived tangible and intangible assets for impairment and recognize a loss if expected future undiscounted cash flows are less than the carrying amount of the assets. Such losses are measured as the difference between the carrying value and the estimated fair value of the assets. The estimated fair value is determined based on expected discounted future cash flows. There were no material impairment charges related to long-lived assets in the current year.

Warranty Reserve is established based upon estimated warranty returns for the one year period after shipment date as permitted by our standard sales agreement. The warranty reserve included in the accrued liabilities in the accompanying balance sheet at both August 31, 2006 and 2005 was $45,000. Warranty claims have historically been limited because of our extensive quality systems.

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

Earnings per Share is computed by dividing the net earnings by the weighted average shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net earnings by the weighted average number of common and potentially dilutive shares, from dilutive stock options and warrants to purchase common stock outstanding during each year. The dilutive effect of the options and warrants to purchase common stock are excluded from the computation of diluted net loss per share if their effect is antidilutive. The number of common stock equivalents excluded from the diluted net loss per share computation at August 31, 2006, 2005 and 2004 because they were antidilutive, were stock options in the amount of 1,155,851 and 784,832 and 401,563, respectively.

Stock-Based Compensation - We adopted SFAS 123(Revised 2004), “Share-Based Payment”, or SFAS 123(R), for our fiscal year beginning September 1, 2005 using the modified prospective method. In compliance with the standard, we recorded stock-based compensation expense in the current year related to options for employees and directors and our Employee Stock Purchase Plan, or ESPP. The fair value of stock options granted and favorable pricing of our stock offered under the ESPP is determined using the Black-Scholes model. Prior to the current fiscal year, we accounted for our option plans and ESPP under APB 25 and, accordingly, did not recognize compensation expense for options granted to employees and directors or for our ESPP. Compensation expense for consultant options has been recorded in the current and prior years and is recognized over the vesting life of the options, which is aligned with the consulting service life.

In the second quarter of this fiscal year, we changed from granting stock options as the primary means of stock compensation to granting restricted stock units, or RSUs. The fair value of any RSU grant is based on the market value of our shares included in the RSU on the date of grant and is recognized as compensation expense over the vesting period.

The following table illustrates the effect on net income and earnings per share in the prior two years if the fair value based method under SFAS 123(R) had been applied to all outstanding vested and unvested awards in those periods. For the current year, in compliance with SFAS 123(R), we recorded expense for all amortized stock-based compensation. Amounts are in thousands, except per share amounts:

	Years Ended August 31,
	2005	2004
Net Income, as reported	$484	$2,237

Add: Stock option based compensation expense included in reported net income, net of related tax effects.	53	105

Deduct: Total stock option based compensation expense, including ESPP, determined under fair value based method for all awards, net of related tax effects.	(1,720)	(1,391)

Pro forma net income (loss)	$(1,183)	$951

EARNINGS (LOSS) PER SHARE
Basic - as reported	$0.06	$0.29

Basic - pro forma	$(0.15)	$0.13

Diluted - as reported	$0.06	$0.27

Diluted - pro forma	$(0.15)	$0.12

Segment Accounting – We report as a single segment under SFAS 131, “Disclosures about Segments of an Enterprise and Related Information”. Our management reviews financial information at the enterprise wide level and makes decisions accordingly.

Recently Issued Accounting Standards – In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes”, or FIN 48, an interpretation of SFAS 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109, Accounting for Income Taxes. FIN 48 details how companies should recognize, measure, present, and disclose uncertain tax positions that have been or are expected to be taken. As such, financial statements will reflect expected future tax consequences of uncertain tax positions presuming the taxing authorities’ full knowledge of the position and all relevant facts. FIN 48 is effective for public companies for annual periods that begin after December 15, 2006. We are currently reviewing FIN 48 and evaluating its potential impact.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements.” This new standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The new standard is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim period within those years. The provisions of the new standard are to be applied prospectively for most financial instruments and retrospectively for others as of the beginning of the fiscal year in which the standard is initially applied. We will be required to adopt this new standard in the first quarter of 2008. We are currently evaluation the requirements of Statement No. 157 and have not yet determined the impact on our consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 addresses the views of the SEC staff regarding the process of quantifying financial statement misstatements. SEC registrants are expected to reflect the effects of initially applying the guidance in SAB 108 in their annual financial statements covering the first fiscal year ending after November 15, 2006. The cumulative effect of the initial application should be reported in the carrying amounts of assets and liabilities as of the beginning of that fiscal year and the offsetting adjustment should be made to the opening balance of retained earnings for that year. We will be required to adopt the interpretations in SAB 108 in the fourth quarter of 2006. We are currently evaluating the impact of applying this guidance.

In July 2006, the FASB issued Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. We will be required to adopt this interpretation in the first quarter of 2007. We are currently evaluation the requirements of FIN 48 and have not yet determined the impact on our consolidated financial statements.

2. TRADE RECEIVABLES

Trade receivables consist of the following (in thousands):

	2006	2005
Trade receivables	$7,756	$6,867
Other receivables	173	284
Allowance for trade receivables	(260)	(398)

Total	$7,669	$6,753

Allowance activity is as follows (in thousands):

	2006	2005	2004
Beginning balance	$398	$286	$250
Provision	52	112	35
Recoveries (Write-offs)	(190)	—	1

Ending balance	$260	$398	$286

One of our major customers, Delphi Corporation, filed Chapter 11 bankruptcy on October 8, 2005. In order to fully reserve for our receivable exposure at August 31, 2005 for this customer, we recorded a $135,000 additional provision for doubtful accounts in fiscal year 2005. All other trade receivable allowances were reduced by $23,000, resulting in a net provision for trade receivables of $112,000 for fiscal year 2005. In the current year, we increased the bad debt reserve by $15,000 and other trade receivable reserves by $37,000, for a total provision of $52,000 for fiscal year 2006. As a result of the Delphi bankruptcy, we wrote off $542,000 of receivables and subsequently sold the bankruptcy claim to a third party for $352,000 for a net write-off of $190,000 in fiscal year 2006.

3. INVENTORIES

Inventories consist of the following (in thousands):

	2006	2005
Raw materials and supplies	$3,778	$3,560
Work in process	2,040	2,287
Finished goods	4,196	3,799

Total inventories - gross	10,014	9,646
Less inventory reserves	(896)	(1,030)

Total inventories - net	$9,118	$8,616

Reserve activity is as follows (in thousands):

	2006	2005	2004
Beginning balance	$1,030	$1,031	$1,686
Disposals	(289)	(219)	(782)
Provision for inventory disposals	155	218	127

Ending balance	$896	$1,030	$1,031

4. PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	2006	2005
Land and improvements	$426	$421
Building and improvements	2,650	2,591
Machinery and equipment	29,996	30,291
Test fixtures	361	252
Construction in progress	587	569
Leasehold improvements	528	523
Computer software	3,622	2,634
Office furniture	365	410

Total	38,535	37,691
Less accumulated depreciation and amortization	32,260	31,456

Property and equipment - net	$6,275	$6,235

Construction in progress includes computer software and other fixed assets not yet placed in service.

5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	2006	2005
Accrued payroll and compensation, including accrued medical benefits	$1,351	$944
Other accrued expenses	636	680

Total	$1,987	$1,624

6. CREDIT FACILITIES

On December 31, 2004, we replaced our banking agreement with a new revolving credit arrangement with an affiliate of our previous lender, under which the lender will make advances to us based on levels of eligible accounts receivable, subject to a limit of $10.0 million. As of August 31, 2006, our revolving line of credit facility had a loan balance of zero and availability of approximately $5.3 million under our borrowing base. Financial covenants under the new revolving credit arrangement include provisions as to the ratio of senior funded debt to cash flow, tangible net worth, profitability, and fixed charges coverage. This agreement was scheduled to expire on December 31, 2006.

On September 1, 2006, the above referenced banking agreement was amended and restated to increase the revolving credit arrangement to a limit of $11.0 million and added a $4.0 million term note. The term of the agreement was extended to December 1, 2009. The main purpose of this amended and restated agreement is to help finance the acquisitions of Caver-Morehead and Cirronet in September 2006. See discussion of these acquisitions in Note 14.

7. LEASES AND CONTINGENCIES

Leases - We have entered into non-cancelable operating lease agreements for one of our headquarters facilities and certain equipment. Rent expense under the operating leases in fiscal years 2006, 2005, and 2004 was $212,000, $203,000, and $196,000, respectively. Minimum future rental commitments under the operating leases at August 31, 2006 are as follows (in thousands):

Operating Leases
Fiscal year ending August 31:
2007	$221
2008	78
2009	21

Total minimum payments	$320

Purchase commitments – We have contractual relationships with a manufacturer in the Philippines (Infinity Solutions (Phil.) Inc.), a manufacturer in Taiwan (Tai-Saw Technology Co., Ltd.) and a manufacturer in Japan (Morioka Seiko Instruments, Inc., a subsidiary of Seiko Instruments, Inc.). The agreements with all three manufacturers call for us to commit to three months of activity in accordance with a three-month forecast submitted by us and accepted by the manufacturer. The total contract value of the three-month commitments as of August 31, 2006 was approximately $4.5 million.

Litigation – We are involved in routine litigation from time to time incidental to the conduct of our business. Such litigation is not expected to have a material effect on financial position, results of operations or cash flow.

8. CAPITAL STOCK

Preferred Stock - Preferred stock of 5,000,000 shares with $.001 par value is authorized; none was issued or outstanding at August 31, 2006 and 2005. Rights, preferences and other terms of the preferred stock will be determined by the Board of Directors at the time of issuance.

Stock Warrants – In December 2000, we sold 533,332 unregistered shares of common stock to a group of investors for $3.75 per share. Attached to the common stock were warrants to purchase 533,332 additional shares of our common stock at an exercise price of $7.50 per share. The warrants had a term of three years, expiring in December 2003. The value of these warrants using the Black-Scholes model was approximately $714,000. In November 2003, 109,998 of such warrants were exercised in cashless transactions. The excess of market price of $8.062 per share at the time of exercise over the grant price of $7.50 per share was issued to the warrant holders in the form of 7,665 shares of new common stock. In December 2003, the rest of such warrants, 423,334, were exercised in cashless transactions. The excess of market price of $10.20 per share at the time of exercise over the grant price of $7.50 per share was issued to the warrant holders in the form of 111,994 shares of new common stock.

In May 2006, 30,000 warrants granted to our bank in May 2003 to support loan agreement costs were exercised by the bank in a cashless transaction. The value of the warrants recorded at grant date was $42,000 using the Black-Scholes model. The excess of market price of $6.06 per share at the time of exercise over the grant price of $3.75 per share was issued to the warrant holder in the form of 11,423 shares of new common stock.

As of August 31, 2006, there were 30,000 warrants outstanding. These were granted to our bank in December, 2000 and will expire in December 2010.

Stockholder Rights Plan - In December 1994, we adopted a stockholder rights plan. In connection with the adoption of such plan, we reserved 250,000 shares of our Series A Junior Participating Preferred Stock. At the same time, we declared a dividend of one preferred share purchase right, or Right, for each outstanding share of our common stock. The dividend of 4,965,847 Rights was issued to the stockholders of record on January 16, 1995. Each Right entitles the registered holder to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock at a price of $74.40 per one one-hundredth of a Preferred Share, subject to adjustment. The Rights become exercisable on the earlier of (a) the tenth day after the public announcement of acquisition by a person or group of persons, not including an exempt person as defined by the stockholder rights plan, of 15% or more of our common shares outstanding or (b) the tenth business day after the date of first public announcement of the intention of a person or group of persons to commence a tender or exchange offer to acquire 15% or more of our common shares outstanding. When issued, the Preferred Shares have dividend and voting rights that are defined in the Rights plan. We can redeem the Rights at a redemption price of $.01 per Right in accordance with the Rights plan. The Board of Directors has approved the extension of the Rights plan until December 20, 2009.

9. STOCK-BASED COMPENSATION PLANS

We adopted SFAS 123(R) for our fiscal year beginning September 1, 2005 using the modified prospective method. In compliance with the standard, we recorded stock-based compensation expense in the current year related to options for employees and directors and our ESPP. The fair value of stock options granted and favorable pricing of our stock offered under the ESPP is determined using the Black-Scholes model. Prior to the current fiscal year, we accounted for our option plans and ESPP under APB 25 and, accordingly, did not recognize compensation expense for options granted to employees and directors or for our ESPP. Compensation expense for consultant options has been recorded in the current and prior years and is recognized over the vesting life of the options, which is aligned with the consulting service life.

In the second quarter of this fiscal year, we changed from granting stock options as the primary means of stock compensation to granting restricted stock units, or RSUs. The fair value of any RSU grant is based on the market value of our shares included in the RSU on the date of grant and is recognized as compensation expense over the vesting period.

The following table illustrates the stock compensation expense recognized in our fiscal years 2006, 2005 and 2004. Compensation expense recognized in thousands was:

	Years Ended August 31,
	2006	2005	2004
Stock Compensation Plans:
Stock options for employees and directors	$430	$—	$—
Employee Stock Purchase Plan	41	—	—
Stock options for consultants	34	53	105
Restricted Stock Units	98	—	—
Restricted Stock Grants	—	11	110

Totals	$603	$64	$215

The adoption of SFAS 123(R) did not affect our accounting treatment of stock options granted to consultants and is therefore not reflected as additional stock compensation expense in the following sentence. The effect of adopting SFAS 123(R) and the change to RSUs in lieu of stock options was the recognition of additional stock compensation expense in the current fiscal year of $569,000.

As of August 31, 2006, we had an aggregate of 4.5 million shares authorized for issuance under our equity plans. The equity plans provide for the issuance of common shares pursuant to stock option exercises, issuance of restricted stock grants and restricted stock units. As of August 31, 2006, there were an aggregate of 2.1 million grants outstanding under the plans and approximately 575,000 shares available for grant under the plans. Under the equity plans, stock options, restricted stock grants and restricted stock units can be issued to employees, non-employee directors and consultants.

Our stock compensation program is a broad-based, long-term retention program that is intended to attract and retain talented personnel and align stockholder and employee interests. We currently have four plans (1999 Plan, 1997 Plan, 1986 Plan and Director Plan) under which we grant or have granted stock options and/or RSUs to employees, directors and consultants. The options generally vest at a rate of one forty-eighth each month. The exercise price of each option equals the market price of our stock on the date of grant and each option generally expires ten years after the date of grant. The RSUs vest at a rate of one-fourth at each annual anniversary of the grant date.

The vested shares are issued to the grantee at each vesting date. The 1986 Plan expired for future grants according to its terms in November 2002, but options previously granted remain in effect in accordance with their terms. The Director Plan expired for future grants according to its terms in April 2004, but options previously granted remain in effect in accordance with their terms. When stock options are exercised, new common stock is issued.

Stock Options - Stock option grants in the current year are 6,000 incentive stock option grants to employees in the first quarter ended November 30, 2005 only. As of August 31, 2006, options to purchase 111,079 shares of stock were cancelled due to employee terminations and option period expirations.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for all stock option grants in the year indicated:

	Years Ended August 31,
	2006	2005	2004
Expected dividend yield	0	0	0
Risk-free interest rate	4.5%	3.6%	3.5%
Expected life of options (years)	6.0	4.2	6.0
Assumed volatility	71%	74%	81%

The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield in effect at the time of grant. The expected life of the options is the average of the vesting life and the contractual life of the option. Volatility is calculated in the Black Scholes model based on historic stock prices for the same term as the expected life of options.

Generally, the stock option plans are on a four-year monthly vesting schedule beginning the first day of the month following the date of grant. The exercise price of each option equals the market price of our stock on the date of grant and the options expire ten years after the date of grant. The summary of stock option activity for the prior two years follows:

	2005		2004
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	2,069,003	$6.30	2,032,625	$5.96
Granted	292,296	$5.71	384,000	$7.06
Exercised	(102,558)	$4.12	(338,728)	$5.23
Expired	(31,666)	$8.77	(8,894)	$2.58

Outstanding at end of year	2,227,075	$6.29	2,069,003	$6.30

Options exercisable at year-end	1,915,197	$6.55	1,388,264	$6.85

The summary of stock option activity for the fiscal year ended August 31, 2006 follows:

	2006
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($000)
Outstanding at September 1, 2005	2,227,075	$6.29
Granted	6,000	$5.01
Exercised	(89,254)	$3.49
Expired/cancelled	(111,079)	$7.49

Outstanding at August 31, 2006	2,032,742	$6.34	4.8	$0

Exercisable at August 31, 2006	1,950,323	$6.37	4.7	$0

The aggregate intrinsic values in the table above are zero because the market price on August 31, 2006 of $6.19 is less than the weighted average exercise price. The weighted-average grant-date fair value of options granted in fiscal years 2006 and 2005 was $2.72 and $2.60 respectively. The total intrinsic value of options exercised in fiscal years 2006 and 2005 was $224,780 and $288,391 respectively. Intrinsic values of options exercised will result in a deduction for tax purposes.

The following table summarizes information about stock options outstanding at August 31, 2006 for all four plans:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at August 31, 2006	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at August 31, 2006	Weighted- Average Exercise Price
$ 2.01 to $ 3.95	569,751	5.52 years	$3.06	541,842	$3.08
$ 4.15 to $ 7.50	887,449	4.97 years	$5.88	843,565	$5.86
$ 7.56 to $ 11.37	426,042	4.24 years	$8.99	415,416	$8.98
$ 12.12 to $ 27.06	149,500	2.08 years	$13.93	149,500	$13.93

Totals	2,032,742			1,950,323

A summary of shares of our common stock subject to our nonvested options as of August 31, 2006 and the changes during the twelve months then ended follows:

Nonvested Shares	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at September 1, 2005	311,878	$2.23
Granted	6,000	$2.72
Vested	(224,552)	$1.92
Expired/cancelled	(10,907)	$2.87

Nonvested at August 31, 2006	82,419	$2.92

As of August 31, 2006, there was a total of $199,976 of unrecognized compensation cost related to nonvested stock options granted. The total cost is expected to be recognized over a weighted-average period of 1.6 years. The total fair value of stock options vested in fiscal year 2006 was approximately $430,000.

Restricted Stock Units - In the quarter ended February 28, 2006, we changed from granting stock options as a primary means of stock compensation to granting RSUs. We grant RSUs out of our stockholder-approved 1997 Equity Incentive Plan, or 1997 Plan. Each RSU represents the right to receive a share of common stock and typically is subject to vesting requirements, normally on an annual basis over four years. Stock is issued to the grantee at each annual vesting date. When the stock is issued at vesting, the employee may elect to have fewer shares granted, with the amount of the reduction used to cover the minimum income and social security tax withholding requirements under IRS rules. The fair value of any RSUs grant is the market price of the common stock on the date of grant and is recognized as compensation expense over the vesting period. Upon approval by the stockholders, all shares remaining under the 1997 Plan will be available for issuance under the new 2006 Equity Incentive Plan. As of August 31, 2006, there was a total of $516,691 of unrecognized compensation cost related to nonvested RSUs granted. The total cost is expected to be recognized over a weighted-average period of 3.4 years. The following table sets forth the status of our RSU compensation activity as of August 31, 2006:

Nonvested Shares	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at November 30, 2005	0	$0.00
Granted	110,950	$5.69
Vested	0	$0.00
Cancelled	(2,900)	$5.69

Nonvested at August 31, 2006	108,050	$5.69

Restricted common stock grants -All restricted stock grants have been issued from our 1997 Plan. The grants are considered issued stock when granted and presented to the grantee as vesting occurs. We record unearned compensation based on the share price on the date of the grant and expense that amount over the vesting period. Generally, the shares vest over a two or four year period. We have recognized compensation expense related to restricted stock grants of approximately $11,000 and $110,000 in fiscal years 2005 and 2004, respectively. The use of restricted stock grants has been discontinued and all expense of prior grants was fully amortized as of the end of fiscal year 2005. A summary of our 1997 Plan restricted stock activity and unvested balance follows:

	2006		2005		2004
	Shares	Weighted- Average Price	Shares	Weighted- Average Price	Shares	Weighted- Average Price
Unvested at beginning of year	1,500	$3.1600	14,703	$3.4418	50,758	$3.5408
Granted	—	—	—	—	—	—
Vested	(1,500)	$3.1600	(13,203)	$3.4738	(36,055)	$3.5812
Forfeited	—	—	—	—	—	—

Unvested at end of year	—	$—	1,500	$3.1600	14,703	$3.4418

Employee Stock Purchase Plan - In 1994, we adopted an employee stock purchase plan, or Purchase Plan. In connection with the adoption of the Purchase Plan, we have reserved a total of 875,000 shares of our common stock. The number of shares authorized and added to the plan in the past three years was 150,000 shares in fiscal year 2004. Under the terms of the Purchase Plan, rights to purchase common stock may be granted to eligible employees at the discretion of the board of directors, subject to certain restrictions. The Purchase Plan enables our eligible employees, through payroll withholding, to purchase shares of common stock at 85% of the fair market value of the common stock at the purchase date. Purchases are made on a calendar quarter schedule. At August 31, 2006, there are 104,776 shares reserved for future purchase rights under this plan. A summary of the activity for the employee stock purchase plan is as follows:

	Shares	Purchase Proceeds
Purchases for fiscal years:
2004	87,263	$332,316
2005	40,615	254,831
2006	44,096	208,936

10. INTERNATIONAL SALES AND SALES BY PRODUCT LINE

International sales in foreign markets are as follows (in thousands):

	2006		2005		2004
	Sales	As a Percentage of Total Revenue	Sales	As a Percentage of Total Revenue	Sales	As a Percentage of Total Revenue
International sales:
Europe	$8,326	15.4%	$9,301	20.1%	$13,203	27.2%
Asia	19,457	35.9%	16,503	35.7%	14,268	29.4%
Other	2,159	4.0%	2,168	4.7%	2,204	4.6%

Total	$29,942	55.3%	$27,972	60.5%	$29,675	61.2%

There are no long lived assets separately identified with international sales.

Total sales in all markets are shown below by product line:

	Years Ended August 31,
	2006		2005		2004
	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Product sales:
Wireless Solutions business:
Virtual Wire™ radio, RFIC and Module products	$13,785	25%	$11,280	24%	$12,408	25%

Wireless Components business:
Filters	22,086	41	15,178	33	12,200	25
Frequency control modules	4,229	8	3,680	8	3,374	7
Low-power components	13,622	25	15,612	34	20,190	42

Subtotal	39,937	74	34,470	75	35,764	74

Total product sales	53,722	99	45,750	99	48,172	99
Technology development sales	440	1	472	1	334	1

Total sales	$54,162	100%	$46,222	100%	$48,506	100%

11. CONCENTRATION RISKS

Major Customers

Two customers each represented 10% or more of either the total trade receivable balance at August 31, 2006 or the total sales for fiscal year 2006. One customer, Delphi Corporation, represented 13% of the accounts receivable balance and 13% of total sales. The other customer represented 11% of the accounts receivable balance and 9% of total sales. Delphi filed Chapter 11 bankruptcy on October 8, 2005. We have recognized the total write-off of pre-petition receivables. See Trade Receivables footnote 2. This company was our largest customer in fiscal year 2006 and has yet to exit bankruptcy.

Two customers each represented 10% or more of either the total trade receivable balance at August 31, 2005 or the total sales for fiscal year 2005. One customer represented 10% of the accounts receivable balance and 12% of total sales. The other customer, Delphi Corporation, represented 13% of the accounts receivable balance and 8% of total sales. Delphi filed Chapter 11 bankruptcy on October 8, 2005.

Major Vendors

Two vendors each represented 10% or more of either total trade payables at August 31, 2006 or total cost of sales for fiscal year 2005. Both were our offshore contractors. One vendor represented 31% of the trade payable balance and 40% of total cost of sales. The other vendor represented 17% of the trade payable balance and 10% of total cost of sales.

Two vendors each represented 10% or more of either total trade payables at August 31, 2005 or total cost of sales for fiscal year 2005. Both were our offshore contractors. One vendor represented 30% of the trade payable balance and 27% of total cost of sales. The other vendor represented 19% of the trade payable balance and 18% of total cost of sales.

12. INCOME TAXES

The income tax expense (benefit) is shown below (in thousands):

	2006	2005	2004
Current - federal	$42	$(46)	$49
Current - state	8	6	(35)

	$50	$(40)	$14

A reconciliation between income taxes computed at the federal statutory rate and income tax expense (benefit) is shown below (in thousands):

	2006	2005	2004
Income tax expense computed at federal statutory rate	$215	$151	$765
State income tax expense - net of federal income tax benefit	8	4	6
State income tax refund - net of federal income tax benefit	—	—	(30)
Expenses not deductible for tax purposes	82	12	12
Increase (decrease) in valuation allowance affecting the provision for income taxes	(230)	(157)	(762)
Changes in tax credits	42	(46)	23
Other	(67)	(4)	—

Total income tax expense (benefit)	$50	$(40)	$14

The tax effects of significant items comprising our net deferred income taxes as of August 31, 2006 and 2005 are as follows (in thousands):

	2006	2005
Net Operating Losses	$5,276	$6,044
Accrued expenses	2,280	1,841
Inventories	136	75
Tax credit carryforwards	619	581

Total deferred tax assets	8,311	8,541

Prepaid expenses and other	(127)	(107)
Property and equipment	(1,263)	(1,283)

Total deferred income tax liabilities	(1,390)	(1,390)

Net deferred tax assets	6,921	7,151
Less valuation allowance	(6,921)	(7,151)

	$—	$—

As of August 31, 2006, we have income tax carryforwards of $15,519,000, $577,000 and $42,000 related to net operating losses, general business credits and alternative minimum tax credits, respectively, available to reduce future federal income tax liabilities. The net operating loss carryforwards expire August 31, 2023. To the extent net operating loss carryforwards, when realized, relate to non-qualified stock option deductions, the resulting benefits will be credited to stockholders’ equity.

Consistent with prior years and due to our historical losses and a limited history of taxable income, we have maintained a 100% valuation allowance against our net deferred tax assets. We retain the tax benefits involved and will realize the benefits in future periods to the extent we are profitable.

13. EMPLOYEE BENEFIT PLAN

We have a profit sharing plan under Section 401(k) of the Internal Revenue Code, which covers substantially all employees. We may match employee contributions at a rate determined by the Board of Directors. Discretionary matching cash contributions of approximately $230,000, $154,000 and $127,000 were made in fiscal years 2006, 2005 and 2004, respectively.

14. SUBSEQUENT EVENTS - ACQUISITIONS

Aleier, Inc.

On September 1, 2006, we completed our acquisition of Caver-Morehead Systems, Inc., a Texas corporation, or Caver Morehead, pursuant to an Agreement and Plan of Merger, or Merger Agreement. Aleier, Inc., a newly created Texas corporation and wholly-owned subsidiary of RFM, through a merger acquired substantially all of the assets and assumed substantially all of the liabilities of Caver-Morehead in an all cash transaction valued at $4.0 million. $2.0 million of the purchase price is subject to an earn-out agreement that entitles Caver-Morehead’s former shareholders to receive additional consideration upon the achievement by Aleier of certain margin targets and is expected to be paid in cash in two installments on February 2007 and February 2008, subject to reduction as described in the Merger Agreement. Aleier also assumed liabilities estimated to be $708,000 and incurred certain transaction costs. The asset management software, acquired from Caver-Morehead, is marketed by Aleier under the brand name Aleier.

Cirronet Inc.

On September 15, 2006, we completed our acquisition of Cirronet Inc., a Georgia corporation, pursuant to an Agreement and Plan of Merger, or Cirronet Merger Agreement, by and among RFM, Cirronet and certain other parties thereto. Pursuant to the Cirronet Merger Agreement, Cirronet continued after the merger as a wholly-owned subsidiary of RFM.

The purchase price was a total of $24 million, assuming all potential payouts, plus the assumption of Cirronet’s liabilities as of the closing estimated at $1.8 million and transaction costs. The consideration included payment of approximately $7,451,000 in cash, the issuance of approximately 709,000 shares of our common stock to Cirronet’s former shareholders and the exchange by RFM of Cirronet’s stock options that entitle the holders to purchase an aggregate of 1,089,468 shares of our common stock. We also (a) issued an unsecured, subordinated promissory note in the principal amount of $3.0 million, which is payable to Cirronet’s former shareholders on November 1, 2007, subject to reduction as described in the Cirronet Merger Agreement and (b) entered into an earnout agreement that entitles Cirronet’s former shareholders and option holders to receive an additional milestone payment of up to an aggregate amount of $4.8 million upon the achievement by Cirronet of certain sales and margin targets.

The earnout payment is scheduled to be paid in cash on November 1, 2007, subject to reduction as described in the Cirronet Merger Agreement.

15. QUARTERLY INFORMATION (UNAUDITED)

Selected unaudited quarterly financial data is as follows (in thousands, except per-share amounts):

	Fiscal 2006 Quarter Ended				Fiscal 2005 Quarter Ended
	Nov. 30	Feb. 28	May 31	Aug. 31	Nov. 30	Feb. 29	May 31	Aug. 31
Sales	$12,296	$12,693	$14,696	$14,477	$12,163	$11,283	$11,284	$11,492
Cost of sales	8,978	8,906	10,428	10,502	8,573	7,878	8,128	8,441

Gross profit	3,318	3,787	4,268	3,975	3,590	3,405	3,156	3,051

Operating expenses:
Research and development	1,176	1,131	1,143	1,201	1,063	1,119	1,105	1,094
Sales and marketing	1,492	1,632	1,741	1,802	1,364	1,347	1,318	1,357
General and administrative	750	810	886	838	734	714	726	788

Total	3,418	3,573	3,770	3,841	3,161	3,180	3,149	3,239

Income (loss) from operations	(100)	214	498	134	429	225	7	(188)
Other expense, net	52	(69)	(68)	(30)	—	4	(3)	(30)

Income (loss) before income taxes	(48)	145	430	104	429	229	4	(218)
Income tax expense (benefit)	1	5	17	27	22	8	(54)	(16)

Net income (loss)	$(49)	$140	$413	$77	$407	$221	$58	$(202)

Earnings per share:
Basic	$(0.01)	$0.02	$0.05	$0.01	$0.05	$0.03	$0.01	$(0.03)

Diluted	$(0.01)	$0.02	$0.05	$0.01	$0.05	$0.03	$0.01	$(0.03)

Weighted average common shares outstanding:
Basic	7,949	7,981	8,042	8,083	7,809	7,843	7,869	7,923

Diluted	7,949	8,381	8,498	8,466	8,264	8,399	8,202	7,923

******

INDEX TO EXHIBITS

Exhibits	Previously Filed*	As Exhibit	Description

2.1	Form 8-K (filed 8/28/06)	2.1	Agreement and Plan of Merger dated as of August 24, 2006 by and among the Registrant, CI Acquisition, Inc., Cirronet Inc. and certain other parties thereto

2.2	Form 8-K (filed 8/28/06)	2.2	Agreement and Plan of Merger dated as of August 24, 2006 by and among the Registrant, Aleier Inc., Caver-Morehead Systems, Inc. and the shareholders of Caver-Morehead Systems, Inc.

2.3	Form 8-K (filed 8/28/06)	10.1	Form of Voting and Option Agreement dated as of August 24, 2006 between the Registrant and certain shareholders of Cirronet Inc.

3.1	Form 10-K (Year ended 8/31/94)	3.1	Restated Certificate of Incorporation

3.2	Form 10-K (Year ended 8/31/94)	3.2	Bylaws

4.1			Reference is made to Exhibits 3.1 and 3.2

4.2	Form 8-K (filed 12/29/94)	4.3	Rights Agreement dated as of 12/20/94

4.3	Form 8-K (filed 8/19/96)	4.4	First Amendment to Rights Agreement dated 8/14/96

4.4	Form 10-Q (Quarter ended 11/30/00) (filed 1/16/01)	4.5	Second Amendment to Rights Agreement dated 12/11/00

4.5	Form 8-A/A (Amendment No. 2) (filed 12/17/04)	4.6	Third Amendment to Rights Agreement between Registrant and Equiserve Trust Company, National Association, successor to Fleet National

4.6	Form 10-K (Year ended 8/31/05) (filed 11/17/05)	4.9	Specimen Stock Certificate

10.1	Form S-1	10.1	Form of Indemnity Agreement entered into by the Registrant and each of its officers and directors

Exhibits	Previously Filed*	As Exhibit	Description

10.2	Form 10-K (Year ended 8/31/94)	10.10	Lease Agreement between the Registrant and Jeff Yassai

10.3	Form 10-Q (Quarter ended 11/30/95)	10.18	Form of Restrictive Stock Bonus Agreement

10.4	Form 10-K (Year ended 8/31/97) (filed 12/1/97)	10.23	Form of Change of Control Agreement for certain officers

10.5	Form 10-Q (Quarter ended 5/31/99) (filed 7/15/99)	10.25	Form of Restricted Stock Bonus Agreement

10.6	Form 10-Q (Quarter ended 2/28/01) (filed 4/16/01)	10.46	Warrant Agreement between Registrant and Wells Fargo Business Credit, Inc. dated as of 12/8/00

10.7	Form 10-Q (2001) (Quarter ended 5/31/01) (filed 7/13/01)	10.51	Manufacturing Agreement between Registrant and Automated Technology (Phil.) Inc. Electronics Corporation dated 2/22/01

10.8	Form 10-K (Year ended 8/31/01) (filed 11/29/01)	10.59	Amendment 1 to Manufacturing Agreement between Registrant and Automated Technology (Phil.) Inc. Electronics Corporation dated 7/19/01

10.9	Form 10-K (Year ended 8/31/02) (filed 11/21/02)	10.72	Product Agreement between Registrant and Tai-Saw Technology Co., LTD dated 9/1/002

10.10	Form 10-Q (Quarter ended 5/31/03) (filed 7/14/03)	10.83	Comprehensive Manufacturing Assembly Agreement between Registrant and Tai-Saw Technology Co., Ltd. dated 3/1/03

10.11	Form 10-K (Year ended 8/31/03) (filed 11/20/03)	10.90	Chairman of the Board of Directors Service Agreement between the Registrant and Michael Bernique dated 5/31/03

10.12	Form 10-K (Year ended 8/31/04) (filed 11/18/04)	10.95	Amendment 1 dated 8/1/04 to Comprehensive Manufacturing Assembly Agreement between Registrant and Tai-Saw Technology Co., Ltd. dated 5/1/03

10.13	Form 10-K (Year ended 8/31/04) (filed 11/18/04)	10.96	Amended and Restated Manufacturing and Technical Support Agreement between Registrant and Morioka Seiko Instruments, Inc. dated 6/11/04

Exhibits	Previously Filed*	As Exhibit	Description

10.14	Form 10-Q (Quarter ended 2/28/05) (filed 4/13/05)	10.97	Loan Agreement between Registrant and Wells Fargo Bank, National Association dated 12/31/04

10.15	Form 10-Q (Quarter ended 2/28/05) (filed 4/13/05)	10.98	Pledge and Security Agreement between Registrant and Wells Fargo Bank, National Association dated 12/31/04

10.16	Form 8-K (filed 10/27/05)	10.99	Omnibus Cash Incentive Plan of 2005

10.17	Form 8-K (filed 10/27/05)	10.100	Management Incentive Plan of 2005

10.18	Form 10-K (filed 11/17/05)	10.19	1994 Non-employee Director’s Stock Option Plan, as amended

10.19	Form 10-K (filed 11/17/05)	10.20	1994 Notice of Grant of Stock Options and Grant Agreement

10.20	Form 10-K (filed 11/17/05)	10.22	1997 Notice of Grant of Stock Options and Grant Agreement

10.21	Form 10-K (filed 11/17/05)	10.23	1999 Equity Incentive Plan, as amended

10.22	Form 10-K (filed 11/17/05)	10.24	1999 Notice of Grant of Stock Options and Grant Agreement

10.23	Form 8-K (filed 11/22/05	10.26	Executive Sales Incentive Plan of 2005

10.24	Form 8-K (filed 12/19/05	10.27	Form of Restricted Stock Unit Award

10.25	Form 10-Q (filed 1/13/06)	10.1	Amendment 2 dated 10/1/05 to Comprehensive Manufacturing Assembly Agreement between Registrant and Tai-Saw Technology Co. Ltd. dated 3/1/03.

10.26	Form 10-Q (filed 1/13/06)	10.2	First amendment dated 11/1/05 to Loan Agreement between Registrant and Wells Fargo Bank, National Association dated 12/31/04.

10.27	Form 8-K (filed 1/23/06)	99.1	Employee Stock Purchase Plan as Amended

10.28	Form 8-K (filed 1/23/06)	99.2	1997 Equity Incentive Plan as Amended

Exhibits	Previously Filed*	As Exhibit	Description

10.29	Form 8-K (filed 2/1/06)	99	New member of Board of Directors – William L. Eversole

10.30	Form 8-K (filed 8/28/06)	10.2	Employment Agreement dated as of August 24, 2006 between Registrant and Robert M. Gemmell

10.31			Amended and Restated Loan Agreement between Registrant and Wells Fargo Bank, National Association dated 9/1/06

10.32			Amended and Restated Pledge and Security Agreement between Registrant and Wells Fargo Bank, National Association dated 9/1/06

10.33			Form of Lock-Up Agreement for the stock of Registrant and Executive shareholders of Cirronet Inc.

10.34			Form of Lock-Up Agreement for the stock of Registrant and General shareholders of Cirronet Inc.

23.1			Consent of McGladrey & Pullen LLP, Independent Registered Public Accounting Firm

23.2			Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

24.1			Power of Attorney**

31.1			Certificate Pursuant to Section 302 of Sarbanes - Oxley Act of 2002 for CEO

31.2			Certificate Pursuant to Section 302 of Sarbanes - Oxley Act of 2002 for CFO

32.1			Certificate Pursuant to Section 906 of Sarbanes - Oxley Act of 2002 for CEO

32.2			Certificate Pursuant to Section 906 of Sarbanes - Oxley Act of 2002 for CFO

*	Incorporated herein by reference.
**	Filed on the signature page of this Annual Report on Form 10-K.