Form 10-Q
period 2006-11-30
RF MONOLITHICS INC /DE/
filed 2007-01-16
CIK 922204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2006

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

☐  Yes    ☒   No

As of December 31, 2006: 8,921,993 shares of the Registrant’s Common Stock, $.001 par value, were outstanding.

RF MONOLITHICS, INC.

FORM 10-Q

QUARTER ENDED NOVEMBER 30, 2006

PART I. CONDENSED CONSOLIDATED FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RF MONOLITHICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

(In Thousands)

	November 30, 2006	August 31, 2006
		(a)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,750	$5,847
Trade receivables - net	9,367	7,669
Inventories - net	12,265	9,118
Prepaid expenses and other	462	447

Total current assets	23,844	23,081

PROPERTY AND EQUIPMENT - Net	6,466	6,275
GOODWILL	8,984	—
ACQUISITION INTANGIBLES - Net	11,216	—
OTHER ASSETS - Net	896	1,044

TOTAL	$51,406	$30,400

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long term debt - bank	$1,333	$—
Current portion of long term debt - other	3,118	—
Capital lease obligations - current portion	43	—
Accounts payable - trade	3,951	3,526
Accrued expenses and other current liabilities	2,477	1,987

Total current liabilities	10,922	5,513

LONG-TERM DEBT - Less current portion:
Notes payable - bank	6,117	—
Capital lease obligations	104	—

Total long-term debt	6,221	—

OTHER LIABILITIES	95	111

STOCKHOLDERS’ EQUITY:
Common stock: 8,884 and 8,094 shares issued	9	8
Additional paid-in capital	47,883	38,157
Common stock warrants	86	86
Treasury stock, 36 common shares at cost	(227)	(227)
Accumulated deficit	(13,583)	(13,248)

Total stockholders’ equity	34,168	24,776

TOTAL	$51,406	$30,400

(a)	Derived from audited financial statements

See notes to condensed consolidated financial statements.

RF MONOLITHICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

(In Thousands, Except Per-Share Amounts)

	Three Months Ended November 30,
	2006	2005
SALES	$15,803	$12,296
COST OF SALES	10,226	8,978

GROSS PROFIT	5,577	3,318

OPERATING EXPENSES:
Research and development	2,117	1,176
Sales and marketing	2,220	1,492
General and administrative	1,185	750
Restructuring	236	—

Total operating expenses	5,758	3,418

LOSS FROM OPERATIONS	(181)	(100)

OTHER INCOME (EXPENSE):
Interest income	25	44
Interest expense	(177)	(16)
Other, net	(1)	24

Total other income (expense)	(153)	52

LOSS BEFORE INCOME TAXES	(334)	(48)

INCOME TAX EXPENSE	1	1

NET LOSS	$(335)	$(49)

LOSS PER SHARE
Basic	$(0.04)	$(0.01)

Diluted	$(0.04)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	8,813	7,949

Diluted	8,813	7,949

See notes to condensed consolidated financial statements.

RF MONOLITHICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(In Thousands)

	Three Months Ended November 30,
	2006	2005
OPERATING ACTIVITIES:
Net loss	$(335)	$(49)
Noncash items included in net loss:
Depreciation and amortization	624	563
Depreciation and amortization - acquisition costs	456	—
Provision for trade receivable allowance	28	15
Stock-based compensation	95	173
Gain on disposal of property and equipment	—	(63)
Changes in operating assets and liabilities, net of business acquisitions:
Trade receivables	(274)	(1,389)
Inventories	(1,756)	654
Prepaid expenses and other	63	(51)
Accounts payable - trade	(900)	710
Accrued expenses and other liabilities	29	397

Net cash (used in) provided by operating activities	(1,970)	960

INVESTING ACTIVITIES:
Payments for business acquisitions, net of cash acquired	(8,589)	—
Acquisition of property and equipment	(276)	(613)
Proceeds from disposition of property and equipment	—	100
Change in other assets	(187)	(94)

Net cash (used in) investing activities	(9,052)	(607)

FINANCING ACTIVITIES:
Borrowings on bank term note	4,000	—
Net borrowings on bank revolver note	3,450	—
Repayments of bank notes	(671)	—
Repayments of capital lease obligations and other third party financing	(13)	(30)
Change in other liabilities	(1)	(3)
Proceeds from issuance of common stock	160	—

Net cash provided by (used in) financing activities	6,925	(33)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,097)	320
CASH AND CASH EQUIVALENTS:
Beginning of period	5,847	5,450

End of period	$1,750	$5,770

SUPPLEMENTAL INFORMATION:
Interest paid	$42	$1

Income taxes paid	$—	$4

See notes to condensed consolidated financial statements.

RF MONOLITHICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

1. INTERIM FINANCIAL STATEMENTS

The accompanying condensed financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, that in the opinion of the management of RF Monolithics, Inc. are necessary for a fair presentation of our financial position as of November 30, 2006, and the results of operations and cash flows for the three months ended November 30, 2006 and 2005. These unaudited interim condensed financial statements should be read in conjunction with our audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended August 31, 2006, filed with the Securities and Exchange Commission.

Operating results for the three months ended November 30, 2006, are not necessarily indicative of the results to be achieved for the full fiscal year ending August 31, 2007.

2. INVENTORIES

Inventories consist of the following (in thousands):

	Nov. 30, 2006	Aug. 31, 2006
Raw materials and supplies	$4,490	$3,778
Work in process	1,761	2,040
Finished goods	7,080	4,196

Total gross inventories	13,331	10,014
Less: Inventory reserves	(1,066)	(896)

Total inventories	$12,265	$9,118

Inventories at November 30, 2006 include approximately $1.3 million from companies acquired in the current quarter (see Note 10).

3. PROPERTY AND EQUIPMENT

Property and equipment included construction in progress of $434,000 at November 30, 2006, and $587,000 at August 31, 2006, which was composed primarily of computer software and other fixed assets not yet placed in service. Also, property and equipment include approximately $585,000 from companies acquired in the current quarter (see Note 10).

4. CREDIT FACILITIES

Our debt at November 30, 2006 and August 31, 2006 consisted of the following (in thousands):

	November 30, 2006	August 31, 2006
Bank revolving line-of-credit	$3,450	$—
Bank term note	4,000
Other notes	3,118	—

Total	10,568	—

Less: Current maturity	4,451	—

Long-term debt	$6,117	$—

On September 1, 2006, our previous banking agreement, dated December 31, 2004, was amended and restated to increase the revolving credit arrangement to a limit of $11.0 million and add a $4.0 million term note. Substantially all of our assets, tangible and intangible, are pledged as collateral. The term of the agreement was extended to December 1, 2009. The principle purpose of this amended and restated agreement was to finance the acquisitions of Cirronet and the Caver-Morehead assets in September 2006. See discussion of these acquisitions in Note 10. The $4.0 million term note calls for twelve equal quarterly payments to the bank starting December 1, 2006. The revolving line of credit expires on December 1, 2009 and thus any outstanding borrowings against this facility are due at that time. As of November 30, 2006, our revolving line of credit facility had a loan availability of approximately $3.1 million from our borrowing base which is based on eligible accounts receivable. The amount available under our borrowing base at fiscal year end August 31, 2006 was approximately $5.3 million. Financial covenants under the new revolving credit arrangement include financial covenants as to the ratio of current assets (less inventory) to current liabilities (net of the current portion of revolver advances), ratio of liabilities to tangible net worth, profitability, and fixed charges coverage.

The interest rate on all borrowings under our banking agreement is based on either bank prime or LIBOR. The interest rate changes periodically and can be fixed for up to a three month period. The interest rates on borrowings as of November 30, 2006 are in the range of 7.375% to 8.250%.

Notes issued to previous shareholders of the companies acquired (mentioned above) total $3.1 million, are subordinated to the bank debt, bear interest in the range of 5.25% to 6.50% and are payable in November 2007.

5. STOCK-BASED COMPENSATION PLANS

We adopted SFAS 123(Revised 2004), “Share-Based Payment”, or SFAS 123(R), for our fiscal year beginning September 1, 2005 using the modified prospective method. In compliance with the standard, we recorded stock-based compensation expense in the current year related to options for employees and directors and our Employee Stock Purchase Plan, or ESPP. The fair value of stock options granted and favorable pricing of our stock offered under the ESPP is determined using the Black-Scholes model. Prior to fiscal year 2006, we accounted for our option plans and ESPP under APB 25 and, accordingly, did not recognize compensation expense for options granted to employees and directors or for our ESPP. Compensation expense for consultant options has been recorded in the current and prior years and is recognized over the vesting life of the options, which is aligned with the consulting service life.

In the second quarter of fiscal year 2006, we changed from granting stock options as the primary means of stock compensation to granting restricted stock units, or RSUs. The fair value of any RSU grant is based on the market value of our shares included in the RSU on the date of grant and is recognized as compensation expense over the vesting period.

The following table illustrates the stock compensation expense recognized in the three months ended November 30, 2006 and 2005. Compensation expense recognized in thousands was:

	Compensation Expense Recognized Three months ended November 30,
Stock Compensation Plan	2006	2005
Stock options for employees and directors	$37	$152
Employee Stock Purchase Plan	11	10
Stock options for consultants	7	11
Restricted Stock Units	40	—

Totals	$95	$173

As of November 30, 2006, we had an aggregate of 4.5 million shares authorized for issuance under our active equity plans. The equity plans provide for the issuance of common shares pursuant to stock option exercises, issuance of restricted stock grants and restricted stock units. As of November 30, 2006, there were an aggregate of 3.2 million grants outstanding under the plans and approximately 326,000 shares available for grant under the plans. Under the equity plans, stock options, restricted stock grants and restricted stock units can be issued to employees, non-employee directors and consultants.

Our stock compensation program is a broad-based, long-term retention program that is intended to attract and retain talented personnel and align stockholder and employee interests. We currently have five plans (2006 Plan, 1999 Plan, 1997 Plan, 1986 Plan and Director Plan) under which we may grant or have granted stock options and/or RSUs to employees, directors and consultants. We also assumed stock options (the “Assumed Cirronet Options”) granted by Cirronet Inc., which we acquired in September 2006 (see Note 10 to our condensed consolidated financial statements). The options generally vest at a rate of one forty-eighth each month. The exercise price of each option equals the market price of our stock on the date of grant and each option generally expires ten years after the date of grant. The RSUs vest at a rate of one-fourth at each anniversary of the grant date.

The vested shares are issued to the grantee at each vesting date. The 1986 Plan expired for future grants according to its terms in November 2002, but options previously granted remain in effect in accordance with their terms. The Director Plan expired for future grants according to its terms in April 2004, but options previously granted remain in effect in accordance with their terms. The 2006 Plan is subject to stockholder approval at our annual meeting scheduled for January 17, 2007, and if approved will replace our 1997 Plan as to future grants of options and RSUs. When stock options are exercised, new common stock is issued.

Stock Options – There were no stock option grants in the current year as compared to 6,000 incentive stock option grants to employees in the first quarter of the prior year. As of November 30, 2006, options to purchase 8,000 shares of stock were cancelled due to employee terminations and option period expirations.

Generally, the stock option plans are on a four-year monthly vesting schedule beginning the first day of the month following the date of grant. The exercise price of each option equals the market price of our stock on the date of grant and the options expire ten years after the date of grant. The summary of stock option activity for all of the prior fiscal year and the current fiscal year as of November 30, 2006 follows:

	Fiscal year ended August 31, 2006
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($000)
Outstanding at September 1, 2005	2,227,075	$6.29
Granted	6,000	$5.01
Exercised	(89,254)	$3.49
Expired/cancelled	(111,079)	$7.49

Outstanding at August 31, 2006	2,032,742	$6.34	4.8	$2,276

Exercisable at August 31, 2006	1,950,323	$6.37	4.7	$2,173

	Three Months Ended November 30, 2006
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($000)
Outstanding at September 1, 2006	2,032,742	$6.34
Assume acquired company options	1,089,468	$1.31
Exercised	(70,759)	$1.51
Expired/cancelled	(8,000)	$8.13

Outstanding at November 30, 2006	3,043,451	$4.65	4.5	$5,191

Exercisable at November 30, 2006	2,982,631	$4.61	4.5	$5,163

The aggregate intrinsic values in the tables above are calculated using the market price on August 31, 2006 of $6.19 and November 30, 2006 of $5.10 respectively. The weighted-average grant-date fair value of options granted in fiscal year 2006 was $2.72. The total intrinsic value of options exercised in fiscal year 2007 as of November 30, 2006 and all of fiscal year 2006 was $35,530 and $224,780 respectively. Intrinsic values of nonqualified or disqualifying ISO options exercised will result in a deduction for tax purposes.

The following table summarizes information about stock options outstanding at November 30, 2006 for all five plans and the Assumed Cirronet Options:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at November 30, 2006	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at November 30, 2006	Weighted- Average Exercise Price
$ 1.07 to $ 2.44	1,132,063	4.02 years	$1.39	1,131,167	$1.39
$ 2.66 to $ 3.88	391,946	5.45 years	$3.17	379,815	$3.17
$ 3.95 to $ 4.56	281,591	6.64 years	$4.31	281,591	$4.31
$ 4.88 to $ 7.50	670,309	4.96 years	$6.36	631,266	$6.35
$ 7.56 to $ 27.06	567,542	3.46 years	$10.30	558,792	$10.31

Totals	3,043,451			2,982,631

A summary of shares of our common stock subject to our nonvested options for all of the prior fiscal year and the current fiscal year as of November 30, 2006 follows:

Nonvested Shares	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at September 1, 2005	311,878	$2.23
Granted	6,000	$2.72
Vested	(224,552)	$1.92
Expired/cancelled	(10,907)	$2.87

Nonvested at August 31, 2006	82,419	$2.92
Granted	0	$0.00
Vested	(21,599)	$2.18
Expired/cancelled	(0)	$0.00

Nonvested at November 30, 2006	60,820	$3.16

As of November 30, 2006, there was a total of $162,706 of unrecognized compensation cost related to nonvested stock options granted. The total cost is expected to be recognized over a weighted-average period of 1.6 years. The total fair value of stock options vested in fiscal year 2007 as of November 30, 2006 was approximately $47,000.

Restricted Stock Units - In the quarter ended February 28, 2006, we changed from granting stock options as a primary means of stock compensation to granting RSUs. We grant RSUs out of our stockholder-approved 1997 Equity Incentive Plan, or 1997 Plan. Each RSU represents the right to receive a share of common stock and typically is subject to vesting requirements, normally on an annual basis over four years. Stock is issued to the grantee at each annual vesting date. When the stock is issued at vesting, the employee may elect to have fewer shares granted, with the amount of the reduction used to cover the minimum income and social security tax withholding requirements under IRS rules. The fair value of any RSUs granted is the market price of the common stock on the date of grant and is recognized as compensation expense over the vesting period. Upon approval by the stockholders, all shares remaining under the 1997 Plan will be available for issuance under the new 2006 Equity Incentive Plan. As of November 30, 2006, there was a total of $763,219 of unrecognized compensation cost related to nonvested RSUs granted. The total cost is expected to be recognized over a weighted-average period of 3.2 years. The following table sets forth the status of our RSU compensation activity for all of the prior fiscal year and the current fiscal year as of November 30, 2006 follows:

Nonvested Shares	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at November 30, 2005	0	$0.00
Granted	110,950	$5.69
Vested	0	$0.00
Cancelled	(2,900)	$5.69

Nonvested at August 31, 2006	108,050	$5.69
Granted	56,000	$5.12
Vested	0	$0.00
Cancelled	0	$0.00

Nonvested at November 30, 2006	164,050	$5.49

6. EARNINGS (LOSS) PER SHARE

Our earnings (loss) per share is computed by dividing our net earnings (loss) by the weighted average number of outstanding common shares during the period. Our diluted earnings (loss) per share is computed by dividing our net earnings (loss) by the weighted average number of outstanding common and potentially dilutive shares. Potentially dilutive shares are derived from outstanding stock options, warrants and RSUs that have an exercise price less than the weighted average market price of our common stock. Any options and warrants with an exercise price greater than the weighted average market price of our common stock are considered antidilutive and are excluded from the computation of diluted earnings per share. In a period of net loss, all outstanding options, warrants and RSUs are considered antidilutive. The number of common stock options, warrants and RSUs considered antidilutive and thus excluded from the year to date diluted earnings or loss per share computation at November 30, 2006 and 2005 were 3,237,501 and 2,291,349, respectively.

7. SALES REVENUE

The following table sets forth the components of our sales and the percentage relationship of the components to sales by product area for the periods ended as indicated (in thousands, except percentage data):

	Quarter Ended
	November 30, 2006		November 30, 2005
	Amounts	% of Total	Amounts	% of Total
Product sales:
Wireless Solutions Group:
Virtual Wire™ Radio products (1)	$4,145	26%	$3,437	28%
Acquired companies products	3,006	19	—	—

Subtotal	7,151	45	3,437	28
Wireless Components Group:
Filters	4,440	28	4,758	39
Frequency control modules	1,686	11	511	4
Low-power components	2,526	16	3,590	29

Subtotal	8,652	55	8,859	72

Total sales	$15,803	100%	$12,296	100%

(1)	Includes RFIC and Module products

International sales were approximately 46% or $7,188 during the current quarter and 53% or $6,566 during the comparable quarter of the prior year. We consider all product sales with a delivery destination outside of North America to be international sales.

8. INCOME TAXES

During the three months ended November 30, 2006 and 2005, we realized a loss before income tax of ($334,000) and ($48,000), respectively. In both the current and prior years we recorded small provisions for state income tax and in the current year we also recorded a provision for alternative minimum federal income tax. We expect to record relatively small income tax provisions in future periods. The net alternative minimum federal tax is expected to be approximately 3% of taxable income prior to applying loss carry forwards and other credits. We continue to maintain a full valuation allowance on our deferred tax assets due to prior period losses, as well as the general economic environment. However, we retain the tax benefits involved and we will realize the benefit in future periods (1) to the extent we have taxable income in a reported period for which we utilize some of the tax benefit and (2) whenever, and to the extent, management concludes that it is more likely than not that we will also realize some of the tax benefits in future periods.

9. RESTRUCTURING EXPENSE

In the current quarter, we incurred approximately $236,000 in restructuring cost related to the severance of 37 employees. This headcount reduction is an operations cost reduction at our Dallas headquarters resulting from a market downturn in our low-power components business.

The following represents a reconciliation of the employee severance accrual, which is included in accrued expenses and other current liabilities in the accompanying financial statements (in thousands):

Three Months Ended November 30, 2006
Beginning balance	$—
Employee severance accrued	236
Severance payments to employees	96

Ending balance	$140

10. ACQUISITIONS

In September 2006, we completed the acquisition of two companies as described below. The acquisitions were accounted for under Statement of Financial Accounting Standards No. 141, or SFAS 141, “Business Combinations”. RFM’s Condensed Consolidated Statements of Operations for the three months ended November 30, 2006 include the results from both companies for the full quarter starting September 1, 2006.

In accordance with Statement of Financial Accounting Standards No. 142, or SFAS 142, “Goodwill and Other Intangible Assets”, goodwill and trademarks, which have indefinite lives, are not amortized, but will be reviewed periodically for impairment. The remaining purchased intangibles will be amortized on a straight-line basis over their respectful useful lives. The fair value assigned to the acquired intangible assets was based on estimates and assumptions.

In the past several years, we have invested considerable resources in product and marketing development to support our strategic plan for the Wireless Solutions business. To accelerate our efforts in this area, we acquired both Cirronet and Caver-Morehead assets in the current quarter. We believe Wireless Solutions products have a greater long-term potential for sales growth at relatively higher margin levels than the very price-sensitive Wireless Components products. The potential for increased sales and margins was the primary motivation for the acquisitions. We believe the purchase price was in line with values of similar companies in the industry, which resulted in a material amount of Goodwill.

Aleier, Inc. (formerly Caver-Morehead Systems, Inc.)

On September 1, 2006, Aleier, Inc., a newly created Texas corporation and wholly-owned subsidiary of RFM, or Aleier, acquired substantially all of the assets and assumed specified liabilities of Caver-Morehead Systems, Inc., or Caver-Morehead, in an all-cash transaction valued at $4.0 million. $2.0 million of the purchase price is subject to an earn-out agreement that entitles Caver-Morehead’s former shareholders to receive additional consideration upon the achievement by Aleier of certain margin targets and is expected to be paid in cash in two installments on February 2007 and February 2008, subject to reduction as described in the Merger Agreement. The earn-out will be recognized and recorded in a future period when earned.

The following table summarizes the purchase price (in thousands):

Cash to Caver-Morehead shareholders	$1,649
Cash to Caver-Morehead acquisition consultants	151
Note to Caver-Morehead shareholders	118
Direct acquisition costs of the business combination	99

Total before potential future earn-out	2,017

Potential future earn-out	2,000

Total potential purchase price	$4,017

The following table summarizes the allocation of the purchase price, before potential future earn-out, to the estimated fair values of assets acquired and liabilities assumed as of September 1, 2006 in accordance with SFAS141 “Business Combinations”(in thousands):

Current assets	$204
Property and equipment	80
Goodwill	386
Acquisition intangibles	2,068

Total assets acquired	2,738

Current liabilities	166
Notes payable	555

Total liabilities assumed	721

Net assets acquired	$2,017

The pro forma consolidated financial information below for the comparable quarter of the prior year does not include any Caver-Morehead data because it is considered immaterial.

Cirronet Inc.

In September 2006, we completed our acquisition of Cirronet Inc. The purchase price was a total of $25.2 million, assuming all contingent payments are earned and paid. The effective date for including operations and reporting as a subsidiary of RFM was September 1, 2006.

As indicated above, part of the purchase price is contingent. Pursuant to an earn-out agreement, Cirronet’s former shareholders and option holders may receive up to $4.8 million upon the achievement by Cirronet of certain sales and margin targets. If earned, the contingent payment is scheduled to be made in cash on November 1, 2007, subject to reduction as described in the Cirronet Merger Agreement. The earn-out will be recognized and recorded in a future period when earned.

The following table summarizes the purchase price (share and dollar amounts in thousands):

Cash to Cirronet shareholders	$7,451
Note to Cirronet shareholders	3,000
Value of 709 shares of RFM common stock issued to Cirronet shareholders	4,298
Value of 1,089 RFM stock options issued to Cirronet option holders	5,174
Direct acquisition costs of the business combination	443

Total before potential future earn-out	20,366

Potential future earn-out	4,800

Total potential purchase price	$25,166

The following table summarizes the allocation of purchase price, before potential future earn-out, to the estimated fair values of assets acquired and liabilities assumed as of September 1, 2006 in accordance with SFAS 141 “Business Combinations”(in thousands):

Current assets	$3,454
Property and equipment	454
Goodwill	8,597
Acquisition intangibles	9,507
Other assets	238

Total assets acquired	22,250

Current liabilities	1,606
Capital lease obligations	161
Notes payable	117

Total liabilities assumed	1,884

Net assets acquired	$20,366

The following pro forma consolidated financial information presents the comparable prior year quarter ending November 30, 2005 as if the Cirronet merger had occurred on September 1, 2005 (in thousands, except per share amounts):

Revenues	$15,921
Net loss	$(408)
Basic loss per share	$(0.05)
Diluted loss per share	$(0.05)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion may be understood more fully by reference to the financial statements, notes to the financial statements, and management’s discussion and analysis contained in our Annual Report on Form 10-K for the year ended August 31, 2006 filed with the Securities and Exchange Commission.

General

RF Monolithics, Inc., or RFM, was organized in 1979 as a Texas corporation and converted to a Delaware corporation in 1994. We design, develop, manufacture and market a broad range of wireless products that are solution-driven and technology-enabled. We have two lines of business–Wireless Solutions and Wireless Components.

Our Wireless Solutions business includes Virtual Wire™ Short-range Radio, Radio Frequency Integrated Circuits, or RFIC, and Module Products. These are wireless radios and the networks that manage and use them. Our goal is to provide customers with a comprehensive solution with a wide variety of alternative products and services for their wireless network applications. These product offerings were enhanced by two acquisitions that were consummated in September, 2006. RFM acquired Cirronet Inc., or Cirronet, and the business of Caver-Morehead Systems, Inc., or Caver-Morehead (which was acquired by Aleier, Inc., or Aleier, a wholly-owned subsidiary of RFM). See footnote 10 to the financial statements for additional information on these transactions. Wireless radios are marketed under the RFM brand. Standard and custom radio modules and packaged radio and network gateway products are marketed under the

Cirronet brand. Asset management platform software and end-applications formerly sold by Caver-Morehead are marketed under the Aleier brand.

Our Wireless Components business includes low-power components, frequency control modules and filters and is marketed under the RFM brand. Our goal is to provide simple, cost effective solutions that fit our customers’ specialty applications.

Executive Summary

We operate in two different environments in our two business groups. The Wireless Component business is characterized by a very competitive environment that has declining average selling prices and frequent product innovation. Arrayed against us are several large competitors who have superior financial and other resources. We have competed successfully for 27 years by cultivating close customer relationships with a diverse group of customers in varied applications, markets and geographic locations. In contrast, our Wireless Solutions business is characterized as a developing market with only a generalized definition of products, services, markets and applications. Competition is not well defined and consists of much smaller competitors.

Our strengths include: (a) our ability to identify and capitalize on trends in a rapidly growing wireless marketplace; (b) our capability to develop products that have superior technical characteristics; (c) our expertise to assist our customers in incorporating our products into their applications; and (d) our demonstrated ability to manufacture high quality cost-effective products in volume with short lead times. Our manufacturing capabilities are greatly enhanced by our relationships with several domestic and offshore contractors.

Our base Wireless Components business has declined in sales due to decreased average selling prices in several intensely competitive markets and loss of market share to competing technologies. As a result, we have focused our product and market developments on products for our Wireless Solutions business which we feel offer a technical edge and have greater gross margin potential. A key factor in our sales performance is whether or not we develop and sell enough new products to offset the decline in selling price and unit volume of our older products. Overall economic conditions in the electronics industry, which has historically experienced extreme increases and decreases in demand within short periods of time, is another key factor that influences our sales performance. We believe our markets are currently in a period of stable to declining overall demand, depending on the market involved. A key factor in our gross margin performance is whether or not we can reduce our costs (through innovation and increased volume) and improve our product mix towards higher margin products to offset expected declines in average selling prices. The Cirronet and Caver-Morehead acquisitions implement our strategy to grow sales with new products that have higher margin potential.

We have systematically increased our operating expenses to support our Wireless Solutions initiative and that has somewhat increased our sales breakeven point. Despite increased operating expenses, we have normally generated positive cash flows in recent periods. See the Liquidity section below of this report for discussion of cash flows for the current period. While we intend to continue some level of positive cash flows in future periods, the amount of positive cash flow may decrease or occasionally turn negative due to fluctuating revenues or the need for increased working capital to support increased sales or increased capital spending and other investments to support growth programs. We feel we currently have the financial resources necessary to execute our business plans.

Critical Accounting Policies

We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the periods presented. We described our most significant accounting policies, which we believe are the most critical to aid in fully understanding and evaluating reported financial results, in our Annual Report filed with the Securities and Exchange Commission on November 20, 2006 on Form 10-K. Those policies continue to be our most critical accounting policies for the period covered by this filing. Additional accounting policies related to our current quarter acquisitions are as follows:

Goodwill and Other Intangible Assets

We have adopted Statements of Financial Accounting Standards, or SFAS, No. 142 “Goodwill and Other Intangible Assets”, or SFAS 142, which requires companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life. We review goodwill and intangible assets with indefinite lives for impairment annually and upon occurrence of any event that indicates potential impairments. In accordance with SFAS 142 we perform annual impairment review during the fourth quarter of each year effective as of August 31.

SFAS 142 prescribes a two-phase process for impairment testing of goodwill. The first phase screens for potential impairment, while the second phase (if necessary), measures the impairment. Goodwill is potentially impaired if the net book value of a reporting unit exceeds its estimated fair value. We have a single reporting unit, as defined by SFAS 142, for purposes of analyzing goodwill. In calculating the impairment charges, the fair value of the reporting unit is estimated using a discounted cash flow methodology. The significant assumptions used in these calculations include discount rates, estimated future growth rates and operating margins. A change in any of these assumptions could significantly impact the estimated fair value of the reporting unit. SFAS 142 also requires that the fair value of the purchased intangible assets with indefinite lives be estimated and compared to the carrying value. We estimate the fair value of these intangibles assets using an income approach. We recognize an impairment loss when the estimated fair value of the intangible asset is less than the carrying value.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144 “Accounting for Impairment of Long-Lived Assets”, we record impairment losses on long-lived assets when events and circumstances indicate that such assets are not recoverable and impaired such that the estimated fair value of the asset is less than its recorded amount. Conditions that would necessitate an impairment assessment include material adverse changes in operations, significant adverse differences in actual results in comparison with initial valuation forecasts prepared at the time of acquisition, a decision to abandon acquired products, services or technologies, or other significant adverse changes that would indicate the carrying amount of the recorded asset might not be recoverable.

We review our long-lived assets and certain intangible assets for impairment on a quarterly basis or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is generally measured by a comparison of the carrying amount of an asset to undiscounted pre-tax future net cash flows expected to be generated by that asset. An impairment loss is recognized for the amount by which the carrying amount of the assets exceeds the fair value of the assets estimated using discounted cash flows.

Segments

We reviewed the requirements of SFAS 131 “Disclosures about Segments of an Enterprise and Related Information”, concerning segment reporting with regard to our recent acquisitions as described in footnote 10 of the financial statements. We have concluded that we are still operating as a single segment and therefore do not need to report separate segment information. We manage the business with a single management team. We have no segment managers. The chief operating decision maker reviews operational performance and makes decisions on the allocation of assets and resources primarily on the basis of consolidated financial statements.

Results of Operations

In this next section we will discuss our financial statements. In doing this, we will make comparisons between the following periods, which we believe are relevant to understanding trends in our business:

•	The three months ended November 30, 2006 (current quarter and current year-to-date period) of the fiscal year ending August 31, 2007, in comparison to the three months ended November 30, 2005 of the fiscal year ended August 31, 2006 (comparable quarter of the prior year and prior year-to-date period).

•	Certain comparisons with the three months ended August 31, 2006 (previous quarter) are provided where we believe it is useful to the understanding of trends.

The selected financial data for the periods presented may not be indicative of our future financial condition or results of operations.

The following table illustrates operating results for the four quarters of fiscal 2006 and the first quarter of fiscal 2007 (in thousands, except percentage data). These figures will be used when discussing trends in the following section.

	Fiscal 2006 Quarter Ended				Fiscal 2007 Quarter Ended
	Nov. 30	Feb. 28	May 31	Aug. 31	Nov. 30
Sales by product area:
Virtual Wire™ Radio products (1)	$3,437	$3,598	$3,796	$3,394	$4,145
Acquired companies products	—	—	—	—	3,006
Filters	4,758	4,824	6,522	5,982	4,440
Frequency control modules	511	1,160	1,133	1,425	1,686
Low-power components	3,590	3,111	3,245	3,676	2,526

Total Sales	12,296	12,693	14,696	14,477	15,803

Cost of sales	8,978	8,906	10,428	10,502	10,226

Gross profit	3,318	3,787	4,268	3,975	5,577
% of sales	27.0%	29.8%	29.0%	27.5%	35.3%

Operating expenses:
Research and development	1,176	1,131	1,143	1,201	2,117
Sales and marketing	1,492	1,632	1,741	1,802	2,219
General and administrative	750	810	886	838	1,186
Restructuring	—	—	—	—	236

Total	3,418	3,573	3,770	3,841	5,758

Income from operations	(100)	214	498	134	(181)
Other income (expense), net	52	(69)	(68)	(30)	(153)

Income before income taxes	(48)	145	430	104	(334)
Income tax expense (benefit)	1	5	17	27	1

Net Income	$(49)	$140	$413	$77	$(335)

(1)	Includes RFIC and Module products

The following table sets forth, for the three months ended November 30, 2006 and 2005, (a) the percentage relationship of certain items from our statements of operations to sales and (b) the percentage change in dollar amount of these items between the current period and the comparable period of the prior year:

	Percentage of Total Sales Quarter Ended November 30,		Percentage Change From Quarter Ended November 30, 2005 to Quarter Ended
	2006	2005	November 30, 2006
Sales	100%	100%	29%
Cost of sales	65	73	14

Gross profit	35	27	68

Research and development	13	10	80
Sales and marketing	14	12	49
General and administrative	8	6	58
Restructuring	1	—	—

Total operating expenses	36	28	69

Income (loss) from operations	(1)	(1)	(81)
Other expense, net	(1)	1	(394)

Income (loss) before income taxes	(2)	—	(596)
Income tax (benefit) expense	—	—	—

Net(loss) income	(2)%	—%	(584)%

Sales

Overall Sales Trends for the Current Quarter Compared to the Prior Year and Previous Quarter

Total sales increased 29% in the current quarter compared to the comparable quarter of the prior year and increased 9% from the previous quarter. The biggest reason for the increase in both periods was the impact of $3.0 million in sales from two newly acquired businesses–those of Cirronet Inc. and Aleier, Inc., as explained in footnote 10 of the financial statements. Both of these companies are now part of our Wireless Solutions Group, which has been our strategic focus for some time. Also increasing in sales in comparison to both periods were the Virtual Wire™ Short-range Radio and frequency control modules product lines primarily due to an increased number of units sold as several major customers had very high production rates in the current quarter.

Offsetting these increases in both periods were decreases in sales of our low-power components and filter product lines. The decreases in sales for low-power components were primarily due to a decreased number of units sold due to lower production schedules at several North American automotive customers and loss of market share to alternative technology for some older products, particularly for the tire pressure monitoring application. The decrease in sales for filter products from the prior year was primarily due to a decrease in the average selling prices for these very competitive products, while the decrease from the previous quarter was primarily due to a decrease in the number of units sold, particularly for the satellite radio market. The satellite radio manufacturers cut back production significantly in the current quarter, particularly for portable units due to the impact of an FCC enforcement action on certain products. We have anticipated this trend of lower sales of low-power components products (and more recently filter products) for some time. As a result, for several years we have focused our product and market development efforts on products with higher technical content, which allows them to be sold at higher average selling prices. Our recent acquisitions are an example of this strategy. One of the biggest factors in determining what happens to total sales in the future will be whether or not the anticipated growth in higher-priced product line sales will be greater than or less than the anticipated decline in sales for our low-power components and other older products.

The net impact of the changes in sales of the various product lines was very favorable from a margin standpoint. Sales for those products that have very favorable margins (Wireless Solutions and frequency control modules) increased. Sales for the products with lower margins (filters and low-power components) decreased.

Except for filter products, for which average selling prices decreased 14%, we did not see significant decreases in average selling process for our volume product lines in comparison to the prior year. Current quarter average selling prices were in fact slightly higher in the current quarter than the previous quarter, due to the mix of product shipped within the product lines rather than any change in prices to specific customers. However, we continue to compete in several price-sensitive markets in which customers require decreased prices over time to maintain their business. In addition, we understand that as new products ramp up in volume our customers expect economies of scale to result in lower pricing. We have achieved significant market position in most of the markets on which we focus. However, we believe that price competition from much larger and better financed competitors represents a significant risk in maintaining our sales levels and gross margins, particularly in the automotive and consumer markets. A decline in average selling prices adversely impacts gross margin, as well as sales. For a discussion of strategies for sustaining gross profit, see Gross Profit below.

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

We have experienced sudden increases in demand in the past, which have put pressure on our manufacturing facilities and those of our domestic and offshore contractors to increase capacity to meet this demand. In addition, new products sometimes require different manufacturing processes than we currently possess. We may not be able to increase our manufacturing capacity, the manufacturing capacity of our assembly contractors, or improve our manufacturing processes in a timely manner so as to take advantage of increased market demand. Failure to do this could result in a material loss of potential sales.

Product Line Sales Trends:

Wireless Solutions Group

Wireless Systems

In the past couple of years, we have invested considerable resources in product and marketing development to support our strategic plan for the Wireless Solutions business. Our Wireless Solutions business is focused on the potential for $8 billion in embedded modules and similar markets. We believe the key to capturing this market will be the ability to provide a wide variety of products, protocol firmware, software and design services to select and deliver the optimum solution for a given customer’s application.

We have developed two FCC certified standard products and completed a great deal of work on custom development contracts for this market, which includes completing the development phase for one of the contracts. Besides a variety of radio products, we use several communication protocol systems to manage point-to-point, point-to-multipoint or mesh wireless sensor networks. Our sales force is now working with customers to design these products into their applications. In the current quarter, legacy RFM Wireless Systems sales are included in Virtual Wire™ Short-range Radio products.

To accelerate our efforts in this area, we acquired both Cirronet and Aleier in the current quarter. See Note 10 of the financial statements for the financial details. Cirronet provides longer range modules, as well as gateway and network bridge products to connect different network types to one another. With the Cirronet acquisition, we believe we are in position to offer the broadest ranges of radios, modules and protocols in the industry. To our knowledge, no one else combines such a broad line of radio offerings with a value added software application. To help customers take full advantage of the wealth of new data provided by low-power radio systems, Aleier provides enterprise level software for tracking assets and managing workflows related to those assets. The Aleier platform is web architected and modularized for maximum flexibility in adapting it to specific customer requirements. Cirronet and Aleier sales are reported as acquired company’s products in our financial statements and amounted to $3 million in the current quarter. Included in sales in this quarter were some sales of standard Zigbee TM and other Cirronet products through our existing distribution channels.

While we see great potential for Wireless Systems products and services, it is difficult for us to predict when, or if, these products will have a significant additional impact on our sales.

Virtual Wire™ Short-range Radio products

Virtual Wire™ Short-range Radio products sales in the current quarter increased 19% in comparison to the comparable quarter of the prior year, and 18% from the previous quarter. The increase in sales of Virtual Wire™ Short-range Radio products in the current quarter over both periods primarily resulted from an increase in the number of units sold of 23% compared to the previous year and 17% compared to the previous quarter. This was in fact a record quarter for sales of these products, as customers in several applications were at relatively high production levels, including customers in medical, remote access and Automated Meter Reading, or AMR, applications. Many of the customers in the industrial market are contract manufacturers and several of them had very heavy production schedules in the quarter. Sales through our distributors were also high, particularly for medical applications. Included in Virtual Wire™ Short-range Radio products sales this year were a small amount of Wireless Systems module sales and RFIC sales. These amounted to less than 5% of those sales.

These sales increases were partially offset by a 3% decrease in average selling prices from the comparable quarter of the prior year, as competitive conditions forced us to lower prices. There was a small increase in average selling prices in the current quarter, due to a product mix that had a relatively large amount of sales to medical applications.

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

Wireless Components Group

Filters

Sales of filter products decreased 26% from the previous quarter and 7% from the comparable quarter of the prior year. The sales decrease from the previous quarter was due to a decrease in the number of units sold, primarily due to a significant slowdown in sales for satellite radio applications. The unit decrease from the previous quarter was 30%. We provide filters for both Sirius Satellite Radio Inc. (NASDAQ:SIRI) and XM Satellite Radio Holdings, Inc. (NASDAQ:XMSR). Late in the prior year, both satellite radio service providers were negatively impacted by FCC actions that took several versions of their products off the market until changes were made eliminating electronic interference, particularly for portable consumer versions of the radio. Although this legal issue did not involve our products, the regulatory action had an almost immediate impact in our shipments to customers that build radios for this application. Regulatory actions which negatively impact the satellite radio market could have a material adverse effect on our sales. In addition, there has been a slowdown in the rate of new subscriptions to satellite radio services due to competitive forces in this market. Offsetting these declines was an increase in sales for several products serving the Chinese telecommunications market. We have worked with customers to design in these products for some time and expect they will partially offset the slowness of the satellite radio market.

The consumer portion of the satellite radio market is characterized by very short lead times as the radio manufacturers wait for orders from retail customers before placing orders for components. As a result, forecasting is very difficult. However, we expect that sales for the satellite radio application will continue to be impacted by the negative factors cited above for an indefinite period, as well as the ongoing trend of lower average selling prices. We don’t believe we are losing market share for satellite radio products, but the trends we see may result in lower overall sales of filter products in the immediate future.

The primary reason for the 7% decrease in filter sales in comparison to the prior year was a 14% decrease in average selling prices. A portion of this was due to increased sales for newer products in smaller packages that have lower average selling prices, as well as competitive conditions that forced us to provide lower prices to maintain our position. The automotive and consumer markets tend to be more price competitive than the other markets we serve. There was actually a 6% increase in average selling prices in the current quarter in comparison to the previous quarter, due to a change in the mix of products sold. However, we expect the general trend of lower average selling prices will continue to impact future sales and margins. For a discussion of strategies for sustaining gross profit, see Gross Profit below.

Frequency Control Modules

Sales of frequency control products increased 230% from the comparable quarter of the prior year and 18% from the previous quarter. The increase in both years was primarily due to an increased number of units sold to customers in high-end computer and internet infrastructure markets. We believe the increased number of units sold represents a continued recovery in economic conditions in the telecommunication markets. In the prior year, conditions in those markets were very depressed. Future sales of these products will be highly dependent upon economic conditions in the markets these products serve. Many of the customers for frequency control products are contract manufacturers and several of them had very heavy production schedules in the quarter. We think it is likely that the production schedules may trend lower in the immediate future. While there have been some decreases in average selling prices for frequency control module products, the pressures are not nearly as great as in some of our other markets.

Low-power Components

Sales of low-power components declined 30% from the comparable quarter of the prior year and 31% from the previous quarter. In both cases, the decrease from the prior period was due to a decrease in the number of units sold in line with the overall sales decrease. The reduction in the number of low-power component units sold in comparison to the prior year was primarily due a continuing decline in sales for some of our older products, including products for the tire pressure monitoring and remote keyless entry applications. Many of our products sold into this application are very mature and conversion to other technologies such as multiple function integrated circuits and phased lock loop has been going on for years. In addition, some customers have switched to very low-priced competitors. Another reason for the decline in the current quarter was a reduction in base production schedules at several of our customers supporting North American auto production. Sales also declined from the previous quarter due to the decline of a seasonal toy application.

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

We expect that the trend of lower sales for low-power components will continue into this fiscal year, due to continued reduction in average selling prices, continued conversion of customers away from older products to alternative technologies and generally low North American automotive production levels. During the year, sales of low-power components products fluctuated in accordance with changing production schedules for automotive customers. We expect this fluctuation to continue.

Other Sales Trends

The following table provides additional data concerning our sales:

	Percentage of Sales
	Current Quarter	Comparable Quarter	Previous Quarter
Sales to top five customers	37%	47%	46%
Distribution sales	25%	22%	30%
Number of significant customers ≥ 10% of our sales revenue	Two	Two	Two
Sales to significant customers	23%	26%	25%
International sales	46%	53%	56%

The decreases in the ratio of sales to the top five customers and international sales are largely a result of our recent acquisitions. One of the impacts was to diversify our customer base. Our strategy is to seek diversification in our sales. We believe we have achieved a significant level of diversification in our customers, markets, products and geographic areas. However, due to the very competitive nature of the markets in which we compete, we may not always be able to achieve such diversification.

Two customers, Delphi and an international distributor, accounted for more than 10% of sales in the current quarter. Delphi Corporation is currently in Chapter 11 reorganization proceedings and involved in negotiations with its labor unions. While we are encouraged by the reported progress in those negotiations, a protracted strike in the North American automotive industry could have a material adverse effect on our operations. Two customers also accounted for over 10% of sales in the previous quarter and the comparable quarter of the prior year. We are seeing a slight increase in sales to individual customers in some cases because they buy products representing more than one market and/or application.

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

Amortization of Acquisition Costs

In the current quarter we acquired the business of Cirronet and Aleier, as described in footnote 10 of the financial statements. This resulted in recording approximately $10.9 million of assets that are required to be amortized on a straight-line basis over various lives, such as intangible technology and other assets, increased value of fixed assets and a stepped up valuation of inventory. The amortization of these costs is a non-cash expense. The amortization of acquisition costs resulted in recording additional expense as follows:

Cost of sales	$96,000
Research and development expense	298,000
Sales and marketing expense	46,000
General and administrative expense	16,000

Total quarterly additional amortization expense	$456,000

We expect to record similar amounts of amortization of acquisition cost expense for the remainder of the fiscal year.

Gross Profit

Overall Gross Profit Trends for Current Quarter Compared to the Prior Year and Previous Quarter

The current quarter gross margin of 35.3% was an increase from the 27.0% in the comparable quarter of the prior year and 27.5% in the previous quarter. The increase in gross margin in both periods was primarily due to a favorable change in product mix, including the impact of the recent acquisitions. Due to their higher technical content, our Wireless Solutions and frequency control products have higher potential gross margins than our commodity type products such as filters and low-power components. The acquired companies have gross margins comparable to other Wireless Solutions products. The higher margin products accounted for 56% of total sales in the current quarter, compared to only 32% of total sales in the comparable quarter of the prior year and 33% in the previous quarter. In addition, several product lines also had a favorable mix of products within the product lines themselves due to shifts in production requirements by our customers. The combined impact of the acquisitions, the record quarter for Virtual Wire™ Short-range Radio products and the increase in sales of frequency control products was the primary driver for the increase in gross margins of approximately 8% of sales. This was despite the impact of additional amortization of acquisition costs of 0.6% of sales.

Among our four legacy product lines, each of them improved gross margins or had comparable gross margins to the comparable quarter of the prior year and the previous quarter. We devote considerable resources to reducing per unit manufacturing costs and we were able to reduce those costs in each case more than the ongoing impact of lower average selling prices for our products going into competitive markets, which amounted to as much as 14% of sales for filter products.

Factors Influencing Gross Margins

Our gross margin continues to be influenced by several factors, both favorable and unfavorable. The favorable factors that influence gross margin represent our long-term efforts to improve gross margins. The most significant of these factors is our effort to improve product mix by focusing resources on those products that have higher potential gross margins. Products such as Wireless Systems, Virtual Wire™ and frequency control modules have a greater long-term potential for gross margins than the very price-sensitive low-power component and filter products. A shift in sales to these products has a positive impact on margins, as occurred in this quarter as described in the previous section of this report. This was one of our primary motivations in the acquisitions that we completed this quarter that increased Wireless Solutions sales. While this is our strategy, we cannot assure you that such an improved product mix will be achieved in future periods. In fact, at times in the past our product mix shifted unfavorably, resulting in lower margins.

Another favorable impact is our ongoing effort to reduce per-unit manufacturing costs. Each of our product lines has achieved cost reduction on a year-over-year per-unit manufacturing cost basis for the past several years. We devote considerable resources to obtaining purchasing savings and in working with our suppliers and outside contractors to improve yields, increase productivity and to improve processes that result in lower costs. Each of our product lines is subject to a decline in average selling prices and we expect this trend to continue, so ongoing cost reduction is crucial to maintaining or improving gross margin. We intend to continue our efforts to reduce manufacturing costs in future periods.

The biggest negative factor for gross margins, as mentioned in the sales section, is the fact that we face the continuing negative impact of declining average selling prices as a result of competitive conditions in the markets we serve. In comparison to the prior year, each of our volume product lines experienced a decrease in average selling prices of at least 2% on a year-over-year basis. We expect the trend of lower prices to continue, although the impact in the current quarter was very small as described above in the section discussing Overall Sales Trends for the Current Quarter Compared to the Prior Year and Previous Quarter.

Another negative factor that could occur is the impact that the volume of units sold and produced has when the number of units is decreased and relatively high levels of fixed manufacturing costs are spread over fewer units. Overhead costs in Cost of Sales include a relatively high amount of fixed manufacturing costs, such as a significant amount of depreciation expense for manufacturing equipment. When volume is reduced, fixed manufacturing costs increase on a per-unit basis, negatively impacting margins. This occurred in the prior year for low-power component products. Another negative impact we experience from time to time relates to start-up costs for new products being entered into the volume manufacturing process. This occurred for filter products in the comparable quarter of the prior year and contributed to margins being less than we expected at that time. We believe these negative factors could recur.

Research and Development Expense

Research and development expenses were $2,117,000 in the current quarter, compared to $1,176,000 in the comparable quarter of the prior year and $1,201,000 in the previous quarter. The 80% increase from the comparable quarter of the prior year and similar increase over the previous quarter was primarily due to the impact of the acquisitions. The acquisitions accounted for approximately $800,000 of the $941,000 increase from the comparable quarter of the prior year, including $298,000 in amortization of intangible assets. Research and development expenses were 13% of sales in the current quarter, up from 10% of sales in the comparable quarter of the prior year.

We believe that the continued development of our technology and new products is essential to our growth and success. We are committed to continue to devote significant resources to research and development and expect research and development expenses to remain the same or slightly increase in absolute dollars in the immediate future.

Sales and Marketing Expense

Current quarter sales and marketing expenses were $2,219,000, compared to $1,492,000 in the comparable quarter of the prior year and $1,802,000 in the previous quarter. This 49% increase from the comparable quarter of the prior year was primarily due to the impact of the acquisitions, as well as additional costs related to our effort to increase sales, particularly for Wireless Systems products. The acquisitions accounted for approximately $500,000 of the $727,000 increase from the comparable quarter of the prior year, including $46,000 in amortization of intangible assets. Sales and marketing expenses were 14% of sales in the current quarter, up from 12% of sales in the comparable quarter of the prior year.

We intend to aggressively try to increase sales in future periods, particularly for Wireless Solutions sales. Therefore we expect to maintain a relatively high level of sales and marketing expense. We expect to incur comparable or slightly increased sales and marketing expenses in absolute dollars in the immediate future, with the exception of sales commission expenses which will fluctuate in line with sales levels.

General and Administrative Expense

General and administrative expenses were $1,185,000 for the current quarter, compared to $750,000 for the comparable quarter of the prior year and $838,000 in the previous quarter. This 58% increase over the comparable period was primarily due to the impact of the acquisitions. The acquisitions accounted for approximately $450,000, more than the $436,000 increase from the comparable quarter of the prior year, including $16,000 in amortization of intangible assets. General and administrative expenses were 8% of sales in the current quarter, up from 6% of sales in the comparable quarter of the prior year. We expect to incur comparable or slightly increased general and administrative expenses in absolute dollars in the immediate future.

Restructuring Expense

In the quarter we saw a sudden drop in the low-power components business, particularly for tire pressure monitoring applications as explained in the Sales by Product Line – Low-power Components section above. This had the effect of decreasing demand for products produced at our Dallas facility. We do not see a recovery for this segment of our business. Therefore we reduced headcount at this facility by approximately 40 employees. The severance cost related to that restructuring was $236,000 and this was recognized in the current quarter. We believe this will result in a net savings for the fiscal year of approximately $1 million, only a small amount of which was realized in the first quarter.

Total Operating Expenses

Operating expenses increased $2.3 million over the prior year and $1.9 million over the previous quarter. The acquisitions accounted for approximately $1.8 million of these increases, including $360,000 in amortization of intangible assets. Restructuring expenses were an additional $236,000 in expense. Operating expenses were 36% of sales in the current quarter, up from 28% of sales in the comparable quarter of the prior year. Due to the impact of our recent acquisitions and our intention to pursue our Wireless Solutions strategy, we expect to incur comparable or slightly increased operating expenses in absolute dollars in the immediate future.

Other Income (Expense)

Total other income (expense) was $153,000 (expense) in the current quarter, compared to $52,000 income for the comparable quarter of the prior year and $30,000 in expense for the previous quarter. The significant increase in expense was primarily a result of the use of bank debt to help finance the acquisitions during the current quarter, as well as the use of cash balances for the same purpose and the resulting reduction in interest income. We expect to incur comparable or slightly increased other expenses in absolute dollars in the immediate future.

Income Tax Expense (Benefit)

In both the current and prior years we recorded small provisions for state income tax. In the current year, because of net operating loss, or NOL, carryforwards, we have only a $1,000 provision for alternative minimum federal and state income tax, the same as the comparable quarter of the prior year. We expect to record relatively small income tax provisions in the near future. The Cirronet and Aleier acquisitions did not have a material impact on income tax expense in the current quarter.

In fiscal 2001, we fully reserved, in a non-cash charge, all tax benefits that had been recorded prior to that point in accordance with SFAS 109. We continue to maintain a full valuation allowance on our deferred tax assets due to our historical losses and a limited history of taxable income. However, we retain the tax benefits involved and we will realize the benefit in future periods to the extent we are profitable. As of the end of the prior year, we have income tax carryforwards and other potential tax benefits available to reduce future federal taxable income by approximately $16.1 million. The NOL carryforwards expire August 31, 2023.

We do not expect to record any significant future federal income tax benefits or expense until the recovery of deferred tax assets is more likely than not.

Earnings (Loss) per Share

The net loss for the current quarter was $335,000, or $0.04 per diluted share, compared to a net loss of $49,000, or $0.01per diluted share, for the comparable quarter of the prior year and net income of $77,000 or $0.01 per diluted share for the previous quarter. The net loss for the quarter includes $456,000 amortization of acquisition costs, as discussed under the section above entitled Amortization of Acquisition Costs and $236,000 in restructuring expenses, as discussed under the section above entitled Restructuring Expense. Without these amortization and restructuring charges, the net income would have increased accordingly.

27

Financial Condition

Financing Arrangements

On September 1, 2006, our banking agreement was amended and restated to increase the revolving credit arrangement to a limit of $11.0 million and add a $4.0 million term note facility. The term of the agreement was extended to December 1, 2009. The main purpose of this amended and restated agreement was to help finance the Cirronet acquisition. The cash portion of the purchase price was funded with a portion of the proceeds from our new $15 million credit facility with WFB. The borrowing base for the revolver is based on the combined trade receivables of RFM and its subsidiaries. Our banking agreement and its status at the end of the current quarter are described in Note 4 to our Financial Statements included in this report.

At November 30, 2006, we maintained access to our revolving line-of-credit, which had a loan balance of $3.5 million at November 30, 2006. Additional loan advances of approximately $3.1 million were available under our current borrowing base.

Our revolving line of credit agreement contains financial covenants, including a new covenant on financial leverage. We were in compliance with all covenants as of November 30, 2006. If we perform according to the guidance we have provided for our second quarter ending February 28, 2007, we may violate one or more of the covenants of our banking agreement as of February 28, 2007. We are in discussion with our bank and believe that these potential violations will be waived, although there is no assurance that this will occur. Should there be a violation of one or more of the financial covenants and we are unable to negotiate a waiver or amendment, the maturity of our debt could be accelerated. In that case, other sources of cash would be needed to support our operations.

Liquidity

Liquidity at November 30, 2006, consisted primarily of $1.8 million of cash and $3.1 million available under the banking agreement.

Net cash used in operating activities was $2.0 million for the current year-to-date period as compared to net cash provided by operating activities of $1.0 million for the comparable period of the prior year. The primary reason for decreased cash provided by operations was $2.8 million in funds needed in working capital items to support increased sales in the current year compared to a $0.3 million in funds provided by a reduction in working capital in the prior year. The biggest change was an increase in inventory of $1.8 million in the current year (excluding the impact of acquisitions), compared to a $0.7 million reduction in inventory in the prior year. This $2.5 million swing in inventory occurred for similar reasons. In the prior year, demand late in the quarter resulted in a larger decrease in inventory than had been planned. In the current year, demand was very low late in the quarter and we were unable to slow down inventory coming from our contractors, as we give them a longer lead time than we provide to our customers to maintain our competitive position. This was particularly true for finished goods for satellite radio applications, which accounted for most of the inventory increase. We are working with our offshore contractors to adjust their production schedules and plan on a significant decrease in inventory in our second quarter; although it may take another quarter to get our all of our inventory balances where we would like them.

Another working capital item that negatively impacted operating cash flow in the current quarter was the decrease of $0.9 million in accounts payable in the current year (excluding the impact of acquisitions), compared to an increase of $0.7 million in the prior year. This swing of $1.6 million in accounts payable was primarily due to a one-time pay down of accounts payable by our recent acquisition subsidiaries, compared to the late in the quarter increase in trade payables that occurred in the prior year. We do not expect a similar swing in the second quarter.

A favorable working capital trend was a modest accounts receivable increase of $0.3 million in the current year (excluding the impact of acquisitions), compared to an increase of $1.4 million in the prior year. In the prior year, much of this increase was due to late developing demand in the quarter. In the current year, we had a more level trend of sales within the quarter. Collection of our receivables on a days-sales-outstanding measurement was below the 50-day range in the current year. Past due accounts remain insignificant and we continued to be within payment terms with our vendors.

Non-cash items included in net income such as depreciation, amortization of acquisition costs and stock-based compensation were $1.2 million in the current year-to-date period, compared to $0.7 million in the prior year. This was primarily due to the impact of the non-cash amortization of acquisition costs in the current year. This impact more than offset the increase in GAAP loss in the current year compared to the prior year.

The various changes in working capital items caused operating cash flow to be negative in the current year, in contrast to what we have had in recent years. We expect these working capital trends to be turned around in our second quarter, so that we expect to maintain positive cash flow from operations for the rest of fiscal 2007. We believe continued positive cash flow, as well as access to our credit facilities, will be sufficient to maintain normal operations for the rest of fiscal 2007.

Cash used in investing activities was $9.1 million for the current year-to-date period, as compared to $0.6 million for the prior year-to-date period. The primary change was that we used $8.6 million in cash (net of acquired cash) to finance the acquisitions. Capital spending was actually $0.3 million lower than last year and we expect to acquire only up to $1.0 million of capital equipment by the end of fiscal 2007. We do not believe the acquisitions will be very capital intensive.

Net cash generated from financing activities was $6.9 million in the current year-to-date period and almost zero in the prior year-to-date period. The cash generated was from bank loans used to help finance the acquisitions.

As of November 30, 2006, we had approximately $3.1 million available in cash under our banking arrangement based upon the borrowing base which is derived from trade accounts receivable. In addition, approximately $4.4 million more may become available under our banking agreement if our borrowing base were to increase sufficiently to support increased borrowing. We are not able to say when or if that will happen because of our inability to see very far into the future due to limited lead times on orders placed by our customers.

While we reported positive operating cash flows in recent years, a reduction in sales or gross margins or changes in working capital could occur due to economic or other factors. We believe that cash generated from operations, our cash balances and the amounts available under our revolving credit facility will be sufficient to meet our cash requirements for the rest of fiscal year 2007. If for any reason these sources of funds are not sufficient to meet our requirements, we may be required to raise additional funds. We cannot guarantee that we would be able to obtain additional financing or, if available, that it would be available to us on acceptable terms. Should that happen, there could be a significant adverse impact on our operations.

Stock Options

(a) Stock Option Program Description

Our stock compensation program is a broad-based, long-term retention program that is intended to attract and retain talented personnel and align stockholder and employee interests. We currently have five plans (2006 Plan, 1999 Plan, 1997 Plan, 1986 Plan and Director Plan) under which we grant or have granted stock options to employees, directors and consultants. We also assumed stock options granted by Cirronet Inc. which we acquired in September 2006 (see Note 10 to our condensed consolidated financial statements). The options generally vest at a rate of one forty-eighth each month. The exercise price of each option equals the market price of our stock on the date of grant and each option generally expires ten years after the date of grant. The 1986 Plan expired for future grants according to its terms in November 2002. The Director Plan expired for future grants according to its terms in April 2004. The 2006 Plan is subject to stockholder approval at our annual meeting scheduled for January 17, 2007, and if approved will replace our 1997 Plan as to future grants of options and RSUs.

We use the 1997 Plan to grant RSUs and expect to use the 2006 Plan. The grants are not considered issued stock when granted and certificates are issued to the grantee only as vesting occurs. We record unearned compensation based on the share price on the date of grant, and expense that compensation over the vesting period.

We adopted a recent accounting pronouncement, FASB Statement 123(R), for employees and directors for our fiscal year beginning September 1, 2005. In compliance with the standard, we recorded stock-based compensation expense in the prior fiscal year relating to stock options for employees and directors and our Employee Stock Purchase Plan. Options granted to consultants are accounted for under FASB Statement 123 and are valued using the Black-Scholes model. Compensation expense of those options is recognized over the vesting life of the options, which is aligned with the consulting service life. Note 5 to our condensed consolidated financial statements sets forth the stock compensation expense recognized in the current quarter and the comparable quarter of the prior year.

(b) General Option Information

Summary of Option Activity

The following is a summary of stock option activity for the fiscal year ended August 31, 2006 and the three months ended November 30, 2006. Stock option grants during the first quarter are attributable to the conversion of options to purchase stock of Cirronet Inc. into options to purchase our stock.

			Options Outstanding
		Shares Available for Options (#)	Number of Shares (#)	Weighted Average Exercise Price ($)
Balance at	August 31, 2005	177,680	2,227,075	$6.29
	Grants-stock options	(6,000)	6,000	$5.01
	Grants-restricted stock units	(110,950)	—	—
	Exercises	—	(89,254)	$3.49
	Cancellations	111,079	(111,079)	$7.49
	Cancellations-restricted stock units	2,900	—	—
	Additional shares reserved	400,000	—	—

Balance at	August 31, 2006	574,709	2,032,742	$6.34
	Grants-stock options	(1,089,468)	1,089,468	$1.31
	Grants-restricted stock units	(56,000)	—	—
	Exercises	—	(70,759)	$1.51
	Cancellations-stock options	8,000	(8,000)	$8.13
	Cancellations-restricted stock units	—	—	—
	Additional shares reserved	888,417	—	—

Balance at	November 30, 2006	325,658	3,043,451	$4.65

In-the-Money and Out-of-the-Money Option Information

The following table compares the number of shares subject to option grants with exercise prices below the closing price of our common stock at November 30, 2006 (referred to as “In-the-Money”) with the number of shares subject to option grants with exercise prices equal to or greater than the closing price of our common stock at November 30, 2006 (referred to as “Out-of-the-Money”). The closing price of our common stock at November 30, 2006 was $5.10 per share.

	Exercisable		Unexercisable		Total
As of End of Quarter	Shares (#)	Wtd. Avg. Exercise Price ($)	Shares (#)	Wtd. Avg. Exercise Price ($)	Shares (#)	Wtd. Avg. Exercise Price ($)
In-the-Money	1,849,072	$2.31	17,528	$3.53	1,866,600	$2.32
Out-of-the-Money	1,133,559	$8.38	43,292	$7.24	1,176,851	$8.34

Total Options Outstanding	2,982,631	$4.61	60,820	$6.17	3,043,451	$4.65

Forward-looking Statements

Except for the historical information, this report contains numerous forward-looking statements that involve risks and uncertainties. These statements are made pursuant to the Safe Harbor Provision of the Private Securities Litigation Reform Act of 1995. Statements of our plans, objectives, expectations and intentions involve risks and uncertainties. Statements containing terms such as “believe”, “expects”, “plans”, “anticipates”, “may” or similar terms are considered to contain uncertainty and are forward-looking statements. We believe that these statements are based on reasonable assumptions and our expectations at the time. Our actual results may differ materially from the statements and assumptions discussed in this report. However, these statements involve uncertainties and are completely qualified by reference to several important factors. Factors that could cause or contribute to such differences include, but are not limited to; those discussed in the sections entitled Legal Proceedings, Selected Financial Data, Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report, as well as the other factors detailed from time to time on our SEC reports, including the report on Form 10-K for the year ended August 31, 2006.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk primarily due to fluctuations in interest rates on our bank debt. As of November 30, 2006, with all other variables held constant, a hypothetical one-percentage point increase in interest rates would result in an increase in interest expense of approximately $75,000 on an annual basis.

A significant portion of our products have a manufacturing process in a foreign jurisdiction and are sold in foreign jurisdictions. We manage our exposure to currency exchange fluctuations by denominating most transactions in U.S. dollars. We consider the amount of our foreign currency exchange rate risk to be immaterial as of November 30, 2006, and accordingly have not hedged any such risk.

ITEM 4. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported in a timely manner. There have been no changes in our internal control over financial reporting during the quarter ended November 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

There are a number of risks associated with RFM and its business, which are described in our Form 10-K filed with the SEC for the year ended August 31, 2006. Material changes to these risk factors are outlined below. Any of these risks, as well as other risks and uncertainties, could harm our business and financial results and cause the value of our securities to decline. The risks described in our Form 10-K or below are not the only ones facing RFM. Additional risks not currently known to us or that we currently deem immaterial also may impair our business.

Recent Decline in Components Business

Our historical base business is declining, and could decline rapidly. Our guidance for the second fiscal quarter reflects a significant decline in order activity for our component products. We expect to require amendments to the covenants contained in our banking agreement as a result. Failure to obtain such amendments could result in a default under our banking agreement and an immediate need for additional capital.

Liquidity

We believe that cash generated from operations, our cash balances and the amounts available under our existing banking agreement will be sufficient to meet our cash requirements for the rest of fiscal 2007. See, however, the Risk Factor above entitled Recent Decline in Components Business. If for any reason these sources of funds are not sufficient to meet our requirements, we may be required to raise additional funds. We cannot guarantee that we would be able to obtain additional financing or, if available, that it would be available to us on acceptable terms. Should that happen, there could be a significant adverse impact on our operations.

ITEM 6. EXHIBITS

(a)	Exhibits. We hereby incorporate by reference all exhibits filed in connection with Form 10-K for the year ended August 31, 2006.

(b)	Exhibits included:

Exhibit	Description
31.1	Certificate Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 for CEO.

31.2	Certificate Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 for CFO.

32.1	Certificate Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 for CEO.

32.2	Certificate Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 for CFO.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RF MONOLITHICS, INC.

Dated: January 12, 2007	By:	/s/ David Kirk
David Kirk
CEO, President and Director

Dated: January 12, 2007	By:	/s/ Harley E Barnes III
Harley E Barnes III
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit	Description
31.1	Certificate Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 for CEO. (1)

31.2	Certificate Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 for CFO. (1)

32.1	Certificate Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 for CEO. (1)

32.2	Certificate Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 for CFO. (1)

(1)	Filed as an exhibit to this Form 10-Q.