Form 10-Q
period 2007-02-28
RF MONOLITHICS INC /DE/
filed 2007-04-16
CIK 922204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 2007

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

☐  Yes                    ☒  No

As of March 31, 2007: 9,174,618 shares of the Registrant’s Common Stock, $.001 par value, were outstanding.

RF MONOLITHICS, INC.

FORM 10-Q

QUARTER ENDED FEBRUARY 28, 2007

PART I. CONDENSED CONSOLIDATED FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RF MONOLITHICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

(In Thousands)

	February 28, 2007	*August 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,337	$5,847
Trade receivables - net	8,030	7,669
Inventories - net	10,432	9,118
Prepaid expenses and other	450	447

Total current assets	21,249	23,081
PROPERTY AND EQUIPMENT - Net	4,828	6,275
GOODWILL	8,984	—
ACQUISITION INTANGIBLES - Net	10,857	—
OTHER ASSETS - Net	1,059	1,044

TOTAL	$46,977	$30,400

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long term debt - bank	$1,333	$—
Current portion of long term debt - other	3,118	—
Capital lease obligations - current portion	53	—
Accounts payable - trade	3,708	3,526
Accrued expenses and other current liabilities	2,101	1,987

Total current liabilities	10,313	5,513
LONG-TERM DEBT - Less current portion:
Notes payable - bank	5,984	—
Capital lease obligations	83	—

Total long-term debt	6,067	—
OTHER LIABILITIES	78	111
STOCKHOLDERS’ EQUITY:
Common stock: 9,059 and 8,094 shares issued	9	8
Additional paid-in capital	48,223	38,157
Common stock warrants	86	86
Treasury stock, 36 common shares at cost	(227)	(227)
Accumulated deficit	(17,572)	(13,248)

Total stockholders’ equity	30,519	24,776

TOTAL	$46,977	$30,400

*	Derived from audited financial statements

See notes to condensed consolidated financial statements.

RF MONOLITHICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

(In Thousands, Except Per-Share Amounts)

	Three Months Ended February 28,		Six Months Ended February 28,
	2007	2006	2007	2006
SALES	$12,348	$12,693	$28,151	$24,989
COST OF SALES	9,713	8,906	19,939	17,884

GROSS PROFIT	2,635	3,787	8,212	7,105
OPERATING EXPENSES:
Research and development	2,236	1,131	4,353	2,307
Sales and marketing	1,915	1,632	4,134	3,124
General and administrative	1,084	810	2,270	1,560
Restructuring and impairment	1,201	—	1,437	—

Total operating expenses	6,436	3,573	12,194	6,991

INCOME (LOSS) FROM OPERATIONS	(3,801)	214	(3,982)	114
OTHER INCOME (EXPENSE):
Interest income	10	49	36	93
Interest expense	(219)	(19)	(397)	(35)
Other	34	(99)	33	(75)

Total other income (expense)	(175)	(69)	(328)	(17)

INCOME(LOSS) BEFORE INCOME TAXES	(3,976)	145	(4,310)	97
INCOME TAX EXPENSE	13	5	14	6

NET INCOME (LOSS)	$(3,989)	$140	$(4,324)	$91

EARNINGS (LOSS) PER SHARE
Basic	$(0.44)	$0.02	$(0.48)	$0.01

Diluted	$(0.44)	$0.02	$(0.48)	$0.01

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	9,001	7,981	8,918	7,965

Diluted	9,001	8,381	8,918	8,314

See notes to condensed consolidated financial statements.

RF MONOLITHICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(In Thousands)

	Six Months Ended February 28,
	2007	2006
OPERATING ACTIVITIES:
Net income (loss)	$(4,324)	$91
Noncash items included in net income (loss):
Depreciation and amortization	1,196	1,084
Depreciation and amortization - acquisition costs	911	—
Charge for inventory obsolescence and asset impairment	2,399	—
Provision for trade receivable allowance	55	15
Stock-based compensation	210	367
Gain on disposal of property and equipment	(35)	(59)
Changes in operating assets and liabilities, net of business acquisitions:
Trade receivables	1,036	(1,946)
Inventories	(1,193)	361
Prepaid expenses and other	75	109
Accounts payable - trade	(1,143)	471
Accrued expenses and other liabilities	(362)	(27)

Net cash (used in) provided by operating activities	(1,175)	466

INVESTING ACTIVITIES:
Payments for business acquisitions, net of cash acquired	(8,589)	—
Acquisition of property and equipment	(415)	(1,115)
Proceeds from disposition of property and equipment	35	136
Change in other assets	(370)	(120)

Net cash used in investing activities	(9,339)	(1,099)

FINANCING ACTIVITIES:
Borrowings on bank term note	4,000	—
Net borrowings on bank revolver note	3,650	—
Repayments of bank notes	(1,004)	—
Repayments of capital lease obligations and other third party financing	(24)	(60)
Change in other liabilities	(3)	(7)
Proceeds from issuance of common stock	385	185

Net cash provided by financing activities	7,004	118

DECREASE IN CASH AND CASH EQUIVALENTS	(3,510)	(515)
CASH AND CASH EQUIVALENTS:
Beginning of period	5,847	5,450

End of period	$2,337	$4,935

SUPPLEMENTAL INFORMATION:
Interest paid	$190	$2

Income taxes paid	$—	$4

See notes to condensed consolidated financial statements.

RF MONOLITHICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	INTERIM FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, that in the opinion of the management of RF Monolithics, Inc. are necessary for a fair presentation of our financial position as of February 28, 2007, the results of operations for the three and six months ended February 28, 2007 and 2006 and cash flows for the six months ended February 28, 2007 and 2006. These unaudited interim condensed consolidated financial statements should be read in conjunction with our audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended August 31, 2006, filed with the Securities and Exchange Commission.

Operating results for the six months ended February 28, 2007 are not necessarily indicative of the results to be achieved for the full fiscal year ending August 31, 2007.

2.	INVENTORIES

Inventories consist of the following (in thousands):

	February 28, 2007	August 31, 2006
Raw materials and supplies	$4,450	$3,778
Work in process	1,540	2,040
Finished goods	6,711	4,196

Total gross inventories	12,701	10,014
Less: Inventory reserves	(2,269)	(896)

Total inventories	$10,432	$9,118

Inventories at February 28, 2007 include approximately $1.2 million from companies acquired in the first quarter (see Note 10). Another reason for the inventory increase is an increase in finished goods inventory for satellite radio filters due to a reduction in sales in that volatile market. In the previous quarter, demand suddenly decreased but we were unable to slow down inventory coming from our contractors, as we give them a longer lead time than we provide to our customers to maintain our competitive position. In the current quarter, we greatly reduced the inflow of finished goods from our contractors. While we worked down inventory $600,000 in the current quarter, we anticipate much more progress in our third quarter.

In the current quarter, we increased inventory reserves by recording a $1.2 million charge related to obsolescence and write-down of inventory associated with the outsourcing of all Dallas manufacturing. The charge was recorded as cost of sales in our consolidated statement of operations.

3.	PROPERTY AND EQUIPMENT

Property and equipment included construction in progress of $159,000 at February 28, 2007, and $587,000 at August 31, 2006, which was composed primarily of manufacturing equipment and other fixed assets not yet placed in service. Also, property and equipment include approximately $500,000 (net book value) from companies acquired in the first quarter (see Note 10).

In the current quarter we recorded an impairment of fixed assets charge of $1.2 million, which was a result of a write down of fixed assets associated with the outsourcing of all Dallas manufacturing. See Note 9 on restructuring and impairment.

4.	CREDIT FACILITIES

Our debt at February 28, 2007 and August 31, 2006 consisted of the following (in thousands):

	February 28, 2007	August 31, 2006
Bank revolving line-of-credit	$3,650	$—
Bank term note	3,667
Other notes	3,118	—

Total	10,435	—
Less: Current maturity	4,451	—

Long-term debt	$5,984	$—

On September 1, 2006, our previous banking agreement, dated December 31, 2004, was amended and restated to increase the revolving credit arrangement to a limit of $11.0 million and add a $4.0 million term note. Substantially all of our assets, tangible and intangible, are pledged as collateral. The term of the agreement was extended to December 1, 2009. The principal purpose of this amended and restated agreement was to finance the acquisitions of Cirronet Inc. and the Caver-Morehead assets in September 2006. See discussion of these acquisitions in Note 10. The $4.0 million term note calls for twelve equal quarterly payments to the bank starting December 1, 2006. The revolving line of credit expires on December 1, 2009 and thus any outstanding borrowings against this facility are due at that time. As of February 28, 2007, our revolving line of credit facility had a loan availability of approximately $1.5 million from our borrowing base which is based on eligible accounts receivable. The amount available under our borrowing base at fiscal year end August 31, 2006 was approximately $5.3 million. Financial covenants under the new revolving credit arrangement include financial covenants as to the ratio of current assets (less inventory) to current liabilities (net of the current portion of revolver advances), ratio of liabilities to tangible net worth, profitability, and fixed charges coverage. We were in compliance with all covenants as of February 28, 2007, except for the fixed charge coverage ratio covenant, which has since been waived. Using our financial forecast, our bank has agreed to amend the loan agreement to avoid a future covenant violation for the balance of our current fiscal year ending August 31, 2007, the latest date for which a requirement for such covenant is defined. The amendment also will revise our borrowing base calculation effective for our next quarter in a manner that will reduce our availability by approximately $1.0 to $1.5 million. Consistent with prior years, the loan covenants for our next fiscal year will be reset at the beginning of that year.

The interest rate on all borrowings under our banking agreement is based on either bank prime or LIBOR. The interest rate changes periodically and can be fixed for up to a three-month period. The interest rates on borrowings as of February 28, 2007 are in the range of 7.375% to 8.250%.

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

The following table illustrates the stock compensation expense recognized in the three and six months ended February 28, 2007 and 2006. Compensation expense recognized in thousands was:

Stock Compensation Expense:

	Compensation Expense Recognized
	Three months ended Feb. 28,		Six months ended Feb. 28,
Stock Compensation Plan	2007	2006	2007	2006
Stock options for employees and directors	$32	$151	$69	$303
Employee Stock Purchase Plan	11	10	22	20
Stock options for consultants	8	9	14	21
Restricted Stock Units	64	23	105	23

Totals	$115	$193	$210	$367

As of February 28, 2007, we had an aggregate of 2.2 million shares authorized for issuance under our active equity plans. The equity plans provide for the issuance of common shares pursuant to stock option exercises, issuance of restricted stock grants and restricted stock units. As of February 28, 2007, there were an aggregate of 3.0 million grants outstanding under the plans and approximately 388,000 shares available for grant under the plans. Under the equity plans, stock options, restricted stock grants and restricted stock units can be issued to employees, non-employee directors and consultants.

Our stock compensation program is a broad-based, long-term retention program that is intended to attract and retain talented personnel and align stockholder and employee interests. We currently have five plans (2006 Plan, 1999 Plan, 1997 Plan, 1986 Plan and Director Plan) under which we may grant or have granted stock options and/or RSUs to employees, directors and consultants. We also assumed stock options (the “Assumed

Cirronet Options”) granted by Cirronet Inc., which we acquired in September 2006 (see Note 10 to our condensed consolidated financial statements). These options were assumed as fully vested. Options generally vest at a rate of one forty-eighth each month. The exercise price of each option equals the market price of our stock on the date of grant and each option generally expires ten years after the date of grant. The RSUs generally vest at a rate of one-fourth at each anniversary of the grant date.

The vested shares are issued to the grantee at each vesting date. The 1986 Plan expired for future grants according to its terms in November 2002, but options previously granted remain in effect in accordance with their terms. The Director Plan expired for future grants according to its terms in April 2004, but options previously granted remain in effect in accordance with their terms. The 2006 Plan was approved by stockholders at our annual meeting on January 17, 2007, and replaces our 1997 Plan for future grants of options and RSUs. When stock options are exercised, new common stock is issued.

Stock Options – There were no stock option grants in the current year as compared to 6,000 incentive stock option grants to employees in the prior year. As of February 28, 2007, options to purchase 98,639 shares of stock were cancelled in the current year due to employee terminations and option period expirations.

Generally, the stock option plans are on a four-year monthly vesting schedule beginning the first day of the month following the date of grant. The exercise price of each option equals the market price of our stock on the date of grant and the options expire ten years after the date of grant. The summary of stock option activity for all of the prior fiscal year and the current fiscal year as of February 28, 2007 follows:

	Fiscal year ended August 31, 2006
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($000)
Outstanding at September 1, 2005	2,227,075	$6.29
Granted	6,000	$5.01
Exercised	(89,254)	$3.49
Expired/cancelled	(111,079)	$7.49

Outstanding at August 31, 2006	2,032,742	$6.34	4.8	$2,276

Exercisable at August 31, 2006	1,950,323	$6.37	4.7	$2,173

	Six Months Ended February 28, 2007
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($000)
Outstanding at September 1, 2006	2,032,742	$6.34
Assumed acquired company options	1,089,468	$1.31
Exercised	(209,818)	$1.55
Expired/cancelled	(98,639)	$7.83

Outstanding at February 28, 2007	2,813,753	$4.70	4.3	$3,162

Exercisable at February 28, 2007	2,769,427	$4.67	4.2	$3,158

The aggregate intrinsic values in the tables above are calculated using the market price on August 31, 2006 of $6.19 and February 28, 2007 of $4.16. The weighted-average grant-date fair value of options granted in fiscal year 2006 was $2.72. The total intrinsic value of options exercised during the six months ended February 28, 2007 and fiscal year 2006 was $577,842 and $224,780, respectively. Intrinsic values of nonqualified or disqualifying ISO options exercised will result in a deduction for tax purposes.

We have certain tax benefits that will be recorded as a credit to additional paid-in capital when realized based upon the “with-and-without” method. We have net operating loss carryforwards that are sufficient to offset taxable income. Under the with-and-without method, an excess tax benefit will be realized when the excess share-based compensation deduction provides us with incremental benefit by reducing the current year’s taxes payable.

The following table summarizes information about stock options outstanding at February 28, 2007 for all five plans and the Assumed Cirronet Options:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at February 28, 2007	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at February 28, 2007	Weighted- Average Exercise Price
$ 1.07 to $ 2.44	1,011,354	3.93 years	$1.41	1,011,354	$1.41
$ 2.66 to $ 3.88	370,695	5.19 years	$3.17	366,320	$3.17
$ 3.95 to $ 4.56	264,869	3.86 years	$4.30	264,869	$4.30
$ 4.88 to $ 7.50	650,793	5.09 years	$6.35	617,717	$6.35
$ 7.56 to $ 27.06	516,042	3.36 years	$10.34	509,167	$10.35

Totals	2,813,753			2,769,427

As of February 28, 2007, there was a total of $131,135 of unrecognized compensation cost related to nonvested stock options granted. The total cost is expected to be recognized over a weighted-average period of 1.8 years.

Restricted Stock Units - In the fiscal year ended August 31, 2006, we changed from granting stock options as a primary means of stock compensation to granting RSUs. We grant RSUs out of our stockholder-approved 2006 Equity Incentive Plan, or 2006 Plan. Each RSU represents the right to receive a share of common stock and typically is subject to vesting requirements, normally on an annual basis over four years. Stock is issued to the grantee at each annual vesting date. The fair value on the date of the RSUs vesting in the quarter and year to date period ended February 28, 2007 was approximately $129,000. When the stock is issued at vesting, the employee may elect to have fewer shares granted, with the amount of the reduction used to cover the minimum income and social security tax withholding requirements under IRS rules. The fair value of any RSUs granted is the market price of the common stock on the date of grant and is recognized as compensation expense over the vesting period. As approved by the stockholders at annual meeting on January 17, 2007, all shares remaining under the 1997 Plan are available for issuance under the new 2006 Equity Incentive Plan. As of February 28, 2007, there was a total of $831,606 of unrecognized compensation cost related to nonvested RSUs granted. The total cost is expected to be recognized over a weighted-average period of 3.1 years. The following table sets forth the status of our RSU compensation activity for all of the prior fiscal year and the current fiscal year as of February 28, 2007:

Nonvested Shares	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at November 30, 2005	0	$0.00
Granted	110,950	$5.69
Vested	0	$0.00
Cancelled	(2,900)	$5.69

Nonvested at August 31, 2006	108,050	$5.69
Granted	84,250	$5.03
Vested	(27,200)	$5.68
Cancelled	(600)	$5.69

Nonvested at February 28, 2007	164,500	$5.35

6.	EARNINGS (LOSS) PER SHARE

Our earnings (loss) per share is computed by dividing our net earnings (loss) by the weighted average number of outstanding common shares during the period. Our diluted earnings (loss) per share is computed by dividing our net earnings (loss) by the weighted average number of outstanding common and potentially dilutive shares. Potentially dilutive shares are derived from outstanding stock options, warrants and RSUs that have an exercise price less than the weighted average market price of our common stock. Any options and warrants with an exercise price greater than the weighted average market price of our common stock are considered antidilutive and are excluded from the computation of diluted earnings per share. In a period of net loss, all outstanding options, warrants and RSUs are considered antidilutive. The number of common stock options, warrants and RSUs considered antidilutive and thus excluded from the year to date diluted earnings or loss per share computation at February 28, 2007 and 2006 were 3,008,253 and 1,206,431, respectively.

7.	SALES REVENUE

The following table sets forth the components of our sales and the percentage relationship of the components to sales by product area for the periods indicated (in thousands, except percentage data):

	Amounts				% of Total
	Three Months Ended February 28,		Six Months Ended February 28,		Three Months Ended February 28,		Six Months Ended February 28,
	2007	2006	2007	2006	2007	2006	2007	2006

Product Sales:
Wireless Solutions Group:
Virtual Wire™ Radio products (1)	$2,754	$3,598	$6,764	$7,035	22%	28%	24%	28%
Cirronet and Aleier Brand	3,370	—	6,511	—	27	0	23	0

Subtotal	6,124	3,598	13,275	7,035	49	28	47	28

Wireless Components Group:

Filters	3,705	4,824	8,145	9,582	30	38	29	38
Frequency control modules	619	1,160	2,305	1,671	5	9	8	7
Low-power components	1,900	3,111	4,426	6,701	16	25	16	27

Subtotal	6,224	9,095	14,876	17,954	51	72	53	72

Total sales	$12,348	$12,693	$28,151	$24,989	100%	100%	100%	100%

(1)	Includes RFIC products

International sales were approximately 39% or $4,865 during the current quarter and 51% or $6,514 during the comparable quarter of the prior year. We consider all product sales with a delivery destination outside of North America to be international sales.

8.	INCOME TAXES

During the six months ended February 28, 2007 and 2006, we realized book income (loss) before income tax of ($4,310,000) and $97,000, respectively. In both the current and prior year we recorded small provisions for state income tax. We expect to record relatively small income tax provisions in future periods. We continue to maintain a full valuation allowance on our deferred tax assets due to net losses, as well as the general economic environment. However, we retain the tax benefits involved and we will realize the benefit in future periods (1) to the extent we have taxable income in a reported period for which we utilize some of the tax benefit and (2) whenever, and to the extent, management concludes that it is more likely than not that we will also realize some of the tax benefits in future periods.

9.	RESTRUCTURING AND IMPAIRMENT

Restructuring

At the end of the current quarter, we announced the restructuring plan of our component business which includes the outsourcing of all Dallas manufacturing. This restructuring plan calls for the future reduction in headcount of approximately 80 people. In accordance with SFAS 146 “Accounting for Costs Associated with Exit or Disposal Activities”, the cost of severance, which is estimated to be $700,000, will be accrued for and recognized ratably over the employees’ future service period, which is the period of time they are required to stay to receive the severance payment. None of the severance cost was accrued or recognized in the current quarter. We expect to accrue this cost over the next three quarters, as our manufacturing operations in Dallas wind down.

In the first quarter, we incurred approximately $236,000 in restructuring cost related to the severance of 37 employees. This headcount reduction was an operations cost reduction at our Dallas headquarters resulting from a market downturn in our low-power components business.

The following represents a reconciliation of the employee severance accrual, which is included in accrued expenses and other current liabilities in the accompanying financial statements (in thousands):

	Second Qtr. Ended February 28, 2007	First Quarter Ended November 30, 2006
Beginning balance	$140	$—
Employee severance accrued	—	236
Severance payments to employees	136	96

Ending balance	$4	$140

Impairment

In the current quarter, we recorded an impairment expense of approximately $1.2 million associated with the outsourcing of all Dallas manufacturing operations. This consists of the write-down or write-off of equipment and other assets that were no longer usable to support manufacturing.

10.	ACQUISITIONS

In September 2006, we completed the acquisition of two companies as described below. The acquisitions were accounted for under Statement of Financial Accounting Standards No. 141, or SFAS 141, “Business Combinations”. RFM’s Condensed Consolidated Statements of Operations for the three and six months ended February 28, 2007 include the results from both companies for the full period starting September 1, 2006.

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

The purchase price allocation recorded as of February 28, 2007 is estimated and not final. We expect to finalize the purchase price allocation and make the appropriate adjustments before our August 31, 2007 year end.

In the past several years, we have invested considerable resources in product and marketing development to support our strategic plan for the Wireless Solutions business. To accelerate our efforts in this area, we acquired both Cirronet Inc. and the Caver-Morehead assets in the first quarter. We believe Wireless Solutions products have a greater long-term potential for sales growth at relatively higher margin levels than the very price-sensitive Wireless Components products. The potential for increased sales and margins was the primary motivation for the acquisitions. We believe the purchase price was in line with values of similar companies in the industry, which resulted in a material amount of goodwill.

Aleier, Inc. (acquirer of the business of Caver-Morehead Systems, Inc.)

On September 1, 2006, Aleier, Inc., a newly created Texas corporation and wholly-owned subsidiary of RFM, or Aleier, acquired substantially all of the assets and assumed specified liabilities of Caver-Morehead Systems, Inc., or Caver-Morehead, in an all-cash transaction valued at $4.0 million. $2.0 million of the purchase price is subject to an earn-out agreement that entitles Caver-Morehead’s former shareholders to receive additional consideration upon the achievement by Aleier of certain margin targets. If earned, these deferred payments will be made in two installments in February 2007 and February 2008, subject to reduction as described in the Merger Agreement. There was no payment in February 2007, but a total payment of $2.0 million could still be paid in February 2008. The earn-out will be recognized and recorded in a future period when earned.

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

The following pro forma consolidated financial information presents the comparable quarter of the prior year and the prior year-to-date each ending February 28, 2006 as if the Cirronet merger had occurred on September 1, 2005 (in thousands, except per share amounts):

	Three Months Ended February 28, 2006	Six Months Ended February 28, 2006
Revenues	$15,492	$31,413
Net loss	$(497)	$(905)
Basic loss per share	$(0.06)	$(0.10)
Diluted loss per share	$(0.06)	$(0.10)

Intangible Asset Amortization

The composition of our acquired intangible assets for the two acquisitions described above and the associated accumulated amortization as of February 28, 2007 are as follows:

		Six Months ended February 28, 2007
	Weighted Average Remaining Life in Years	Gross Carrying Amount ($000)	Accumulated Amortization ($000)	Net Carrying Amount ($000)
Intangible assets subject to amortization:
Technology	7	$8,700	$582	$8,118
Customer base	8	1,473	82	1,391
Other	1	142	54	88

Total intangible assets subject to amortization		$10,315	$718	$9,597

Intangible assets not subject to amortization:
Trademarks				$1,260

Total intangible assets				$10,857

The aggregate amount of amortization expense for the six months ended February 28, 2007 was approximately $718,000. Estimated amortization expense for each of our four fiscal years ending August 31, 2007 through 2011 is as follows:

Estimated Amortization Expense	Amount ($000)
August 31, 2007	$1,418
August 31, 2008	1,310
August 31, 2009	1,209
August 31, 2010	1,154
August 31, 2011	1,154

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion may be understood more fully by reference to the financial statements, notes to the financial statements, and management’s discussion and analysis contained in our Annual Report on Form 10-K for the year ended August 31, 2006, filed with the Securities and Exchange Commission.

General

RF Monolithics, Inc., or RFM, was organized in 1979 as a Texas corporation and converted to a Delaware corporation in 1994. We design, develop, manufacture and market a broad range of wireless products and services that are solution-driven and technology-enabled. We have two lines of business — Wireless Solutions and Wireless Components.

Our Wireless Solutions business includes Virtual Wire™ Short-range Radio, Radio Frequency Integrated Circuits, or RFIC, and Module Products. These are miniature radios and the networks that manage and use them. Our goal is to provide customers with a comprehensive solution with a wide variety of alternative products and services for their wireless network applications. These product offerings were enhanced by two acquisitions that were consummated in September, 2006. RFM acquired Cirronet Inc., or Cirronet, and the business of Caver-Morehead Systems, Inc., or Caver-Morehead (which was acquired by Aleier, Inc., or Aleier, a wholly-owned subsidiary of RFM). See footnote 10 to the financial statements for additional information on these transactions. Radios are marketed under the RFM brand. Standard and custom radio modules and packaged radio and network gateway products are marketed under the Cirronet brand. Asset management platform software and end-applications formerly sold by Caver-Morehead are marketed under the Aleier brand.

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

Our strengths include: (a) our ability to identify and capitalize on trends in a rapidly growing wireless marketplace; (b) our capability to develop products and services that have superior technical characteristics; (c) our expertise to assist our customers in incorporating our products into their applications; and (d) our demonstrated ability to manufacture high quality cost-effective products in volume with short lead times. Our manufacturing capabilities are greatly enhanced by our relationships with several domestic and offshore contractors.

Our base Wireless Components business has declined in sales due to decreased average selling prices in several intensely competitive markets and loss of market share to competing technologies. As a result, we have focused our product and market developments on products for our Wireless Solutions business which we feel offer a technical edge and have greater gross margin potential. A key factor in our sales performance is whether or not we develop and sell enough new products to offset the decline in selling price and unit volume of our older products. Overall economic conditions in the electronics industry, which has historically experienced extreme increases and decreases in demand within short periods of time, is another key factor that influences our sales performance. We believe our markets are currently in a period of stable to increasing overall demand, depending on the market involved. A key factor in our gross margin performance is whether or not we can reduce our costs (through innovation and increased volume) and improve our product mix towards higher margin products to offset expected declines in average selling prices. The Cirronet and Caver-Morehead acquisitions implement our strategy to grow sales with new products that have higher margin potential.

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

Critical Accounting Policies

We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the periods presented. We described our most significant accounting policies, which we believe are the most critical to aid in fully understanding and evaluating reported financial results, in our Annual Report filed with the Securities and Exchange Commission on November 20, 2006 on Form 10-K. Those policies continue to be our most critical accounting policies for the period covered by this filing. Additional accounting policies related to our current year acquisitions are as follows:

Goodwill and Other Intangible Assets

We have adopted Statements of Financial Accounting Standards, or SFAS, No. 142 “Goodwill and Other Intangible Assets”, or SFAS 142, which requires companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life. We review goodwill and intangible assets with indefinite lives for impairment annually and upon occurrence of any event that indicates potential impairments. In accordance with SFAS 142 we perform an annual impairment review during the fourth quarter of each fiscal year.

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

Impairment of Long-Lived Assets

In accordance with SFAS No. 144 “Accounting for Impairment of Long-Lived Assets”, we record impairment losses on long-lived assets when events and circumstances indicate that such assets are not recoverable and impaired such that the estimated fair value of the asset is less than its recorded amount. Conditions that would necessitate an impairment assessment include material adverse changes in operations (such as happened in the current quarter), significant adverse differences in actual results in comparison with initial valuation forecasts prepared at the time of acquisition, a decision to abandon acquired products, services or technologies, or other significant adverse changes that would indicate the carrying amount of the recorded asset might not be recoverable.

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

Segments

We reviewed the requirements of SFAS 131 “Disclosures about Segments of an Enterprise and Related Information”, concerning segment reporting with regard to our recent acquisitions as described in footnote 10 of the financial statements. We have concluded that we are still operating as a single segment and therefore do not need to report separate segment information. We manage the business with a single management team and have no segment managers. The chief operating decision maker reviews operational performance and makes decisions on the allocation of assets and resources primarily on the basis of consolidated financial statements.

Results of Operations

In this next section we will discuss our financial statements. In this discussion, we will make comparisons between the following periods, which we believe are relevant to understanding trends in our business:

•

The current quarter and current year-to-date period, each ended February 28, 2007, of the fiscal year ending August 31, 2007, in comparison to the comparable quarter of the prior year and prior year-to-date period, each ended February 28, 2006.

•	Certain comparisons with the three months ended November 30, 2006 (previous quarter) are provided where we believe it is useful to the understanding of trends.

The selected financial data for the periods presented may not be indicative of our future financial condition or results of operations.

The following table illustrates operating results for the four quarters of fiscal 2006 and the first two quarters of fiscal 2007 (in thousands, except percentage data). These figures will be used when discussing trends in the following section.

	Fiscal 2006 Quarter Ended				Fiscal 2007 Quarter Ended
	Nov. 30	Feb. 28	May 31	Aug. 31	Nov. 30	Feb. 28
Sales by product area:
Virtual Wire™ Radio products (1)	$3,437	$3,598	$3,796	$3,394	$4,010	$2,754
Cirronet and Aleier brand	—	—	—	—	3,141	3,370
Filters	4,758	4,824	6,522	5,982	4,440	3,705
Frequency control modules	511	1,160	1,133	1,425	1,686	619
Low-power components	3,590	3,111	3,245	3,676	2,526	1,900

Total Sales	12,296	12,693	14,696	14,477	15,803	12,348
Cost of sales (2)	8,978	8,906	10,428	10,502	10,226	9,713

Gross profit	3,318	3,787	4,268	3,975	5,577	2,635
% of sales	27.0%	29.8%	29.0%	27.5%	35.3%	21.3%
Operating expenses:
Research and development	1,176	1,131	1,143	1,201	2,117	2,236
Sales and marketing	1,492	1,632	1,741	1,802	2,219	1,915
General and administrative	750	810	886	838	1,186	1,084
Restructuring	—	—	—	—	236	1,201

Total	3,418	3,573	3,770	3,841	5,758	6,436

Income (loss) from operations	(100)	214	498	134	(181)	(3,801)
Other income (expense), net	52	(69)	(68)	(30)	(153)	(175)

Income (loss) before income taxes	(48)	145	430	104	(334)	(3,976)
Income tax expense	1	5	17	27	1	13

Net income (loss)	$(49)	$140	$413	$77	$(335)	$(3,989)

(1)	Includes RFIC products

(2)	Q2 of FY 2007 Includes a $1,198 inventory reserve related to restructuring of Dallas Facilities.

The following table sets forth, for the three and six months ended February 28, 2007, and February 28, 2006, (a) the percentage relationship of certain items from our statements of operations to sales and (b) the percentage change in these items between the current period and the comparable period of the prior year:

	Percentage of Total Sales				Percentage Change From
	Three Months Ended February 28,		Six Months Ended February 28,		Three Months Ended February	Six Months Ended February
	2007	2006	2007	2006	2006 to 2007	2006 to 2007
Sales	100%	100%	100%	100%	(3)%	13%
Cost of sales	79	70	71	72	9	12

Gross profit	21	30	29	28	(30)	16

Research and development	18	9	15	9	98	89
Sales and marketing	15	13	15	13	17	32
General and administrative	9	6	8	6	34	46
Restructuring and impairment	10	0	5	0	N/A	N/A

Total operating expenses	52	28	43	28	80	74

Income from operations	(31)	2	(14)	0	(1,876)	(3,593)
Other expense, net	(1)	(1)	(1)	0	154	1,829

Income before income taxes	(32)	1	(15)	0	(2,842)	(4,543)
Income tax expense	0	0	0	0	160	133

Net income	(32)%	1%	0%	0%	(2,949)%	(4,851)%

Sales

Overall Sales Trends for the Current Quarter Compared to the Prior Year and Previous Quarter

Total sales decreased 3% in the current quarter compared to the comparable quarter of the prior year and decreased 22% from the previous quarter. The primary reason for the decrease in both periods was a decrease in the number of units sold in each of our legacy products lines. In contrast, sales of the Cirronet and Aleier brands (acquired in September) increased 7% from the first quarter (see footnote 10 of the financial statements for further information on these acquisitions) due to an increased number of units sold for these Wireless Solutions products.

The decreased number of units sold for the legacy products was due to several reasons, including a decline in shipments to the satellite radio supply chain, decreased automobile production rates and seasonal factors that lowered production rates to our customers around the world. The seasonal factors were especially evident for the Virtual Wire™ Short-range Radio and frequency control module product lines as several major customers had very high production rates in the first quarter, but had much lower rates of production in the current quarter that were lower than normal. We do not believe we have lost significant market share for these legacy products, but economic and seasonal factors had substantial adverse effects in the current quarter. Individual product line sales trends are discussed in more detail in the section entitled “Product Line Sales Trends” below.

During the quarter we announced a restructuring that is intended to make these legacy products more competitive, even at lower sales levels. We will eliminate manufacturing operations in our Dallas facility over the next two quarters. This was an acceleration of our plan to move our operations to a “fabless” business model. We have previously had success in moving most of our assembly operations offshore. We believe this restructuring will generate savings of approximately $5 million in our next fiscal year.

We have experienced a reduction in sales for our Wireless Component Group in recent years due to a decrease in average selling prices and other factors. We have anticipated this trend for some time. As a result, for several years we have focused our product and market development efforts on Wireless Solutions Group products with greater potential for growth and higher technical content, which allows them to be sold with higher gross margins. Our recent acquisitions are an example of this strategy. One of the biggest factors in determining what happens to total sales in the future will be whether or not the anticipated growth in Wireless Solutions Group products and services will be greater than or less than the anticipated decline in sales for our Wireless Component Group products.

Another factor contributing to lower sales was ongoing declines in average selling prices for some of our more mature products which are sold in very competitive markets. In comparison to the comparable quarter of the prior year, low-power components and Virtual Wire™ Short-range Radio products experienced 11% and 7% decreases in average selling prices, respectively. Filter products actually experienced a slight increase in average selling prices in comparison to the prior year, but that was due to the mix of product shipped within the product line rather than any change in prices to specific customers. We continue to compete in several price-sensitive markets (such as the automotive and satellite radio markets) in which customers require decreased prices over time to maintain their business. In addition, we understand that as new products ramp up in volume our customers expect economies of scale to result in lower pricing. We have achieved significant market position in most of the markets on which we focus. However, we believe that price competition from much larger and better financed competitors represents a significant risk in maintaining our sales levels and gross margins, particularly in the automotive and consumer markets. A decline in average selling prices adversely impacts gross margin, as well as sales. For a discussion of strategies for sustaining gross profit, see Gross Profit below.

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

Year-to-Date Sales Trends

Sales for the current year-to-date period increased approximately $3.2 million or 13% over the prior comparable year-to-date period. The primary reason for this was the $6.3 million increase in Wireless Solutions Group sales, most of which are due to the acquisitions of Cirronet and Aleier. This reflects our significant strategic investments in and efforts to increase sales for these products. Partially offsetting these increases was a $3.1 million decrease in sales for the Wireless Component Group, due to a decrease in the number of units sold. This decrease in number of units sold was primarily due to decreased sales to automotive and satellite radio markets, due to reduced production rates of products for end customers in those markets. In addition, low-power components and filter products lines experienced a reduction in average selling prices of 6% to 7%, which we believe are typical for these products.

Product Line Sales Trends:

Wireless Solutions Group

Wireless Systems

In the past couple of years, we have invested considerable resources in product and marketing development to support our strategic plan for the Wireless Solutions business. Our Wireless Solutions business is focused on the potential $8 billion market for embedded modules and similar products. We believe the key to capturing this market will be the ability to provide a wide variety of products, protocol firmware, software and design services and deliver the optimum solution for a given customer’s application.

To accelerate our efforts in this area, we acquired both Cirronet and Aleier in the previous quarter. See Note 10 of the financial statements for the financial details. Cirronet provides longer range modules, as well as gateway and network bridge products to connect different network types to one another. With the Cirronet acquisition, we believe we are in position to offer the broadest ranges of radios, modules and protocols in the industry. To our knowledge, no one else combines such a broad line of radio offerings with a value added software application. To help customers take full advantage of the wealth of new data provided by low-power radio systems, Aleier provides enterprise level software for tracking assets and managing workflows related to those assets. The Aleier platform is web architected and modularized for maximum flexibility in adapting it to specific customer requirements.

We have developed three FCC certified standard products and completed a great deal of work on custom development contracts for this market, which includes starting the production phase for one of the contracts. Besides a variety of radio products, we use several communication protocol systems to manage point-to-point, point-to-multipoint or mesh wireless sensor networks. Our sales force is now working with customers to design these products into their applications. In the current quarter, legacy RFM Wireless Systems sales are included in Cirronet and Aleier brand products, reflecting how these products are managed. This group of products increased more than 5% over the previous quarter, reflecting increased sales to several major customers, including the City of Los Angeles for a software project.

While we see great potential for Wireless Systems products and services, it is difficult for us to predict when, or if, these products will have a significant additional impact on our sales.

Virtual Wire™ Short-range Radio products

Virtual Wire™ Short-range Radio products sales in the current quarter decreased 20% in comparison to the comparable quarter of the prior year, and 31% from the previous quarter. The decrease in sales of Virtual Wire™ Short-range Radio products in the current quarter over both periods primarily resulted from a decrease in the number of units sold of 14% compared to the previous year and 32% compared to the previous quarter. In comparison to the previous record quarter for sales of these products, customers in several applications were at relatively low production levels, including customers in medical and remote access applications. We believe this is due more to seasonal factors than any loss of market share. We anticipate that production levels for these products will return to normal levels in coming quarters.

In addition to a lower number of units sold in the current quarter, there was a 7% decrease in average selling prices from the comparable quarter of the prior year, as competitive conditions forced us to lower prices. There was a small increase in average selling prices in the current quarter compared to the previous quarter, due to a product mix that had a relatively larger amount of sales to medical applications.

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

Wireless Components Group

Filters

Sales of filter products decreased 23% from the comparable quarter of the prior year and 17% from the previous quarter. The sales decrease in comparison to both periods was primarily due to a decreased number of units sold of 24% from the comparable quarter of the prior year and 29% from the previous quarter.

These unit shipment decreases were primarily due to a significant slowdown in sales for satellite radio applications. We provide filters for both Sirius Satellite Radio Inc. (NASDAQ:SIRI) and XM Satellite Radio Holdings, Inc. (NASDAQ:XMSR). For the past several quarters, there has been a slowdown in the rate of new subscriptions to satellite radio services due to competitive forces in this market and the supply channel has struggled to adjust to lower production requirements. In addition, both satellite radio service providers were negatively impacted by FCC actions that took several versions of their products off the market until changes were made eliminating electronic interference, particularly for portable consumer versions of the radio. Regulatory actions which negatively impact the satellite radio market could have a material adverse effect on our sales. We don’t believe we are losing market share for satellite radio products. While we believe that filter sales for the satellite radio application will eventually increase from the currently depressed level, it is uncertain how soon that will happen or the extent of recovery.

Partially offsetting these declines was an increase in sales for several products serving the Chinese telecommunications market. Sales to this application increased approximately $300,000 from the previous quarter. The resulting change in product mix within the filter product line was one of the reasons that average selling prices actually increased significantly from the previous quarter. However, the increase in average selling prices was offset by a corresponding increase in unit costs, as the telecommunications products come in larger, more expensive packages.

A difficulty we face for filter products is the ongoing trend of lower average selling prices. Competitive conditions for these products have forced us to provide lower prices to maintain our position. The automotive and consumer markets tend to be more price competitive than the other markets we serve. We expect the general trend of lower average selling prices will continue to have an adverse effect on future sales and margins, and this trend may result in lower overall sales of filter products in the immediate future. For a discussion of strategies for sustaining gross profit, see Gross Profit below.

Frequency Control Modules

Sales of frequency control products decreased 47% from the comparable quarter of the prior year and 63% from the previous quarter. The decrease in both years was primarily due to a decreased number of units sold to customers in high-end computer and internet infrastructure markets. These markets are subject to volatile changes due to economic conditions in the telecommunications market and production rates at several major contract manufacturers. In contrast to the previous quarter when production rates were at very high levels at the contract manufacturers, current quarter run rates were very depressed. Future sales of these products will be highly dependent upon economic conditions in the markets these products serve. Pressures on average selling prices for frequency control module products are not nearly as great as in some of our other markets. We do not expect to see significant changes in sales levels for these products in the immediate future.

Low-power Components

Sales of low-power components declined 39% from the comparable quarter of the prior year and 25% from the previous quarter. In both cases, the decrease from the prior period was primarily due to a decrease in the number of units sold. The reduction in the number of low-power component units sold was primarily due to a continuing decline in sales for some of our mature products, including products for the tire pressure monitoring and remote keyless entry applications. Many of our products sold into this application are based on mature technology and conversion to other technologies such as multiple function integrated circuits and phase locked loops has been going on for years. In addition, some customers have switched to very low-priced competitors. Another reason for the decline in the current quarter was a reduction in base production schedules at several of our customers supporting North American auto production, including the impact of extensive holiday shut downs.

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

The primary market for these products is the automotive market, which is characterized by very competitive conditions and declining average selling prices. Average selling prices for low-power components decreased approximately 11%, both in comparison to the prior year and the previous quarter. Smaller package styles, which also are offered at lower prices, are taking an increasing market share. We expect the trend of lower average selling prices for low-power component products to continue, as competitive market conditions require future price reductions.

We expect that the trend of lower sales for low-power components will continue into this fiscal year, due to continued reduction in average selling prices, continued conversion of customers away from older products to alternative technologies and generally low North American automotive production levels. During the year, sales of low-power components products fluctuated with changes in production schedules for automotive customers. We expect this fluctuation to continue.

Other Sales Trends

The following table provides additional data concerning our sales:

	Percentage of Sales
	Current Quarter	Comparable Quarter	Previous Quarter
Sales to top five customers	35%	45%	37%
Distribution sales	23%	26%	25%
Number of customers ≥ 10% of our sales revenue	One	Two	Two
Sales to customers ≥ 10% of our sales revenue	14%	22%	27%
International sales	39%	51%	46%

One customer, Delphi Corporation, or Delphi, accounted for more than 10% of sales in the current quarter, while there were two in the comparable quarter and the previous quarter. Delphi is currently in Chapter 11 reorganization proceedings and involved in negotiations with its labor unions. While we are encouraged by the reported progress in those negotiations, a protracted strike in the North American automotive industry could have a material adverse effect on our operations. The decreases in the ratio of sales to the top five customers and international sales are largely a result of our recent acquisitions, which diversified our customer base. Our strategy is to seek diversification in our sales. We believe we have achieved a significant level of diversification in our customers, markets, products and geographic areas. However, due to the very competitive nature of the markets in which we compete, we may not always be able to achieve such diversification.

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

Amortization of Acquisition Costs

In the previous quarter we acquired the business of Cirronet and Aleier, as described in footnote 10 of the financial statements. This resulted in recording approximately $10.9 million of assets that are required to be amortized on a straight-line basis over various lives, such as intangible technology and other assets, increased value of fixed assets and a stepped up valuation of inventory. The amortization of these costs is a non-cash expense. The amortization of acquisition costs resulted in recording additional expense as follows (in thousands):

	Three months ended February 28, 2007	Six months ended February 28, 2007
Cost of Sales	$95	$191
Research and development expense	298	596
Sales and marketing expense	47	93
General and adminsistrative expense	16	32

Total additional amortization expense	$456	$912

We expect to record similar amounts of acquisition costs for the remainder of the fiscal year.

Stock Compensation Expense

We adopted FASB Statement 123(R) for our fiscal year beginning September 1, 2005, or fiscal 2006. Most of the expense that was recorded in fiscal 2006 related to the unvested portion of stock grants that were made in prior years. In fiscal 2006, we also switched to restricted stock units, or RSUs, as our primary stock compensation vehicle in lieu of stock options, to better match the employees’ perceived benefit with the financial statement cost. Also, RSUs result in less dilution and, as we have implemented them, less expense. Most of our stock compensation expense in the current year relates to RSU’s.

A summary of stock compensation expense is as follows:

	Compensation Expense Recognized
	Three months ended February 28,		Six months ended February 28,
	2007	2006	2007	2006
Cost of Sales	$17	$58	$32	$112
Research and Development expense	12	28	21	52
Sales & Marketing expense	29	43	52	80
General & Adminiistrative expense	57	64	105	123

	$115	$193	$210	$367

We expect to record slightly larger amounts of stock compensation expense for the remainder of the fiscal year as new grants are added to existing ones. We intend to continue to use various stock plans as an important part of our compensation package. We are competing for talent with other companies that have stock plans in place and our work force values stock as a form of compensation.

Gross Profit

Overall Gross Profit Trends for Current Quarter Compared to the Prior Year and Previous Quarter

The current quarter gross margin of 21.3% was a decrease from the 29.8% in the comparable quarter of the prior year and 35.3% in the previous quarter. The primary reason for the reduction from both periods was an increase in our inventory reserve of $1,198,000 related to our recently announced restructuring that will eliminate our Dallas manufacturing facility. The reserve is needed to record the estimated impairment of value for inventory that will no longer be needed because of the transition offshore. This includes the rationalization of product variations needed to accomplish the transition. This increase in the reserve amounted to 9.7% of sales, so gross margins for the current quarter without the impact of this reserve would have resulted in a gross margin of 31%.

A favorable impact on gross margin in comparison to the comparable quarter of the prior year was a favorable change in product mix, including the impact of the recent acquisitions. Due to their higher technical content, our Wireless Solutions and frequency control products have higher potential gross margins than our commodity-type products such as filters and low-power components. The acquired companies have gross margins comparable to other Wireless Solutions products. The higher margin products accounted for 54% of total sales in the current quarter, compared to only 37% of total sales in the comparable quarter of the prior year. Product mix was a slightly negative factor in comparison to the previous quarter, as these products amounted to 56% of sales in that quarter. In particular, Virtual Wire™ Short-range Radio products and frequency control products were at very high levels in the previous quarter.

An unfavorable gross margin factor for our legacy product lines in the current quarter was an increase in per unit manufacturing costs. Production volume was much lower for the Dallas manufacturing facilities, so the relatively high fixed costs of that facility (including depreciation on fixed assets) was spread over fewer units, increasing the cost per unit. We do not believe that this situation will change significantly in the near future, therefore we accelerated our long range plan to move all production of the Dallas facility offshore resulting in a fabless business model. This transition will take several quarters, but we believe this should be completed early enough in our fiscal year 2008 to achieve approximately $5 million per year in savings resulting in our legacy products being more competitive.

Another unfavorable impact on gross margins in the current quarter was the ongoing impact of declining average selling prices. As mentioned in the sales section, most of our legacy product lines experienced decreases in average selling prices from prior periods due to competitive conditions. The restructuring effort mentioned in the previous paragraph is intended to address the pressure on gross margins by lowering manufacturing costs.

Overall Gross Profit Trends for Current Year Compared to the Prior Year

The current year-to-date gross margin was 29.2%, which is an increase from the gross margin of 28.4% last year. This is despite the increase in inventory reserve of $1,198,000. Without these costs, gross margins would have been 33.4%. The primary reason for the increase in gross margin in the current year is the impact of favorable product mix that was described in the previous section. Sales of the high margin products were 55% of sales in the current year, compared to only 35% in the comparable year-to-date period.

As mentioned in the sales section, many of the legacy product lines experienced a reduction in average selling prices of 5% to 7%. In most cases, we were able to achieve reductions in manufacturing costs per unit that were equal to or more than the selling price impact. However, in the current quarter we saw that this was getting more difficult for those products that relied substantially on manufacturing operations in Dallas, therefore we decided to restructure those operations to reduce cost.

Factors Influencing Gross Margins

Our gross margin continues to be influenced by several factors, both favorable and unfavorable. The favorable factors that influence gross margin represent our long-term efforts to improve gross margins. The most significant of these factors is our effort to improve product mix by focusing resources on those products that have higher potential gross margins. Products such as Wireless Systems, Virtual Wire™ and frequency control modules have a greater long-term potential for gross margins than the very price-sensitive low-power component and filter products. A shift in sales toward these products has a positive impact on margins, as occurred in this quarter as described in the previous section of this report. This was one of our primary motivations in the acquisitions that we completed this year which increased Wireless Solutions sales. While this is our strategy, we cannot assure you that such an improved product mix will be achieved in future periods. In fact, in the current quarter our product mix shifted unfavorably in relation to the previous quarter, resulting in lower margins.

Another favorable impact is our ongoing effort to reduce per-unit manufacturing costs. Most of our product lines have achieved cost reduction on a year-over-year per-unit manufacturing cost basis for the past several years. We devote considerable resources to obtaining purchasing savings and in working with our suppliers and outside contractors to improve yields, increase productivity and improve processes that result in lower costs. Each of our product lines is subject to a decline in average selling prices and we expect this trend to continue, so ongoing cost reduction is crucial to maintaining or improving gross margin. We intend to continue our efforts to reduce manufacturing costs in future periods. We expect the restructuring effort we announced this quarter will reduce per-unit manufacturing costs for a number of our products significantly.

The biggest negative factor for gross margins, as mentioned in the sales section, is declining average selling prices as a result of competitive conditions in the markets we serve. In comparison to the prior year, each of our volume product lines experienced a decrease in average selling prices of at least 5% on a year-over-year basis. We expect the trend of lower prices to continue, as described above in the section discussing Overall Sales Trends for the Current Quarter Compared to the Prior Year and Previous Quarter.

Another negative factor that could occur is the impact that the volume of units sold and produced has when the number of units is decreased and relatively high levels of fixed manufacturing costs are spread over fewer units. Overhead costs in Cost of Sales include a relatively high amount of fixed manufacturing costs, such as a significant amount of depreciation expense for manufacturing equipment. When volume is reduced, fixed manufacturing costs increase on a per-unit basis, negatively impacting margins. This occurred in the current quarter. One beneficial effect of the restructuring will be to lower our fixed costs.

Other potential negative impacts we experience only on an occasional basis. One relates to inventory reserves that are necessary when we face major changes in our markets or make major changes in our operations, which in fact happened in the current quarter. Another relates to start-up costs for new products being entered into the volume manufacturing process. This impact will be greatly reduced when we operate on a fabless business model.

Research and Development Expense

Research and development expenses were $2,236,000 in the current quarter, compared to $1,131,000 in the comparable quarter of the prior year and $2,117,000 in the previous quarter. The 98% increase from the comparable quarter of the prior year was primarily due to the impact of the acquisitions. The acquisitions accounted for approximately $850,000 of the $1,105,000 increase from the comparable quarter of the prior year, including $298,000 in amortization of acquisition costs. Research and development expenses were 18% of sales in the current quarter, up from 9% of sales in the comparable quarter of the prior year. The 6% increase in engineering expense from the previous quarter is consistent with our plan to increase research and development efforts to develop new products and new processes to manufacture them, primarily for the Wireless Solutions Group.

Year-to-date research and development expense was $4,353,000 compared to $2,307,000 in the prior year-to-date period. Approximately $1,650,000 of the $2,046,000 increase in these expenses relates to the new acquisitions. The remainder represents our efforts to develop new products, particularly consulting expenses to assist us in doing this.

We believe that the continued development of our technology and new products is essential to our growth and success. We are committed to continue to devote significant resources to research and development and expect research and development expenses to remain the same or slightly increase in absolute dollars in the immediate future.

Sales and Marketing Expense

Current quarter sales and marketing expenses were $1,915,000, compared to $1,632,000 in the comparable quarter of the prior year and $2,219,000 in the previous quarter. This 17% increase from the comparable quarter of the prior year was primarily due to the impact of the acquisitions. The increase due to the acquisitions was partially offset by a decrease in sales commission expense due to lower sales on legacy products. The acquisitions accounted for approximately $500,000 in increased cost, more than the $283,000 increase from the comparable quarter of the prior year, including $47,000 in amortization of acquisition costs. Sales and marketing expenses were 15% of sales in the current quarter, up from 13% of sales in the comparable quarter of the prior year. The reduction in cost from the previous quarter was due to a decrease in sales commission expense due to lower sales on legacy products.

Year-to-date sales and marketing expense was $4,134,000 compared to $3,124,000 for the comparable year-to-date period. This 32% increase was almost entirely due to the impact of the acquisitions.

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

General and Administrative Expense

General and administrative expenses were $1,084,000 for the current quarter, compared to $810,000 for the comparable quarter of the prior year and $1,185,000 in the previous quarter. This 34% increase over the comparable period was primarily due to the impact of the acquisitions. The acquisitions accounted for approximately $350,000, more than the $274,000 increase from the comparable quarter of the prior year, including $16,000 in amortization of acquisition costs. Other costs, such as executive compensation were lower than last year. General and administrative expenses were 9% of sales in the current quarter, up from 6% of sales in the comparable quarter of the prior year. The decrease from the previous quarter was due to lower legal and executive compensation expenses.

Year-to-date general and administrative expense was $2,270,000 for the current year, compared to $1,560,000 for the prior year year-to-date period. The net 46% increase in expense resulted from the impact of the acquisitions. We expect to incur comparable or slightly increased general and administrative expenses in absolute dollars in the immediate future.

Restructuring and Impairment Expense

In the quarter we made the decision to eliminate the Dallas manufacturing facility and move to a “fabless” business model. That will have the impact of idling many of the fixed assets that the facility had been using. Therefore we evaluated the relevant fixed assets and set up an impairment reserve to write those assets down to estimated fair value. This was $1,201,000 in the current quarter. There was no such expense in the prior year. In the previous quarter restructuring expense was $236,000 related to the severance cost for a head count reduction in our Dallas facility. We expect to have additional restructuring cost related to additional head count reductions of approximately $700,000 over the next three quarters.

Total Operating Expenses

Operating expenses increased $2,863,000 over the prior year and $678,000 over the previous quarter. The acquisitions accounted for approximately $1,700,000 of the increase over the prior year, including $361,000 in amortization of acquisition costs. Restructuring expenses were an additional $1,201,000 in expense in comparison to the prior year. Increased restructuring expense was the reason operating expenses increased from the previous quarter, partially offset by lower expenses for other items, such as lower sales commission expense for lower sales.

Year-to-date operating expenses increased $5,203,000 compared to the prior year-to-date period. $3,500,000 of that was due to the impact of the acquisitions and $1,437,000 was due to restructuring expenses. Due to the impact of our recent acquisitions and our intention to pursue our Wireless Solutions strategy, we expect to incur comparable or slightly increased operating expenses (other than restructuring expense) in absolute dollars in the immediate future, except for sales commissions expense which will fluctuate with sales. Restructuring expense for severance costs is expected to be approximately $700,000 over the next three quarters.

Other Income (Expense)

Total other income (expense) was $175,000 (expense) in the current quarter, compared to $69,000 income for the comparable quarter of the prior year and $153,000 in expense for the previous quarter. The significant increase in expense from the prior year was primarily a result of the use of bank debt to help finance the acquisitions during the previous quarter, as well as the use of cash balances for the same purpose and the resulting reduction in interest income. We expect to incur comparable or slightly increased other expenses in absolute dollars in the immediate future.

Income Tax Expense

In both the current and prior years we recorded small provisions for state income tax. We expect to record relatively small income tax provisions in the near future. The Cirronet and Aleier acquisitions did not have a material impact on income tax expense in the current quarter.

Earnings (Loss) per Share

The net loss for the current quarter was $3,989,000, or $0.44 per diluted share, compared to a net income of $140,000, or $0.02 per diluted share, for the comparable quarter of the prior year and a net loss of $335,000 or $0.04 per diluted share for the previous quarter. The net loss for the quarter includes $2,402,000 for inventory and fixed asset impairments as discussed in the sections entitled gross profit and restructuring expense, $456,000 amortization of acquisition costs, as discussed under the section above entitled Amortization of Acquisition Costs and $115,000 in stock compensation expense, as discussed under the section above entitled Stock Compensation Expense. Without asset impairment, amortization and stock compensation charges, our net income would have increased by a corresponding amount.

Year-to-date net loss was $4,324,000 or $0.48 per diluted share compared to $91,000 or $0.01 net income per diluted share in the prior comparable period. The net loss for the quarter includes $2,402,000 for inventory and fixed asset impairments as discussed in the sections entitled Gross Profit and Restructuring Expense, $912,000 amortization of acquisition costs, as discussed under the section above entitled Amortization of Acquisition Costs and $210,000 in stock compensation expense, as discussed under the section above entitled Stock Compensation Expense. Without asset impairment, amortization and stock compensation charges, our net income would have increased by a corresponding amount.

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

At February 28, 2007, we maintained access to our revolving line-of-credit, which had a loan balance of $7.3 million. Additional loan advances of approximately $1.5 million were available under our current borrowing base.

Our revolving line of credit agreement contains financial covenants, including a fixed charge coverage ratio covenant. We were in compliance with all covenants as of February 28, 2007, except for the fixed charge coverage ratio covenant, which has since been waived. Using our financial forecast, our bank has agreed to amend the loan agreement to avoid a future covenant violation for the balance of our current fiscal year ending August 31, 2007, the latest date for which a requirement for such covenant is defined. The amendment also will revise our borrowing base calculation effective for our next quarter in a manner that will reduce our availability by approximately $1.0 to $1.5 million. We are working with our bank to ease the availability restriction as well as exploring other sources of working capital to support our operations. Consistent with prior years, the loan covenants for our next fiscal year will be reset at the beginning of that year. Should there be a violation of one or more of the financial covenants and we are unable to negotiate a waiver or amendment, the maturity of our debt could be accelerated.

Liquidity

Liquidity at February 28, 2007, consisted primarily of $2.3 million of cash and $1.5 million available under the banking agreement.

Net cash used in operating activities was $1.2 million for the current year-to-date period as compared to net cash provided by operating activities of $0.5 million for the comparable period of the prior year. The primary reason for decreased cash provided by operations was the fact that the sum of the net loss and non-cash items included in net loss was $0.4 million (positive) in the current year, compared to $1.5 million (positive) in the prior year. Thus there was a decrease of $1.1 million in operating cash flow due to this factor. Non-cash items included in net loss in the current year that were not in the prior year include $0.9 million in amortization of acquisition costs and $2.4 million in asset impairments. Our announced restructuring is intended to improve operating income and operating cash flow.

Another negative factor in the decrease in operating cash flow was $1.6 million in net funds used in working capital items in the current year compared to only $1.0 million in the prior year. A large change was an increase in inventory of $1.2 million in the current year (excluding the impact of acquisitions and reserves), compared to a $0.4 million reduction in inventory in the prior year. This is a $1.6 million swing in inventory. In addition, accounts payable decreased $1.1 million in the current year, compared to a $0.5 million increase in the prior year. This is another $1.6 million swing. These working capital items are related. The primary reason for the inventory increase is an increase in finished goods inventory for satellite radio filters due to a reduction in sales in that volatile market. In the previous quarter, demand suddenly decreased but we were unable to slow down inventory coming from our contractors, as we give them a longer lead time than we provide to our customers to maintain our competitive position. In the current quarter, we greatly reduced the inflow of finished goods from our contractors, resulting in the reduction in accounts payable. While we worked down inventory $600,000 in the current quarter, we anticipate much more progress in our third quarter, without a corresponding decrease in accounts payable.

A favorable working capital trend was a decrease in accounts receivable of $1.0 million in the current year (excluding the impact of acquisitions), compared to an increase of $1.9 million in the prior year. This is a $2.9 million swing that is primarily related to short term swings in sales trends. Collection of our receivables on a days-sales-outstanding measurement is in the low 50-day range in the current year. Past due accounts remain insignificant and we continued to be within payment terms with our vendors.

While our year-to-date operating cash flow is negative, we did return to positive operating cash flow in the current quarter as we expected (approximately $800,000). If we meet our guidance and our inventory reduction plans are successful, we expect to continue to have positive operating cash flow for the next several quarters, resulting in positive operating cash flow for the year. We believe continued positive cash flow, as well as access to our credit facilities, will be sufficient to maintain normal operations for the rest of fiscal 2007.

Cash used in investing activities was $9.3 million for the current year-to-date period, as compared to $1.1 million for the prior year-to-date period. The primary change was that we used $8.6 million in cash (net of acquired cash) to finance the acquisitions. Capital spending was $0.7 million lower than last year and we expect to acquire only up to $1.0 million of capital equipment by the end of fiscal 2007. We do not believe the acquisitions will be very capital intensive.

Net cash generated from financing activities was $7.0 million in the current year-to-date period and almost zero in the prior year-to-date period. The cash generated was from bank loans used to help finance the acquisitions and $0.4 million from employee stock programs, including exercise of stock options from employees of the acquired companies.

As of February 28,2007, we had approximately $1.5 million available in cash under our banking arrangement based upon the borrowing base which is derived from trade accounts receivable. In addition, approximately $5.8 million more may become available under our banking agreement if our borrowing base were to increase sufficiently to support increased borrowing. We are not able to say when or if that will happen because of our inability to see very far into the future due to limited lead times on orders placed by our customers.

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

The options generally vest at a rate of one forty-eighth each month. The exercise price of each option equals the market price of our stock on the date of grant and each option generally expires ten years after the date of grant. The 1986 Plan expired for future grants according to its terms in November 2002. The Director Plan expired for future grants according to its terms in April 2004. The 2006 Plan was approved by stockholders at our annual meeting January 17, 2007, and replaces our 1997 Plan as to future grants of options and RSUs.

We used the 1997 Plan to grant RSUs up to January 17, 2007 and are using the 2006 Plan subsequent to that date. The grants are not considered issued stock when granted and certificates are issued to the grantee only as vesting occurs. We record unearned compensation based on the share price on the date of grant, and expense that compensation over the vesting period.

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

(b) General Option Information

Summary of Option Activity

The following is a summary of stock option activity for the fiscal year ended August 31, 2006 and the six months ended February 28, 2007. Stock option grants during the current year are attributable to the conversion of options to purchase stock of Cirronet Inc. into options to purchase our stock.

			Options Outstanding
		Shares Available for Options (#)	Number of Shares (#)	Weighted Average Exercise Price ($)
Balance at	August 31, 2005	177,680	2,227,075	$6.29
	Grants-stock options	(6,000)	6,000	$5.01
	Grants-restricted stock units	(110,950)	—	—
	Exercises	—	(89,254)	$3.49
	Cancellations	111,079	(111,079)	$7.49
	Restricted stock (issues)/cancels-net	(108,050)	—	—
	Cancellations-restricted stock units	2,900	—	—
	Additional shares reserved	400,000	—	—

Balance at	August 31, 2006	574,709	2,032,742	$6.34
	Grants-stock options	(1,089,468)	1,089,468	$1.31
	Grants-restricted stock units	(84,250)	—	—
	Exercises	—	(209,818)	$1.55
	Cancellations-stock options	98,639	(98,639)	$7.83
	Cancellations-restricted stock units	600	—	—
	Additional shares reserved	888,417	—	—

Balance at	February 28, 2007	388,647	2,813,753	$4.70

In-the-Money and Out-of-the-Money Stock Option Information

The following table compares the number of shares subject to stock option grants with exercise prices below the closing price of our common stock at February 28, 2007 (referred to as “In-the-Money”) with the number of shares subject to stock option grants with exercise prices equal to or greater than the closing price of our common stock at February 28, 2007 (referred to as “Out-of-the-Money”). The closing price of our common stock at February 28, 2007 was $4.159 per share.

	Exercisable		Unexercisable		Total
As of End of Quarter	Shares (#)	Wtd. Avg. Exercise Price ($)	Shares (#)	Wtd. Avg. Exercise Price ($)	Shares (#)	Wtd. Avg. Exercise Price ($)
In-the-Money	1,513,155	$2.07	4,375	$3.15	1,517,530	$2.08
Out-of-the-Money	1,256,271	$7.79	39,952	$7.02	1,296,223	$7.76

Total Options Outstanding	2,769,426	$4.66	44,327	$6.64	2,813,753	$4.70

Forward-looking Statements

Except for the historical information, this report contains numerous forward-looking statements that involve risks and uncertainties. These statements are made pursuant to the Safe Harbor Provision of the Private Securities Litigation Reform Act of 1995. Statements of our plans, objectives, expectations and intentions involve risks and uncertainties. Statements containing terms such as “believe”, “expect”, “plan”, “estimate”, “anticipate”, “may” or similar terms are considered to contain uncertainty and are forward-looking statements. We believe that these statements are based on reasonable assumptions and our expectations at the time. Our actual results may differ materially from the statements and assumptions discussed in this report. However, these statements involve uncertainties and are completely qualified by reference to several important factors. Factors that could cause or contribute to such differences include, but are not limited to; those discussed in the sections entitled Legal Proceedings, Selected Financial Data, Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report, as well as the other factors detailed from time to time on our SEC reports, including the report on Form 10-K for the year ended August 31, 2006.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk primarily due to fluctuations in interest rates on our bank debt. As of February 28, 2007, with all other variables held constant, a hypothetical one-percentage point increase in interest rates would result in an increase in interest expense of approximately $73,000 on an annual basis.

A significant portion of our products have a manufacturing process in a foreign jurisdiction and are sold in foreign jurisdictions. We manage our exposure to currency exchange fluctuations by denominating most transactions in U.S. dollars. We consider the amount of our foreign currency exchange rate risk to be immaterial as of February 28, 2007 and accordingly have not hedged any such risk.

ITEM 4.	CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported in a timely manner. There have been no changes in our internal control over financial reporting during the quarter ended February 28, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Recent Decline in Components Business

Our historical base business is declining, and could decline rapidly. Our guidance for the third and fourth fiscal quarters of fiscal 2007 and fiscal 2008 reflects a significant decline in order activity for our component products. We expect to require amendments to the covenants contained in our banking agreement as a result. Failure to obtain such amendments could result in a default under our banking agreement and an immediate need for additional capital.

Liquidity

We believe that cash generated from operations, our cash balances, the amounts available under our existing banking agreement, and other available sources will be sufficient to meet our cash requirements for the rest of fiscal 2007. As noted under Financial Conditions-Financing Arrangements, above, an amendment to our revolving line of credit agreement will revise our borrowing base calculation effective for our next quarter in a manner that will reduce our availability by approximately $1.0 to $1.5 million. See also, the Risk Factor above entitled Recent Decline in Components Business. If for any reason our sources of funds are not sufficient to meet our requirements, we may be required to raise additional funds. We cannot guarantee that we would be able to obtain additional financing or, if available, that it would be available to us on acceptable terms. Should that happen, there could be a significant adverse impact on our operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of stockholders of the Company held on January 17, 2007, the following actions were taken:

1.	The stockholders elected the following individuals as directors until the next annual meeting of stockholders or until their successors are duly elected and have qualified. The action was taken as evidenced by the following vote totals.

Director	Votes
David M. Kirk:
For	7,559,073
Withheld	444,690

Michael R. Bernique
For	7,634,387
Withheld	369,376

Dean C. Campbell
For	7,730,960
Withheld	272,803

Francis J. Hughes, Jr.
For	7,730,960
Withheld	272,803

William L. Eversole
For	7,737,492
Withheld	266,271

These five individuals constitute the entire board of directors serving at this time.

2.	The stockholders approved our 2006 Equity Incentive Plan and authorized for issuance thereunder the shares remaining under the 1997 Plan, including any shares returned as a result of expirations or terminations of options, forfeitures of restricted stock unit awards or any other reason. The action was approved by the vote totals listed below. Broker non-votes did not affect the outcome and abstentions had the effect of negative votes.

For	2,481,444
Against	352,099
Abstain	53,297
Broker non-vote	5,116,923

3.	The stockholders ratified the selection of McGladrey & Pullen LLP as the Company’s independent auditors for the fiscal year ending August 31, 2007. The action was approved by the following vote totals.

For	7,980,380
Against	4,300
Abstain	19,083

ITEM 6.	EXHIBITS

(a)	Exhibits. We hereby incorporate by reference all exhibits filed in connection with Form 10-K for the year ended August 31, 2006.

(b)	Exhibits included:

Exhibit	Description
10.2	First Amendment dated 2/28/07 to Amended and Restated Loan Agreement between Registrant and Wells Fargo Bank, National Association dated 9/1/06.

31.1	Certificate Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 for CEO.

31.2	Certificate Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 for CFO.

32.1	Certificate Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 for CEO.

32.2	Certificate Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 for CFO.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RF MONOLITHICS, INC.

Dated: April 16, 2007	By:	/s/ David Kirk
David Kirk
CEO, President and Director

Dated: April 16, 2007	By:	/s/ Harley E Barnes III
Harley E Barnes III
CFO

INDEX TO EXHIBITS

Exhibit	Description
10.2	First Amendment dated 2/28/07 to Amended and Restated Loan Agreement between Registrant and Wells Fargo Bank, National Association dated 9/1/06.(1)

31.1	Certificate Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 for CEO.(1)

31.2	Certificate Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 for CFO.(1)

32.1	Certificate Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 for CEO.(1)

32.2	Certificate Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 for CFO.(1)

(1)	Filed as an exhibit to this Form 10-Q.