Form 10-Q
period 2007-05-31
RF MONOLITHICS INC /DE/
filed 2007-07-13
CIK 922204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 2007

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

As of June 30, 2007: 9,219,097 shares of the Registrant’s Common Stock, $.001 par value, were outstanding.

RF MONOLITHICS, INC.

FORM 10-Q

QUARTER ENDED MAY 31, 2007

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RF MONOLITHICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS—UNAUDITED

(In Thousands)

	May 31, 2007	*August 31, 2006
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,724	$5,847
Trade receivables—net	8,940	7,669
Inventories—net	8,958	9,118
Prepaid expenses and other	508	447

Total current assets	21,130	23,081

PROPERTY AND EQUIPMENT—Net	4,444	6,275
GOODWILL	8,984	—
ACQUISITION INTANGIBLES—Net	10,499	—
OTHER ASSETS—Net	1,072	1,044

TOTAL	$46,129	$30,400

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long term debt—bank	$1,333	$—
Current portion of long term debt—other	3,118	—
Capital lease obligations—current portion	53	—
Accounts payable—trade	3,757	3,526
Accrued expenses and other current liabilities	2,259	1,987

Total current liabilities	10,520	5,513

LONG-TERM DEBT—Less current portion:
Notes payable—bank	6,000	—
Capital lease obligations	69	—

Total long-term debt	6,069	—

OTHER LIABILITIES	72	111

STOCKHOLDERS’ EQUITY:
Common stock: 9,059 and 8,094 shares issued	9	8
Additional paid-in capital	48,594	38,157
Common stock warrants	86	86
Treasury stock, 36 common shares at cost	(227)	(227)
Accumulated deficit	(18,994)	(13,248)

Total stockholders’ equity	29,468	24,776

TOTAL	$46,129	$30,400

*	Derived from audited financial statements

See notes to condensed consolidated financial statements.

RF MONOLITHICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS—UNAUDITED

(In Thousands, Except Per-Share Amounts)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2007	2006	2007	2006
SALES	$13,415	$14,696	$41,566	$39,685

COST OF SALES	8,919	10,428	28,858	28,312

GROSS PROFIT	4,496	4,268	12,708	11,373

OPERATING EXPENSES:
Research and development	2,103	1,143	6,456	3,450
Sales and marketing	2,353	1,741	6,487	4,865
General and administrative	1,122	886	3,392	2,446
Restructuring and impairment	147	—	1,584	—

Total operating expenses	5,725	3,770	17,919	10,761

INCOME (LOSS) FROM OPERATIONS	(1,229)	498	(5,211)	612

OTHER INCOME (EXPENSE):
Interest income	12	54	47	147
Interest expense	(214)	(13)	(610)	(48)
Other	3	(109)	36	(184)

Total other income (expense)	(199)	(68)	(527)	(85)

INCOME (LOSS) BEFORE INCOME TAXES	(1,428)	430	(5,738)	527

INCOME TAX EXPENSE	(6)	17	8	23

NET INCOME (LOSS)	$(1,422)	$413	$(5,746)	$504

EARNINGS (LOSS) PER SHARE
Basic	$(0.15)	$0.05	$(0.64)	$0.06

Diluted	$(0.15)	$0.05	$(0.64)	$0.06

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	9,184	8,042	9,007	7,991

Diluted	9,184	8,498	9,007	8,376

See notes to condensed consolidated financial statements.

RF MONOLITHICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—UNAUDITED

(In Thousands)

	Nine Months Ended May 31,
	2007	2006
OPERATING ACTIVITIES:
Net income (loss)	$(5,746)	$504

Noncash items included in net income:
Depreciation and amortization	1,775	1,596
Depreciation and amortization—acquired businesses	1,366	—
Charge for inventory obsolescence and asset impairment	2,399	—
Provision for trade receivable allowance	55	15
Stock-based compensation	373	500
Gain on disposal of property and equipment	(35)	(59)
Changes in operating assets and liabilities:
Trade receivables	126	(1,794)
Inventories	208	(389)
Prepaid expenses and other	17	(54)
Accounts payable—trade	(1,094)	1,263
Accrued expenses and other liabilities	(209)	309

Net cash provided by (used in) operating activities	(765)	1,891

INVESTING ACTIVITIES:
Payments for business acquisitions, net of cash acquired	(8,589)	—
Acquisition of property and equipment	(598)	(1,810)
Proceeds from disposition of property and equipment	35	136
Change in other assets	(419)	(159)

Net cash used in investing activities	(9,571)	(1,833)

FINANCING ACTIVITIES:
Borrowings on bank term note	4,000	—
Borrowings on bank revolver note	4,000	—
Repayments of bank notes	(1,338)	—
Repayments of capital lease obligations and other third party financing	(38)	(90)
Change in other liabilities	(4)	(8)
Proceeds from issuance of common stock	593	396

Net cash provided by financing activities	7,213	298

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,123)	356
CASH AND CASH EQUIVALENTS:
Beginning of period	5,847	5,450

End of period	$2,724	$5,806

SUPPLEMENTAL INFORMATION:
Interest paid	$317	$2

Income taxes paid	$9	$10

See notes to condensed consolidated financial statements.

RF MONOLITHICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	INTERIM FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, that in the opinion of the management of RF Monolithics, Inc. are necessary for a fair presentation of our financial position as of May 31, 2007, the results of operations for the three and nine months ended May 31, 2007 and 2006 and cash flows for the nine months ended May 31, 2007 and 2006. These unaudited interim condensed consolidated financial statements should be read in conjunction with our audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended August 31, 2006, filed with the Securities and Exchange Commission.

Operating results for the nine months ended May 31, 2007 are not necessarily indicative of the results to be achieved for the full fiscal year ending August 31, 2007.

2.	INVENTORIES

Inventories consist of the following (in thousands):

	May 31, 2007	August 31, 2006
Raw materials and supplies	$4,021	$3,778
Work in process	1,763	2,040
Finished goods	5,687	4,196

Total gross inventories	11,471	10,014
Less: Inventory reserves	(2,513)	(896)

Total inventories	$8,958	$9,118

Inventories at May 31, 2007 include approximately $1.1 million from companies acquired in the first quarter (see Note 10). In the previous quarter, we increased inventory reserves by recording a $1.2 million charge related to obsolescence and write-down of inventory associated with the outsourcing of all Dallas manufacturing. The charge was recorded as cost of sales in our consolidated statement of operations.

3.	PROPERTY AND EQUIPMENT

Property and equipment included construction in progress of $198,000 at May 31, 2007, and $587,000 at August 31, 2006, which was composed primarily of manufacturing equipment and other fixed assets not yet placed in service. Also, property and equipment include approximately $500,000 (net book value) from companies acquired in the first quarter (see Note 10).

In the previous quarter we recorded an impairment of fixed assets charge of $1.2 million, which was a result of a write down of fixed assets associated with the outsourcing of all Dallas manufacturing. See Note 9 on restructuring and impairment.

4.	CREDIT FACILITIES

Our debt at May 31, 2007 and August 31, 2006 consisted of the following (in thousands):

	May 31, 2007	August 31, 2006
Bank revolving line-of-credit	$4,000	$—
Bank term note	3,333
Other notes	3,118	—

Total	10,451	—

Less: Current maturity	4,451	—

Long-term debt	$6,000	$—

On September 1, 2006, our previous banking agreement, dated December 31, 2004, was amended and restated to increase the revolving credit arrangement to a limit of $11.0 million and add a $4.0 million term note. Substantially all of our assets, tangible and intangible, are pledged as collateral. The term of the agreement was extended to December 1, 2009. The principal purpose of this amended and restated agreement was to finance the acquisitions of Cirronet Inc. and the Caver-Morehead assets in September 2006. See discussion of these acquisitions in Note 10. The $4.0 million term note calls for twelve equal quarterly payments to the bank starting December 1, 2006. The revolving line of credit expires on December 1, 2009 and thus any outstanding borrowings against this facility are due at that time. As of May 31, 2007, our revolving line of credit facility had a loan availability of approximately $2.2 million from our borrowing base which is based on eligible accounts receivable. The amount available under our borrowing base at fiscal year end August 31, 2006 was approximately $5.3 million. Financial covenants under the new revolving credit arrangement as amended, include financial covenants as to the ratio of current assets (less inventory) to current liabilities (net of the current portion of revolver advances), ratio of liabilities to tangible net worth, profitability, and fixed charges coverage. Consistent with prior years, the loan covenants for our next fiscal year will be reset at the beginning of that year.

The interest rate on all borrowings under our banking agreement is based on either bank prime or LIBOR. The interest rate changes periodically and can be fixed for up to a three-month period. The interest rates on borrowings as of May 31, 2007 are at 7.375%.

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

The following table illustrates the stock compensation expense recognized in the three and nine months ended May 31, 2007 and 2006. Compensation expense recognized in thousands was:

Stock Compensation Expense:

	Compensation Expense Recognized
	Three months ended May 31,		Nine months ended May 31,
Stock Compensation Plan	2007	2006	2007	2006
Stock options for employees and directors	$25	$79	$94	$382
Employee Stock Purchase Plan	10	10	32	30
Stock options for consultants	—	6	14	27
Restricted Stock Units	128	38	233	61

Totals	$163	$133	$373	$500

As of May 31, 2007, we had an aggregate of 2.2 million shares authorized for issuance under our active equity plans. The equity plans provide for the issuance of common shares pursuant to stock option exercises, issuance of restricted stock grants and restricted stock units. As of May 31, 2007 there were an aggregate of 2.9 million grants outstanding under the plans and approximately 306,000 shares available for grant under the plans. Under the equity plans, stock options, restricted stock grants and restricted stock units can be issued to employees, non-employee directors and consultants.

Our stock compensation program is a broad-based, long-term retention program that is intended to attract and retain talented personnel and align stockholder and employee interests. We currently have five plans (2006 Plan, 1999 Plan, 1997 Plan, 1986 Plan and Director Plan) under which we may grant or have granted stock options and/or RSUs to employees, directors and consultants. We also assumed stock options (the “Assumed Cirronet Options”) granted by Cirronet Inc., which we acquired in September 2006 (see Note 10). These options were assumed as fully vested. Options generally vest at a rate of one forty-eighth each month. The exercise price of each option equals the market price of our stock on the date of grant and each option generally expires ten years after the date of grant. The RSUs generally vest at a rate of one-fourth at each anniversary of the grant date.

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

Stock Options – There were no stock option grants in the current year as compared to 6,000 incentive stock option grants to employees in the prior year. As of May 31, 2007, options to purchase 102,429 shares of stock were cancelled in the current year due to employee terminations and option period expirations.

Generally, the stock option plans are on a four-year monthly vesting schedule beginning the first day of the month following the date of grant. The exercise price of each option equals the market price of our stock on the date of grant and the options expire ten years after the date of grant. The summary of stock option activity for the current fiscal year as of May 31, 2007 and all of the prior fiscal year follows:

	Nine Months Ended May 31, 2007
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($000)
Outstanding at September 1, 2006	2,032,742	$6.34
Assumed acquired company options	1,089,468	$1.31
Exercised	(334,834)	$1.50
Expired/cancelled	(102,429)	$7.88

Outstanding at May 31, 2007	2,684,947	$4.84	4.0	$4,453

Exercisable at May 31, 2007	2,651,565	$4.82	4.0	$4,452

	Fiscal year ended August 31, 2006
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($000)
Outstanding at September 1, 2005	2,227,075	$6.29
Granted	6,000	$5.01
Exercised	(89,254)	$3.49
Expired/cancelled	(111,079)	$7.49

Outstanding at August 31, 2006	2,032,742	$6.34	4.8	$2,276

Exercisable at August 31, 2006	1,950,323	$6.37	4.7	$2,173

The aggregate intrinsic values in the tables above are calculated using the market price on August 31, 2006 of $6.19 and May 31, 2007 of $5.25. The weighted-average grant-date fair value of options granted in fiscal year 2006 was $2.72. The total intrinsic value of options exercised during the nine months ended May 31, 2007 and fiscal year 2006 was $643,618 and $224,780, respectively. Intrinsic values of nonqualified or disqualifying ISO options exercised will result in a deduction for tax purposes.

We have certain tax benefits that will be recorded as a credit to additional paid-in capital when realized based upon the “with-and-without” method. We have net operating loss carryforwards that are sufficient to offset taxable income. Under the with-and-without method, an additional tax benefit will be realized when the excess share-based compensation deduction provides us with incremental benefit by reducing the current year’s taxes payable.

As of May 31, 2007, there was a total of $106,588 of unrecognized compensation cost related to nonvested stock options granted. The total cost is expected to be recognized over a weighted-average period of 1.8 years.

Restricted Stock Units—In the fiscal year ended August 31, 2006, we changed from granting stock options as a primary means of stock compensation to granting RSUs. We grant RSUs out of our stockholder-approved 2006 Equity Incentive Plan, or 2006 Plan. Each RSU represents the right to receive a share of common stock and typically is subject to vesting requirements, normally on an annual basis over four years. Stock is issued to the grantee at each vesting date. The fair value on the date of the RSUs vesting in the quarter and year to date period ended May 31, 2007 was approximately $1,000 and $130,000, respectively. When the stock is issued at vesting, the employee may elect to have fewer shares issued, with the amount of the reduction used to cover the minimum income and social security tax withholding requirements under IRS rules. The fair value of any RSUs granted is the market price of the common stock on the date of grant and is recognized as compensation expense over the vesting period. As approved by the stockholders at annual meeting on January 17, 2007, all shares remaining under the 1997 Plan are available for issuance under the new 2006 Equity Incentive Plan. As of May 31, 2007, there was a total of approximately $1.1 million of unrecognized compensation cost related to nonvested RSUs granted. The total cost is expected to be recognized over a weighted-average period of 2.4 years. The following table sets forth the status of our RSU compensation activity for all of the prior fiscal year and the current fiscal year as of May 31, 2007:

Nonvested Shares	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at November 30, 2005	0	$0.00
Granted	110,950	$5.69
Vested	0	$0.00
Cancelled	(2,900)	$5.69

Nonvested at August 31, 2006	108,050	$5.69
Granted	166,275	$5.00
Vested	(27,450)	$5.67
Cancelled	(975)	$5.69

Nonvested at May 31, 2007	245,900	$5.23

6.	EARNINGS (LOSS) PER SHARE

Our earnings (loss) per share is computed by dividing our net earnings (loss) by the weighted average number of outstanding common shares during the period. Our diluted earnings (loss) per share is computed by dividing our net earnings (loss) by the weighted average number of outstanding common and potentially dilutive shares. Potentially dilutive shares are derived from outstanding stock options, warrants and RSUs that have an exercise price less than the weighted average market price of our common stock. Any options and warrants with an exercise price greater than the weighted average market price of our common stock are considered antidilutive and are excluded from the computation of diluted earnings per share. In a period of net loss, all outstanding options, warrants and RSUs are considered antidilutive. The number of common stock options, warrants and RSUs considered antidilutive and thus excluded from the year to date diluted earnings or loss per share computation at May 31, 2007 and 2006 were 2,960,847 and 1,177,851, respectively.

7.	SALES REVENUE

The following table sets forth the components of our sales and the percentage relationship of the components to sales by product area for the periods indicated (in thousands, except percentage data):

	Amounts				% of Total
	Three Months Ended May 31,		Nine Months Ended May 31,		Three Months Ended May 31,		Nine Months Ended May 31,
	2007	2006	2007	2006	2007	2006	2007	2006
Product Sales:
Wireless Solutions Group:
Virtual Wire™ Radio products (1)	$3,488	$3,796	$10,252	$10,831	26%	26%	25%	27%
Cirronet and Aleier Brand	2,925	—	9,436	—	22	0	22	0

Subtotal	6,413	3,796	19,688	10,831	48	26	47	27

Wireless Components Group:
Filters	4,381	6,522	12,526	16,104	33	44	30	41
Frequency control modules	535	1,133	2,840	2,804	4	8	7	7
Low-power components	2,086	3,245	6,512	9,946	15	22	16	25

Subtotal	7,002	10,900	21,878	28,854	52	74	53	73

Total sales	$13,415	$14,696	$41,566	$39,685	100%	100%	100%	100%

(1)	Includes RFIC products

International sales were approximately 43% or $5,745 during the current quarter and 60% or $8,755 during the comparable quarter of the prior year. They were approximately 43% or $17,198 during the current nine months ended May 31, 2007 and 55% or $21,835 during the comparable period of the prior year. We consider all product sales with a delivery destination outside of North America to be international sales.

8.	INCOME TAXES

During the nine months ended May 31, 2007 and 2006, we realized book income (loss) before income tax of ($5,738,000) and $527,000, respectively. In both the current and prior year we recorded small provisions for state income tax. We expect to record relatively small income tax provisions in future periods. We continue to maintain a full valuation allowance on our deferred tax assets due to net losses, as well as the general economic environment. However, we retain the tax benefits involved and we will realize the benefit in future periods (1) to the extent we have taxable income in a reported period for which we utilize some of the tax benefit and (2) whenever, and to the extent, management concludes that it is more likely than not that we will also realize some of the tax benefits in future periods.

9.	RESTRUCTURING AND IMPAIRMENT

Restructuring

At the end of the previous quarter, we announced the restructuring plan of our component business which includes the outsourcing of all Dallas manufacturing. This restructuring plan called for the future reduction in headcount of approximately 80 people. In accordance with SFAS 146 “Accounting for Costs Associated with Exit or Disposal Activities”, the cost of severance, which is estimated to be $660,000, will be accrued for and recognized ratably over the employees’ future service period, which is the period of time they are required to stay to receive the severance payment. Approximately $147,000 of the severance cost was accrued and recognized in the current quarter and relates to the severance of 15 employees. We expect to accrue the remaining cost over the next two quarters, as our manufacturing operations in Dallas wind down.

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

The following represents a reconciliation of the employee severance accrual, which is included in accrued expenses and other current liabilities in the accompanying financial statements (in thousands):

	Third Qtr. Ended May 31, 2007	Second Qtr. Ended February 28, 2007	First Quarter Ended November 30, 2006
Beginning balance	$4	$140	$—
Employee severance accrued	147	—	236
Severance payments to employees	47	136	96

Ending balance	$104	$4	$140

Impairment

In the previous quarter, we recorded an impairment expense of approximately $1.2 million associated with the outsourcing of all Dallas manufacturing operations. This consists of the write-down or write-off of equipment and other assets that were no longer usable to support manufacturing.

10.	ACQUISITIONS

In September 2006, we completed the acquisition of two companies as described below. The acquisitions were accounted for under Statement of Financial Accounting Standards No. 141, or SFAS 141, “Business Combinations”. RFM’s Condensed Consolidated Statements of Operations for the three and nine months ended May 31, 2007 include the results from both companies for the full period starting September 1, 2006.

In accordance with Statement of Financial Accounting Standards No. 142, or SFAS 142, “Goodwill and Other Intangible Assets”, goodwill and trademarks, which have indefinite lives, are not amortized, but will be reviewed periodically for impairment. We will perform an annual impairment review in our fourth quarter ending August 31, 2007. The remaining purchased intangibles will be amortized on a straight-line basis over their respectful useful lives. The fair value assigned to the acquired intangible assets was based on estimates and assumptions.

The purchase price allocation recorded as of May 31, 2007 is estimated and not final. We expect to finalize the purchase price allocation and make the appropriate adjustments before our August 31, 2007 year end.

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

The following pro forma consolidated financial information presents the comparable quarter of the prior year and the prior year-to-date each ending May 31, 2006 as if the Cirronet merger had occurred on September 1, 2005 (in thousands, except per share amounts):

	Three Months Ended May 31, 2006	Nine Months Ended May 31, 2006
Revenues	$17,993	$49,406
Net income (loss)	$12	$(893)
Basic income (loss) per share	$0.00	$(0.10)
Diluted income (loss) per share	$0.00	$(0.10)

Intangible Asset Amortization

The composition of our acquired intangible assets for the two acquisitions described above and the associated accumulated amortization as of May 31, 2007 are as follows:

	Weighted Average Remaining Life in Years	May 31, 2007
		Gross Carrying Amount ($000)	Accumulated Amortization ($000)	Net Carrying Amount ($000)
Intangible assets subject to amortization:
Technology	7	$8,700	$872	$7,828
Customer base	8	1,473	123	1,350
Other	1	142	81	61

Total intangible assets subject to amortization		$10,315	$1,076	$9,239

Intangible assets not subject to amortization:
Trademarks				$1,260

Total intangible assets				$10,499

The aggregate amount of intangible asset amortization expense for the nine months ended May 31, 2007 was approximately $1,076,000. Estimated intangible asset amortization expense for each of our four fiscal years ending August 31, 2007 through 2011 is as follows:

Estimated Intangible Asset Amortization Expense	Amount ($000)
August 31, 2007	$1,418
August 31, 2008	1,310
August 31, 2009	1,209
August 31, 2010	1,154
August 31, 2011	1,154

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion may be understood more fully by reference to the financial statements, notes to the financial statements, and management’s discussion and analysis contained in our Annual Report on Form 10-K for the year ended August 31, 2006, filed with the Securities and Exchange Commission.

General

RF Monolithics, Inc., or RFM, was organized in 1979 as a Texas corporation and converted to a Delaware corporation in 1994. We design, develop, manufacture and market a broad range of wireless products and services that are solution-driven and technology-enabled. We have two lines of business—Wireless Solutions and Wireless Components.

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

Impairment of Long-Lived Assets

In accordance with SFAS No. 144 “Accounting for Impairment of Long-Lived Assets”, we record impairment losses on long-lived assets when events and circumstances indicate that such assets are not recoverable and impaired such that the estimated fair value of the asset is less than its recorded amount. Conditions that would necessitate an impairment assessment include material adverse changes in operations (such as happened in the second quarter), significant adverse differences in actual results in comparison with initial valuation forecasts prepared at the time of acquisition, a decision to abandon acquired products, services or technologies, or other significant adverse changes that would indicate the carrying amount of the recorded asset might not be recoverable.

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

Results of Operations

In this next section we will discuss our financial statements. In this discussion, we will make comparisons between the following periods, which we believe are relevant to understanding trends in our business:

•

The current quarter and current year-to-date period, each ended May 31, 2007, of the fiscal year ending August 31, 2007, in comparison to the comparable quarter of the prior year and prior year-to-date period, each ended May 31, 2006.

•	Certain comparisons with the three months ended February 28, 2007 (previous quarter) are provided where we believe it is useful to the understanding of trends.

The selected financial data for the periods presented may not be indicative of our future financial condition or results of operations.

The following table illustrates operating results for the four quarters of fiscal 2006 and the first three quarters of fiscal 2007 (in thousands, except percentage data). These figures will be used when discussing trends in the following section.

	Fiscal 2006 Quarter Ended				Fiscal 2007 Quarter Ended
	Nov. 30	Feb. 28	May 31	Aug. 31	Nov. 30	Feb. 28	May 31
Sales by product area:
Virtual Wire™ Radio products (1)	$3,437	$3,598	$3,796	$3,394	$4,010	$2,754	$3,488
Cirronet and Aleier Brand	—	—	—	—	3,141	3,370	2,925
Filters	4,758	4,824	6,522	5,982	4,440	3,705	4,381
Frequency control modules	511	1,160	1,133	1,425	1,686	619	535
Low-power components	3,590	3,111	3,245	3,676	2,526	1,900	2,086

Total Sales	12,296	12,693	14,696	14,477	15,803	12,348	13,415
Cost of sales (2)	8,978	8,906	10,428	10,502	10,226	9,713	8,919

Gross profit	3,318	3,787	4,268	3,975	5,577	2,635	4,496
% of sales	27.0%	29.8%	29.0%	27.5%	35.3%	21.3%	33.5%

Operating expenses:
Research and development	1,176	1,131	1,143	1,201	2,117	2,236	2,103
Sales and marketing	1,492	1,632	1,741	1,802	2,219	1,915	2,353
General and administrative	750	810	886	838	1,186	1,084	1,122
Restructuring & impairment	—	—	—	—	236	1,201	147

Total	3,418	3,573	3,770	3,841	5,758	6,436	5,725

Income (loss) from operations	(100)	214	498	134	(181)	(3,801)	(1,229)
Other income (expense), net	52	(69)	(68)	(30)	(153)	(175)	(199)

Income (loss) before taxes	(48)	145	430	104	(334)	(3,976)	(1,428)
Income tax expense (benefit)	1	5	17	27	1	13	(6)

Net income (loss)	$(49)	$140	$413	$77	$(335)	$(3,989)	$(1,422)

(1)	Includes RFIC and Module products
(2)	Q2 of FY2007 includes a $1,198 inventory reserve related to restructuring of Dallas Facilities

The following table sets forth, for the three and nine months ended May 31, 2007 and May 31, 2006, (a) the percentage relationship of certain items from our statements of operations to sales and (b) the percentage change in these items between the current period and the comparable period of the prior year:

	Percentage of Total Sales				Percentage Change From
	Three Months Ended May 31,		Nine Months Ended May 31,		Three Months Ended May 2006 to 2007	Nine Months Ended May 2006 to 2007
	2007	2006	2007	2006
Sales	100%	100%	100%	100%	(9)%	5%
Cost of sales	66	71	70	72	(15)	2

Gross profit	34	29	30	28	5	12

Research and development	16	8	15	9	84	87
Sales and marketing	18	12	16	12	35	33
General and administrative	8	6	8	6	26	39
Restructuring and impairment	1	0	4	0	N/A	N/A

Total operating expenses	43	26	43	27	52	67

Income (loss) from operations	(9)	3	(13)	1	(347)	(951)
Other expense, net	(2)	0	(1)	0	193	250

Income (loss) before taxes	(11)	3	(14)	1	(432)	(1,189)
Income tax expense	0	0	0	0	(135)	(65)

Net income (loss)	(11)%	3%	(14)%	1%	(444)%	(1,240)%

Sales

Overall Sales Trends for the Current Quarter Compared to the Prior Year and Previous Quarter

Total sales decreased 9% in the current quarter compared to the comparable quarter of the prior year and increased 9% from the previous quarter. The primary reason for the decrease from the prior year was a decrease in the number of units sold for our legacy Wireless Component products, resulting in a decrease in sales dollars of 36%. The largest decrease in sales dollars was for filter products for satellite radio applications, due to changes in production rates for those customers (see filter sales below for additional detail). In contrast, there was an increase in the number of units sold for Wireless Solutions products that resulted in a 69% increase in sales. This increase in sales for Wireless Solutions products resulted from the acquisition of two companies (see footnote 10 of the financial statements for further information on these acquisitions).

The increase in sales in the current quarter compared to the previous quarter was due to an increase in the number of units sold of almost all of our product lines, resulting from a return to more normal levels of customer production from some seasonal factors that occurred in our second quarter and a partial recovery in the satellite radio filter market. Individual product line sales trends are discussed in more detail in the section entitled “Product Line Sales Trends” below.

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

Another factor contributing to lower sales in comparison to the comparable quarter of the prior year was ongoing declines in average selling prices for some of our more mature products which are sold in very competitive markets. In comparison to the comparable quarter of the prior year, low-power components experienced a 7% decreases in average selling price. Virtual Wire™ Short-range Radio products and filter products actually experienced an increase in average selling prices in comparison to the prior year, but that was due to the mix of product shipped within the product line rather than any change in prices to specific customers. We continue to compete in several price-sensitive markets (such as the automotive and satellite radio markets) in which customers require decreased prices over time to maintain their business. In addition, we understand that as new products ramp up in volume our customers expect economies of scale to result in lower pricing. We have achieved significant market position in most of the markets on which we focus. However, we believe that price competition from much larger and better financed competitors represents a significant risk in maintaining our sales levels and gross margins, particularly in the automotive and consumer markets. A decline in average selling prices adversely impacts gross margin, as well as sales. For a discussion of strategies for sustaining gross profit, see Gross Profit below.

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

We have experienced sudden increases in demand in the past, which have put pressure on our manufacturing facilities and those of our domestic and offshore contractors to increase capacity to meet this demand. In addition, new products sometimes require different manufacturing processes than we currently possess. We may not be able to increase the manufacturing capacity of our assembly contractors, or improve their manufacturing processes in a timely manner so as to take advantage of increased market demand. Failure to do this could result in a material loss of potential sales.

Year-to-Date Sales Trends

Sales for the current year-to-date period increased $1.9 million or 5% over the prior comparable year-to-date period. The reason for this was the $8.9 million or 82% increase in Wireless Solutions Group sales, most of which are due to the acquisitions of Cirronet and Aleier. This reflects our significant strategic investments in and efforts to increase sales for these products. Partially offsetting these increases was a $7.0 million decrease in sales for the Wireless Component Group, due to a decrease in the number of units sold. This decrease in number of units sold was primarily due to decreased sales to automotive and satellite radio markets, due to reduced production rates of products for end customers in those markets.

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

To accelerate our efforts in this area, we acquired both Cirronet and Aleier in the first quarter. See Note 10 of the financial statements for the financial details. Cirronet provides longer range modules, as well as gateway and network bridge products to connect different network types to one another. With the Cirronet acquisition, we believe we are in position to offer the broadest ranges of radios, modules and protocols in the industry. To our knowledge, no one else combines such a broad line of radio offerings with a value added software application. To help customers take full advantage of the wealth of new data provided by low-power radio systems, Aleier provides enterprise level software for tracking assets and managing workflows related to those assets. The Aleier platform is web architected and modularized for maximum flexibility in adapting it to specific customer requirements.

We have developed several FCC certified standard products and completed a great deal of work on custom development contracts for this market, which includes starting the production phase for the Cooper Bussmann In VisionTM Downtime Reduction System. Besides a variety of radio products, we use several communication protocol systems to manage point-to-point, point-to-multipoint or mesh wireless sensor networks. Our sales force is now working with customers to design these products into their applications. In the current quarter, legacy RFM Wireless Systems sales are included in Cirronet and Aleier brand products, reflecting how these products are managed.

The sales of this group of products decreased approximately 13% from the previous quarter, primarily due to timing of software implementation at two major accounts, as well as fluctuations in customer production schedules. We believe this is only a temporary fluctuation, rather than a trend. We expect that the trend toward increased sales will resume in future periods, but it is difficult for us to predict when, or if, these products will have a significant additional impact on our sales.

Virtual Wire™ Short-range Radio products

Virtual Wire™ Short-range Radio products sales in the current quarter decreased 8% in comparison to the comparable quarter of the prior year, but increased 27% from the previous quarter. The decrease in sales of Virtual Wire™ Short-range Radio products in the current quarter compared to the previous year resulted from a decrease in the number of units sold, due to fluctuations in production schedules by customers. The increase in sales from the previous quarter was primarily the result of anticipated customer production schedules returning to more normal levels in comparison to the very low levels in our second quarter for seasonal and other factors. Price changes for these products that occurred in comparison to the comparable quarter of the prior year and the previous quarter were fairly small and were related more to changes in product mix between different applications than due to competitive conditions.

We have devoted significant resources to developing and marketing new Virtual Wire™ Short-range Radio products. We believe these products offer potential for significant growth in sales in numerous wireless applications, particularly for applications that require small size and low power consumption. We intend to continue working with our customers to develop new applications using Virtual Wire™ Short-range Radio products and we expect future sales increases for these products. We recently launched our third generation of this product, which will add several new features and will be available for sale in the last quarter of this fiscal year. In addition, we also recently launched a new line of RFIC products, including receivers, transmitters and transceivers. We are not certain when, if ever, these new products will significantly impact future sales.

Wireless Components Group

Filters

Sales of filter products decreased 33% from the comparable quarter of the prior year, but increased 18% from the previous quarter. The change in sales in both periods was primarily due to changes in the number of units sold. The decrease in number of units sold in comparison to the prior year was primarily due to a significant slowdown in sales for satellite radio applications. We provide filters for both Sirius Satellite Radio Inc. (NASDAQ:SIRI) and XM Satellite Radio Holdings, Inc. (NASDAQ:XMSR). For the past several quarters, there has been a slowdown in the rate of new subscriptions to satellite radio services due to competitive forces in this market and the supply channel has struggled to adjust to lower production requirements. In addition, both satellite radio service providers were negatively impacted by FCC actions that took several versions of their products off the market until changes were made eliminating electronic interference, particularly for portable consumer versions of the radio. We have not yet seen any significant recovery for consumer versions of these products. Regulatory actions which negatively impact the satellite radio market could have a material adverse effect on our sales. We don’t believe we are losing market share for satellite radio products. The increase in number of units sold in comparison to the previous quarter was partially due to a partial recovery of sales to this application, particularly for automotive accounts. While we believe that further increases in filter sales for the satellite radio application may occur, it is uncertain how soon that will happen or the extent of recovery.

Partially offsetting the declines mentioned in the previous paragraph was an increase in sales for several products serving the Chinese telecommunications market. Sales to this application increased approximately $300,000 from the previous quarter and approximately $900,000 from the comparable quarter of the prior year. The resulting change in product mix within the filter product line was the reason that average selling prices actually increased significantly from the previous year. The increase in average selling prices was offset by a corresponding increase in unit costs, as the telecommunications products come in larger, more expensive packages.

A difficulty we face for filter products is the ongoing trend of lower average selling prices for comparable products. Competitive conditions for these products have forced us to provide lower prices to maintain our position. The automotive and consumer markets tend to be more price competitive than the other markets we serve. We expect the general trend of lower average selling prices for comparable products will continue to have an adverse effect on future sales and margins, and this trend may result in lower overall sales of filter products in the immediate future. For a discussion of strategies for sustaining gross profit, see Gross Profit below.

Frequency Control Modules

Sales of frequency control products decreased 53% from the comparable quarter of the prior year and 14% from the previous quarter. The decrease in both years was primarily due to a decreased number of units sold to customers in high-end computer and internet infrastructure markets. These markets are subject to volatile changes due to economic conditions in the telecommunications market and production rates at several major contract manufacturers. In contrast to prior quarters when production rates were at very high levels at the contract manufacturers, current quarter run rates were very depressed. Future sales of these products will be highly dependent upon economic conditions in the markets these products serve. Pressures on average selling prices for frequency control module products are not nearly as great as in some of our other markets. We do not expect to see significant changes in sales levels for these products in the immediate future.

Low-power Components

Sales of low-power components declined 36% from the comparable quarter of the prior year, while they increased 10% from the previous quarter. In both cases, the change in sales was primarily due to a change in the number of units sold. The reduction in the number of low-power component units sold in comparison to the prior year was primarily due to a continuing decline in sales for some of our mature products, including products for the tire pressure monitoring and remote keyless entry applications. Many of our products sold into this application are based on mature technology and conversion to other technologies such as multiple function integrated circuits and phase locked loop radios has been going on for years. In addition, some customers have switched to very low-priced competitors. The increase in the number of units sold from the previous quarter was primarily due to an increase in base production schedules at several of our customers supporting North American auto production, recovering from the impact of extensive holiday shut downs.

We have focused our sales efforts for low-power components on market niches where our total solution is valued by the customer. In addition, we continue to provide additional package options and seek general cost reductions (including our current restructuring program) to remain competitive. Although we think sales of low-power components may continue to decline, we believe we can maintain considerable market share in the niches we are targeting.

The primary market for these products is the automotive market, which is characterized by very competitive conditions and declining average selling prices. Average selling prices for low-power components decreased approximately 7%, in comparison to the prior year. Smaller package styles, which also are offered at lower prices, are taking an increasing market share. We expect the trend of lower average selling prices for low-power component products to continue, as competitive market conditions require future price reductions.

We expect that the trend of lower sales for low-power components will continue into this fiscal year, due to continued reduction in average selling prices, continued conversion of customers away from older products to alternative technologies and generally low North American automotive production levels. During the year, sales of low-power components products fluctuated with changes in production schedules for automotive customers, including the current quarter compared to the previous quarter. We expect these fluctuations to continue.

Other Sales Trends

The following table provides additional data concerning our sales:

	Percentage of Sales
	Current Quarter	Comparable Quarter	Previous Quarter
Sales to top five customers	39%	51%	35%

Distribution sales	19%	28%	23%

Number of customers ≥ 10% of our sales revenue	One	Four	One

Sales to customers ≥ 10% of our sales revenue	17%	47%	14%

International sales	43%	60%	39%

One customer, Delphi Corporation, or Delphi, accounted for more than 10% of sales in the current quarter and the previous quarter, while there were three in the comparable quarter of the prior year. Delphi is currently in Chapter 11 reorganization proceedings and involved in negotiations with its labor unions. While we are encouraged by the reported progress in those negotiations, a protracted strike in the North American automotive industry could have a material adverse effect on our operations. The decreases in the ratio of sales to the top five customers, distributors and international sales are largely a result of our recent acquisitions, which diversified our customer base. Our strategy is to seek diversification in our sales. We believe we have achieved a significant level of diversification in our customers, markets, products and geographic areas. However, due to the very competitive nature of the markets in which we compete, we may not always be able to achieve such diversification.

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

Amortization of write-up of Asset Values related to Acquired Businesses

In the first quarter we acquired the business of Cirronet and Aleier, as described in Note 10 to our condensed consolidated financial statements. This resulted in recording approximately $10.9 million of assets that are required to be amortized on a straight-line basis over various lives, such as intangible technology and other assets, increased value of fixed assets and a stepped up valuation of inventory. The amortization of these items is a non-cash expense. The amortization of these acquisition related items resulted in recording additional expense as follows (in thousands):

	Three months ended May 31, 2007	Nine months ended May 31, 2007

Cost of Sales	$95	$286
Research and development expense	299	895
Sales and marketing expense	46	139
General and administrative expense	15	47

Total additional amortization expense	$455	$1,367

We expect to record similar amounts of amortization for the remainder of the fiscal year. Amortization costs in our next fiscal year will decrease by approximately $95,000 per quarter as a result of certain items having only a one year amortization period. Most of the remaining acquisition related items have original amortization lives of 8 or 9 years.

Stock Compensation Expense

We adopted SFAS 123(R) for our fiscal year beginning September 1, 2005, or fiscal 2006. Most of the expense that was recorded in fiscal 2006 related to the unvested portion of stock grants that were made in prior years. In fiscal 2006, we also switched to restricted stock units, or RSUs, as our primary stock compensation vehicle in lieu of stock options, to better match the employees’ perceived benefit with the financial statement cost. Also, RSUs result in less dilution and, as we have implemented them, generally less expense. Most of our stock compensation expense in the current year relates to RSU’s.

A summary of stock compensation expense is as follows:

	Compensation Expense Recognized
	Three months ended May 31,		Nine months ended May 31,
	2007	2006	2007	2006
Cost of Sales	$22	$29	$54	$141
Research and Development expense	20	17	41	69
Sales & Marketing expense	44	30	96	110
General & Administrative expense	77	57	182	180

	$163	$133	$373	$500

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

Gross Profit

Overall Gross Profit Trends for Current Quarter Compared to the Prior Year and Previous Quarter

The current quarter gross margin of 33.5% was an increase from the 29.0% in the comparable quarter of the prior year and 21.3% in the previous quarter. The primary reason for the increase in gross margin in comparison to the comparable quarter of the prior year was a favorable change in product mix, including the impact of the recent acquisitions. Due to their higher technical content, our Wireless Solutions and frequency control products have higher potential gross margins than our commodity-type products such as filters and low-power components. The acquired companies have gross margins comparable to other Wireless Solutions products. The higher margin products accounted for 52% of total sales in the current quarter, compared to only 34% of total sales in the comparable quarter of the prior year. Product mix was a slightly negative factor in comparison to the previous quarter, as these products amounted to 55% of sales in that quarter. In particular, Wireless Solutions and frequency control products were at very high levels in the previous quarter.

The primary reason for the increase in gross margin from the previous period was the fact that the previous quarter included the impact of an increase in our inventory reserve of $1,198,000 related to our recently announced restructuring that will eliminate our Dallas manufacturing facility. The reserve was needed to record the estimated impairment of value for inventory that will no longer be needed because of the transition offshore. This includes the rationalization of product variations needed to accomplish the transition. This increase in the reserve amounted to 9.7% of the previous quarter’s sales, so gross margins for the previous quarter without the impact of this reserve would have resulted in a gross margin of 31%. The further increase to 33.5% in the current quarter was primarily due to the impact that increased sales had on spreading “relatively fixed” costs (including depreciation on fixed assets) over additional units and other cost reduction activities.

During the previous quarter we announced a restructuring that is intended to make Wireless Components products more competitive, even at lower sales levels. We are in the process of eliminating manufacturing operations in our Dallas facility, which should be largely complete by the end of our fiscal year. This was an acceleration of our plan to move our operations to a “fabless” business model. We have previously had success in moving most of our assembly operations offshore. We believe this restructuring will generate savings of approximately $5 million in our next fiscal year.

Overall Gross Profit Trends for Current Year Compared to the Prior Year

The current year-to-date gross margin was 30.6%, which is an increase from the gross margin of 28.7% last year. This is despite the increase in inventory reserve of $1,198,000 in the previous quarter. Without these costs, gross margins would have been 33.5%. The primary reason for the increase in gross margin in the current year is the impact of favorable product mix that was described in the previous section. Sales of the high margin products were 54% of sales in the current year, compared to only 34% in the comparable year-to-date period.

As we have seen for some time, several of the legacy product lines experienced a reduction in average selling prices of 3% to 6% in the current year. In most cases, we were able to achieve reductions in manufacturing costs per unit that were equal to or more than the selling price impact. However, in the current quarter we saw that this was getting more difficult for those products that relied substantially on manufacturing operations in Dallas, therefore we decided to restructure those operations to reduce cost.

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

Another favorable impact is our ongoing effort to reduce per-unit manufacturing costs. Most of our product lines have achieved cost reduction on a year-over-year per-unit manufacturing cost basis for the past several years. We devote considerable resources to obtaining purchasing savings and in working with our suppliers and outside contractors to improve yields, increase productivity and improve processes that result in lower costs. Each of our product lines is subject to a decline in average selling prices and we expect this trend to continue, so ongoing cost reduction is crucial to maintaining or improving gross margin. We intend to continue our efforts to reduce manufacturing costs in future periods. We expect the restructuring effort we announced in the prior quarter will reduce per-unit manufacturing costs for a number of our products significantly.

The biggest negative factor for gross margins, as mentioned in the sales section, is declining average selling prices as a result of competitive conditions in the markets we serve. In comparison to the prior year, several of our volume product lines experienced a decrease in average selling prices as noted in the previous section. We expect the trend of lower prices to continue, as described above in the section discussing Overall Sales Trends for the Current Quarter Compared to the Prior Year and Previous Quarter.

Another negative factor that could occur is the impact that the volume of units sold and produced has when the number of units is decreased and relatively high levels of fixed manufacturing costs are spread over fewer units. Overhead costs in Cost of Sales include a relatively high amount of fixed manufacturing costs, such as a significant amount of depreciation expense for manufacturing equipment. When volume is reduced, fixed manufacturing costs increase on a per-unit basis, negatively impacting margins. When volume is increased, per-unit fixed manufacturing costs can decrease, as occurred in the current quarter compared to the previous quarter. One beneficial effect of the restructuring will be to lower our fixed manufacturing costs.

Other potential negative impacts we experience only on an occasional basis. One relates to inventory reserves that are necessary when we face major changes in our markets or make major changes in our operations, which in fact happened in the previous quarter. Another relates to start-up costs for new products being entered into the volume manufacturing process. This impact will be greatly reduced when we operate on a fabless business model.

Research and Development Expense

Research and development expenses were $2,103,000 in the current quarter, compared to $1,143,000 in the comparable quarter of the prior year and $2,236,000 in the previous quarter. The 84% increase from the comparable quarter of the prior year was primarily due to the impact of the acquisitions. The acquisitions accounted for approximately $800,000 of the $960,000 increase from the comparable quarter of the prior year, including $299,000 in amortization of write-up of asset values related to acquisitions. Research and development expenses were 16% of sales in the current quarter, up from 8% of sales in the comparable quarter of the prior year.

Year-to-date research and development expense was $6,456,000 compared to $3,450,000 in the prior year-to-date period. Approximately $2,450,000 of the $3,005,000 increase in these expenses relates to the new acquisitions. The remainder represents our efforts to develop new products, particularly consulting expenses to assist us in doing this.

We believe that the continued development of our technology and new products is essential to our growth and success. We are committed to continue to devote significant resources to research and development primarily for the Wireless Solutions Group and expect research and development expenses to remain the same or slightly increase in absolute dollars in the immediate future.

Sales and Marketing Expense

Current quarter sales and marketing expenses were $2,353,000, compared to $1,741,000 in the comparable quarter of the prior year and $1,915,000 in the previous quarter. This 35% increase from the comparable quarter of the prior year was primarily due to the impact of the acquisitions. The increase due to the acquisitions was partially offset by a decrease in sales commission expense due to lower sales on legacy products. The acquisitions accounted for approximately $740,000 in increased cost, more than the $612,000 increase from the comparable quarter of the prior year, including $46,000 in amortization of write-up of asset values related to acquisitions. Sales and marketing expenses were 18% of sales in the current quarter, up from 12% of sales in the comparable quarter of the prior year. The 23% increase in cost from the previous quarter was due to several factors, including an increase in sales commission and sales incentive expense due to higher sales and higher sales commission rates and an increase in sales and marketing activities.

Year-to-date sales and marketing expense was $6,487,000 compared to $4,865,000 for the comparable year-to-date period. This 33% increase was almost entirely due to the impact of the acquisitions.

We intend to try aggressively to increase sales in future periods, particularly for Wireless Solutions sales. Therefore we expect to maintain a relatively high level of sales and marketing expense. We expect to incur comparable or slightly increased sales and marketing expenses in absolute dollars in the immediate future, with the exception of sales commission expenses which will fluctuate in line with sales levels.

General and Administrative Expense

General and administrative expenses were $1,122,000 for the current quarter, compared to $886,000 for the comparable quarter of the prior year and $1,084,000 in the previous quarter. This 27% increase over the comparable period was primarily due to the impact of the acquisitions. The acquisitions accounted for approximately $340,000, more than the $236,000 increase from the comparable quarter of the prior year, including $15,000 in amortization of write-up of asset values related to acquisitions. Other costs, such as executive compensation, were lower than last year. General and administrative expenses were 8% of sales in the current quarter, up from 6% of sales in the comparable quarter of the prior year.

Year-to-date general and administrative expense was $3,392,000 for the current year, compared to $2,446,000 for the prior year year-to-date period. The net 39% increase in expense resulted from the impact of the acquisitions. We expect to incur comparable or slightly increased general and administrative expenses in absolute dollars in the immediate future.

Restructuring and Impairment Expense

In the prior quarter we made the decision to eliminate the Dallas manufacturing facility and move to a “fabless” business model. That will have the impact of idling many of the fixed assets that the facility had been using and a large reduction in head count, with its associated severance costs. In the current quarter, restructuring expense was $147,000 related to severance costs. In the prior quarter, we evaluated the relevant fixed assets and set up an impairment reserve in the amount of $1,201,000 to write those assets down to estimated fair value. There were no further impairments in the current quarter. In the first quarter, restructuring expense was $236,000 related to the severance cost for a head count reduction in our Dallas facility. There was no such expense in the prior year. We expect to have additional restructuring cost related to additional head count reductions of approximately $500,000 over the next two quarters.

Total Operating Expenses

Operating expenses increased $1,955,000 over the prior year and were $711,000 less than the previous quarter. The acquisitions accounted for approximately $1,940,000 of the increase over the prior year, including $360,000 in amortization of write-up of asset values related to acquisitions. The decrease from the previous quarter was primarily due to a $1,054,000 reduction in restructuring expenses, partially offset by increases in other areas, primarily for increased sales and marketing expenses intended to support increased sales.

Year-to-date operating expenses increased $7,158,000 compared to the prior year-to-date period. Approximately $5,400,000 of that was due to the impact of the acquisitions and $1,584,000 was due to restructuring expenses. Due to the impact of our recent acquisitions and our intention to pursue our Wireless Solutions strategy, we expect to incur comparable or slightly increased operating expenses (other than restructuring expense) in absolute dollars in the immediate future, except for sales commissions expense which will fluctuate with sales. Restructuring expense for severance costs is expected to be approximately $500,000 over the next two quarters.

Other Income (Expense)

Total other income (expense) was ($199,000) in the current quarter, compared to $68,000 for the comparable quarter of the prior year and ($175,000) for the previous quarter. The significant increase in expense from the prior year was primarily a result of the use of bank debt to help finance the acquisitions during the first quarter, as well as the use of cash balances for the same purpose and the resulting reduction in interest income. We expect to incur comparable or slightly increased other expense in absolute dollars in the immediate future.

Income Tax Expense

In both the current and prior years we recorded small provisions for state income tax. We expect to record relatively small income tax provisions in the near future. The Cirronet and Aleier acquisitions did not have a material impact on income tax expense in the current quarter.

Earnings (Loss) per Share

The net loss for the current quarter was $1,422,000, or $0.15 per diluted share, compared to a net income of $413,000, or $0.05 per diluted share, for the comparable quarter of the prior year and a net loss of $3,989,000 or $0.44 per diluted share for the previous quarter. The net loss for the quarter includes $455,000 amortization of write-up of asset values related to acquisitions, as discussed under the section above entitled Amortization of write-up of Asset Values related to Acquired Businesses and $163,000 in stock compensation expense, as discussed under the section above entitled Stock Compensation Expense. Without asset impairment, amortization and stock compensation charges, our net income would have increased by a corresponding amount. The prior quarter included $2.4 million in asset impairments which did not recur this quarter, accounting for much of the reduction in the net loss in the current quarter compared to the previous quarter.

Year-to-date net loss was $5,746,000 or $0.64 per diluted share compared to a net income of $504,000 or $0.06 net income per diluted share in the prior comparable period. The net loss for the current year includes $2.4 million for inventory and fixed asset impairments as discussed in the sections entitled Gross Profit and Restructuring Expense, $1,367,000 amortization of write-up of asset values related to acquisitions, as discussed under the section above entitled Amortization of write-up of Asset Values related to Acquired Businesses and $373,000 in stock compensation expense, as discussed under the section above entitled Stock Compensation Expense. Without asset impairment, amortization and stock compensation charges, our net income would have increased by a corresponding amount.

Financial Condition

Financing Arrangements

On September 1, 2006, our banking agreement was amended and restated to increase the revolving credit arrangement to a limit of $11.0 million and add a $4.0 million term note facility. The term of the agreement was extended to December 1, 2009. The main purpose of this amended and restated agreement was to help finance the Cirronet acquisition. The cash portion of the purchase price was funded with a portion of the proceeds from our new $15 million credit facility with Wells Fargo Bank. The borrowing base for the revolver is based on the combined trade receivables of RFM and its subsidiaries. Our banking agreement and its status at the end of the current quarter are described in Note 4 to our Financial Statements included in this report.

At May 31, 2007, we maintained access to our revolving line-of-credit, which had a loan balance of $7.3 million. Additional loan advances of approximately $2.2 million were available under our current borrowing base.

Our revolving line of credit agreement contains financial covenants, including a fixed charge coverage ratio covenant. We were in compliance with all covenants as of May 31, 2007. Using our financial forecast, our bank has agreed to amend the loan agreement to avoid a future covenant violation for the balance of our current fiscal year ending August 31, 2007, the latest date for which a requirement for such covenant is defined. We are working with our bank to increase our availability as well as exploring other sources of working capital to support our operations. Consistent with prior years, the loan covenants for our next fiscal year will be reset at the beginning of that year. Should there be a violation of one or more of the financial covenants and we are unable to negotiate a waiver or amendment, the maturity of our debt could be accelerated.

Liquidity

Liquidity at May 31, 2007, consisted primarily of $2.7 million of cash and $2.2 million available under the banking agreement.

Net cash used in operating activities was $0.8 million for the current year-to-date period as compared to net cash provided by operating activities of $1.9 million for the comparable period of the prior year. This was a $2.7 million change in cash flow. The primary reason for decreased cash provided by operations was the fact that the sum of the net loss and non-cash items included in net loss was $0.2 million (positive) in the current year, compared to $2.6 million (positive) in the prior year. Thus there was a reduction of $2.4 million in operating cash flow due to this factor. Non-cash items included in net loss in the current year that were not in the prior year include $1.4 million in amortization of write-up of asset values related to acquired businesses and $2.4 million in asset impairments.

A smaller negative factor in the decrease in operating cash flow was $1.0 million in net funds used in working capital items in the current year compared to only $0.7 million in the prior year. A large change was that accounts payable and accrued expenses decreased $1.3 million in the current year, compared to a $1.5 million increase in the prior year. This is $2.8 million swing. In recent quarters, we have been reducing the amount of inventory we are taking from our offshore contractors, resulting in lower accounts payable. Also, we paid down some accounts payables for our subsidiaries shortly after the acquisitions. In the prior year, accounts payable were relatively high, due to late deliveries from these contractors at the end of the third quarter of that year. Offsetting this were accounts receivable that were slightly lower this year (by $0.1 million), compared to a large increase in the prior year due to larger sales in the third quarter of that year ($1.8 million). Thus this $1.9 million change in receivables primarily related to short-term swings in sales trends. Also offsetting the reduction in accounts payable was this year’s $0.2 million decrease in inventory (excluding the impact of acquisitions and reserves), compared to a $0.4 million increase in the prior year, for a $0.6 million inventory change.

Operating cash flow for the current quarter was a positive $0.4 million, reflecting the benefit of a $0.6 million reduction in working capital. The primary factor in current quarter reduction in working capital was a $1.4 million reduction in inventory, as we reduced finished goods inventory for satellite radio filters and raw material as we had planned. Partially offsetting this was a $0.9 million increase in quarter to quarter receivables due to increased sales. Collection of our receivables on a days-sales-outstanding measurement is in the low 50-day range in the current year. Past due accounts remain insignificant and we continued to be within payment terms with our vendors. Operating cash flow for the previous quarter was also positive (approximately $0.8 million). Our announced restructuring is intended to further improve operating income and operating cash flow. If we meet our guidance and our inventory reduction plans are successful, we expect to continue to have positive operating cash flow for the next several quarters, resulting in slightly positive operating cash flow for the year. We believe continued positive cash flow, as well as access to our credit facilities, will be sufficient to maintain normal operations for the rest of calendar 2007.

Cash used in investing activities was $9.6 million for the current year-to-date period, as compared to $1.8 million for the prior year-to-date period. The primary change was that we used $8.6 million in cash (net of acquired cash) to finance the acquisitions. Capital spending was $1.2 million lower than last year and we expect to acquire only up to $0.8 million of capital equipment by the end of fiscal 2007. We do not believe the acquisitions will be very capital intensive.

Net cash generated from financing activities was $7.2 million in the current year-to-date period and $0.3 million in the prior year-to-date period. The cash generated was from bank loans (net of repayments of bank notes) used to help finance the acquisitions and $0.6 million from employee stock programs, including exercise of stock options from employees of the acquired companies.

As of May 31, 2007, we had approximately $2.2 million available in cash under our banking arrangement based upon the borrowing base which is derived from trade accounts receivable. In addition, approximately $4.8 million more may become available under our banking agreement if our borrowing base were to increase sufficiently to support increased borrowing. We are not able to say when or if that will happen because of our inability to see very far into the future due to limited lead times on orders placed by our customers.

While we reported positive operating cash flows in recent years, a reduction in sales or gross margins or changes in working capital could occur due to economic or other factors. We believe that cash generated from operations, our cash balances and the amounts that would be available under our revolving credit facility will be sufficient to meet our cash requirements for the rest of calendar year 2007. If for any reason these sources of funds are not sufficient to meet our requirements, we may be required to raise additional funds. We cannot guarantee that we would be able to obtain additional financing or, if available, that it would be available to us on acceptable terms. Should that happen, there could be a significant adverse impact on our operations.

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

We adopted a recent accounting pronouncement, SFAS 123(R), for employees and directors for our fiscal year beginning September 1, 2005. In compliance with the standard, we recorded stock-based compensation expense in the prior fiscal year relating to stock options for employees and directors and our Employee Stock Purchase Plan. Options granted to consultants are accounted for under SFAS 123 and are valued using the Black-Scholes model. Compensation expense of those options is recognized over the vesting life of the options, which is aligned with the consulting service life. Note 5 to our condensed consolidated financial statements sets forth the stock compensation expense recognized in the current quarter and the comparable quarter of the prior year.

(b)	General Option Information

Summary of Option Activity

The following is a summary of stock option activity for the fiscal year ended August 31, 2006 and the nine months ended May 31, 2007. Stock option grants during the current year are attributable to the conversion of options to purchase stock of Cirronet Inc. into options to purchase our stock.

			Options Outstanding
		Shares Available for Options (#)	Number of Shares (#)	Weighted Average Exercise Price ($)
Balance at	August 31, 2005	177,680	2,227,075	$6.29
	Grants-stock options	(6,000)	6,000	$5.01
	Grants-restricted stock units	(110,950)	—	—
	Exercises	—	(89,254)	$3.49
	Cancellations	111,079	(111,079)	$7.49
	Cancellations-restricted stock units	2,900	—	—
	Additional shares reserved	400,000	—	—

Balance at	August 31, 2006	574,709	2,032,742	$6.34
	Grants-stock options	(1,089,468)	1,089,468	$1.31
	Grants-restricted stock units	(166,275)	—	—
	Exercises	—	(334,834)	$1.50
	Cancellations-stock options	102,429	(102,429)	$7.88
	Cancellations-restricted stock units	975	—	—
	Additional shares reserved	888,417	—	—

Balance at	May 31, 2007	310,787	2,684,947	$4.84

In-the-Money and Out-of-the-Money Stock Option Information

The following table compares the number of shares subject to stock option grants with exercise prices below the closing price of our common stock at May 31, 2007 (referred to as “In-the-Money”) with the number of shares subject to stock option grants with exercise prices equal to or greater than the closing price of our common stock at May 31, 2007 (referred to as “Out-of-the-Money”). The closing price of our common stock at May 31, 2007 was $5.250 per share.

	Exercisable		Unexercisable		Total
As of End of Quarter	Shares (#)	Wtd. Avg. Exercise Price ($)	Shares (#)	Wtd. Avg. Exercise Price ($)	Shares (#)	Wtd. Avg. Exercise Price ($)
In-the-Money	1,578,506	$2.43	3,752	$5.01	1,582,258	$2.44
Out-of-the-Money	1,073,059	$8.32	29,630	$7.24	1,102,689	$8.29

Total Options Outstanding	2,651,565	$4.81	33,382	$6.99	2,684,947	$4.84

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

We are exposed to market risk primarily due to fluctuations in interest rates on our bank debt. As of May 31, 2007, with all other variables held constant, a hypothetical one-percentage point increase in interest rates would result in an increase in interest expense of approximately $73,000 on an annual basis.

A significant portion of our products have a manufacturing process in a foreign jurisdiction and are sold in foreign jurisdictions. We manage our exposure to currency exchange fluctuations by denominating most transactions in U.S. dollars. We consider the amount of our foreign currency exchange rate risk to be immaterial as of May 31, 2007 and accordingly have not hedged any such risk.

ITEM 4.	CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported in a timely manner. There have been no changes in our internal control over financial reporting during the quarter ended May 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Recent Decline in Components Business

Our historical base business is declining, and could decline further rapidly. Our guidance for the fourth fiscal quarter of fiscal 2007 and fiscal 2008 reflects a significant decline in order activity for our component products. We expect to require amendments to the covenants contained in our banking agreement as a result. Failure to obtain such amendments could result in a default under our banking agreement and an immediate need for additional capital.

Liquidity

We believe that cash generated from operations, our cash balances, the amounts available under our existing banking agreement, and other available sources will be sufficient to meet our cash requirements for the rest of calendar year 2007. See also, the Risk Factor above entitled Recent Decline in Components Business. If for any reason our sources of funds are not sufficient to meet our requirements, we may be required to raise additional funds. We cannot guarantee that we would be able to obtain additional financing or, if available, that it would be available to us on acceptable terms. Should that happen, there could be a significant adverse impact on our operations.

ITEM 6.	EXHIBITS

(a)	Exhibits. We hereby incorporate by reference all exhibits filed in connection with Form 10-K for the year ended August 31, 2006.

(b)	Exhibits included:

Exhibit	Description
10.3	Second Amendment dated 4/12/07 to Amended and Restated Loan Agreement between Registrant and Wells Fargo Bank, National Association dated 9/1/06.

10.4	Omnibus Incentive Plan of 2007.

10.5	Management Incentive Plan of 2007.

10.6	Third Amendment dated 5/31/07 to Amended and Restated Loan Agreement between Registrant and Wells Fargo Bank, National Association dated 9/1/06.

31.1	Certificate Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 for CEO.

31.2	Certificate Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 for CFO.

32.1	Certificate Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 for CEO.

32.2	Certificate Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 for CFO.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RF MONOLITHICS, INC.

Dated: July 13, 2007	By:	/s/ David Kirk
David Kirk
CEO, President and Director

Dated: July 13, 2007	By:	/s/ Harley E Barnes III
Harley E Barnes III
CFO

INDEX TO EXHIBITS

Exhibit	Description
10.3	Second Amendment dated 4/12/07 to Amended and Restated Loan Agreement between Registrant and Wells Fargo Bank, National Association dated 9/1/06.(1)

10.4	Omnibus Incentive Plan of 2007.(1)

10.5	Management Incentive Plan of 2007.(1)

10.6	Third Amendment dated 5/31/07 to Amended and Restated Loan Agreement between Registrant and Wells Fargo Bank, National Association dated 9/1/06.(1)

31.1	Certificate Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 for CEO.(1)

31.2	Certificate Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 for CFO.(1)

32.1	Certificate Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 for CEO.(1)

32.2	Certificate Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 for CFO.(1)

(1)	Filed as an exhibit to this Form 10-Q.