Form 10-K
period 2007-08-31
RF MONOLITHICS INC /DE/
filed 2007-11-29
CIK 922204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

- OR -

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended August 31, 2007

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

The aggregate market value of our Common Stock held by nonaffiliates as of October 31, 2007, based on the last reported sale price on the NASDAQ Stock Market composite tape on February 28, 2007 (the last trading date of the registrant’s most recently completed second fiscal quarter), was $32,966,546. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of our outstanding Common Stock have been excluded because such persons may be deemed to be affiliates.

Common Stock outstanding at October 31, 2007: 9,382,519 shares, par value $0.001.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, which will be filed with the Commission for our next Annual Meeting of Stockholders, is incorporated by reference into Part III of this report.

RF MONOLITHICS, INC.

FORM 10-K

YEAR ENDED AUGUST 31, 2007

PART I.

ITEM 1.	BUSINESS

RF Monolithics, Inc., or RFM, was organized in 1979 as a Texas corporation and converted to a Delaware corporation in 1994. We design, develop, manufacture and market a broad range of wireless products that are solutions-driven and technology-enabled. We have two lines of business–Wireless Solutions and Wireless Components.

Our Wireless Solutions business includes Virtual Wire™ Short-range Radios, Radio Frequency Integrated Circuits, or RFIC’s, module products, software and services. The products are various types of radios and the networks that manage and use these radios. Our goal is to provide customers with a comprehensive solution which includes a wide variety of alternative products and services for their wireless network applications. These product offerings were enhanced by two acquisitions that were consummated in fiscal year 2007. RFM acquired Cirronet, Inc., or Cirronet, and the business of Caver-Morehead Systems, Inc., (which was acquired by Aleier, Inc., or Aleier, a wholly-owned subsidiary of RFM). See the section below entitled Acquisitions at the end of Item 1 for additional information on these transactions. Miniature radios that are very short range and ultra low power are marketed under the RFM brand. Standard and custom OEM radio modules as well as packaged radio and network gateway products are marketed under the Cirronet brand. These products have longer range and increased data rates compared to older RFM products. Asset management platform software and end-applications are marketed under the Aleier brand.

Our Wireless Components business includes filters, frequency control modules and low-power components and is marketed under the RFM brand. Our goal is to provide simple, cost effective solutions that fit our customers’ specialty applications.

We focus our component and radio product development in the frequency range of 50 megahertz, or MHz, to 5.8 gigahertz, or GHz. We market our line of more than 500 radios, radio modules, resonators, filters, clocks and oscillators to distributors, electronic manufacturing service companies and original equipment manufacturers, or OEMs, world-wide. Our customers include Acal plc, Avnet/Memec Inc., Celestica Inc., Delphi Corporation, FAAC Electronics Limited, Flextronics International, GE, Guidant Cardiac Pacemakers, Inc., Holy Stone Enterprises, Pason Systems, Inc. and ZTE Corporation.

*	Certain names or marks mentioned herein may be claimed as the property of others.

Advantages of Our Solutions

Our knowledge of various low power radio technologies, microprocessors, link and MESH protocols, antennas, and certification requirements help us meet specific customer requirements in the evolving Wireless Solutions marketplace. Our acquisition of Cirronet increases our offerings of radio systems, radio frequency, or RF, design, protocols, gateway technology, and product packaging. In particular, we have expertise in products utilizing leading industry technology including Zigbee™, 802.15.4, Bluetooth™, and WiFi. The Aleier acquisition added Enterprise Asset Management or EAM and Computerized Maintenance Management System, or CMMS, software, software implementation expertise and web delivery design capability.

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

Markets and Applications

We focus on specific market opportunities where our Wireless Solutions and Wireless Components technologies address application requirements. Our products are primarily incorporated into application designs in five markets: industrial, automotive, consumer, medical and telecommunications.

Industrial

The industrial market includes applications such as automated meter reading, or AMR, monitoring including oil and gas applications, process control, security systems, active RF identification, or RFID, tags, bar code reading devices, and custom data link equipment. We believe that the industrial market for wireless module products has enormous growth potential. In published reports (Harbor Research, 2006), it was estimated that the total market for wireless personal network devices (WPAN) in the industrial segment would grow from approximately $25 million in 2007 to approximately $800 million by 2011. The same study estimated the total market for all WPAN devices at $1.8 billion in 2011. For years we have been a leader in providing energy-efficient Virtual Wire™ Short-range Radio products for the AMR market. Our Wireless Solutions Group is committed to developing a lead position in device networking and asset management markets. Our strategy emphasizes solutions over specific technologies. It is our belief that the diversity of applications and application requirements and the market’s immaturity make it very uncertain which, if any, of the technologies will establish itself as the industry standard. To contend with this, our plan is to offer the market a broad range of device networking technologies and the expertise to apply them to specific applications. As the market matures and some technologies dominate others, we will adjust our product offerings to match the market’s needs. While there are many opportunities for device networking, our Wireless Solutions radio modules and Virtual Wire™ Short-range Radio products are focused primarily, though not exclusively, on industrial applications. We have entered into contracts for custom networks and systems with customers such as Cooper Bussmann. We also sell low-power components and filters into this market, primarily for security applications.

Automotive

The automotive industry utilizes SAW-based components in transmitter and receiver designs for remote keyless entry, tire pressure monitoring and satellite radio applications. Satellite radio currently has approximately 15 million subscribers and published reports predict that by 2010 there will be as many as 25 million subscribers. From a technological standpoint, the digital modulation used in satellite radio systems is more efficient than traditional analog AM or FM and achieves near CD quality audio.

Automotive electronic applications continue to grow with the ongoing drive toward smaller size, reduced cost and improved system performance. Our low-power components, Virtual Wire™ Short-range Radio products and filters meet many of the requirements of this automotive market. This market is characterized by fierce competition due to commodity pricing by competitors.

Consumer

The consumer market for our products includes aftermarket satellite radio products. Although market acceptance has slowed for some of these due to competitive offerings, we believe that there is growth potential for other consumer products using our technology such as electronic gaming, electronic toys, home security, internet appliances, sports, garage doors, cable TV and a wide variety of other wireless applications. Low-power components, Virtual Wire™ Short-range Radio products, Wireless Solutions radio modules and filters may be designed into these and many other consumer applications.

Medical

Emerging standards such as Medical Implant Communications Systems, or MICS, and Wireless Medical Telemetry Systems, or WMTS, have created opportunities for wireless applications in the medical marketplace. These standards are for wireless communication devices outside the body as well as implanted. Our Virtual Wire™ Short-range Radio and Wireless Solutions radio module products are well suited for these applications. Low power consumption and high reliability are critical for device-implanted applications such as insulin pumps, pacemakers and defibrillators. Radio module products are used in medical telemetry applications including real-time wireless EKG monitors, where high transmission reliability and data rate are essential. Our products are only used in data acquisition mode and not in a life-critical function of the device.

Telecommunications

We believe that a number of dynamics within the telecommunication and wireless communications market are opening new applications for SAW technology. The deployment of digital cellular telephone standards, such as Global System for Mobile Communications, or GSM, Code Division Multiple Access, or CDMA, Enhanced Digital Global Evolution, or EDGE, Wideband Code Division Multiple Access, or WCDMA, and Time Division Synchronous Code Division Multiple Access, or TD-SCDMA, has been initiated worldwide and in particular China. All of these digital cellular telephone standards entail digital modulation, which requires SAW filters that minimize distortion and conform to international cellular telephone standards. RFM’s focus is in providing intermediate filters for the base station infrastructures of this growing market.

Other markets, such as wireless internet access (for example, WiFi) and emerging broadband multimedia (for example, WiMax) will continue to use SAW-based filter and frequency control products. We believe that as broadband wireless communication systems demand more performance to support internet requirements, bandwidth will become the key element that allows information to flow efficiently. This will create a requirement to minimize systems noise present in broadband wireless communication and provide clean timing to maximize throughput around the system’s backbone, which can be met with our filter and frequency control products.

Analog communications, internet infrastructure, high-end computer work station and military applications also create markets for SAW-based frequency control products. Timing integrity and elimination of system noise in circuits are critical for these applications.

Our Wireless Solutions Business

Module Products and Enterprise Asset Management Software and Services

Our Wireless Solutions business is focused on the potential $8 billion embedded modules market. We believe the key to capturing this market will be the ability to provide a wide variety of products, protocol firmware, software and design services to select and deliver optimum solutions for a given customer’s application.

We have developed both proprietary and custom radio modules that address this market and have started shipping initial quantities of these products. Besides a variety of radio products, we use several communication protocol systems to manage point-to-point, point-to-multipoint or mesh wireless sensor networks. We also provide gateway and network bridge products to connect different network types. We are now in position to offer the broadest ranges of radios, modules and protocols in the industry.

To our knowledge, no one else combines such a broad line of radio offerings with a value added software application. To help customers take full advantage of the wealth of new data provided by low-power radio systems, Aleier provides enterprise level software for tracking assets and managing workflows related to those assets. Aleier has traditionally been very strong in the state and municipal government, higher education, and federal government sectors. It is our plan to extend the product development and marketing activities of Aleier to support Condition Based Maintenance which will allow it to penetrate the industrial market as well.

Virtual Wire™ Short-range Radio and RFIC Products

Our hybrid transmitter, receiver and transceiver modules are the primary products included in Virtual Wire™ Short-range Radio products. Our transceiver module, based on our patented Amplifier Sequenced Hybrid, or ASH, technology, offers two-way data communication in a single small module, with performance identical to the separate transmitter and receiver modules, at a lower total cost. Inside the Virtual Wire™ product is a custom RFIC. We have introduced our third generation of these products, which adds features such as longer range and multi-channel capability. All of these products feature small size, very low power consumption, and excellent RF performance, and provide the system designer flexibility and fast time-to-market for emerging applications. The ASH receiver’s architecture provides exceptional performance with extremely low harmonic radiation and exceptional resistance to electromagnetic interference, which have resulted in our customer’s products receiving international standards certification.

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

We have introduced several varieties of RFICs to complement the Virtual Wire™ product family for our customers. We are working with several chip manufacturers to gain access to and in some cases jointly develop additional products. These chips include transmitter, receiver and transceiver versions to assist customers and provide additional radio alternatives in building their own circuits.

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

Our high-frequency clock modules are used in high-bandwidth, high-performance computer systems. Our “Diff Sine” clocks allow network applications to realize improved performance by providing a highly stable frequency source, which results in very low timing variations from one cycle to the next (commonly referred to as “jitter”) and good symmetry across each cycle. We produce commercial fixed-frequency and voltage-controlled SAW oscillators. These products are supplied in surface mount or leaded metal packages and are used in applications such as microwave radios, and precision instrumentation. We have a line of oscillators that uses our patented technology to serve the Optical Dense Wave Division market. These products are targeted for customers in the optical network market, including high-speed routers and the OC768 backbone system.

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

We offer low-power components in both three-lead metal packages, or TO-39 and a variety of surface mount packages. We offer a variety of smaller surface mount package styles for these products. The market for low-power components is intensely competitive and subject to price erosion, rapid technological change and product obsolescence.

Manufacturing

We have had and continue to have contractual relationships with a manufacturer in Taiwan and China (Tai-Saw Technology Co., Ltd.), a manufacturer in the Philippines (Infiniti Solutions (Phil.) Inc.) and a manufacturer in Japan (Morioka Seiko Instruments Inc., a subsidiary of Seiko Instruments, Inc.). Each of these organizations offers a variety of packaging capabilities, including hermetic packaging, which are essential to the manufacture of SAW devices. Each one also possesses an understanding of the unique aspects of SAW component assembly and testing. Module products can also be built by these manufacturers.

Our Cirronet subsidiary uses three contract manufacturers located in Duluth, Georgia, to manufacture very low to medium volumes of a variety of printed circuit board assemblies, wireless modules and complete radios. All three of these contract manufacturers are ISO 9001 certified and employ highly skilled personnel, and industry standard equipment to manufacture our products. We also have established relationships with two offshore contract manufacturers, one located in Taiwan (Gigatek) and one located in mainland China (ATX), to manufacture high volumes of wireless modules and radios. Both ATX in China, and Gigatek in Taiwan, are ISO 9001 certified. Both have similar manufacturing equipment and highly skilled personnel. In all cases, redundant manufacturing capability exists among these sources. Additionally, we are beginning to utilize one of our existing contract manufacturers in the Philippines (ISPL) to manufacture low to medium volume Cirronet standard radio products and custom wireless modules. We expect to synergistically benefit through our long-standing, existing manufacturing relationship with ISPL.

Our offshore manufacturing arrangements have created additional logistical complexities. However, we are working to reduce these complexities, and have developed the capability to ship directly to our customers from offshore locations to reduce our lead times. We believe that we offer competitive lead times to our customers.

Cirronet also maintains a small assembly operation in-house in Duluth to handle low volume, quick-turn orders, product upgrades and repairs requested by customers, and support new product development. The facility there is ISO 9001 certified.

We are in the process of phasing out our manufacturing operations in Dallas, Texas, which includes quartz wafer/die fabrication for our component products and Virtual Wire™ radios, as well as frequency control modules and our pilot assembly line. This is a result of our strategy to move to a fabless business model in which we rely completely on outside contractors to manufacture our products. This transition will be completed in fiscal year 2008. We have had years of favorable experience with the existing contractors that gives us confidence that our manufacturing needs will be met. We believe our processes for selecting and managing these contractors will be adequate to maintain adequate supply for our customers. We have agreements with these contractors that call for lengthy notice periods before the relationship can be terminated by the manufacturer, so we believe we will be able to transition manufacturing capability to new contractors should that be necessary or desirable.

The manufacturing of our products is a highly complex and precise process that is sensitive to a wide variety of factors. This is especially true for our wireless components. For these products, the level of contaminants in the manufacturing environment, variations in the materials used and the performance of manufacturing personnel and production equipment are all important factors. Each of the devices we manufacture (or that is manufactured on our behalf) is subject to contamination until it is enclosed or sealed within its final package. Therefore, for our wireless component products, all operations, prior to enclosure, are performed in controlled clean-room environments.

The manufacturing process for our Cirronet brand wireless modules and radio products, while demanding, is not as critical as the process used to manufacture our Wireless Component products. Most of the manufacturing process centers on printed circuit assembly using Surface Mount Technology and equipment. Industry accepted design and assembly techniques are used to minimize manufacturing risks. Testing is unique to our products, so we supply test sets, procedures and in-house developed software to our contract manufacturers to enable them to test the products prior to delivery.

In the past, we have occasionally experienced temporary product shipment delays and lower-than-expected production yields. Similar events could occur in the future. Certain acts of God or events of a political nature could also temporarily delay product shipment. We occasionally have experienced sudden increases in demand, which have put pressure on our manufacturing facilities or our contract manufacturers to rapidly increase capacity. Capacity currently exists to meet any reasonably anticipated potential demand within a short time. We will continue to be aggressive in securing increased manufacturing capacity through offshore manufacturing alliances. We will increasingly rely on our contract manufacturers to stock necessary raw materials and wafer materials. As a result, we may occasionally experience temporary shipment delays due to the unavailability of these parts in the face of rapidly increasing customer demands.

Source of Components/Labor

While we use standard components whenever possible, some components used in the SAW devices and modules are made to our specifications by specialized manufacturers. Certain other components used in our Wireless Solutions products are single sourced. For example, we and our contractors purchase several RF integrated circuits from Maxim Integrated Products and ceramic arrays from Kyocera America, Inc. We have experienced delays and quality control problems with certain of our single-source suppliers in the past.

Although we are attempting to obtain second-source suppliers, we think we will continue to be somewhat dependent upon single-source suppliers for the foreseeable future.

Quality

Our customers demand an ever-increasing level of quality in our products. We, as well as all of our offshore contractors, have achieved ISO 9001 certification. We have also been certified to the TS 16949 International Quality Standard, as have our Philippine and Taiwan based manufacturing contractors. Going forward, our products will be manufactured by TS 16949 approved facilities. When we have completed our transition to a fabless business model, we will rely on our manufacturing contractors for their quality certifications. In addition to continually improving the efficiency and effectiveness of our contractors operations, we strive to assure that the features and benefits of our products meet or exceed customer expectations for performance and reliability.

Sales and Marketing

We primarily distribute our products in the United States through manufacturers’ representatives managed by our area sales management team (internal sales force). Following the Cirronet and Aleier acquisitions, several changes were made to the sales representative and distribution sales channels that merged the existing RFM sales channels with those of the acquired entities.

We have authorized five, North American distributors (Avnet Inc., Richardson Electronics, Nu Horizons, Digi-Key and Mouser Electronics) to stock and sell all of our products. The authorized territories are as follows: Avnet Inc. and Richardson Electronics (North America and South America) NuHorizons (Global) Digi-Key (Global) Mouser Electronics (Global).

Aleier software and services are sold through a separate direct sales force. During fiscal year 2007 we entered a strategic alliance agreement with MACTEC Engineering and Consulting Inc, or MACTEC to jointly market certain complimentary software and services. We believe this alliance will help both companies increase sales significantly.

Sales in foreign and North American markets were:

	2007 Sales	2006 Sales	2005 Sales
International sales:
Europe	$8,085	$8,326	$9,301
Asia	13,802	19,457	16,503
Other	2,019	2,159	2,168

Total International Sales	23,906	29,942	27,972
U.S. and Other North America	32,466	24,220	18,250

Total Sales	$56,372	$54,162	$46,222

International sales are handled on a nonexclusive basis through manufacturers’ representatives, manufacturers’ representatives acting as distributors and direct sales. The changes in sales to Asia (increase in 2006 and decrease in 2007) primarily relate to changes that occurred in the satellite radio market – see the section below entitled Management Discussion and Analysis - sales trends for filter products. The increase in sales to U.S. and other North American customers that occurred in 2007 was primarily related to the two acquisitions.

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

The market for radio modules targeting the wireless sensor network market is much less mature and is therefore highly fragmented among a large community of competitors, very few of whom are as large as we are. Due in part to its early stage of development, this market is undergoing rapid technological change but without the degree of price erosion experienced in our component business. Some of the more noteworthy competitors include Dust, Sensicast, Crossbow, and Digi International with its recent acquisition of Maxstream. Of these, we think we currently have the most comprehensive line of products targeting this market segment.

The market for our Aleier asset management solutions is undergoing a dramatic transition from the relatively mature CMMS market to a more comprehensive offering referred to as EAM. The CMMS market is populated by a large number of vendors of all sizes including notable large competitors such as MRO, recently purchased by IBM, Hansen, and Indus and new entrants Questra and Axeda. Through this transition, the market is expected to grow from approximately $3.5 billion today to over $30 billion in the next five years according to a report by Harbor Research. At this time, it is unclear how many and which of the existing vendors will attempt to transition to the EAM market, but it is reasonable to assume many of our larger competitors will do so. Although we believe our products stack up well against even the largest competitors in terms of quality and functionality, our large competitors have substantially greater financial, technical, sales, marketing, distribution and other resources, than we do.

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

General

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

Research and Development

Our research and development efforts are primarily aimed at creating new wireless systems, as well as proprietary and innovative SAW device structures and SAW-based hybrid modules that uniquely address market needs. Our recent development efforts are aimed at supporting the Wireless Solutions business and include the development of proprietary software in the form of embedded “firmware” used to control wireless communications modules and user interface programs used for wireless network diagnostic or system management purposes. The addition of Aleier extends our software development programs to include enterprise software systems, especially those designed for delivery over the internet.

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

An example of our research and development efforts is the work recently completed to develop modules for a wireless sensor network used in Cooper Bussmann’s innovative InVision™ Downtime Reduction System. This system reduces critical machine downtime and increases productivity in manufacturing environments by rapidly identifying open-circuit events caused by short-circuits and overloads. At the heart of the system is a custom wireless sensor network developed by RFM’s Cirronet subsidiary that includes battery-powered, intelligent fuse sensor modules reporting through a robust, self-healing, wireless mesh network. The network transmits notification of open-circuit events through an internet gateway to a web-based monitoring application that sends an urgent maintenance work order request. RFM’s R&D efforts included the design of the overall hybrid star/mesh wireless network, as well as all of the hardware and firmware up to the gateway.

We employ a number of highly qualified individuals in engineering and product and process development, including scientists, design engineers and technicians. World-class filter design capabilities are provided by our team of filter design employees and consultants located in Dallas, Texas and Moscow, Russia. Their state-of-the-art filter designs are transformed into highly manufacturable product configurations by our process engineering staff in Dallas, Texas. Our two acquisitions come with a number of highly qualified technical people, both in hardware and software development. Our Cirronet acquisition has an embedded module team. Our Aleier acquisition develops high level software applications, including interfacing with the internet.

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

Proprietary Rights

Many standard and proprietary Wireless Solutions network protocols and related implementation software programs exist, each with unique strengths and features. We use internally developed protocols and implementation software, and license externally developed protocols and software, for our modules. Since we cannot be fully knowledgeable at all times about what others are developing and supplying in this technology area, nor can others be with regard to us, a risk exists that one or more major software suppliers may assert intellectual property claims against us that could affect the sales of our modules.

We rely on a combination of patents, copyrights and nondisclosure agreements in order to establish and protect our proprietary rights. We have received 54 patents for various inventions that include SAW devices, innovative RF circuits that employ SAW devices and, most recently, wireless system applications and network protocols. We have applied for an additional 7 patents. Our policy is to file patent applications to protect technology, inventions and improvements that are important to our business.

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

Regulations

We are subject to a variety of federal, state and local laws and regulations related to the use, storage, emission, treatment, disposal, transportation and exposure to certain toxic, volatile and other hazardous chemicals used in our manufacturing process. We continue our corporate responsibility to abide by these laws and regulations as demonstrated by our certification under ISO 14001 environmental system standards as well as our compliance with the European Union’s, or EU’s, Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment, or RoHS. We also comply with the EU’s Waste Electrical and Electronic Equipment, or WEEE, regulation. The failure to comply with present or future regulations could result in fines, suspension of production or a cessation of operations. Such regulations could also require us to acquire costly equipment, to make changes to our manufacturing process, or to incur other substantial expenses to comply with environmental regulations. Any past or future failure by us to control the use of or to restrict adequately the discharge of, hazardous substances could subject us to future liabilities. Any of these situations could have a material adverse effect on our business, operating results and financial condition. When the decommissioning of our Dallas manufacturing facilities is complete, our exposure to these risks will be somewhat reduced.

Personnel

As of August 31, 2007, we had a total of 175 employees and full-time consultants. Most of our personnel work at our headquarters in Dallas, Texas, our Aleier subsidiary in Plano, Texas and our Cirronet subsidiary in Duluth, Georgia. We have one person at each of our U.S. sales offices, which are located in Georgia, Maryland, Minnesota and Oregon. We have two sales support individuals in Europe and one in Asia. This is lower than our prior year’s census of 205 people, despite our two acquisitions. This is because of our restructuring effort to convert to a fabless business model and seek overall business synergies. This will be partially offset by an increase in head count for persons that are needed to support our growth plans for our Wireless Solutions business.

Our future success depends to a significant degree upon the continued service of our key technical and senior management personnel and our continuing ability to attract and retain highly qualified technical and managerial personnel. Competition for such individuals can be intense. We may not be able to retain or continue to attract key managerial and technical personnel. Failure to retain or continue to attract key managerial and technical personnel could have a material adverse effect on our business, operating results and financial condition. None of our employees are represented by a labor union. We have not experienced any work stoppages and we consider our relations with our employees to be very good. The availability of offshore production tends to mitigate the impact of skilled labor shortages in our domestic locations.

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

Backlog

Our backlog at August 31, 2007 was approximately $17.5 million as compared to $11.2 million as of August 31, 2006. A portion of the increase in backlog is a result of our acquisitions. The increase in backlog on a year-to-year basis was 22% when the impact of the beginning acquisition backlog is eliminated. The rest of the increase is related to our overall increase in sales activity, including a large increase in orders during our last quarter. In some cases large customers have given us more visibility into future demand by giving us orders earlier than they previously have, so the percentage increase in backlog does not necessarily represent an equivalent increase in potential future sales.

Our backlog includes all purchase orders scheduled for delivery within the subsequent 12 months. Many customers still require us to respond on increasingly shorter lead times when their demand materializes. Our backlog, although useful for scheduling production, should not be used as a measure of future sales. All orders in backlog are subject to cancellation or change in delivery schedule more than 30 days before shipment without penalty at the option of our customers.

Acquisitions

Aleier, Inc.

On September 1, 2006, we completed our acquisition of Caver-Morehead Systems, Inc., a Texas corporation, or Caver Morehead, pursuant to an Agreement and Plan of Merger, or Merger Agreement. Aleier, Inc., a newly created Texas corporation and wholly-owned subsidiary of RFM, through a merger acquired substantially all of the assets and assumed substantially all of the liabilities of Caver-Morehead in a cash and debt transaction valued at $4.0 million. $2.0 million of the purchase price is subject to an earn-out agreement that entitles Caver-Morehead’s former shareholders to receive additional consideration upon the achievement by Aleier of certain margin targets and is expected to be paid in cash in February 2008, subject to reduction as described in the Merger Agreement. Aleier also assumed liabilities of approximately $720,000 and incurred certain transaction costs. The asset management software acquired from Caver-Morehead is marketed by Aleier under the brand name Aleier.

Cirronet Inc.

On September 15, 2006, we completed our acquisition of Cirronet Inc., a Georgia corporation, or Cirronet, pursuant to an Agreement and Plan of Merger, or Cirronet Merger Agreement, by and among RFM, Cirronet and certain other parties thereto. Pursuant to the Cirronet Merger Agreement, Cirronet continued after the merger as a wholly-owned subsidiary of RFM.

The final purchase price was a total of $22.4 million, including all contingent amounts earned and direct acquisition costs incurred. The consideration included payment of approximately $7,451,000 in cash, the issuance of approximately 709,000 shares of our common stock to Cirronet’s former shareholders and the exchange by RFM of Cirronet’s stock options that entitle the holders to purchase an aggregate of 1,089,468 shares of our common stock. We also (a) issued an unsecured, subordinated promissory note in the principal amount of $3.0 million, which was paid when due to Cirronet’s former shareholders on November 1, 2007 and (b) earnout payments that entitles Cirronet’s former shareholders and option holders to receive an additional milestone payment of $2.0 million upon the achievement by Cirronet of certain sales and margin targets. The $2.0 million earnout was paid on November 1, 2007.

The cash portion of the purchase price was funded with a portion of the proceeds from our credit facility with Wells Fargo Bank, National Association. For a description of our banking arrangements, see the section below entitled Financial Condition – Financing Arrangements.

In connection with the acquisition of Cirronet, Robert M. Gemmell, Cirronet’s President and CEO, was appointed as an executive officer of RFM and President of Cirronet pursuant to an employment agreement between RFM and Mr. Gemmell.

The shares of our common stock issued in connection with the merger as described above have been registered under the Securities Act of 1933, as amended (the “Securities Act”).

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

Strategic Risks

Uncertainty of Market Acceptance or Profitability of New Products and Services

We have a large amount of continuing sales of older products that tend to decline in popularity and average selling price over time. Only by developing new products and services can we replace sales of declining products and partially offset the impact of lower average selling prices. Our future success depends on our ability to develop new products and services to keep up with technological advances and to meet customer needs. Any failure by us to anticipate or respond adequately to technological developments and customer requirements, or any significant delays in product development, could have a material adverse effect on our financial condition and results of operations. Additionally, we could incur additional operating costs with the introduction of new products and services.

There can be no assurance that we will be successful in our planned product development or marketing efforts, or that we will have adequate financial or technical resources for our planned product development and promotion. The introduction of new products and services could require the expenditure of an unknown amount of funds for research and development, tooling, software development, manufacturing processes and inventory, as well as sales and marketing efforts. In order to successfully develop products and services, we will need to successfully anticipate market needs and may need to overcome rapid technological change and competition. In order to achieve high volume production, we need to outsource production to third parties or enter into licensing arrangements and successfully manage sub-contractors overseas. To achieve higher service sales, we need to increase our capability to provide those services (see the section below entitled Operational Risks). There can be no assurance that our products and services will achieve or maintain market acceptance, result in increased revenues, or be profitable.

Product Development and Technological Change

Our industry is characterized by rapid technological change and is highly competitive with respect to timely product innovation. Our products are subject to obsolescence or price erosion because competitors are continuously introducing technologies with the same or similar capability as our technology. We are vulnerable to competitors that have greater resources to develop products that are technologically superior to ours. If customers believe those products are superior to ours, they may shift their purchases to them.

Limited Experience in Business Combinations or Acquisitions

In the current fiscal year, we closed two acquisitions that involved a material investment. The return on that investment is subject to those entities achieving expected performance and our ability to integrate those operations to achieve planned results. In those transactions, we have issued stock that dilutes our stockholders’ percentage ownership, incurred substantial debt, assumed contingent liabilities, and used other assets available at the time of acquisition.

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

We believe we have made substantial progress in integrating these acquisitions, but the risk remains that our inability to overcome problems encountered in connection with such acquisitions could divert the attention of management, utilize scarce corporate resources and harm our business. In addition, we may pursue a strategy of acquiring additional companies or businesses.

Management of Growth, Diversification and Transition to Value Added Products and Services

Successful expansion or diversification of our operations will depend on our ability to obtain new customers, to attract and retain skilled management and other personnel, to secure adequate sources of supply on commercially reasonable terms and to successfully manage new product and service introductions. To manage growth or diversification effectively, we will have to continue to implement and improve our operational, financial and management information systems, procedures and controls. As we expand or diversify, we may from time to time experience constraints that will adversely affect our ability to satisfy customer demand in a timely fashion. Failure to manage growth or diversification effectively could adversely affect our financial condition and results of operations.

Our historical base business appears to be declining. Only by successfully developing and introducing value added products and services to our customers can we offset this impact. The transition to Wireless Systems products and services involves new technologies and markets that are not similar to our other businesses. We anticipate that there may be many things we will need to learn and master to be successful in this new line of business.

Business Risks

Variability of Gross Margin

We face the continuing negative impact of declining average selling prices in our Wireless Components business as a result of competitive conditions in the markets we serve. We expect the trend of lower prices to continue. Therefore, our ongoing efforts to reduce manufacturing costs are an important factor in maintaining gross margins. The volume of units sold and produced has a negative impact when the number of units is decreased and relatively high levels of fixed manufacturing costs are spread over fewer units. Another negative impact we experience from time to time relates to start-up costs for new products entering the volume manufacturing process.

We expect that our net sales and gross margin may vary significantly based on these and other factors, including the mix of products sold, the channels through which our products are sold, changes in product selling prices and component costs, the level of manufacturing efficiencies achieved and pricing by competitors.

Our average sales prices for our wireless components have historically declined, and we anticipate that the average sales prices for these products will continue to decline and could negatively impact our gross profit margins. Depending upon our ability to achieve similar reductions in our cost of sales, this reduction in average selling prices could have a material adverse effect on our gross margins and could have a material adverse effect on our business, financial condition and results of operation. There can be no assurance that we will be able to increase unit sales volumes, introduce and sell new products or reduce our cost per unit in sufficient amounts to increase or even maintain gross margins.

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

Stock Price Volatility

Existing stockholders may suffer with each adverse change in the market price of our common stock. The market price of our common stock may be affected by a variety of factors in the future. Most obviously, the price of our shares may suffer adversely if our future operating results are below the expectations of investors. The stock market in general, and the market for shares of technology companies in particular, experience extreme price fluctuations. Our common stock market price is made more volatile because of the relatively low volume of trading in our common stock. When trading is sporadic, significant price movement can be caused by the trading in a relatively small number of shares.

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

Sales Risks

Competition

We do business in markets that are noted for fierce competition and generally declining average selling prices. There are companies that offer or are in the process of developing similar types of products and services. Most of our significant competitors are much larger and better financed than we are. These competitors could execute sales strategies that could take a considerable amount of our business very quickly. This could have a material adverse impact on both our sales and gross margins. There can be no assurance that our products will be competitive with existing or future products, or that we will be able to establish or maintain a profitable price structure for our products and services.

We expect to face competition from existing competitors and new and emerging companies that may enter our existing or future markets with similar or alternative products and services, which may be less costly or provide additional features. We also face competition from current and prospective customers that evaluate our capabilities against the merits of manufacturing products internally. Competition may arise due to the development of cooperative relationships among our current and potential competitors or third parties to increase the ability of their products and services to address the needs of our prospective customers. Accordingly, it is possible that new competitors or alliances among competitors will emerge and rapidly acquire significant market share.

We expect our competitors will continue to improve the performance of their current products and services, reduce their prices and introduce new products and services that may offer greater performance and improved pricing, any of which could cause a decline in sales or loss of market acceptance of our products and services. In addition, our competitors may develop enhancements to their existing products, or future generations of competitive products and services that may render our technology or products obsolete or uncompetitive.

Decline of Demand for Product Due to Downturn of Related Industries

We may experience substantial period-to-period fluctuations in operating results due to factors affecting the industrial, automotive, consumer, government, medical and telecommunications industries. From time to time, each of these industries has experienced downturns, often in connection with, or in anticipation of, declines in general economic conditions. A decline or significant shortfall in growth in any one of these industries or a technology shift could have a material adverse impact on the demand for our products and services, and therefore, a material adverse effect on our business, financial condition and results of operations. There can be no assurance that our net sales and results of operations will not be materially and adversely affected in the future due to changes in demand from individual customers or cyclical changes in the industries utilizing our products and services.

Cyclical Nature of Our Industry

Our industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving standards, short product life cycles and wide fluctuations in product and services supply and demand. The industry has experienced significant downturns, often connected with, or in anticipation of, maturing product cycles of the producing companies’ and their customers’ products and declines in general economic conditions. These downturns have been characterized by diminished product and services demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. Any future downturns could have a material adverse effect on our business and operating results. Furthermore, any upturn in these industries could result in increased demand for, and possible shortages of, components and services we provide. Such shortages could have a material adverse effect on our business and operating results.

Credit Risks and Dependence on Major Customers

We grant credit to customers in a variety of commercial industries. Credit is extended based on an evaluation of the customer’s financial condition and collateral is not required. Our inability to collect receivables from a large customer could have a material adverse effect on our business, financial condition, and results of operations.

There was only one customer that accounted for more than 10% of sales in our current year. That was Delphi Corporation, which is currently in Chapter 11 bankruptcy. While we are encouraged by the reported progress exiting that bankruptcy, a break down in that process could have a significant adverse impact on our operations.

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

International Sales

We consider all product and services sales with a delivery destination outside North America to be international sales. International sales are denominated primarily in U.S. currency, although some European customers require that we sell in Euros. We have not entered into any hedging activities to mitigate the exchange risk associated with sales in foreign currency. We intend to continue our focus on international sales. We anticipate that international sales will continue to represent a significant portion of our business. However, international sales are subject to fluctuations as a result of local economic conditions and competition. Therefore, we cannot predict whether we will be able to continue to derive similar levels of our business from international sales.

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

Operational Risks

Reliance on Limited Contract Manufacturers and Transition to a Fabless Business Model

For years we have relied upon contract manufacturers to assemble the bulk of our products. Our acquired Cirronet subsidiary also relies primarily on outside contractors. In the current year we announced that we were closing our Dallas manufacturing operations and were adopting a “fabless” business model for virtually all of our products. This will increase our reliance on outside contract manufacturers to the point that we rely almost exclusively on their ability to supply our customers products. In addition, we sometimes use outside contractors to provide services for our service business.

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

A substantial majority of our products are manufactured overseas in Taiwan, the Philippines and Japan. Due to such geographic concentration, a disruption of the manufacturing operations, resulting from sustained process abnormalities, human error, governmental intervention or natural disasters such as earthquakes, fires or floods could cause us to cease or limit our manufacturing contractors operations and consequently could harm our business, financial condition and results of operations.

Operating in a Service Business

The bulk of sales recognized at our Aleier subsidiary are for services rendered in connection with implementing our software, training, hosting, software support, tagging assets and various other services. Prior to the acquisition we have had only limited experience with service related revenue, primarily related to engineering design of systems using our products. Therefore our non-Aleier personnel are in the process of learning the requirements and techniques of a service business. We believe Aleier has an excellent opportunity to grow and obtain increased sales. In addition, we would like to create new service offerings involving a combination of our software and hardware capabilities. To successfully grow a service business, we will need to rapidly increase the number of personnel providing the services. While we have been successful in reassigning people from other parts of our business to help, we will additionally need to recruit and train persons from outside our company to be successful. We are able to provide some of these services via outside contractors, but that is an uncertain source of supply. Failure to secure sufficient service provider resources to meet customer demand would limit our ability to increase sales.

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

Timely implementation of improved manufacturing processes

We continually reduce our costs to offset the impacts of a reduction in our average selling prices. We need to do this through cost reduction in the facilities of our contractors. Our manufacturing processes are complex and involve procedures that are difficult to maintain if not carried out properly, which could result in incremental cost increase. While we continue to assist our contractors in doing this to some extent, the primary responsibility for doing this will be with our contract manufacturers. If our contract manufacturers cannot reduce the cost of our products sufficiently, we could suffer serious erosion of our gross profit margins.

Terrorism and the Uncertainty of War

The consequences of any terrorist attacks, or any armed conflicts that may result, are unpredictable, and we may not be able to foresee events that could have an adverse effect on our markets or business. These include, without limitation, the possibility that our insurance companies are unable to pay claims and that insurance may become unavailable or unaffordable.

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

We could be involved in claims and litigation over intellectual property rights, which may adversely affect our ability to manufacture and sell our products. The wireless industry is characterized by vigorous protection and pursuit of intellectual property rights. We believe that it may be necessary to initiate litigation against one or more third parties to preserve our intellectual property rights. In addition, we have received, and may continue to receive in the future, notices that claim we have infringed upon, misappropriated or misused other parties’ proprietary rights, which claims could result in litigation. Such litigation would likely result in significant expense to us and divert the efforts of our technical and management personnel. In the event of an adverse result in such litigation, we could be required to pay substantial damages, cease the manufacture, use and sale of certain products, expend significant resources to develop non-infringing technology, discontinue the use of certain processes or obtain licenses to use the infringed technology. Such a license may not be available on commercially reasonable terms, if at all. Our failure to obtain a license on commercially reasonable terms could cause us to incur substantial costs and suspend manufacturing products using such technology. If we obtain a license, we would likely be required to make royalty payments for sales under the license. Such payments would increase our costs of revenues and reduce our gross profit.

In addition, any litigation, whether as plaintiff or as defendant, would likely result in significant expense to us and divert the efforts of our technical and management personnel, whether or not such litigation is ultimately determined in our favor. The results of any litigation are inherently uncertain.

Effect of Regulatory Actions

Many of our products and the industries in which they are used are subject to U.S. and foreign regulation. Governmental regulatory action could greatly reduce the market for our products.

Product Liability

In the course of our business, we may be subject to claims for product liability for which our insurance coverage may be excluded or inadequate.

ITEM 2.	PROPERTIES

Much of our administrative, sales, marketing and research and development activities are located in facilities in Dallas, Texas, in two adjacent buildings totaling 58,000 square feet. One building, containing 27,000 square feet, is leased through October 2008. We own the second building of 31,000 square feet. The owned facility, including the surrounding parking lots, is situated on 2.1 acres. Most of the activities related to our Aleier subsidiary are located in a leased facility in Plano, Texas that has 4,800 square feet and is leased through July 2008. As our manufacturing operations are phased out in the building we own, we will consider using the space to replace all or part of the leased facilities in the Dallas, Texas area. Most of the activities related to our Cirronet subsidiary are located in a leased facility in Duluth, Georgia in a rented facility that has 19,000 square feet and is leased through February 2011.

We believe that our existing facilities are adequate for our current requirements and that the current properties are suitable and productive for their currently intended purposes. Due to our fabless business model, we do not expect to require significant manufacturing facilities or equipment in the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS

We are involved in routine litigation from time to time incidental to the conduct of our business. Such litigation is not expected to have a material effect on financial position, results of operations or cash flow.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock (symbol RFMI) is quoted on the NASDAQ Stock Market. The following table sets forth the high and low sales prices of our common stock during each quarter of fiscal year 2007 and 2006 as furnished by NASDAQ. These prices reflect prices between dealers, without retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

	Price Range
	2007		2006
	High	Low	High	Low
Quarter Ended
November 30	$6.40	$4.87	$6.53	$4.76
February 28	5.31	4.10	6.04	5.00
May 31	5.33	4.04	7.25	5.65
August 31	5.66	4.57	6.19	5.23

We have not paid dividends on our common stock during the past two most recent fiscal years and presently intend to continue this policy in order to retain earnings for use in our business. Under the terms of our bank credit agreement, we are restricted from paying dividends in certain circumstances. The number of record holders of our common stock as of October 31, 2007 was approximately 200 (which number does not include the number of shareholders whose shares are held of record by a brokerage house or clearing agency, but rather includes such brokerage house or clearing agency as one record holder). The last sales price for our common stock, as reported by NASDAQ on October 31, 2007 was $5.90.

We have not repurchased any of our outstanding equity securities during the two year period ending August 31, 2007.

Stock Performance Graph

The following graph shows the total stockholder return on an investment of $100 in cash made on August 31, 2002 for (a) our common stock, (b) the NASDAQ Stock Market (U.S.) and (c) the NASDAQ Electronic Components Index. All values assume reinvestment of the full amount of all dividends and are calculated as of August 31 of each year:

Equity Compensation Plan Information

The following table summarizes our equity compensation plans as of the fiscal year ended August 31, 2007:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options	(b) Weighted-average exercise price of outstanding options	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,032,202	$4.87	254,593
Equity compensation plans not approved by security holders**	548,873	$4.97	76,188

Total	2,581,075	$4.89	330,781

**	Our 1999 Equity Incentive Plan provides for non-statutory stock options, bonuses, or restricted stock and has not been approved by the stockholders. Neither our chief executive officer nor any of our other four most highly compensated executive officers are eligible to participate in this plan. Other officers are only eligible to receive awards that are an inducement essential to such individual entering into an employment agreement with us or any of our affiliates.

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended August 31,
	2007	2006	2005	2004	2003
	(In thousands, except gross profit margin & earnings per share amounts)
Statement of Operations Data:
Sales	$56,372	$54,162	$46,222	$48,506	$42,935
Cost of sales (a)	38,456	38,814	33,020	33,168	33,782

Gross profit	$17,916	$15,348	$13,202	$15,338	$9,153
Gross profit margin %	31.8%	28.3%	28.6%	31.6%	21.3%
Research and development	$8,521	$4,651	$4,381	$4,470	$3,266
Sales and marketing	8,985	6,667	5,386	5,384	4,877
General and administrative	4,630	3,284	2,962	3,040	2,648
Restructuring and impairment (a)	1,961	—	—	—	1,216

Total operating expenses (b)	24,097	14,602	12,729	12,894	12,007

Income (loss) from operations	(6,181)	746	473	2,444	(2,854)
Other expense, net	(846)	(115)	(29)	(193)	(462)

Income (loss) before income taxes	(7,027)	631	444	2,251	(3,316)
Income tax (benefit) expense	(1)	50	(40)	14	25

Net income (loss)	$(7,026)	$581	$484	$2,237	$(3,341)

Earnings (Loss) per share:
Basic	$(0.77)	$0.07	$0.06	$0.29	$(0.47)

Diluted	$(0.77)	$0.07	$0.06	$0.27	$(0.47)

Weighted average common shares outstanding:
Basic	9,066	8,014	7,861	7,597	7,170

Diluted	9,066	8,398	8,310	8,255	7,170

Balance Sheet Data (at August 31,): (b) (c)
Cash, cash equivalents and short-term investments	$2,404	$5,847	$5,450	$2,715	$216
Working capital	7,771	17,568	16,548	14,805	8,894
Total assets	50,569	30,400	27,839	26,773	24,823
Long-term debt	5,233	—	—	—	892
Stockholders’ equity	28,570	24,776	23,072	21,846	17,290

(a)	In fiscal 2007, we announced a restructuring plan for our component business which included the outsourcing of all Dallas manufacturing. The restructuring plan called for the reduction in headcount of approximately 120 people by severance and normal attrition. This reduction in headcount started in fiscal 2007 and will end in fiscal 2008. For the headcount reduction in fiscal 2007, we recorded $639,000 in accrued severance cost that represented reduction of 74 people. Also in fiscal year 2007, we recorded an impairment expense of approximately $1.3 million in fixed asset impairment expense and $1.2 million in inventory write-downs associated with the outsourcing of all Dallas manufacturing operations. This consisted of the write-down or write-off of equipment, inventory and other assets that were no longer usable to support manufacturing.

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

(b)	We acquired two companies in fiscal year 2007 for a total consideration of approximately $25 million recorded in fiscal year 2007. Related to this, we recorded $11.8 million in intangible assets, $11.3 million in goodwill, $5.1 million in acquisition-related liabilities and $0.4 million of net deferred tax liabilities. Amortization of the acquisition-related assets resulted in $1.5 million in operating expenses in 2007.

(c)	Balance sheet components have improved in recent years because of profitable results and favorable operating cash flow. In prior years, the major components have trended down primarily because of actions we have taken as part of our overall restructuring program in response to lower sales levels and losses that we incurred. The major items include:

(1)	Increased cash in fiscal years 2006, 2005 and 2004 and elimination of bank debt as a result of positive operating cash flow and proceeds of common stock issued under employee stock programs.

(2)	Inventory write-down in fiscal year 2003 of $2.6 million primarily to revise product lines and recognize obsolete inventory.

(3)	Shifting the responsibility for some raw materials inventory to offshore contractors.

(4)	Fixed asset impairments in fiscal years 2002 and 2003, totaling $1.4 million to reflect equipment no longer required mostly due to transition of production offshore.

(5)	A reduction in capital spending due to reliance on offshore contractors, resulting in depreciation in excess of capital spending.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business

For a description of our business and markets, see the section above entitled Business.

Executive Summary

We operate in two different environments in our two business groups. The Wireless Components business is characterized by a very competitive environment that has declining average selling prices and frequent product innovation. Arrayed against us are several large competitors who have superior financial and other resources. We have competed successfully for over 25 years by cultivating close customer relationships with a diverse group of customers in varied applications, markets and geographic locations. In contrast, our Wireless Solutions business is characterized as a developing market with only a generalized definition of products, services, markets and applications. Competition is not well defined and typically consists of much smaller competitors.

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

Our base Wireless Components business has declined in sales due to decreased average selling prices in several intensely competitive markets and loss of market share to competing technologies. As a result, we have focused our product and market developments on products for our Wireless Solutions business which we feel offer a technical edge and have greater gross margin potential. A key factor in our sales performance is whether or not we develop and sell enough new products to offset the decline in selling price and unit volume of our older products. Overall economic conditions in the electronics industry, which has historically experienced extreme increases and decreases in demand within short periods of time, is another key factor that influences our sales performance. We believe our markets are currently in a period of stable to increasing overall demand, depending on the market involved. A key factor in our gross margin performance is whether or not we can reduce our costs (through innovation and increased volume) and improve our product mix towards higher margin products to offset expected declines in average selling prices. The Cirronet and Aleier acquisitions implement our strategy to grow sales with new products that have higher margin potential.

We have systematically increased our operating expenses to support our Wireless Solutions initiative and that has somewhat increased our sales breakeven point. Despite increased operating expenses, we have normally generated positive cash flows in recent periods. See the section below entitled Liquidity for discussion of cash flows for the current period. While we intend to continue some level of positive cash flows in future periods, the amount of positive cash flow may decrease or occasionally turn negative due to fluctuating revenues or the need for increased working capital to support increased sales or increased capital spending and other investments to support growth programs. We feel we currently have the financial resources necessary to execute our business plans.

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

In fiscal year 2005, we recorded a charge of $135,000 due to the commencement of Chapter 11 proceedings by Delphi Corporation. In subsequent and previous years our losses were much smaller. However, there is no guarantee that we will continue to experience relatively low rates of loss in the future. A significant change in the liquidity or financial condition of a large customer or group of customers could have a material adverse effect on our ability to collect our receivables and we may incur losses as a result.

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

In recent years we have written off significant amounts of inventory. In the current fiscal year, we wrote down $1.2 million in inventory related to our transition to a fabless business model. In fiscal year 2003, we wrote down $2.6 million of inventory to reflect changes that occurred in our marketing strategy to accelerate the migration of our products to smaller packages. This was done in response to an abrupt shift in market requirements toward smaller packages. Inventory write-downs in the other years presented were much smaller.

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

Goodwill and Other Intangible Assets

We have adopted Statement of Financial Accounting Standards, or SFAS, No. 142 “Goodwill and Other Intangible Assets”, or SFAS 142, which requires companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life. We review goodwill and intangible assets with indefinite lives for impairment annually and upon occurrence of any event that indicates potential impairments. In accordance with SFAS 142, we perform an annual impairment review during the fourth quarter of each fiscal year. We conducted such a review at the end of fiscal year 2007 and determined that there was no impairment.

SFAS 142 prescribes a two-phase process for impairment testing of goodwill. The first phase screens for potential impairment, while the second phase (if necessary) measures the impairment. Goodwill is potentially impaired if the net book value of a reporting unit exceeds its estimated fair value. In calculating the impairment charges, the fair value of the reporting unit is estimated using a discounted cash flow methodology. The significant assumptions used in these calculations include discount rates, estimated future growth rates and operating margins. A change in any of these assumptions could significantly impact the estimated fair value of the reporting unit. SFAS 142 also requires that the fair value of the purchased intangible assets with indefinite lives be estimated and compared to the carrying value. We estimate the fair value of these intangibles assets using an income approach. We recognize an impairment loss when the estimated fair value of the intangible asset is less than the carrying value.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144 “Accounting for Impairment of Long-Lived Assets”, we record impairment losses on long-lived assets when events and circumstances indicate that such assets are not recoverable and impaired such that the estimated fair value of the asset is less than its recorded amount. Conditions that would necessitate an impairment assessment include material adverse changes in operations (such as happened in our second quarter), significant adverse differences in actual results in comparison with initial valuation forecasts prepared at the time of acquisition, a decision to abandon acquired products, services or technologies, or other significant adverse changes that would indicate the carrying amount of the recorded asset might not be recoverable.

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

Deferred Income Taxes

In fiscal year 2001, we recorded a full asset valuation allowance against tax loss carryforwards and other tax benefits according to the SFAS 109 “Accounting for Income Taxes” guidelines. Since then we have generally not recorded significant net federal tax benefits or expenses, since they were offset by the valuation allowance. In the current year, however, we recorded a net deferred tax liability associated with our acquisitions. The only other exception to this was in fiscal year 2002 when a change in tax law allowed us to collect a significant tax refund, which was recorded in the period in which the change in tax law occurred. We may record relatively small amounts of tax expense in future periods related to alternative minimum income taxes due on either a state or federal level. We still retain a large amount of potential tax benefits for tax loss carryforwards and other factors, as explained in the notes to the financial statements. These benefits may be realized in future periods. As a result, we do not expect to record significant federal income tax expense related to operations in the near future.

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

Revenue Recognition

We recognize revenue for the most part when we ship the product (including software) to the customer. The exceptions are revenue from service projects from our Aleier subsidiary and consignment programs for several customers. Together, these account for less than 5% of fiscal year 2007 sales. Revenue from Aleier service projects is recognized on a percentage of completion basis. We recognize sales from consigned products when the customer pulls the product for use from the consigned inventory.

In all cases, we recognize product sales at the point at which legal title passes to the customer. Our standard terms and conditions are FOB our factory. We permit the return of defective products and accept limited amounts of product returns in other instances. Accordingly, we provide allowances for the estimated amounts of these returns based on historical experience when we recognize revenue. A small portion of our revenue, called technology development sales, is derived from engineering design services performed for customers.

Stock-Based Compensation

We adopted SFAS 123(Revised 2004), “Share-Based Payment”, or SFAS 123(R), for our fiscal year beginning September 1, 2005 using the modified prospective method. In compliance with the standard, we recorded stock-based compensation expense in fiscal years 2007 and 2006 related to options for employees and directors and for our Employee Stock Purchase Plan, or ESPP. The fair value of stock options granted and favorable pricing of our stock offered under the ESPP is determined using the Black-Scholes model. Prior to the fiscal year 2006, we accounted for our option plans and ESPP under APB 25 and, accordingly, did not recognize compensation expense for options granted to employees and directors or for our ESPP. Compensation expense for consultant options has been recorded in the current and prior years and is recognized over the vesting life of the options, which is aligned with the consulting service life.

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

Results of Operations

In this section we will discuss our financial statements. In doing this, we will make comparisons between the following periods, which we believe are relevant to understanding trends in our business:

•

The fiscal year ended August 31, 2007, referred to as current year or fiscal 2007, is compared to our fiscal year ended August 31, 2006, referred to as prior year or fiscal 2006. Fiscal 2006 is compared to our fiscal year ended August 31, 2005, referred to as fiscal 2005.

•

The three months ended August 31, 2007, referred to as current quarter or fourth quarter, compared to the three months ended August 31, 2006, referred to as comparable quarter of the prior year or prior year quarter, and the three months ended May 31, 2007, referred to as the previous quarter or third quarter.

The following table displays, for the years ended August 31, (a) the percentage relationship of certain items from our statements of operations to total sales and (b) the percentage change in these items from year to year:

	Percentage of Sales			Year-to-Year % Change
				2006 to 2007	2005 to 2006
	2007	2006	2005
Sales	100%	100%	100%	4%	17%
Cost of sales	68	72	71	1	18

Gross profit	32	28	29	17	16
Research and development	15	9	10	83	6
Sales and marketing	16	12	12	35	24
General and administrative	8	6	6	41	11
Restructuring and impairment	4	—	—	n/a	—

Total operating expenses	43	27	28	65	15

Income (loss) from operations	(11)	1	1	(927)	58
Other expense, net	2	—	—	636	297

Income (loss) before income tax	(13)	1	1	(1,214)	42
Income tax expense (benefit)	—	—	—	(102)	225

Net income (loss)	(13)%	1%	1%	(1,309)%	20%

Sales

The following table displays, in thousands of dollars, sales for our product lines and the percentage relationship of those product lines to total sales for the periods indicated:

	Years Ended August 31,
	2007		2006		2005
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Product Sales:
Wireless Solutions Group:
Virtual Wire™ Radio products	$13,127	23%	$13,675	25%	$11,752	25%
Cirronet and Aleier Brand *	13,301	24	550	1	—	0

Subtotal	26,428	47	14,225	26	11,752	25

Wireless Components Group:
Filters	17,648	31	22,086	41	15,178	33
Frequency control modules	3,461	6	4,229	8	3,680	8
Low-power components	8,835	16	13,622	25	15,612	34

Subtotal	29,944	53	39,937	74	34,470	75

Total sales	$56,372	100%	$54,162	100%	$46,222	100%

*	Fiscal year 2006 is adjusted from prior disclosure to reflect $550 of Virtual Wire product that is similar to the Cirronet brand. This was reclassed from Virtual Wire™ Radio products to Cirronet and Aleier Brand.

Overall Sales Trends in Fiscal 2007 Compared to Fiscal 2006

Our total sales increased 4% in fiscal 2007 compared to fiscal 2006. Our two lines of business had very different trends. The Wireless Solutions group had an 86% increase in sales, primarily as a result of our two acquisitions at the beginning of the current fiscal year. The Wireless Components group had a 25% decline, primarily a result of older products which had a lower number of units shipped. This decrease in number of units sold was primarily due to decreased sales to automotive and satellite radio markets, due to reduced production rates of products for end customers in those markets.

Our strategy has been to grow our Wireless Solutions business to offset an expected decline in the Wireless Components business. We have focused our product and market development efforts on products with higher technical content, which allows them to be sold with higher gross margins. One of the biggest factors in determining what happens to total sales in the future will be whether or not the anticipated growth in Wireless Solutions sales will be greater than or less than the anticipated decline in sales for our Wireless Components business.

We compete in very price competitive markets (such as the automotive and satellite radio markets) in which customers require decreased prices over time to retain their business, particularly for products in the Wireless Components group. In addition, we understand that as new products ramp up in volume our customers expect economies of scale to result in lower pricing. As a result, two of our product lines experienced a decline in average selling prices in the range of 1% to 6% in the current year. Although the filter product line actually experienced a slight increase in average selling price, that was due to a shift in product mix within the product line, rather than any actual increases in selling prices to our customers. A decline in average selling prices adversely impacts gross margin, as well as sales. Therefore, offsetting this impact is an important part of our strategic plan. We have achieved significant market position in most of the markets on which we focus. However, we believe that price competition from much larger and better financed competitors represents a significant risk in maintaining our sales levels and gross margins, particularly in the automotive and consumer markets. For a discussion of strategies for sustaining gross profit, see the section below entitled Gross Profit.

Our sales success is highly dependent on the following factors: (1) our success in achieving increases in sales for Wireless Solutions products and services which have a higher technical content (2) achieving technological advances in our product design and manufacturing capabilities; (3) our ability to sell our products in a competitive marketplace that can be influenced by outside factors, such as economic and regulatory conditions; (4) competition from alternative technologies or from competitors duplicating our technologies; and (5) the impact of competitive pricing. These and other factors may adversely affect our ability to grow or even maintain our sales levels.

We have put forth considerable effort developing new products and services. However, the timing of any sales resulting from new products and services is dependent upon the customers’ product introduction and software implementation cycles. Sales to OEM customers are particularly dependant on the customers’ success in their market development program. It is difficult for us to predict when, or if, new products and services will have a significant impact on our sales.

We have experienced sudden increases in demand in the past which have put pressure on our manufacturing facilities and those of our offshore contractors to increase capacity to meet this demand. In addition, new products sometimes require different manufacturing processes than we currently possess. We now are participating in some service markets which are dependant on having the capability to provide the services our customers want. We may not be able to increase the manufacturing capacity of our assembly contractors, improve our manufacturing processes in a timely manner so as to take advantage of increased market demand or to increase our capability to provide services. Failure to do this could result in a material loss of potential sales.

Overall Sales Trends in Fiscal 2006 Compared to Fiscal 2005

Our total sales increased 17% in fiscal 2006 compared to fiscal 2005. The primary reason for this was an increase in sales for three of our four product lines due to an increase in the number of units sold. This increase was the result of greater market acceptance of our fairly new products, particularly for the satellite radio application. Sales for the fourth product line (low-power components) decreased in line with trends seen in prior years, as explained below in the section entitled Product Line Sales Trends: Low-Power Components. We have anticipated this trend of lower sales of low power components products for some time. As a result, for several years we have focused our product and market development efforts on products with higher technical content, which allows them to be sold at higher average selling prices. We had considerable success in increasing sales for these higher-priced products in the current year. Sales increased more than 33% for these products, as we sold 64% more units, particularly filters for the satellite radio application which is discussed below.

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

Product Line Sales Trends:

Wireless Solutions Group

Cirronet and Aleier Brand products

Sales for these products and services increased $12.8 million, primarily as a result of the acquisitions of Cirronet and Aleier. These acquisitions were a major part of our strategy to grow sales for our Wireless Systems products within our Wireless Solutions group. We had some sales of these products in fiscal 2006. This was reclassed from Virtual Wire™ Radio products to Cirronet and Aleier Brand. Many of the customers in this group are in what we are classifying as the industrial market to OEM customers, resulting in more sales to this market application.

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

To accelerate our efforts in this area, we acquired both Cirronet and Aleier in the first quarter. See Note 15 of the financial statements for the financial details. Cirronet provides longer range modules, as well as gateway and network bridge products to connect different network types to one another. With the Cirronet acquisition, we believe we are in position to offer the broadest ranges of radios, modules and protocols in the industry. To our knowledge, no one else combines such a broad line of radio offerings with a value added software application. To help customers take full advantage of the wealth of new data provided by low-power radio systems, Aleier provides enterprise level software for tracking assets and managing workflows related to those assets. The Aleier platform is web-architected and modularized for maximum flexibility in adapting it to specific customer requirements.

We have developed several FCC certified standard products and completed a great deal of work on custom development contracts for this market, which includes starting the production phase for the Cooper Bussmann InVisionTM Downtime Reduction System. Besides a variety of radio products, we use several communication protocol systems to manage point-to-point, point-to-multipoint or mesh wireless sensor networks. Our sales force is now working with customers to design these products into their applications. In the current quarter, legacy RFM Wireless Systems sales are included in Cirronet and Aleier brand products, reflecting how these products are managed.

An important consideration was the increased potential gross margin these products and services offer because of their higher technical content. The increased sales for these products represented a significant improvement in product mix, contributing to increased gross margins. See the section below entitled Gross Profit for further discussion on this.

Virtual Wire™ Short-range Radio products

Sales for Virtual Wire™ Short-range Radio products decreased 4% in fiscal 2007 as compared to fiscal 2006, while they increased 22% in fiscal 2006, as compared to fiscal 2005. The decrease in the current year was primarily due to a similar decrease in the number of units sold, due to changes in the production schedules of several major customers. Price changes for these products that occurred in comparison to the prior year were fairly small and were related more to changes in product mix between different applications than due to competitive conditions.

The increase in the prior year was due to a 29% increase in the number of units sold. The increase in the number of units sold was primarily due to greater market acceptance for two growth applications – AMR and medical. We have focused on these applications for some time. In addition, sales increased approximately $1 million to our world wide network of distributors, returning to more normal levels. In the prior year, sales to distributors had declined significantly from fiscal 2004 as a result of decreases in inventory levels that occurred in their supply chains. Partially offsetting the increase in the number of units sold for these products was a 5% reduction in average selling prices, as competitive conditions forced us to lower prices.

For several years we have devoted considerable resources developing and marketing Virtual Wire™ Short-range Radio products. We believe these products offer potential for considerable growth in sales in numerous wireless applications, particularly for applications that require small size and low power consumption. We intend to continue working with our customers to develop new applications using Virtual Wire™ Short-range Radio products, including the third generation of this product, which will add several new features. In addition, we recently launched a new line of RFIC products, including receivers, transmitters and transceivers. We are not certain when, if ever, these new products will significantly impact future sales.

Wireless Components Group

Filters

Filter sales decreased 20% in fiscal 2007 as compared to fiscal 2006, but they increased 46% in fiscal 2006, as compared to fiscal 2005. In both years the changes were primarily due to fluctuations in the number of units sold, particularly for satellite radio applications. The unit decrease was 23% in the current year, while the unit increase in the prior year was 70%.

We provide filters for radios that provide services from both Sirius Satellite Radio Inc. (NASDAQ:SIRI) and XM Satellite Radio Holdings, Inc. (NASDAQ:XMSR). In the current year, there has been a significant slowdown in sales for satellite radio applications caused by a slowdown in the rate of new subscriptions to satellite radio services due to competitive forces in this market. In addition, both satellite radio service providers were negatively impacted by FCC actions that took several versions of their products off the market until changes were made eliminating electronic interference, particularly for portable consumer versions of the radios. We have not yet seen any significant recovery for consumer versions of these products. Regulatory actions which negatively impact the satellite radio market could have a material adverse effect on our sales. We do not believe we are losing market share for satellite radio products. In the prior year, satellite radio subscriptions were increasing at a rapid rate, reflecting increasing market acceptance of these products and resulting in increases in our sales of these products.

It is clear that our sales of filter products into the satellite radio market will continue to be heavily dependent on the success of the satellite radio service providers in increasing the number of subscriptions for their service. Since we are the dominant supplier for both providers’ radios, we believe we will not be significantly impacted by the proposed merger of the two companies. A favorable factor is an increasing number of models of automobiles that are having satellite radios installed at the factory. A negative factor is the lack of recovery for consumer (aftermarket) products. As a result, forecasting future unit sales for these products is very difficult.

Partially offsetting the current year decline mentioned earlier in this section was an increase in sales for several products serving the Chinese telecommunications market. Sales to this market segment increased approximately $2.4 million, due to an increased number of units sold and increased market acceptance for these telecommunication products. We expect that sales for the Chinese telecommunications market will continue to be high for some time, but they may decline after the build out related to the 2008 Olympics is completed. The resulting change in product mix within the filter product line was the reason that average selling prices actually increased 4% from the previous year. The increase in average selling prices was offset by a corresponding increase in unit costs, as the telecommunications products come in larger, more expensive packages.

A difficulty we face for filter products is the ongoing trend of lower average selling prices for comparable products. Competitive conditions for these products have forced us to provide lower prices to maintain our position. The automotive and consumer markets tend to be more price competitive than the other markets we serve. For instance, in the prior year average selling prices declined by 15%. We expect the general trend of lower average selling prices for comparable products will continue to have an adverse effect on future sales and margins, and this trend may result in lower overall sales of filter products in the immediate future. For a discussion of strategies for sustaining gross profit, see the section below entitled Gross Profit.

Frequency Control Modules

Frequency control module sales decreased 18% in fiscal 2007 compared to fiscal 2006 while they increased 15% in fiscal 2006, as compared to fiscal 2005. The sales change in each of these years was primarily due to a corresponding change in the number of units sold to customers in high-end computer and internet infrastructure markets. These markets are subject to volatile changes due to economic conditions in the telecommunications market and production rates at several major contract manufacturers. We believe that production rates were at very high levels at the contract manufacturers in fiscal 2006, compared to more normal levels in fiscal 2007 and 2005. Future sales of these products will be highly dependent upon economic conditions in the markets these products serve. Pressures on average selling prices for frequency control module products are not nearly as great as in some of our other markets.

Low-power Components

Sales for low-power components products decreased 35% in fiscal 2007 compared to fiscal 2006 and they decreased 13% in fiscal 2006, as compared to fiscal 2005. The decrease in sales in both years was primarily due to decrease in the number of units sold in both years – 31% in the current year and 11% in the prior year. In addition, there was a decrease in average selling prices of 6% in the current year and 2% in the prior year.

These results represent an ongoing trend for these products. The trend we have experienced is a decline in sales for some of our mature products, including products for the tire pressure monitoring and remote keyless entry applications. Many of our products sold into this application are based on mature technology and conversion to other technologies such as multiple function integrated circuits and phase locked loop radios. In addition, some customers have switched to very low-priced competitors.

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

The primary market for these products is the automotive market, which is characterized by very competitive conditions and declining average selling prices. Average selling prices for low-power components decreased approximately 6%, in comparison to the prior year. Smaller package styles, which also are offered at lower prices, are taking an increasing market share. We expect that the trend of lower average selling prices for low-power component products to continue, as competitive market conditions require future price reductions.

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

Other Sales Trends

The following table provides additional data concerning our sales:

	Percentage of Sales
	2007	2006	2005
Sales for top five customers	36%	47%	41%
Distribution sales	20%	27%	24%
Number of customers with 10% or more sales	One	One	One
Sales for 10% or more customer	14%	13%	12%
International sales	42%	55%	61%

Many of the changes in these figures result from the change in our customer base as a result of our acquisitions. For instance, the reduction in sales from our top five customers is because we now have a somewhat more diverse customer base. The reductions in sales through distribution and in international sales are also due to a somewhat different customer base. The increase in sales to the top five customers in the prior year resulted from sales increases in satellite radio applications.

One customer, Delphi Corporation, or Delphi, accounted for more than 10% of sales in the current year. Delphi is currently in Chapter 11 reorganization proceedings. While we are encouraged by the reported progress in those efforts, we cannot be assured that they will be successful. If sales to Delphi were interrupted by a problem with the bankruptcy process, that could have a material adverse effect on our operations.

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

Amortization of Increased Asset Values Related to Fair Value of Acquired Businesses

In the first quarter we acquired the business of Cirronet and Aleier, as described in Note 15 to our consolidated financial statements. This resulted in recording approximately $11.1 million of assets that are required to be amortized and depreciated on a straight-line basis over various lives, such as intangible technology and other assets, increased fair value of fixed assets and a stepped up valuation of inventory. The amortization of these items is a non-cash expense. The amortization of these acquisition related items resulted in recording additional amortization and depreciation expense as follows (in thousands):

Year ended August 31, 2007
Cost of Sales	$371
Research and development expense	1,206
Sales and marketing expense	197
General and administrative expense	63

Total additional amortization and depreciation expense	$1,837

Amortization costs in our next fiscal year will decrease by approximately $300,000 (mostly for Cost of Sales items) as a result of certain items having only a one year amortization period. Most of the remaining acquisition related items have original amortization lives of 8 or 9 years.

Stock Compensation Expense

We adopted SFAS 123(R) for our fiscal year beginning September 1, 2005, or fiscal 2006. Most of the expense that was recorded in fiscal 2006 related to the unvested portion of stock grants that were made in prior years. In fiscal 2006, we also switched to restricted stock units, or RSUs, as our primary stock compensation vehicle in lieu of stock options, to better match the employees’ perceived benefit with the financial statement cost. Also, RSUs result in less dilution and, as we have implemented them, generally less expense. Most of our stock compensation expense in the current year relates to RSUs.

A summary of stock compensation expense is as follows:

	2007	2006
Cost of Sales	$79,000	$158,000
Research and development expense	84,000	78,000
Sales and marketing expense	156,000	135,000
General and administrative expense	293,000	232,000

Total additional stock compensation expense	$612,000	$603,000

We intend to continue to use various stock plans as an important part of our compensation package. We are competing for talent with other companies that have stock plans in place and our work force values stock as a form of compensation. We intend to primarily issue RSUs in lieu of stock options in future periods to lessen dilution and control expense.

Gross Profit

Overall Gross Profit Trends in Fiscal 2007 Compared to Fiscal 2006

Gross profit margin increased to 31.8% in the current year compared to the prior year’s 28.3%. The primary reason for the increase in gross margin in comparison to the prior year was a favorable change in product mix, including the impact of the recent acquisitions. Gross profit for our segments in the current year was 46% for our Wireless Solution business and 19% for our Wireless Component business. In prior years, we operated as a single segment. See Note 11 to our consolidated financial statements. Due to their higher technical content, our Wireless Solutions and frequency control products have higher potential gross margins than our commodity-type products such as filters and low-power components. The acquired companies have gross margins comparable to our other Wireless Solutions products. The higher margin products accounted for 53% of total sales in the current year, compared to only 34% of total sales in the prior year. Product mix improvement was a major benefit of our acquisition strategy.

We experienced a gross margin improvement in the current year despite the impact of an increase in our inventory reserve of $1,198,000 that we recorded in the second quarter related to the elimination of our Dallas manufacturing facility. The reserve was needed to record the estimated impairment of value for inventory that will no longer be needed because of the transition offshore. This includes the rationalization of product variations needed to accomplish the transition. This increase in the reserve amounted to 2.1% of the current year’s sales. In addition, we incurred amortization expense in cost of sales of $371,000 related to our acquisitions as mentioned above in the section entitled “Amortization of Increased Asset Values Related to Fair Value of Acquired Businesses.” This amounted to 0.7% of sales in the current year, most of which will not recur in fiscal 2008. Therefore, eliminating the impact of these two items would have resulted in a gross profit margin of 34.6%.

During fiscal 2007, we announced a restructuring to eliminate our Dallas manufacturing operation that is intended to make Wireless Components products more competitive, even at lower sales levels. We are in the process of this restructuring, which should be largely complete by the end of the first quarter of our next fiscal year. This was an acceleration of our plan to move our operations to a “fabless” business model. We have previously had success in moving most of our assembly operations offshore. We believe this restructuring will generate annual savings of approximately $5 million per year, most of which will represent an improvement in gross margin. Partial savings were realized in the fourth quarter of fiscal year 2007 and a partial realization of these savings will also occur in the first quarter of fiscal 2008. We believe full benefit of these savings will be in effect for the last three quarters of fiscal year 2008.

Our largest ongoing product lines (Virtual Wire™ Short-range Radio products and filters) experienced similar or slightly greater gross profit margins as the prior year, as any decreases in average selling prices were offset by corresponding or greater cost reductions, as has been our strategy for several years. The two smaller ongoing products lines (Low-power Components and Frequency Control Modules) experienced somewhat lower gross profit margins as a smaller number of units sold resulted in higher overhead costs as a relatively high amount of fixed costs (e.g. depreciation of manufacturing equipment) were spread out over fewer units, resulting in higher costs per unit. These costs were primarily related to our Dallas manufacturing facilities and the increasing costs per unit were one of the factors that influenced our decision to move to a fabless business model. While this resulted in restructuring and other costs in the current year, we believe the new business model will result in annual savings of approximately $5 million per year allowing us to remain competitive in those product lines.

Overall Gross Profit Trends in Fiscal 2006 Compared to Fiscal 2005

Gross profit margin remained nearly the same at 28.3% in fiscal 2006, compared to 28.6% in fiscal 2005. The gross margin percentage of sales would have been almost exactly the same if fiscal 2006 had not included a $158,000 increase in stock compensation expense as a result of the adoption of FASB Statement 123(R) and our change to RSUs in lieu of stock options. The ongoing impact of lower average selling prices for our products going into competitive markets was almost entirely offset by the net effect of our cost reduction efforts.

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

Each of our product lines experienced a decline in average selling prices in the fiscal 2006 of 2% or more. We expect this trend to continue, so ongoing cost reduction is crucial to maintaining or improving gross margin.

Factors Influencing Gross Margins

Our gross margin continues to be influenced by several factors, both favorable and unfavorable. The favorable factors that influence gross margin represent our long-term efforts to improve gross margins. These include:

(1)

Shift in product mix - Our higher-priced products, such as Wireless Solutions products and frequency control modules have a greater long-term potential for gross margins than the very price-sensitive low-power component and satellite radio filter products. A shift in sales to these products has a large positive impact on margins. These higher-margin products in the current year represented 53% of total sales, compared to 34% in the previous year, so there was significant shift in margins resulting from mix in the current year. A major factor causing this shift in product mix was our acquisition of two Wireless Solutions companies this year (Cirronet and Aleier). Our strategy is to increase the portion of sales to products that have higher potential gross margins, primarily the Wireless Solutions products, by focusing our product and market development efforts on them. While this is our strategy, we cannot assure that such an improved product mix will be achieved in future periods. In fact, at times during our current year our product mix shifted unfavorably, resulting in lower margins.

(2)	Success in achieving ongoing cost reduction - Normally our product lines have achieved cost per unit reductions on a year-over-year basis, as described in the previous section. This is our general strategy to offset the impact of decreasing average selling prices. To enhance this strategy we made the decision in fiscal 2007 to move to a “fabless” business model, which we believe will result in a significant decrease in costs on a per unit basis and increased gross profit margin. We intend to continue our efforts to reduce manufacturing costs in future periods.

(3)	Higher number of units sold or produced – This factor results in lower average unit cost due to relatively high fixed manufacturing costs being spread over a larger amount of sales and production. Our plan is to increase sales to achieve this result. However, if sales were to decrease in future periods, this factor would become an unfavorable factor, as happened with low-power components and frequency control module products in the current year.

Unfavorable factors which influence gross margin, some of which are outside of our control, include, but are not limited to, the following:

(1)	Decrease in average selling prices - As discussed above, there is normally a reduction in average selling prices in virtually all of our product lines. We expect that the trend toward lower average selling prices within our product lines will continue due to competitive pressures and the fact that newer products, like older products, are reaching levels at which customers expect volume-based price breaks.

(2)	The impact of non-cash charges for obsolescence and write-downs of inventory - For example, we incurred substantial non-cash charges and write-downs in fiscal 2007 related to our decision to move to a “fabless” business model.

(3)	New products encounter ramp up costs associated with new manufacturing processes - We will continue to introduce new products into our contract manufacturers processes, and, therefore, we may be subject to unanticipated new product production costs that negatively affect our gross margin.

Research and Development Expense

Research and development expense was approximately $8.5 million, $4.7 million and $4.4 million in fiscal 2007, 2006 and 2005, respectively. The 83% increase in the current year was primarily due to the impact of the two acquisitions. The acquisitions accounted for $3.4 million of the $3.8 million increase in research and development expense, including $1.2 million in amortization of increased asset values related to fair value of the acquisitions. As a result of the acquisitions, we significantly increased our head count of personnel devoted to the development of new products and services. The remainder of the increase represents our ongoing efforts to develop new products, particularly consulting expenses.

Research and development expenses were 15% of sales in the current year, 9% in fiscal 2006 and 10% of sales in fiscal 2005. We believe that the greater technical content of the Wireless Solutions business and our growth strategy requires higher research and development expenses as a percentage of sales than we incurred in prior years, at least for the foreseeable future.

We believe that the continued development of our technology and new products is essential to our growth and success. We are committed to continuing to devote significant resources to research and development primarily for the Wireless Solutions group and expect research and development expenses to remain the same or slightly increase in the immediate future.

Sales and Marketing Expense

Sales and marketing expense was $9.0 million, $6.7 million and $5.4 million in fiscal 2007, 2006 and 2005, respectively. This 35% increase over the prior year was primarily due to the impact of the acquisitions. The increase due to the acquisitions was partially offset by a decrease in sales commission expense due to lower sales of legacy products. The acquisitions accounted for approximately $2.5 million in increased cost, more than the $2.3 million increase from the prior year, including $0.2 million in amortization of increased asset values related to fair value of the acquisitions. The prior year increase was largely the result of increase in sales commission expenses that fluctuated in line with sales levels.

Sales and marketing expenses were 16% of sales in the current year, compared to 12% of sales in fiscal 2006 and 2005. The sales channels that were acquired have been integrated with existing sales channels, resulting in significantly larger sales and marketing organizations. We believe that the greater technical content of the Wireless Solutions business and our growth strategy requires higher sales and marketing expenses as a percentage of sales than we incurred in prior years, at least for the foreseeable future.

We intend to try aggressively to increase sales in future periods, particularly for Wireless Solutions sales. Therefore we expect to maintain a relatively high level of sales and marketing expense. We expect to incur comparable or slightly increased sales and marketing expenses in the immediate future, with the exception of sales commission expenses which will fluctuate in line with sales levels.

General and Administrative Expense

General and administrative expense was $4.6 million, $3.3 million and $3.0 million in fiscal 2007, 2006 and 2005, respectively. This 41% increase over the prior year was primarily due to the impact of the acquisitions. The acquisitions accounted for approximately $1.6 million, more than the $1.3 million increase from the prior year, including $63,000 in amortization of increased asset values related to fair value of the acquisitions. With the acquisition, we added administrative personnel, as well as other administrative expenses. Other costs, such as executive compensation, were lower than last year.

General and administrative expenses were 8% of sales in the current year, compared to 6% of sales in fiscal 2006 and 2005. We expect to incur comparable or slightly increased general and administrative expenses in the immediate future.

Restructuring and Impairment Expense

In the current year we made the decision to downsize and, subsequently, to eliminate the Dallas manufacturing facility and move to a “fabless” business model. That will have the impact of idling many of the fixed assets that the facility had been using and a large reduction in head count, with its associated severance costs, resulting in $1,961,000 in restructuring and impairment expense. Of this, $1,322,000 was for an impairment reserve as we evaluated the relevant fixed assets and set up a reserve to write those assets down to estimated fair value. The remaining $639,000 was for severance cost related to the head count reductions. We expect to have additional restructuring cost related to additional head count reductions of approximately $300,000 over the next two quarters. There was no such expense in the prior year.

Total Operating Expenses

Operating expenses increased $9.5 million compared to the prior year. Approximately $7.5 million of that was due to the impact of the acquisitions (including $1.5 million in amortization of increased asset values related to fair value of the acquisitions) and $2.0 million was due to restructuring expenses. Our Wireless Solutions strategy is to continue to aggressively develop new products and markets to seek rapid sales growth, so we expect to incur comparable or slightly increased operating expenses (other than restructuring expense) in the immediate future, except for sales commissions expense which will fluctuate with sales. Restructuring expense (related to severance costs) is expected to be much lower in the next several quarters.

Other Income (Expense)

Other expense increased to $846,000 in the current year, compared to only $115,000 in fiscal 2006 and $29,000 in fiscal 2005. The significant increase in expense from the prior year was primarily a result of the use of bank debt to help finance the acquisitions during the current year, as well as the use of cash balances for the same purpose and the resulting reduction in interest income. In addition, we incurred an expense to write off a $137,000 investment in a wireless systems start-up company. We expect to incur comparable or slightly increased other expense in the immediate future, including an increase in interest expense related to the financing of the final payments due to the former shareholders of the acquisitions we made in fiscal 2007.

Income Tax Expense (Benefit)

In both the current and prior years we recorded small provisions for state income tax or in some cases adjustments to alternative minimum federal and state income tax accruals. We expect to record relatively small income tax provisions until the recovery of deferred tax assets is more likely than not. The Cirronet and Aleier acquisitions did not have a material impact on income tax expense in the current year.

In fiscal 2001, we fully reserved, in a non-cash charge, all tax benefits that had been recorded prior to that point in accordance with SFAS 109. We continue to maintain a substantial valuation allowance on our deferred tax assets due to our historical losses and a limited history of taxable income. In accordance with SFAS 141 “Business Combinations”, we recorded a net $421,000 deferred tax liability related to our acquisition of Cirronet, with the difference being adjusted to goodwill, rather than profit and loss. We retain the tax benefits that have been reserved and we will realize the benefits in future periods to the extent we are profitable. As of the end of the current year, we have income tax carryforwards and other potential tax benefits available to reduce future federal taxable income by approximately $19.6 million as explained in Note 13 to our financial statements. The NOL carryforwards expire August 31, 2020.

Earnings (Loss) per Share

Net loss for the current year was $7.0 million, compared to a net income of $0.6 million for fiscal 2006 and $0.5 million for fiscal 2005. Our diluted loss per share was $0.77 for fiscal 2007, compared to earnings per share of $0.07 for fiscal 2006 and $0.06 per share for fiscal 2005. The net loss for the current year includes $3.3 million for inventory, fixed asset and investment impairments as discussed in the sections above entitled Gross Profit, Restructuring Expense and Other Income (Expense). The current year also includes $1.8 million in amortization of increased asset values related to fair value of the acquisitions, as discussed under the section above entitled Amortization of Increased Asset Values Related to Fair Value of Acquired Businesses and $0.6 million in stock compensation expense, as discussed under the section above entitled Stock Compensation Expense.

Fourth Quarter of Fiscal 2007

Unaudited quarterly financial data is presented in Note 17 to the accompanying financial statements.

Sales for the fourth quarter of $14.8 million increased 2%, compared to $14.5 million in the comparable quarter of the prior year and 10% compared to the previous quarter’s $13.4 million. The sales increase in the current quarter compared to the comparable quarter of the prior year was primarily due to the impact the acquisitions had in increasing the sales of our Wireless Solutions group, which increased almost 100%. Sales of the Wireless Components group, on the other hand, decreased 27% from the prior year, due to a decreased number of units sold in each of the three product lines within the group. The acquisitions we made in the current year greatly accelerated our strategy to focus on Wireless Solutions group sales as our growth engine. The decrease in sales for the low-power components product line continues a trend of lower sales as these mature products lose market share and experience a 5% decrease in average selling prices, as discussed under the section above entitled Low-power Components. The decreases in sales for the filter and frequency control module product lines was partially the result of unusually higher sales in the comparable quarter of the prior year to satellite radio and telecommunications customers due to economic conditions in those markets. Economic conditions were at more normal levels for these markets in the current quarter.

The 10% increase in sales from the previous quarter was primarily due to an increase in the number of units sold in two product lines. The first was for Cirronet/Aleier products and services, which experienced a 31% increase in sales, primarily in module sales for industrial applications which were at high levels due to favorable economic conditions experienced by several customers. The second was a 17% increase in sales of filters, primarily as a recovery in filters for the satellite radio application, particularly automotive customers as satellite radios are being installed in more models at the factory. Sales of filters for telecommunications customers in China remained at high levels in the current quarter. The only product line that had decreased sales in comparison to the previous quarter was a 16% decline for Virtual Wire™ Short-range Radio products due to a decreased number of units sold to our network of distributors, reflecting lower production levels for their customers.

Gross profit margin was 35.2% in the fourth quarter, compared to 27.5% for the comparable quarter of the prior year and 33.5% for the previous quarter. The primary reason for the increase in gross margin from the comparable period of the prior year was a positive shift in product mix. The total of the higher margin Wireless Solutions and frequency control modules increased from 33% of total sales in the comparable quarter of the prior year to 50% of total sales in the current quarter. The impact of product mix more than offset the impact of the decrease in average selling prices that was described earlier. Each of the legacy product lines was able to maintain or improve gross profit margins to achieve per unit manufacturing cost reductions comparable to or better than the impact of the decrease in average selling prices. The only exception was the line of frequency control modules, which experienced increased costs per unit due to the impact of a large decrease in units shipped, compared to the relatively fixed costs of our Dallas facility.

The increase in margin from the previous quarter was primarily due to increased volume and the impact that has on decreasing overhead costs per unit for a relatively large amount of fixed manufacturing costs. In addition, there was partial realization of the benefits of moving to a fabless business model. The impact of a decrease in average selling prices was more than offset by these cost savings.

Operating expenses for the fourth quarter were $6.2 million, compared to $3.8 million for the comparable quarter of the prior year and $5.7 million for the previous quarter. The $2.4 million increase in operating expenses from the comparable quarter of the prior year was due to the $2.1 million impact of the acquisitions and $0.4 million in restructuring expense, which did not occur in the prior year. The increase from the previous quarter was primarily due to increased sales commission expense related to increased sales and increased restructuring expenses.

Other expense was $319,000 in the fourth quarter, compared to $30,000 in the comparable quarter of the prior year and $199,000 in the previous quarter. The increase from the comparable quarter of the prior year was primarily a result of the use of bank debt to help finance the acquisitions during the current year, as well as the use of cash balances for the same purpose and the resulting reduction in interest income. The increase from the previous quarter was primarily due to a write off a $137,000 investment in a wireless systems start-up company.

Financial Condition

Financing Arrangements

On September 1, 2006, our previous banking agreement with Wells Fargo Bank, National Association, or WFB, was amended and restated to increase the revolving credit arrangement to a limit of $11.0 million and add a $4.0 million term note facility. The term of the agreement was extended to December 1, 2009. The principal purpose of this amended and restated agreement was to finance the Cirronet and Aleier acquisitions.

On August 29, 2007, the above referenced bank agreement, was amended and restated to increase the collateral borrowing base resulting in an increased borrowing availability. This was done by adding additional eligible inventory to the collateral borrowing base. The term note was reset at its August 29, 2007 balance of $3.0 million. The purpose of this amended and restated agreement was to complete the restructuring of our operations and fund in November 2007 the $3.0 million note payment and $2.0 million earnout associated with our earlier acquisition of Cirronet Inc. The $3.0 million term note calls for nine equal quarterly payments to the bank starting August 31, 2007. The revolving line of credit expires on December 31, 2010 and thus any outstanding borrowings against this facility are due at that time.

Financial covenants under the new revolving credit arrangement include financial covenants as to the ratio of debt to funds from operations (debt service ratio), profitability, and capital expenditures. We were in compliance with all covenants as of August 31, 2007. We believe we will be able to remain in compliance with our financial covenants during fiscal 2008. Should there be a violation of one or more of the financial covenants and we are unable to negotiate a waiver or amendment, the maturity of our debt could be accelerated.

At August 31, 2007, we maintained access to our revolving line-of-credit, which had a loan balance of $3.8 million. Additional loan advances of approximately $5.0 million were available under our current borrowing base as of our year end.

Our new revolving line of credit banking agreement and its status at the end of the year are described in Note 6 to our financial statements included in this report.

Liquidity

Liquidity at August 31, 2007 consisted primarily of $2.4 million of cash and our revolving line of credit facility had a loan availability of approximately $5.0 million from our borrowing base which is based on eligible accounts receivable and inventory.

Net cash used in our operating activities in the current year was $0.4 million, compared to $2.7 million provided by operating activities in the prior year. This was a $3.1 million change in cash flow. The primary reason for decreased cash provided by operations was the fact that the sum of the net loss and non-cash items included in net loss was $1.2 million (positive) in the current year, compared to $3.5 million (positive) in the prior year. Thus there was a reduction of $2.3 million in operating cash flow due to this factor. Non-cash items included in net loss in the current year that were not in the prior year include $1.8 million in amortization of increased asset values related to fair value of acquired businesses and $3.0 million in asset impairments.

A smaller negative factor in the decrease in operating cash flow was $1.5 million in net funds used in working capital items in the current year compared to only $0.8 million in the prior year. A large change was that accounts payable and accrued expenses decreased $0.6 million in the current year, compared to a $1.0 million increase in the prior year resulting in a $1.6 million difference. In recent quarters, we have been reducing the amount of inventory we are purchasing from our offshore contractors, resulting in lower accounts payable. Also, we paid down some accounts payables for our subsidiaries shortly after the acquisitions. In the prior year, accounts payable were relatively high, consistent with some inventory build that occurred. Offsetting this was a smaller increase in accounts receivable this year of $0.6 million, compared to $1.0 million in the prior year. This $0.6 million change in receivables primarily related to short-term changes in sales. Collection of our receivables on a days-sales-outstanding measurement is in the low 50-day range in the current year and the current quarter. Past due accounts remain insignificant and we continue to meet our payment terms with our vendors. There was a $0.3 million increase in the current year in inventory (excluding the impact of the acquisitions and reserves), compared to a $0.6 million increase in the prior year, for a $0.3 million inventory change.

Operating cash flow for the current quarter was a positive $0.4 million, primarily as a result of a positive $0.5 million in net loss adjusted for non-cash items included in net loss. Partially offsetting this was $0.1 million of operating cash flow used to support increased working capital. The increase in accounts receivable and inventory as a result of additional sales was almost offset by increased accounts payable and accrued liabilities. The $0.1 million increase in inventory related to build up in inventory to support the transition to a fabless business model to allow for qualifications of the new versions of our products. We may need a slight increase in inventory in our first quarter for the same reason.

We have had three consecutive quarters of positive operating cash flow for the second, third and fourth quarters of the current fiscal year and a positive operating cash flow for a number of years prior to fiscal 2007. Our announced restructuring is intended to further improve operating income and operating cash flow. If we meet our guidance, we expect to continue to have positive operating cash flow for the next several quarters. We believe continued positive cash flow, as well as access to our credit facilities, will be sufficient to maintain normal operations for fiscal 2008.

Cash used in investing activities was $9.5 million in the current year, compared to $2.7 million for the prior year. The primary change was that we used $8.6 million in cash (net of acquired cash) to finance the acquisitions. Capital spending was $1.5 million lower than last year and we expect to acquire only up to $1.5 million of capital equipment in fiscal 2008. We do not believe our fabless business model will be capital intensive.

Net cash generated from financing activities was $6.4 million in the current year-to-date period and $0.4 million in the prior year-to-date period. The cash generated was from bank loans (net of repayments of bank notes) used to help finance the acquisitions and $0.7 million from employee stock programs, including exercise of stock options from employees of the acquired companies. In the current quarter, we paid down $0.8 million in debt, utilizing the positive $0.4 million of positive operating cash flow and a $0.3 million reduction in our cash balance.

As of August 31, 2007, we had approximately $5.0 million of cash availability under our current banking agreement based upon the borrowing base which is derived from trade accounts receivable and inventory. An additional $6.0 million may become available under our banking agreement if our borrowing base were to increase sufficiently to support increased borrowing. We are not able to say when or if that will happen because of our inability to foresee future orders due to limited lead times on orders placed by our customers.

Approximately $5.1 million in liabilities related to our acquisitions became due and payable subsequent to year end in our first quarter of fiscal 2008, prior to this report. After making those payments when due, we still had approximately $2.0 million in availability on our bank facility to finance our operations.

While we reported positive operating cash flows in recent years, a reduction in sales or gross margins could occur due to economic or other factors. We believe that cash generated from operations, our cash balances and the amounts available under our revolving credit facility will be sufficient to meet our cash requirements for fiscal 2008. If for any reason these sources of funds are not sufficient to meet our requirements, we may be required to raise additional funds. We cannot guarantee that we would be able to obtain additional financing or, if available, that it would be available to us on acceptable terms. Should that happen, there could be a material adverse effect on our operations.

Contractual Obligations

The following represent our known contractual obligations as of August 31, 2007 (in thousands):

	Payments Due By Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	Over 5 Years
Contractual Obligations:
Debt Obligations (1)	$9,627	$4,451	$5,176	$0	$0
Capital Lease Obligations (2)	153	75	76	2	$0
Operating Lease Obligations (3)	877	392	402	83	0
Purchase Obligations (4)	5,202	5,202	0	0	0

Total	$15,859	$10,120	$5,654	$85	$0

(1)	Includes bank debt and other notes. See Note 6 to our financial statements.

(2)	Includes minimum lease payment obligations for noncancelable capital leases for equipment in affect as of August 31, 2007. See Note 7 to our financial statements.

(3)	Includes minimum lease payment obligations for noncancelable equipment and real-estate leases in effect as of August 31, 2007. See Note 7 to our financial statements.

(4)	These purchase obligations are for inventory items to be sold in the ordinary course of business. The reported amount is the value of commitments required by contracts with several manufacturers for product assembly costs. Amount does not include open purchase orders for raw material. See Note 7 to our financial statements.

Stock Based Compensation Plans

(a) Stock Option Program Description

Our stock compensation program is a broad-based, long-term retention program that is intended to attract and retain talented personnel and align shareholder and employee interests. We currently have five plans (2006 Plan, 1999 Plan, 1997 Plan, 1986 Plan and Director Plan) under which we grant or have granted stock options to employees, directors and consultants. We also assumed stock options granted by Cirronet Inc. which we acquired in September 2006 (see Note 9 to our financial statements).

The stock options generally vest at a rate of one forty-eighth each month. The exercise price of each option equals the market price of our stock on the date of grant and each option generally expires ten years after the date of grant. The 1986 Plan expired for future grants according to its terms in November 2002. The Director Plan expired for future grants according to its terms in April 2004. The 2006 Plan was approved by stockholders at our annual meeting on January 17, 2007, and replaces our 1997 Plan as to future grants of options, RSUs or other stock-based awards.

RSUs granted prior to January 17, 2007 were granted under the 1997 Plan and RSUs granted after such date have been granted pursuant to the 2006 Plan. The grants are not considered issued stock when granted and certificates are issued to the grantee only as vesting occurs. We record unearned compensation based on the share price on the date of grant, and expense that compensation over the vesting period.

We adopted SFAS 123(R) for employees and directors for our fiscal year beginning September 1, 2005. In compliance with the standard, we recorded stock-based compensation expense in the prior fiscal year relating to stock options for employees and directors and our Employee Stock Purchase Plan. Prior to the fiscal year 2006, we accounted for our option plans under APB 25 and, accordingly, did not recognize compensation expense for options granted to employees and directors. Options granted to consultants are accounted for under SFAS 123(R) and are valued using the Black-Scholes model. Compensation expense of those options is recognized over the vesting life of the options, which is aligned with the consulting service life. Note 9 to our financial statements sets forth the stock compensation expense recognized in the current and prior two years.

(b) General Option Information

Summary of Option Activity

The following is a summary of stock option activity for the fiscal year ended August 31, 2006 and August 31, 2007.

			Options Outstanding
		Shares Available for Grants (#)	Number of Shares (#)	Weighted Average Exercise Price ($)
Balance at	August 31, 2005	177,680	2,227,075	$6.29
	Grants-stock options	(6,000)	6,000	$5.01
	Grants-restricted stock units	(110,950)	—	—
	Exercises	—	(89,254)	$3.49
	Cancellations	111,079	(111,079)	$7.49
	Cancellations-restricted stock units	2,900	—	—
	Additional shares reserved	400,000	—	—

Balance at	August 31, 2006	574,709	2,032,742	$6.34
	Grants-stock options	(1,089,468)	1,089,468	$1.31
	Grants-restricted stock units	(174,920)	—	—
	Exercises	—	(412,517)	$1.51
	Cancellations-stock options	128,618	(128,618)	$8.22
	Cancellations-restricted stock units	3,425	—	—
	Additional shares reserved	888,417	—	—

Balance at	August 31, 2007	330,781	2,581,075	$4.89

In-the-Money and Out-of-the-Money Option Information

The following table compares the number of shares subject to option grants with exercise prices below the closing price of our common stock at August 31, 2007 (referred to as “In-the-Money”) with the number of shares subject to option grants with exercise prices equal to or greater than the closing price of our common stock at August 31, 2007 (referred to as “Out-of-the-Money”). The closing price of our common stock at August 31, 2007 was $4.87 per share.

	Exercisable		Unexercisable		Total
As of End of Quarter	Shares (#)	Wtd. Avg. Exercise Price ($)	Shares (#)	Wtd. Avg. Exercise Price ($)	Shares (#)	Wtd. Avg. Exercise Price ($)
In-the-Money	1,441,571	$2.38	—	—	1,441,571	$2.38
Out-of-the-Money	1,114,151	$8.10	25,353	$7.02	1,139,504	$8.07

Total Options Outstanding	2,555,722	$4.87	25,353	$7.02	2,581,075	$4.89

Recently Issued Accounting Standards

In July 2006, the Financial Standards Accounting Board, or FASB, issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48, an interpretation of SFAS 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109, Accounting for Income Taxes. FIN 48 details how companies should recognize, measure, present, and disclose uncertain tax positions that have been or expect to be taken. As such, financial statements will reflect expected future tax consequences of uncertain tax positions presuming the taxing authorities’ full knowledge of the position and all relevant facts. FIN 48 is effective for public companies for annual periods that begin after December 15, 2006. We adopted FIN 48 at the beginning of our fiscal year 2008 and the adoption had no impact on our consolidated financial statements.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements.” This new standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The new standard is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. The provisions of the new standard are to be applied prospectively for most financial statements and retrospectively for others as of the beginning of the fiscal year in which the standard is initially applied. We will be required to adopt this new standard in the first quarter of our fiscal year 2009. We are currently evaluating the requirements of Statement No. 157 and have not yet determined the impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 also includes an amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” which applies to all entities with available-for-sale and trading securities. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We are assessing the impact of SFAS No. 159 and have not determined whether it will have a material impact on our results of operations or financial position.

Forward-Looking Statements

Except for the historical information, this report contains numerous forward-looking statements that involve risks and uncertainties. These statements are made pursuant to the Safe Harbor Provision of the Private Securities Litigation Reform Act of 1995. Statements of our plans, objectives, expectations and intentions involve risks and uncertainties. Statements containing terms such as “anticipate”, “believe”, “estimate”, “expect”, “may”, “plan”, or similar terms are considered to contain uncertainty and are forward-looking statements. We believe that these statements are based on reasonable assumptions and our expectations at the time. Our actual results may differ materially from the statements and assumptions discussed in this report. However, these statements involve uncertainties and are completely qualified by reference to several important factors. Factors that could cause or contribute to such differences include, but are not limited to: those discussed in the sections entitled Business, Risk Factors, Legal Proceedings, Selected Financial Data and Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report.

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

We are exposed to market risk primarily due to fluctuations in interest rates on our bank debt. As of August 31, 2007, with all other variables held constant, a hypothetical one-percentage point increase in interest rates would result in an increase in interest expense of approximately $65,000 on an annual basis.

A significant portion of our products have a manufacturing process in foreign jurisdictions and are sold in foreign jurisdictions. We manage our exposure to currency exchange fluctuations by denominating most transactions in U.S. dollars. We consider the amount of our foreign currency exchange rate risk to be immaterial as of August 31, 2007 and accordingly have not hedged any such risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is included in Appendix A attached hereto and incorporated by reference.

ITEM 9A.	CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported in a timely manner. There have been no changes in our internal control over financial reporting during the year ended August 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The remaining information required by this item is found under the sections entitled (a) Proposal No. 1 - Election of Directors, (b) Executive Officers, (c) Section 16(a) Beneficial Reporting Compliance and (d) The Board of Directors in the definitive proxy statement to be filed with the Commission for our next Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is found under the sections entitled (a) Compensation Discussion and Analysis, (b) Report of the Compensation Committee, (c) Summary Compensation Table, (d) Equity-Based Compensation and (e) Potential Payments Upon Termination or a Change of Control in the definitive proxy statement to be filed with the Commission for our next Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this item is found in Item 5 of this Report and under the sections entitled (a) Equity Compensation Plan Information and (b) Security Ownership of Certain Beneficial Owners and Management in the definitive proxy statement to be filed with the Commission for our next Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is found under the section entitled The Board of Directors in the definitive proxy statement to be filed with the Commission for our next Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is found under the section entitled Proposal No. 2 - Ratification of Independent Registered Public Accounting Firm Selection in the definitive proxy statement to be filed with the Commission for our next Annual Meeting of Stockholders.

PART IV.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1.	Financial Statements. Financial statements are attached as Appendix A to this report. The index to the financial statements is found on page F-1 of Appendix A.

(a) 2.	Financial Statement Schedules. All schedules are omitted since the required information is not present or is not present in amounts sufficient to require a submission of the schedules, or because the information required is included in the financial statements and notes thereto.

(a) 3.	Exhibits. See Exhibit Index in part (b) below.

(b)	Exhibit Index

Exhibits	Previously Filed*	As Exhibit	Description

2.1	Form 8-K (filed 8/28/06)	2.1	Agreement and Plan of Merger dated as of August 24, 2006 by and among the Registrant, CI Acquisition, Inc., Cirronet Inc. and certain other parties thereto

2.2	Form 8-K (filed 8/28/06)	2.2	Agreement and Plan of Merger dated as of August 24, 2006 by and among the Registrant, Aleier Inc., Caver-Morehead Systems, Inc. and the shareholders of Caver-Morehead Systems, Inc.

2.3	Form 8-K (filed 8/28/06)	10.1	Form of Voting and Option Agreement dated as of August 24, 2006 between the Registrant and certain shareholders of Cirronet Inc.

Exhibits	Previously Filed*	As Exhibit	Description

3.1	Form 10-K (Year ended 8/31/94)	3.1	Restated Certificate of Incorporation

3.2	Form 10-K (Year ended 8/31/94)	3.2	Bylaws

4.1			Reference is made to Exhibits 3.1 and 3.2

4.2	Form 8-K (filed 12/29/94)	4.3	Rights Agreement dated as of 12/20/94

4.3	Form 8-K (filed 8/19/96)	4.4	First Amendment to Rights Agreement dated 8/14/96

4.4	Form 10-Q (Quarter ended 11/30/00) (filed 1/16/01)	4.5	Second Amendment to Rights Agreement dated 12/11/00

4.5	Form 8-A/A (Amendment No. 2) (filed 12/17/04)	4.6	Third Amendment to Rights Agreement between Registrant and Equiserve Trust Company, National Association, successor to Fleet National

4.6	Form 10-K (Year ended 8/31/05) (filed 11/17/05)	4.9	Specimen Stock Certificate

10.1	Form S-1	10.1	Form of Indemnity Agreement entered into by the Registrant and each of its officers and directors

10.2	Form 10-K (Year ended 8/31/94)	10.10	Lease Agreement between the Registrant and Jeff Yassai

10.3	Form 10-K (Year ended 8/31/97) (filed 12/1/97)	10.23	Form of Change of Control Agreement for certain officers

10.4	Form 10-Q (Quarter ended 2/28/01) (filed 4/16/01)	10.46	Warrant Agreement between Registrant and Wells Fargo Business Credit, Inc. dated as of 12/8/00

10.5	Form 10-Q (2001) (Quarter ended 5/31/01) (filed 7/13/01)	10.51	Manufacturing Agreement between Registrant and Automated Technology (Phil.) Inc. Electronics Corporation dated 2/22/01

10.6	Form 10-K (Year ended 8/31/01) (filed 11/29/01)	10.59	Amendment 1 to Manufacturing Agreement between Registrant and Automated Technology (Phil.) Inc. Electronics Corporation dated 7/19/01

Exhibits	Previously Filed*	As Exhibit	Description

10.7	Form 10-K (Year ended 8/31/02) (filed 11/21/02)	10.72	Product Agreement between Registrant and Tai-Saw Technology Co., LTD dated 9/1/002

10.8	Form 10-K (Year ended 8/31/03) (filed 11/20/03)	10.90	Chairman of the Board of Directors Service Agreement between the Registrant and Michael Bernique dated 5/31/03

10.9	Form 10-K (Year ended 8/31/04) (filed 11/18/04)	10.96	Amended and Restated Manufacturing and Technical Support Agreement between Registrant and Morioka Seiko Instruments, Inc. dated 6/11/04

10.10	Form 8-K (filed 10/27/05)	10.99	Omnibus Cash Incentive Plan of 2005

10.11	Form 8-K (filed 10/27/05)	10.100	Management Incentive Plan of 2005

10.12	Form 10-K (filed 11/17/05)	10.19	1994 Non-employee Director’s Stock Option Plan, as amended

10.13	Form 10-K (filed 11/17/05)	10.20	1994 Notice of Grant of Stock Options and Grant Agreement

10.14	Form 10-K (filed 11/17/05)	10.22	1997 Notice of Grant of Stock Options and Grant Agreement

10.15	Form 10-K (filed 11/17/05)	10.23	1999 Equity Incentive Plan, as amended

10.16	Form 10-K (filed 11/17/05)	10.24	1999 Notice of Grant of Stock Options and Grant Agreement

10.17	Form 8-K (filed 11/22/05	10.26	Executive Sales Incentive Plan of 2005

10.18	Form 8-K (filed 12/19/05	10.27	Form of Restricted Stock Unit Award

10.19	Form 8-K (filed 1/23/06)	99.1	Employee Stock Purchase Plan as Amended

10.20	Form 8-K (filed 1/23/06)	99.2	1997 Equity Incentive Plan as Amended

10.21	Form 8-K (filed 2/1/06)	99	New member of Board of Directors – William L. Eversole

Exhibits	Previously Filed*	As Exhibit	Description

10.22	Form 8-K (filed 8/28/06)	10.2	Employment Agreement dated as of August 24, 2006 between Registrant and Robert M. Gemmell

10.23	Form 10-K (filed 11/20/06)	10.31	Amended and Restated Loan Agreement between Registrant and Wells Fargo Bank, National Association dated 9/1/06

10.24	Form 10-K (filed 11/20/06)	10.33	Form of Lock-Up Agreement for the stock of Registrant and Executive shareholders of Cirronet Inc.

10.25	Form 10-K (filed 11/20/06)	10.34	Form of Lock-Up Agreement for the stock of Registrant and General shareholders of Cirronet Inc.

10.26	Form 8-K (filed 1/22/07)	99.1	2006 Equity Incentive Plan

10.27	From 10-Q (Quarter ended 5/31/07) (filed 7/31/07)	10.4	Omnibus Incentive Plan of 2007

10.28	From 10-Q (Quarter ended 5/31/07) (filed 7/31/07)	10.5	Management Incentive Plan of 2007

10.29			Amended and Restated Credit and Security Agreement between Registrant and Well Fargo Bank, National Association dated August 29, 2007

10.30			Manufacturing Agreement between Registrant and Tai-Saw Technology Co., LTD dated August 31, 2007

23.1			Consent of McGladrey & Pullen LLP, Independent Registered Public Accounting Firm

24.1			Power of Attorney**

31.1			Certificate Pursuant to Section 302 of Sarbanes - Oxley Act of 2002 for CEO

31.2			Certificate Pursuant to Section 302 of Sarbanes - Oxley Act of 2002 for CFO

32.1			Certificate Pursuant to Section 906 of Sarbanes - Oxley Act of 2002 for CEO

Exhibits	Previously Filed*	As Exhibit	Description

32.2			Certificate Pursuant to Section 906 of Sarbanes - Oxley Act of 2002 for CFO

*	Incorporated herein by reference.

**	Filed on the signature page of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, RF Monolithics, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of November, 2007.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of RF Monolithics, Inc. and in the capacities indicated on the 28th day of November, 2007.

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

FINANCIAL STATEMENTS

RF MONOLITHICS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of RF Monolithics, Inc.:

We have audited the accompanying consolidated balance sheets of RF Monolithics, Inc. as of August 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended August 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RF Monolithics, Inc. as of August 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2007, in conformity with U.S. generally accepted accounting principles.

/s/ MCGLADREY & PULLEN LLP

Dallas, Texas November 28, 2007

RF MONOLITHICS, INC.

CONSOLIDATED BALANCE SHEETS

AUGUST 31, 2007 AND 2006

(In Thousands, Except Per-Share Amounts)

	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,404	$5,847
Receivables - net	9,583	7,669
Inventories - net	8,648	9,118
Prepaid expenses and other	575	447

Total current assets	21,210	23,081
PROPERTY AND EQUIPMENT - Net	3,891	6,275
GOODWILL	11,303	—
INTANGIBLES - Net	10,320	—
OTHER ASSETS - Net	939	1,044

TOTAL	$47,663	$30,400

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long term debt - bank	$1,333	$—
Notes payable - other	3,118	—
Capital lease obligations - current portion	52	—
Acquisition earnout payable	2,000	—
Accounts payable - trade	4,117	3,526
Accrued expenses and other current liabilities	2,819	1,987

Total current liabilities	13,439	5,513
LONG-TERM DEBT - Less current portion:
Notes payable - bank	5,176	—
Capital lease obligations	57	—

Total long-term debt	5,233	—
DEFERRED TAX LIABILITIES - Net	421	—
OTHER LIABILITIES	—	111
STOCKHOLDERS’ EQUITY:
Common stock: $.001 par value, 20,000 shares authorized; 9,278 and 8,094 shares issued in 2007 and 2006, respectively	9	8
Additional paid-in capital	48,976	38,157
Common stock warrants	86	86
Treasury stock, 36 common shares at cost	(227)	(227)
Accumulated deficit	(20,274)	(13,248)

Total stockholders’ equity	28,570	24,776

TOTAL	$47,663	$30,400

See notes to consolidated financial statements.

RF MONOLITHICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED AUGUST 31, 2007, 2006, AND 2005

(In Thousands, Except Per-Share Amounts)

	2007	2006	2005
SALES	$56,372	$54,162	$46,222
COST OF SALES	38,456	38,814	33,020

GROSS PROFIT	17,916	15,348	13,202
OPERATING EXPENSES:
Research and development	8,521	4,651	4,381
Sales and marketing	8,985	6,667	5,386
General and administrative	4,630	3,284	2,962
Restructuring and impairment	1,961	—	—

Total	24,097	14,602	12,729

INCOME (LOSS) FROM OPERATIONS	(6,181)	746	473
OTHER INCOME (EXPENSE):
Interest income	61	203	87
Interest expense	(814)	(66)	(96)
Other	(93)	(252)	(20)

Total	(846)	(115)	(29)

INCOME (LOSS) BEFORE INCOME TAXES	(7,027)	631	444
INCOME TAX EXPENSE (BENEFIT)	(1)	50	(40)

NET INCOME (LOSS)	$(7,026)	$581	$484

EARNINGS (LOSS) PER SHARE :
Basic	$(0.77)	$0.07	$0.06

Diluted	$(0.77)	$0.07	$0.06

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	9,066	8,014	7,861

Diluted	9,066	8,398	8,310

See notes to consolidated financial statements.

RF MONOLITHICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED AUGUST 31, 2007, 2006, AND 2005

(In Thousands)

	Common Stock		Additional Paid-in Capital	Stock Warrants		Treasury Stock	Accumulated Deficit
	Shares	Amount		Shares	Amount			Total
BALANCE, AUGUST 31, 2004	7,806	$8	$36,250	60	$128	$(227)	$(14,313)	$21,846

Common stock issuances:
Stock options exercised	102	—	423	—	—	—	—	423
Employee Stock Purchase Plan	41	—	255	—	—	—	—	255
Amortization of unearned compensation	—	—	64	—	—	—	—	64
Net income	—	—	—	—	—	—	484	484

BALANCE, AUGUST 31, 2005	7,949	$8	$36,992	60	$128	$(227)	$(13,829)	$23,072

Common stock issuances:
Stock warrants exercised	12	—	42	(30)	(42)	—	—	—
Stock options exercised	89	—	311	—	—	—	—	311
Employee Stock Purchase Plan	44	—	209	—	—	—	—	209
Stock-based compensation	—	—	603	—	—	—	—	603
Net income	—	—	—	—	—	—	581	581

BALANCE, AUGUST 31, 2006	8,094	$8	$38,157	30	$86	$(227)	$(13,248)	$24,776

Common stock issuances:
Stock for acquisition	709	1	4,297					4,298
Restricted stock units issued	24	—	(36)					(36)
Stock options exercised	412	—	621					621
Employee Stock Purchase Plan	39	—	170					170
Issuance of stock options for acquisition	—	—	5,174					5,174
Buyout and cancel consultant stock options	—	—	(19)					(19)
Stock-based compensation	—	—	612					612
Net (loss)	—	—	—	—	—	—	(7,026)	(7,026)

BALANCE, AUGUST 31, 2007	9,278	$9	$48,976	30	$86	$(227)	$(20,274)	$28,570

See notes to consolidated financial statements.

RF MONOLITHICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED AUGUST 31, 2007, 2006, AND 2005

(In Thousands)

	2007	2006	2005
OPERATING ACTIVITIES:
Net income (loss)	$(7,026)	$581	$484
Noncash items included in net income (loss):
Depreciation and amortization	2,383	2,161	2,402
Amortization of intangible assets	1,739	—	—
Charge for inventory obsolescence and asset impairment	3,377	155	218
Provision for trade receivable allowance	113	52	112
Stock-based compensation	612	603	64
Gain on disposal of property and equipment	(44)	(48)	(33)
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables	(575)	(968)	492
Inventories	(276)	(657)	299
Prepaid expenses and other	(50)	(132)	(33)
Accounts payable - trade	(734)	564	177
Accrued expenses and other liabilities	126	393	(306)

Net cash provided by (used in) operating activities	(355)	2,704	3,876

INVESTING ACTIVITIES:
Payments for business acquisitions, net of cash acquired	(8,589)	—	—
Acquisition of property and equipment	(744)	(2,277)	(1,646)
Proceeds from disposition of property and equipment	124	136	131
Change in other assets	(326)	(586)	(273)

Net cash used in investing activities	(9,535)	(2,727)	(1,788)

FINANCING ACTIVITIES:
Borrowings on notes payable	4,000	—	—
Net borrowings on bank revolver note	3,842	—	—
Repayments of notes payable	(2,004)	—	—
Repayments of capital lease obligations and other third party financing	(51)	(90)	(117)
Change in other liabilities	(76)	(10)	86
Proceeds from common stock issued	736	520	678

Net cash provided by financing activities	6,447	420	647

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,443)	397	2,735
CASH AND CASH EQUIVALENTS:
Beginning of year	5,847	5,450	2,715

End of year	$2,404	$5,847	$5,450

SUPPLEMENTAL INFORMATION:
Interest paid	$544	$2	$7
Income taxes (refunded) paid	$(41)	$10	$55
Assets obtained from acquisitions	$(26,837)	$—	$—
Liabilities assumed and equity resulting from acquisitions	$18,248	$—	$—
Cash paid for acquisitions, net of cash received	$(8,589)	$—	$—

See notes to consolidated financial statements.

RF MONOLITHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED AUGUST 31, 2007, 2006 AND 2005

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business - We design, develop, manufacture and market a broad range of wireless products that are solution-driven and technology-enabled. We have two lines of business—Wireless Solutions and Wireless Components.

Our Wireless Solutions business includes Virtual Wire™ Short-range Radios, Radio Frequency Integrated Circuits, or RFIC’s, module products, software and services. The products are various types of radios and the networks that manage and use them. Our goal is to provide customers with a comprehensive solution which includes a wide variety of alternative products and services for their wireless network applications. These product offerings were enhanced by two acquisitions that were consummated in fiscal year 2007. RFM acquired Cirronet, Inc., or Cirronet, and the business of Caver-Morehead Systems, Inc., (which was acquired by Aleier, Inc., or Aleier, a wholly-owned subsidiary of RFM). See Note 15 to the financial statements for additional information on these transactions. Miniature radios that are very short range and ultra low power are marketed under the RFM brand. Standard and custom OEM radio modules as well as packaged radio and network gateway products are marketed under the Cirronet brand. These products have longer range and increased data rates compared to older RFM products. Asset management platform software and end-applications are marketed under the Aleier brand.

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

We have had and continue to have contractual relationships with a manufacturer in Taiwan and China (Tai-Saw Technology Co., Ltd.); a manufacturer in the Philippines (Infiniti Solutions (Phil.) Inc.) and a manufacturer in Japan (Morioka Seiko Instruments Inc., a subsidiary of Seiko Instruments, Inc.). Each of these organizations offers a variety of packaging capabilities, including hermetic packaging, which are essential to the manufacture of surface acoustic wave, or SAW, devices. Each one also possesses an understanding of the unique aspects of SAW component assembly and testing. Module products can also be built by these manufacturers.

Our Cirronet subsidiary uses three contract manufacturers located in Duluth, Georgia, to manufacture very low to medium volumes of a variety of printed circuit board assemblies, wireless modules and complete radios. All of these contract manufacturers are ISO 9001 certified and employ highly skilled personnel, and industry standard equipment to manufacture our products. We also have established relationships with two offshore contract manufacturers, one located in Taiwan (Gigatek) and one located in mainland China (ATX), to manufacture high volumes of wireless modules and radios. Both ATX and Gigatek are ISO 9001 certified and have similar manufacturing equipment and highly skilled personnel. In all cases, redundant manufacturing capability exists among these sources. Additionally, we are beginning to utilize one of our existing contract manufacturers in the Philippines (ISPL) to manufacture Cirronet standard radio products and custom wireless modules. We expect to synergistically benefit from our long-standing, existing manufacturing relationship with ISPL.

Consolidated results and balances include our accounts and those of our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Our subsidiaries as of August 31, 2007 consisted of Cirronet Inc., Aeier, Inc., RFM Technologies, Inc. and Electronics International, LLC.

Financial Statement Preparation requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingencies as of the date of the financial statements and revenues and expenses for the period. Actual results may differ significantly from current estimates based on current assumptions. Differences from those estimates are recognized in the period they become known.

Revenue is recognized for the most part when we ship the product to the customer. There are a small number of programs in which inventory is consigned to a customer and we recognize sales when the customer pulls the product for use from that inventory. In all cases, we recognize product sales at the point at which legal title passes to the customer. Our standard terms and conditions are FOB our shipping point, which means that the title to the goods transfers to the customer upon shipment. We permit the return of defective products and accept limited amounts of product returns in other instances. Accordingly, we provide allowances for the estimated amounts of these returns based on historical experience. The cost of shipping and handling is classified as a cost of sale. This cost is reduced by any freight and handling costs billed to our customer, which is considered minor.

Aleier has revenue from contracted software license sales and services that accounts for a small part of our consolidated revenue. We follow the provisions of the American Institute of Certified Public Accountants – Statement of Position 97-2 “Software Revenue Recognition” which provides that software sales are recognized when shipped to the customer and services revenue is recognized on a percentage of completion basis.

Cash Equivalents represent liquid investments with maturities at the date of acquisition of three months or less.

Trade Receivables consist primarily of amounts due from customers for product shipped to them. We perform credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current creditworthiness. We continuously monitor collections and payments from customers and maintain an allowance for doubtful accounts based upon historical experience and specific customer information. If events occur causing collectibility of outstanding trade receivables to become unlikely, we record an increase to our allowance for doubtful accounts. When collection by all means available, including a collection agency, is unsuccessful, the customers account is written off to the allowance for doubtful accounts. We maintain credit insurance on major foreign customer balances and have a relatively diversified customer base.

Inventories are stated at the lower of cost (first-in, first-out method) or market. We have a specific inventory reserve that is set by periodic detailed reviews of inventory usage and marketability. We estimate the market value of inventory based upon existing and forecasted demand for end products for the next twelve months and estimated amounts of inventory that would be consumed. We reduce the valuation of inventory items that are in excess supply compared to demand, items that have had limited usage over time, items that may no longer be usable due to product obsolescence and items that we decide to discontinue selling. We have a product rationalization process that involves key management personnel to identify and deal with products and related inventory that fall into those situations.

Property and Equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the following estimated useful lives:

Description	Life (Years)
Machinery & equipment	5 to 7
Tooling	3
Furniture & fixtures	5
Leasehold improvements	Lesser of useful life or life of lease
Computer software and equipment	3 to 5
Land improvements	5
Building	10
Building improvements	3 to 5

All assets currently under capital lease are those acquired under the Cirronet acquisition. Their appraised value at acquisition is being depreciated over three years as used equipment and are included with depreciation on owned assets.

Goodwill is the amount of purchase price in excess of valuation of companies acquired, net of the deferred tax affect of the acquisitions. Goodwill is subject to an annual impairment test to support stated value. The stated goodwill is the result of the acquisition of Cirronet and Aleier in fiscal year 2007. See Note 15 to financial statements for additional information on these transactions.

Intangibles are recorded in purchase accounting as a result of acquiring companies. Intangibles, such as in the areas of technology and customer base, are valued at the time of acquisition, recorded and amortized over lives ranging from one to eight years. The recorded value of trademark intangibles is not amortized, but is subject to annual impairment testing to support the stated value. See Note 15 for additional information.

Other Assets include patent and certification costs that are amortized over the estimated useful lives of the patents and certifications, which are generally five and three years respectively. Costs for patent applications denied are written off in the period in which the denial is received.

Impairment of Long-lived Assets is evaluated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which requires an entity to review long-lived tangible and intangible assets for impairment and recognize a loss if expected future undiscounted cash flows are less than the carrying amount of the assets. Such losses are measured as the difference between the carrying value and the estimated fair value of the assets. The estimated fair values of our tangible assets that are subject to impairment are determined by using an annually updated third party appraisal. The estimated fair value of intangible assets is determined based on expected discounted future cash flows. See Note 16 regarding charges related to impairment of tangible assets. There were no impairment charges related to amortizable intangible assets in the current year.

Financial Instruments that potentially subject us to an interest and credit risk consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and debt instruments, the carrying value of which are a reasonable estimate of their fair values due to their short maturities or variable interest rates.

Research and Development Costs are expensed as incurred. These costs do not include nonrecurring engineering costs related to contract technology development sales, which are included in cost of sales.

Deferred Income Taxes are provided under the asset and liability method for temporary differences in recognition of income and expense for tax and financial reporting purposes. Due to historical losses and a limited history of taxable income, we maintain a significant valuation allowance on our deferred tax assets. Reported net deferred tax liabilities of $0.4 million are the result of our acquisition of Cirronet in fiscal 2007.

Earnings per Share is computed by dividing the net earnings by the weighted average shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net earnings by the weighted average number of common and potentially dilutive shares, from dilutive stock options, restricted stock units and warrants to purchase common stock outstanding during each year. The dilutive effect of the options, restricted stock units and warrants to purchase common stock are excluded from the computation of diluted net loss per share if their effect is antidilutive. The number of common stock equivalents excluded from the diluted net loss per share computation at August 31, 2007, 2006 and 2005 because they were antidilutive were options, restricted stock units and warrants in the amount of 2,859,687 and 1,155,851 and 784,832, respectively. Because fiscal year ending August 31, 2007 was a net loss, all the outstanding options, restricted stock units and warrants are considered antidilutive.

Stock-Based Compensation - We adopted SFAS 123(Revised 2004), “Share-Based Payment”, or SFAS 123(R), for our fiscal year beginning September 1, 2005 using the modified prospective method. In compliance with the standard, we recorded stock-based compensation expense in fiscal years 2007 and 2006 related to options for employees and directors and for our Employee Stock Purchase Plan, or ESPP. The fair value of stock options granted and favorable pricing of our stock offered under the ESPP is determined using the Black-Scholes model. Prior to the fiscal year 2006, we accounted for our option plans and ESPP under APB 25 and, accordingly, did not recognize compensation expense for options granted to employees and directors or for our ESPP. Compensation expense for consultant options has been recorded in the current and prior years and is recognized over the vesting life of the options, which is aligned with the consulting service life.

In fiscal year 2006, we changed from granting stock options as the primary means of stock compensation to granting restricted stock units, or RSUs. The fair value of any RSU grant is based on the market value of our shares included in the RSU on the date of grant and is recognized as compensation expense over the vesting period.

The following table illustrates the effect on net income and earnings per share in fiscal year 2005 if the fair value based method under SFAS 123(R) had been applied to all outstanding vested and unvested awards in those periods. For fiscal years 2007 and 2006, in compliance with SFAS 123(R), we recorded expense for all amortized stock-based compensation. Amounts are in thousands, except per share amounts:

Year Ended August 31, 2005
Net Income, as reported	$484
Add: Stock option based compensation expense included in reported net income.	53
Deduct: Total stock option based compensation expense, including ESPP, determined under fair value based method for all awards.	(1,720)

Pro forma net income (loss)	$(1,183)

EARNINGS (LOSS) PER SHARE
Basic - as reported	$0.06

Basic - pro forma	$(0.15)

Diluted - as reported	$0.06

Diluted - pro forma	$(0.15)

Recently Issued Accounting Standards – In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes”, or FIN 48, an interpretation of SFAS 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes”. FIN 48 details how companies should recognize, measure, present, and disclose uncertain tax positions that have been or are expected to be taken. As such, financial statements will reflect expected future tax consequences of uncertain tax positions presuming the taxing authorities’ full knowledge of the position and all relevant facts. FIN 48 is effective for public companies for annual periods that begin after December 15, 2006. We adopted FIN 48 at the beginning of our fiscal year 2008 and the adoption had no impact on our consolidated financial statements.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements.” This new standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The new standard is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. The provisions of the new standard are to be applied prospectively for most financial statements and retrospectively for others as of the beginning of the fiscal year in which the standard is initially applied. We will be required to adopt this new standard in the first quarter of our fiscal year 2009. We are currently evaluating the requirements of Statement No. 157 and have not yet determined the impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 also includes an amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” which applies to all entities with available-for-sale and trading securities. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We are assessing the impact of SFAS

No. 159 and have not determined whether it will have a material impact on our results of operations or financial position.

2.	RECEIVABLES

Trade Receivables consist of the following (in thousands):

	2007	2006
Receivables	$9,632	$7,756
Other receivables	281	173
Allowance for trade receivables	(330)	(260)

Total	$9,583	$7,669

Allowance activity is as follows (in thousands):

	2007	2006	2005
Beginning balance	$260	$398	$286
Provision for trade receivables	113	52	112
Recoveries (Write-offs)	(43)	(190)	—

Ending balance	$330	$260	$398

3.	INVENTORIES

Inventories consist of the following (in thousands):

	2007	2006
Raw materials and supplies	$3,241	$3,778
Work in process	1,768	2,040
Finished goods	6,123	4,196

Total gross inventories	11,132	10,014
Less inventory reserves	(2,484)	(896)

Total inventories - net	$8,648	$9,118

Reserve activity is as follows (in thousands):

	2007	2006	2005
Beginning balance	$896	$1,030	$1,031
Disposals	(330)	(289)	(219)
Provision for inventory obsolescence	1,918	155	218

Ending balance	$2,484	$896	$1,030

4.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	2007	2006
Land and improvements	$426	$426
Building and improvements	2,650	2,650
Machinery and equipment	28,625	29,996
Test fixtures	408	361
Construction in progress	258	587
Leasehold improvements	558	528
Computer software	3,901	3,622
Office furniture	465	365

Total	37,291	38,535
Less accumulated depreciation and amortization	33,400	32,260

Property and equipment - net	$3,891	$6,275

All assets currently under capital lease were acquired in the Cirronet acquisition. Their appraised value at acquisition ($154,000) is being depreciated over three years as used equipment. The accumulated depreciation on the capital lease assets at August 31, 2007 was $51,000.

Construction in progress includes computer software and other fixed assets not yet placed in service.

5.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	2007	2006
Accrued payroll and compensation, including accrued medical benefits	$1,715	$1,351
Other accrued expenses	1,104	636

Total	$2,819	$1,987

6.	CREDIT FACILITIES

Our debt at August 31, 2007 and 2006 consisted of the following (in thousands):

	2007	2006
Bank revolving line-of-credit	$3,842	$—
Bank term note	2,667	—
Other notes	3,118	—

Total	9,627	—
Less: Current portion	4,451	—

Long-term portion	$5,176	$—

On September 1, 2006, our previous banking agreement, dated December 31, 2004, was amended and restated to increase the revolving credit arrangement to a limit of $11.0 million and add a $4.0 million term note. Substantially all of our assets, tangible and intangible, are pledged as collateral. The term of the agreement was extended to December 1, 2009. The principal purpose of this amended and restated agreement was to finance the acquisitions of Cirronet and the Aleier business in September 2006. See discussion of these acquisitions in Note 15.

On August 29, 2007, the above referenced bank agreement was amended and restated again to increase our collateral borrowing base and thus more borrowing availability from the revolving credit limit of $11.0 million. This was done by adding inventory to the collateral borrowing base to increase the borrowing availability by approximately $2.0 million. The term note was reset at its August 29, 2007 balance of $3.0 million. Additionally, this credit facility will provide us with the funds needed to complete the restructuring of our operations and fund the payments under $3.1 million in notes and $2.0 million earnout due in November 2007 as part of the acquisition of Cirronet and the Aleier business. The $3.1 million in notes are subordinated to our bank debt and bears interest in the range of 5.25% to 6.50% and are all due on November 1, 2007.

The $3.0 million term note calls for nine equal quarterly payments of $333,333 to the bank starting August 31, 2007. The revolving line of credit expires on December 31, 2010 and thus any outstanding borrowings against this facility are due at that time. As of August 31, 2007, our revolving line of credit facility had a loan availability of approximately $5.0 million from our borrowing base which is based on eligible accounts receivable and inventory. Financial covenants under the new revolving credit arrangement as amended, include financial covenants as to the ratio of debt to funds from operations (debt service ratio), profitability, and capital expenditures.

The interest rate on all borrowings under our banking agreement is based on either bank prime or LIBOR. The interest rate changes periodically and can be fixed for up to a three-month period. The interest rates on borrowings as of August 31, 2007 range from 8.08% to 8.25%. As of August 31, 2007, the fair value of our debt approximately reflects the book value.

Scheduled installment payments and expected repayments are as follows (in thousands):

Fiscal year ending August 31:
2008	$4,451
2009	1,333
2010	3,843

Total credit facility payments	$9,627

7.	LEASES AND CONTINGENCIES

Leases - We have entered into non-cancelable capital and operating lease agreements for some of our facilities and certain equipment. Rent expense under the operating leases in fiscal years 2007, 2006, and 2005 was $581,000, $212,000, and $203,000, respectively. The amount for fiscal year 2007 includes $361,000 for companies acquired at the beginning of the year. Minimum future rental commitments under the capital and operating leases at August 31, 2007 are as follows (in thousands):

	Capital Lease Obligations	Operating Leases
Fiscal year ending August 31:
2008	$75	$392
2009	45	209
2010	31	193
2011	2	83

Total minimum payments	$153	$877

Less amount representing interest	(44)

	$109

Purchase commitments - We have contractual relationships with several manufacturers to produce our products. See the section titled Manufacturing in Part I of this Form 10-K for additional information on our contract manufacturers. The agreements with these manufacturers call for us make certain purchase commitments. The total amount of the purchase commitments as of August 31, 2007 was approximately $5.2 million.

Litigation - We are involved in routine litigation from time to time incidental to the conduct of our business. Such litigation is not expected to have a material effect on our financial position, results of operations or cash flow.

8.	CAPITAL STOCK

Preferred Stock - Preferred stock of 5,000,000 shares with $.001 par value is authorized; none was issued or outstanding at August 31, 2007 and 2006. Rights, preferences and other terms of the preferred stock will be determined by the Board of Directors at the time of issuance.

In May 2006, 30,000 warrants granted to our bank in May 2003 to support loan agreement costs were exercised by the bank in a cashless transaction. The excess of market price of $6.06 per share at the time of exercise over the grant price of $3.75 per share was issued to the warrant holder in the form of 11,423 shares of new common stock.

As of August 31, 2007, there were 30,000 warrants outstanding at a grant price of $5.00 per share. These were granted to our bank in December 2000 and will expire in December 2010.

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

We adopted SFAS 123(Revised 2004), “Share-Based Payment”, or SFAS 123(R), for our fiscal year beginning September 1, 2005 using the modified prospective method. In compliance with the standard, we recorded stock-based compensation expense for the years ended August 31, 2007 and 2006 related to options for employees and directors and our Employee Stock Purchase Plan, or ESPP. The fair value of stock options granted and favorable pricing of our stock offered under the ESPP is determined using the Black-Scholes model. Prior to fiscal year 2006, we accounted for our option plans and ESPP under APB 25 and, accordingly, did not recognize compensation expense for options granted to employees and directors or for our ESPP. Compensation expense for consultant options has been recorded in the current and prior years and is recognized over the vesting life of the options, which is aligned with the consulting service life.

In fiscal year 2006, we changed from granting stock options as the primary means of stock compensation to granting restricted stock units, or RSUs. The fair value of any RSU grant is based on the market value of our shares included in the RSU on the date of grant and is recognized as compensation expense over the vesting period.

The following table illustrates the stock compensation expense recognized in our fiscal years 2007, 2006 and 2005. Compensation expense recognized in thousands was:

	Years Ended August 31,
	2007	2006	2005
Stock Compensation Expense:
Stock options for employees and directors	$118	$430	$—
Employee Stock Purchase Plan	41	41	—
Stock options for consultants	14	34	53
Restricted Stock Units	439	98	—
Restricted Stock Grants	—	—	11

Totals	$612	$603	$64

As of August 31, 2007, we had an aggregate of 2.2 million shares authorized for issuance under our active equity plans. The equity plans provide for the issuance of common shares pursuant to stock option exercises, issuance of restricted stock grants and restricted stock units. As of August 31, 2007, there were an aggregate of 2.6 million grants outstanding under the plans and approximately 330,000 shares available for grant under the plans. Under the equity plans, stock options, restricted stock grants and restricted stock units can be issued to employees, non-employee directors and consultants.

Our stock compensation program is a broad-based, long-term retention program that is intended to attract and retain talented personnel and align stockholder and employee interests. We currently have six plans (2006 Plan, 2003 Plan, 1999 Plan, 1997 Plan, 1986 Plan and Director Plan) under which we may grant or have granted stock options and/or RSUs to employees, directors and consultants. We assumed stock options (the “Assumed Cirronet Options”) granted by Cirronet Inc., which we acquired in September 2006 (see Note 15). These options (referred to as the 2003 Plan) were assumed as fully vested. Granted options generally vest at a rate of one forty-eighth each month. The exercise price of each option equals the market price of our stock on the date of grant and each option generally expires ten years after the date of grant. The RSUs generally vest at a rate of one-fourth at each anniversary of the grant date. The vested shares are issued to the grantee at each vesting date.

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

Stock Options - There were no stock option grants in the current year as compared to 6,000 incentive stock option grants to employees in the prior year. Options to purchase 128,618 shares of stock were cancelled in the current year due to employee terminations and option period expirations.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for all stock option grants in the year indicated:

	Years Ended August 31,
	2007	2006	2005
Expected dividend yield	n/a	0	0
Risk-free interest rate	n/a	4.5%	3.6%
Expected life of options (years)	n/a	6.0	4.2
Assumed volatility	n/a	71%	74%

The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield in effect at the time of grant. The expected life of the options is the average of the vesting life and the contractual life of the option. Volatility is calculated in the Black Scholes model based on historic stock prices for the same term as the expected life of options.

Generally, the stock option plans are on a four-year monthly vesting schedule beginning the first day of the month following the date of grant. The exercise price of each option equals the market price of our stock on the date of grant and the options expire ten years after the date of grant. The summary of stock option activity for fiscal years 2007, 2006 and 2005 follows:

	Fiscal Year 2007
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($000)
Outstanding at September 1, 2006	2,032,742	$6.34
Assumed acquired company options	1,089,468	$1.31
Exercised	(412,517)	$1.51
Expired/cancelled	(128,618)	$8.22

Outstanding at August 31, 2007	2,581,075	$4.89	4.2	$3,590

Exercisable at August 31, 2007	2,555,722	$4.87	4.1	$3,590

	Fiscal year 2006
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($000)
Outstanding at September 1, 2005	2,227,075	$6.29
Granted	6,000	$5.01
Exercised	(89,254)	$3.49
Expired/cancelled	(111,079)	$7.49

Outstanding at August 31, 2006	2,032,742	$6.34	4.8	$2,276

Exercisable at August 31, 2006	1,950,323	$6.37	4.7	$2,173

	Fiscal year 2005
	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	2,069,003	$6.30
Granted	292,296	$5.71
Exercised	(102,558)	$4.12
Expired	(31,666)	$8.77

Outstanding at end of year	2,227,075	$6.29

Options exercisable at year-end	1,915,197	$6.55

The aggregate intrinsic values in the tables above are calculated using the market price on August 31, 2007 of $4.87 and August 31, 2006 of $6.19. The weighted-average grant-date fair value of options granted in fiscal years 2006 and 2005 was $2.72 and $2.60, respectively. The total intrinsic value of options exercised during fiscal years 2007 and 2006 was $917,659 and $224,780, respectively. Intrinsic values of nonqualified or disqualifying ISO options exercised will result in a deduction for tax purposes.

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

The following table summarizes information about stock options outstanding at August 31, 2007 for all six plans:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at August 31, 2007	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at August 31, 2007	Weighted- Average Exercise Price
$ 1.07 to $ 2.44	785,258	4.01 years	$1.41	785,258	$1.41
$ 2.66 to $ 3.88	405,851	4.68 years	$3.07	405,851	$3.07
$ 3.96 to $ 4.56	250,462	5.72 years	$4.29	250,462	$4.29
$ 4.88 to $ 7.50	639,462	4.41 years	$6.35	617,234	$6.34
$ 7.56 to $ 27.06	500,042	2.94 years	$10.27	496,917	$10.28

Totals	2,581,075			2,555,722

As of August 31, 2007, there was a total of $82,041 of unrecognized compensation cost related to nonvested stock options granted. The total cost is expected to be recognized over a weighted-average period of 1.8 years.

Restricted Stock Units - In fiscal year 2006, we changed from granting stock options as a primary means of stock compensation to granting RSUs. We grant RSUs under our stockholder-approved 2006 Equity Incentive Plan, or 2006 Plan. Each RSU represents the right to receive a share of common stock and typically is subject to vesting requirements, normally on an annual basis over four years. Stock is issued to the grantee at each vesting date. The fair value of RSUs on the date of vesting in fiscal year 2007 was approximately $150,000. No RSUs vested in fiscal year 2006. When the stock is issued at vesting, the employee may elect to have fewer shares issued, with the amount of the reduction used to cover the minimum income and social security tax withholding requirements under IRS rules. The fair value of any RSUs granted is the market price of the common stock on the date of grant and is recognized as compensation expense over the vesting period. As approved by the stockholders at our annual meeting on January 17, 2007, all shares remaining under the 1997 Plan are available for issuance under the 2006 Plan. As of August 31, 2007, there was a total of approximately $940,000 of unrecognized compensation cost related to unvested RSUs. The total cost is expected to be recognized over a weighted-average period of 2.5 years. The following table sets forth the status of our RSU compensation activity for fiscal years 2006 and 2007:

Nonvested Shares	Shares	Weighted- Average Grant- Date Fair Value
Nonvested at November 30, 2005	0	$0.00
Granted	110,950	$5.69
Vested	0	$0.00
Cancelled	(2,900)	$5.69

Nonvested at August 31, 2006	108,050	$5.69
Granted	174,920	$5.02
Vested	(30,933)	$5.60
Cancelled	(3,425)	$5.46

Nonvested at August 31, 2007	248,612	$5.23

Employee Stock Purchase Plan - In 1994, we adopted an employee stock purchase plan, or Purchase Plan. In connection with the adoption of the Purchase Plan, we have reserved a total of 875,000 shares of our common stock. Under the terms of the Purchase Plan, rights to purchase common stock may be granted to eligible employees at the discretion of the board of directors, subject to certain restrictions. The Purchase Plan enables our eligible employees, through payroll withholding, to purchase shares of common stock at 85% of the fair market value of the common stock at the purchase date. Purchases are made on a calendar quarter schedule. At August 31, 2007, there are 73,019 shares reserved for future purchase rights under this plan. A summary of the activity for the employee stock purchase plan is as follows:

	Shares	Purchase Proceeds
Purchases for fiscal years:
2005	40,615	$254,831
2006	44,096	208,936
2007	38,584	170,132

10.	INTERNATIONAL SALES AND SALES BY PRODUCT LINE

International sales in foreign markets are as follows (in thousands):

	2007		2006		2005
	Sales	As a Percentage of Total Revenue	Sales	As a Percentage of Total Revenue	Sales	As a Percentage of Total Revenue
International sales:
Europe	$8,085	14.3%	$8,326	15.4%	$9,301	20.1%
Asia	13,802	24.5%	19,457	35.9%	16,503	35.7%
Other	2,019	3.6%	2,159	4.0%	2,168	4.7%

Total	$23,906	42.4%	$29,942	55.3%	$27,972	60.5%

There are no long lived assets separately identified with international sales.

Total sales in all markets are shown below by product line:

	Years Ended August 31,
	2007		2006		2005
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Product Sales:
Wireless Solutions Group:
Virtual Wire™ Radio products	$13,127	23%	$13,675	25%	$11,752	25%
Cirronet and Aleier Brand	13,301	24	550	1	—	0

Subtotal	26,428	47	14,225	26	11,752	25

Wireless Components Group:
Filters	17,648	31	22,086	41	15,178	33
Frequency control modules	3,461	6	4,229	8	3,680	8
Low-power components	8,835	16	13,622	25	15,612	34

Subtotal	29,944	53	39,937	74	34,470	75

Total sales	$56,372	100%	$54,162	100%	$46,222	100%

11.	SEGMENT INFORMATION

In the Business section of this Form 10-K (Item 1 Business) we describe two lines of business, the Wireless Solutions business and the Wireless Component business. In the past year, we have made two acquisitions that significantly increased our Wireless Solutions business. Our strategy is to focus our product and market development efforts and resources on the Wireless Solutions business, which we believe gives us greater potential for both increased sales and gross margin.

Also during the current year, we made the decision to move to a fabless business model for our Wireless Component business. Completion of this process in the next fiscal year will eliminate our Dallas manufacturing facilities, which were shared among our various products. This will make discrete gross margin information easier to report.

We believe that our two reportable segments are the Wireless Solutions products (and services) and the Wireless Components products. See the Business section of this report for additional information. In the prior years, we operated as a single segment.

Our senior management reviews discrete gross margin information on these two businesses and has made decisions on allocation of resources based on this information and our strategy. Most of our management functions that relate to operating expenses are managed on a consolidated basis. Because of the way we manage the business, we do not have discrete segment information for operating expenses and many balance sheet accounts. The information we are presenting below represents the information we have readily available to us.

As a result of the shared services reported separately, the segment information may not be indicative of the financial position or results of operations that would have been achieved had these segments operated as unaffiliated entities. There were no intersegment sales.

Information concerning the operations in these reportable segments is as follows (in thousands):

Fiscal Year Ended August 31, 2007
Net Sales:
Wireless Solutions Group	$26,428
Wireless Components Group	29,944

Total	$56,372
Gross Profit:
Wireless Solutions Group	$12,174
Wireless Components Group	5,742

Total	$17,916
Operating Expenses (not allocated to segments):
Research and development	8,521
Sales and marketing	8,985
General and administrative	4,630
Restructuring and impairment	1,961

Loss from operations	$(6,181)

Gross Profit percent to sales:
Wireless Solutions Group	46%
Wireless Components Group	19%
Total	32%
Segment assets:
Wireless Solutions Group *	$32,478
Wireless Components Group	10,318
Corporate and unallocated	7,773

Total	$50,569

*	In fiscal year 2007, we acquired Cirronet and Aleier for a total consideration of $28,367. The affect of this in included in the Wireless Solutions Group assets.

12.	CONCENTRATION RISKS

Major Customers

One Wireless Component customer, Delphi Corporation, represented 10% or more of either the total trade receivable balance at August 31, 2007 or the total sales for fiscal year 2007. Delphi represented 10% of the accounts receivable balance and 14% of total sales. Delphi filed Chapter 11 bankruptcy on October 8, 2005 and is still in that status.

Two customers each represented 10% or more of either the total trade receivable balance at August 31, 2006 or the total sales for fiscal year 2006. One customer, Delphi Corporation, represented 13% of the accounts receivable balance and 13% of total sales. The other customer represented 11% of the accounts receivable balance and 9% of total sales.

Major Vendors

One vendor represented 10% or more of either total trade payables at August 31, 2007 or total cost of sales for fiscal year 2007. This vendor is one of our offshore contractors. This vendor represented 35% of the trade payable balance and 32% of total cost of sales.

Two vendors each represented 10% or more of either total trade payables at August 31, 2006 or total cost of sales for fiscal year 2006. Both were our offshore contractors. One vendor represented 31% of the trade payable balance and 40% of total cost of sales. The other vendor represented 17% of the trade payable balance and 10% of total cost of sales.

13.	INCOME TAXES

The income tax expense (benefit) is shown below (in thousands):

	2007	2006	2005
Current - federal	$(21)	$42	$(46)
Current - state	20	8	6

	$(1)	$50	$(40)

A reconciliation between income taxes computed at the federal statutory rate and income tax expense (benefit) is shown below (in thousands):

	2007	2006	2005
Income tax expense (benefit) computed at federal statutory rate	$(2,389)	$215	$151
State income tax expense	20	8	4
Tax benefit of equity compensation plans	(219)	—	—
Expenses not deductible for tax purposes	38	82	12
Increase (decrease) in valuation allowance affecting the provision for income taxes	2,564	(230)	(157)
Changes in tax credits	—	42	(46)
Other	(15)	(67)	(4)

Total income tax expense (benefit)	$(1)	$50	$(40)

The tax effects of significant items comprising our net deferred income taxes as of August 31, 2007 and 2006 are as follows (in thousands):

	2007	2006
Net Operating Losses	$6,674	$5,276
Accrued expenses	3,610	2,280
Inventories	43	136
Tax credit carryforwards	958	619

Total deferred tax assets	11,285	8,311

Prepaid expenses and other	(146)	(127)
Intangibles	(2,792)	—
Property and equipment	(1,279)	(1,263)

Total deferred income tax liabilities	(4,217)	(1,390)

Net deferred tax assets	7,068	6,921
Less valuation allowance	(7,489)	(6,921)

Net deferred tax liability	$(421)	$—

As of August 31, 2007, we have income tax carryforwards of $19,631,000, $577,000 and $22,000 related to net operating losses, general business credits and alternative minimum tax credits, respectively, available to reduce future federal income tax liabilities. The net operating loss carryforwards begin to expire August 31, 2020. To the extent net operating loss carryforwards, when realized, relate to non-qualified stock option deductions, the resulting benefits will be credited to stockholders’ equity.

During the year ended August 31, 2007 we utilized fully reserved tax assets of approximately $2.0 million to offset deferred tax liabilities resulting from the Cirronet acquisition.

We record valuation allowances to reflect the estimated amount of deferred tax assets that may not be realized.

14.	EMPLOYEE BENEFIT PLAN

We have a profit sharing plan under Section 401(k) of the Internal Revenue Code, which covers substantially all employees. We may match employee contributions at a rate determined by the Board of Directors. Discretionary matching cash contributions of approximately $363,000, $230,000 and $154,000 were made in fiscal years 2007, 2006 and 2005, respectively.

15.	ACQUISITIONS

In September 2006, we completed the acquisition of two companies as described below. The acquisitions were accounted for under Statement of Financial Accounting Standards No. 141, or SFAS 141, “Business Combinations”. RFM’s Condensed Consolidated Statements of Operations for the fiscal year ended August 31, 2007 include the results from both companies for the full period starting September 1, 2006.

In accordance with Statement of Financial Accounting Standards No. 142, or SFAS 142, “Goodwill and Other Intangible Assets”, goodwill and trademarks, which have indefinite lives, are not amortized, but will be reviewed periodically for impairment. We performed an annual impairment review in our fourth quarter ending August 31, 2007 which resulted in no impairment at this time. The remaining purchased intangibles will be amortized on a straight-line basis over their respective useful lives. The fair value assigned to the acquired intangible assets was based on estimates and assumptions. We believe the purchase price was in line with values of similar companies in the industry, which resulted in a material amount of goodwill.

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

If earned, these deferred payments will be made in two installments in February 2007 and February 2008, subject to reduction as described in the Merger Agreement. There was no payment in February 2007, but a total payment of $2.0 million could still be paid in February 2008. The earn-out will be recognized and recorded in a future period if earned.

The following table summarizes the purchase price (in thousands):

Cash to Caver-Morehead shareholders	$1,649
Cash to Caver-Morehead acquisition consultants	151
Note to Caver-Morehead shareholders	118
Direct acquisition costs of the business combination	112

Total before potential future earn-out	2,030
Potential future earn-out	2,000

Total potential purchase price	$4,030

The following table summarizes the allocation of the purchase price, before potential future earn-out, to the estimated fair values of assets acquired and liabilities assumed as of September 1, 2006 in accordance with SFAS 141 “Business Combinations”(in thousands):

Current assets	$204
Property and equipment	80
Goodwill	399
Acquisition intangibles	2,067

Total assets acquired	2,750
Current liabilities	166
Notes payable	554

Total liabilities assumed	720

Net assets acquired	$2,030

Cirronet Inc.

In September 2006, we completed our acquisition of Cirronet Inc. The final purchase price was a total of $22.4 million, and includes all contingent amounts earned and direct acquisition costs incurred. The effective date for including operations and reporting as a subsidiary of RFM was September 1, 2006.

As indicated above, part of the purchase price was contingent. Pursuant to an earn-out agreement, Cirronet’s former shareholders and option holders had the potential of receiving up to $4.8 million upon the achievement by Cirronet of certain sales and margin targets for the fiscal year ended August 31, 2007. The actual earn-out calculated and accrued from actual sales and margins achieved as of August 31, 2007 was $2.0 million and was paid in cash on November 1, 2007.

The following table summarizes the purchase price (share and dollar amounts in thousands):

Cash to Cirronet shareholders	$7,451
Note to Cirronet shareholders	3,000
Value of 709 shares of RFM common stock issued to Cirronet shareholders	4,298
Value of 1,089 RFM stock options issued to Cirronet option holders	5,174
Direct acquisition costs of the business combination	523
Earn-out accrued at 8/31/07 per purchase agreement	2,000

Total purchase price	$22,446

The following table summarizes the allocation of purchase price to the fair values of assets acquired and liabilities assumed as of September 1, 2006 in accordance with SFAS 141 “Business Combinations” (in thousands):

Current assets	$3,454
Property and equipment	454
Goodwill	10,904
Acquisition intangibles	9,701
Other assets	238

Total assets acquired	24,751
Current liabilities	1,606
Capital lease obligations	161
Notes payable	117
Deferred tax liability - net	421

Total liabilities assumed	2,305

Net assets acquired	$22,446

Goodwill will not be deductible for tax purposes per SFAS 109 “Accounting for Income Taxes”.

The following unaudited pro forma consolidated financial information presents the comparable prior year ending August 31, 2006 as if the Cirronet merger had occurred on September 1, 2005 (in thousands, except per share amounts):

Twelve Months Ended August 31, 2006
Revenues	$66,769
Net income (loss)	$(1,681)
Basic income (loss) per share	$(0.19)
Diluted income (loss) per share	$(0.19)

The table above does not include any Caver-Morehead data because it is considered immaterial.

Intangible Asset Amortization

The composition of our acquired intangible assets for the two acquisitions described above and the associated accumulated amortization as of August 31, 2007 are as follows:

	Weighted Average Remaining Life in Years	August 31, 2007
		Gross Carrying Amount ($000)	Accumulated Amortization ($000)	Net Carrying Amount ($000)
Intangible assets subject to amortization:
Technology	7	$8,802	$1,176	$7,626
Customer base	8	1,583	176	1,407
Other	1	143	96	47
Stepped up valuation for inventory	1	291	291	—

Total values subject to amortization		10,819	1,739	9,080
Intangible assets not subject to amortization:
Trademarks		1,240	—	1,240

Total intangible assets		$12,059	$1,739	$10,320

The aggregate amount of intangible asset amortization expense for the twelve months ended August 31, 2007 was approximately $1,739,000. Estimated intangible asset amortization expense for each of our five fiscal years ending August 31, 2008 through 2012 is as follows:

Estimated Intangible Asset Amortization Expense	Amount ($000)
August 31, 2008	$1,495
August 31, 2009	1,331
August 31, 2010	1,276
August 31, 2011	1,275
August 31, 2012	1,270

16.	RESTRUCTURING AND IMPAIRMENT

Restructuring

In our second quarter, we announced the restructuring plan of our Wireless Components business which includes the outsourcing of all Dallas manufacturing. This restructuring plan called for the future reduction in headcount of approximately 80 people by severance and normal attrition. In accordance with SFAS 146 “Accounting for Costs Associated with Exit or Disposal Activities”, the cost of severance, which is estimated to be $660,000, will be accrued for and recognized ratably over the employees’ future service period, which is the period of time they are required to stay to receive the severance payment. Approximately $147,000 of the severance cost was accrued and recognized in the third quarter and relates to the severance of 15 employees. Approximately $256,000 of the severance cost was accrued and recognized in the fourth quarter and relates to the severance of 22 employees. We expect to accrue the remaining cost over the next three quarters, as our manufacturing operations in Dallas wind down and replacement production is set up at the outsourced location.

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

The following represents a reconciliation of the employee severance accrual, which is included in accrued expenses and other current liabilities in the accompanying financial statements (in thousands):

Year Ended August 31, 2007
Beginning balance	$—
Employee severance accrued	639
Severance payments to employees	(375)

Ending balance	$264

Impairment

In fiscal year 2007, we recorded a fixed asset impairment expense of approximately $1.3 million associated with the outsourcing of all Dallas manufacturing operations. This consists of the write-down or write-off of equipment and other assets that were no longer usable to support manufacturing.

17.	QUARTERLY INFORMATION (UNAUDITED)

Selected unaudited quarterly financial data is as follows (in thousands, except per-share amounts):

CONSOLIDATED QUARTERLY STATEMENTS OF OPERATIONS - UNAUDITED

YEARS ENDED AUGUST 31, 2007 AND 2006

	Fiscal 2007 Quarter Ended				Fiscal 2006 Quarter Ended
	Nov. 30	Feb. 28	May 31	Aug. 31	Nov. 30	Feb. 28	May 31	Aug. 31
Sales by product area:
Virtual Wire™ Radio products	$3,965	$2,736	$3,488	$2,938	$3,335	$3,420	$3,586	$3,334
Cirronet and Aleier Brand	3,186	3,388	2,925	3,802	102	178	210	60
Filters	4,440	3,705	4,381	5,122	4,758	4,824	6,522	5,982
Frequency control modules	1,686	619	535	621	511	1,160	1,133	1,425
Low-power components	2,526	1,900	2,086	2,323	3,590	3,111	3,245	3,676

Total Sales	15,803	12,348	13,415	14,806	12,296	12,693	14,696	14,477
Cost of sales	10,226	9,713	8,919	9,598	8,978	8,906	10,428	10,502

Gross profit	5,577	2,635	4,496	5,208	3,318	3,787	4,268	3,975
% of sales	35.3%	21.3%	33.5%	35.2%	27.0%	29.8%	29.0%	27.5%
Operating expenses:
Research and development	2,117	2,236	2,103	2,065	1,176	1,131	1,143	1,201
Sales and marketing	2,219	1,915	2,353	2,498	1,492	1,632	1,741	1,802
General and administrative	1,186	1,084	1,122	1,238	750	810	886	838
Restructuring & impairment	236	1,201	147	377	—	—	—	—

Total	5,758	6,436	5,725	6,178	3,418	3,573	3,770	3,841

Income (loss) from operations	(181)	(3,801)	(1,229)	(970)	(100)	214	498	134
Other expense, net	(153)	(175)	(199)	(319)	52	(69)	(68)	(30)

Income (loss) before income taxes	(334)	(3,976)	(1,428)	(1,289)	(48)	145	430	104
Income tax expense (benefit)	1	13	(6)	(9)	1	5	17	27

Net income (loss)	$(335)	$(3,989)	$(1,422)	$(1,280)	$(49)	$140	$413	$77

Earnings per share:

Basic	$(0.04)	$(0.44)	$(0.15)	$(0.14)	$(0.01)	$0.02	$0.05	$0.01

Diluted	$(0.04)	$(0.44)	$(0.15)	$(0.14)	$(0.01)	$0.02	$0.05	$0.01

Weighted average common shares outstanding:
Basic	8,813	9,001	9,184	9,244	7,949	7,981	8,042	8,083

Diluted	8,813	9,001	9,184	9,244	7,949	8,381	8,498	8,466

******

INDEX TO EXHIBITS

Exhibits	Previously Filed*	As Exhibit	Description

2.1	Form 8-K (filed 8/28/06)	2.1	Agreement and Plan of Merger dated as of August 24, 2006 by and among the Registrant, CI Acquisition, Inc., Cirronet Inc. and certain other parties thereto

2.2	Form 8-K (filed 8/28/06)	2.2	Agreement and Plan of Merger dated as of August 24, 2006 by and among the Registrant, Aleier Inc., Caver-Morehead Systems, Inc. and the shareholders of Caver-Morehead Systems, Inc.

2.3	Form 8-K (filed 8/28/06)	10.1	Form of Voting and Option Agreement dated as of August 24, 2006 between the Registrant and certain shareholders of Cirronet Inc.

3.1	Form 10-K (Year ended 8/31/94)	3.1	Restated Certificate of Incorporation

3.2	Form 10-K (Year ended 8/31/94)	3.2	Bylaws

4.1			Reference is made to Exhibits 3.1 and 3.2

4.2	Form 8-K (filed 12/29/94)	4.3	Rights Agreement dated as of 12/20/94

4.3	Form 8-K (filed 8/19/96)	4.4	First Amendment to Rights Agreement dated 8/14/96

4.4	Form 10-Q (Quarter ended 11/30/00) (filed 1/16/01)	4.5	Second Amendment to Rights Agreement dated 12/11/00

4.5	Form 8-A/A (Amendment No. 2) (filed 12/17/04)	4.6	Third Amendment to Rights Agreement between Registrant and Equiserve Trust Company, National Association, successor to Fleet National

4.6	Form 10-K (Year ended 8/31/05) (filed 11/17/05)	4.9	Specimen Stock Certificate

10.1	Form S-1	10.1	Form of Indemnity Agreement entered into by the Registrant and each of its officers and directors

1

Exhibits	Previously Filed*	As Exhibit	Description

10.2	Form 10-K (Year ended 8/31/94)	10.10	Lease Agreement between the Registrant and Jeff Yassai

10.3	Form 10-K (Year ended 8/31/97) (filed 12/1/97)	10.23	Form of Change of Control Agreement for certain officers

10.4	Form 10-Q (Quarter ended 2/28/01) (filed 4/16/01)	10.46	Warrant Agreement between Registrant and Wells Fargo Business Credit, Inc. dated as of 12/8/00

10.5	Form 10-Q (2001) (Quarter ended 5/31/01) (filed 7/13/01)	10.51	Manufacturing Agreement between Registrant and Automated Technology (Phil.) Inc. Electronics Corporation dated 2/22/01

10.6	Form 10-K (Year ended 8/31/01) (filed 11/29/01)	10.59	Amendment 1 to Manufacturing Agreement between Registrant and Automated Technology (Phil.) Inc. Electronics Corporation dated 7/19/01

10.7	Form 10-K (Year ended 8/31/02) (filed 11/21/02)	10.72	Product Agreement between Registrant and Tai-Saw Technology Co., LTD dated 9/1/002

10.8	Form 10-K (Year ended 8/31/03) (filed 11/20/03)	10.90	Chairman of the Board of Directors Service Agreement between the Registrant and Michael Bernique dated 5/31/03

10.9	Form 10-K (Year ended 8/31/04) (filed 11/18/04)	10.96	Amended and Restated Manufacturing and Technical Support Agreement between Registrant and Morioka Seiko Instruments, Inc. dated 6/11/04

10.10	Form 8-K (filed 10/27/05)	10.99	Omnibus Cash Incentive Plan of 2005

10.11	Form 8-K (filed 10/27/05)	10.100	Management Incentive Plan of 2005

10.12	Form 10-K (filed 11/17/05)	10.19	1994 Non-employee Director’s Stock Option Plan, as amended

10.13	Form 10-K (filed 11/17/05)	10.20	1994 Notice of Grant of Stock Options and Grant Agreement

10.14	Form 10-K (filed 11/17/05)	10.22	1997 Notice of Grant of Stock Options and Grant Agreement

2

Exhibits	Previously Filed*	As Exhibit	Description

10.15	Form 10-K (filed 11/17/05)	10.23	1999 Equity Incentive Plan, as amended

10.16	Form 10-K (filed 11/17/05)	10.24	1999 Notice of Grant of Stock Options and Grant Agreement

10.17	Form 8-K (filed 11/22/05)	10.26	Executive Sales Incentive Plan of 2005

10.18	Form 8-K (filed 12/19/05)	10.27	Form of Restricted Stock Unit Award

10.19	Form 8-K (filed 1/23/06)	99.1	Employee Stock Purchase Plan as Amended

10.20	Form 8-K (filed 1/23/06)	99.2	1997 Equity Incentive Plan as Amended

10.21	Form 8-K (filed 2/1/06)	99	New member of Board of Directors – William L. Eversole

10.22	Form 8-K (filed 8/28/06)	10.2	Employment Agreement dated as of August 24, 2006 between Registrant and Robert M. Gemmell

10.23	Form 10-K (filed 11/20/06)	10.31	Amended and Restated Loan Agreement between Registrant and Wells Fargo Bank, National Association dated 9/1/06

10.24	Form 10-K (filed 11/20/06)	10.33	Form of Lock-Up Agreement for the stock of Registrant and Executive shareholders of Cirronet Inc.

10.25	Form 10-K (filed 11/20/06)	10.34	Form of Lock-Up Agreement for the stock of Registrant and General shareholders of Cirronet Inc.

10.26	Form 8-K (filed 1/22/07)	99.1	2006 Equity Incentive Plan

10.27	From 10-Q (Quarter ended 5/31/07) (filed 7/31/07)	10.4	Omnibus Incentive Plan of 2007

10.28	From 10-Q (Quarter ended 5/31/07) (filed 7/31/07)	10.5	Management Incentive Plan of 2007

3

Exhibits	Previously Filed*	As Exhibit	Description

10.29			Amended and Restated Credit and Security Agreement between Registrant and Well Fargo Bank, National Association dated August 29, 2007

10.30			Manufacturing Agreement between Registrant and Tai-Saw Technology Co., LTD dated August 31, 2007

23.1			Consent of McGladrey & Pullen LLP, Independent Registered Public Accounting Firm

24.1			Power of Attorney**

31.1			Certificate Pursuant to Section 302 of Sarbanes - Oxley Act of 2002 for CEO

31.2			Certificate Pursuant to Section 302 of Sarbanes - Oxley Act of 2002 for CFO

32.1			Certificate Pursuant to Section 906 of Sarbanes - Oxley Act of 2002 for CEO

32.2			Certificate Pursuant to Section 906 of Sarbanes - Oxley Act of 2002 for CFO

*	Incorporated herein by reference.

**	Filed on the signature page of this Annual Report on Form 10-K.

4