Form 10-Q
period 2007-11-30
RF MONOLITHICS INC /DE/
filed 2008-01-14
CIK 922204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2007

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

☐  Yes     ☒  No

As of December 31, 2007: 9,444,309 shares of the Registrant’s Common Stock, $.001 par value, were outstanding.

RF MONOLITHICS, INC.

FORM 10-Q

QUARTER ENDED NOVEMBER 30, 2007

PART I. CONDENSED CONSOLIDATED FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RF MONOLITHICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

(In Thousands)

	November 30, 2007	August 31, 2007
		(a)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,178	$2,404
Trade receivables - net	9,158	9,583
Inventories - net	9,072	8,648
Prepaid expenses and other	642	575

Total current assets	20,050	21,210
PROPERTY AND EQUIPMENT - Net	3,610	3,891
GOODWILL	11,303	11,303
INTANGIBLES - Net	9,946	10,320
OTHER ASSETS - Net	985	939

TOTAL	$45,894	$47,663

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long term debt - bank	$1,333	$1,333
Notes payable - other	—	3,118
Capital lease obligations - current portion	51	52
Acquisition earnout payable	—	2,000
Accounts payable - trade	4,769	4,117
Accrued expenses and other current liabilities	2,308	2,819

Total current liabilities	8,461	13,439
LONG-TERM DEBT - Less current portion:
Notes payable - bank	7,929	5,176
Capital lease obligations	45	57

Total long-term debt	7,974	5,233
DEFERRED TAX LIABILITIES - Net	421	421

Total liabilities	16,856	19,093

STOCKHOLDERS’ EQUITY:
Common stock: 9,400 and 9,278 shares issued	9	9
Additional paid-in capital	49,331	48,976
Common stock warrants	86	86
Treasury stock, 36 common shares at cost	(227)	(227)
Accumulated deficit	(20,161)	(20,274)

Total stockholders’ equity	29,038	28,570

TOTAL	$45,894	$47,663

(a)	Derived from audited financial statements

See notes to condensed consolidated financial statements.

RF MONOLITHICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

(In Thousands, Except Per-Share Amounts)

	Three Months Ended November 30,
	2007	2006
SALES	$16,238	$15,803
COST OF SALES	10,212	10,226

GROSS PROFIT	6,026	5,577
OPERATING EXPENSES:
Research and development	1,941	2,117
Sales and marketing	2,326	2,220
General and administrative	1,474	1,185
Restructuring	99	236

Total operating expenses	5,840	5,758

INCOME (LOSS) FROM OPERATIONS	186	(181)
OTHER INCOME (EXPENSE):
Interest income	15	25
Interest expense	(192)	(177)
Other, net	112	(1)

Total other expense	(65)	(153)

INCOME (LOSS) BEFORE INCOME TAXES	121	(334)
INCOME TAX EXPENSE	8	1

NET INCOME (LOSS)	$113	$(335)

INCOME (LOSS) PER SHARE
Basic	$0.01	$(0.04)

Diluted	$0.01	$(0.04)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	9,352	8,813

Diluted	10,356	8,813

See notes to condensed consolidated financial statements.

RF MONOLITHICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(In Thousands)

	Three Months Ended November 30,
	2007	2006
OPERATING ACTIVITIES:
Net income (loss)	$113	$(335)
Noncash items included in net income (loss):
Depreciation and amortization	456	649
Amortization of intangible assets	374	431
Provision for trade receivable allowance	—	28
Stock-based compensation	181	95
Gain on disposal of property and equipment	(184)	—
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables	425	(274)
Inventories	(424)	(1,756)
Prepaid expenses and other	(67)	63
Accounts payable - trade	652	(900)
Accrued expenses and other liabilities	(511)	29

Net cash provided by (used in) operating activities	1,015	(1,970)

INVESTING ACTIVITIES:
Payments for business acquisitions, net of cash acquired	—	(8,589)
Acquisition of property and equipment	(189)	(276)
Proceeds from disposition of property and equipment	239	—
Change in other assets	(87)	(187)

Net cash used in investing activities	(37)	(9,052)

FINANCING ACTIVITIES:
Borrowings on notes payable	—	4,000
Net borrowings on bank revolver note	2,753	3,450
Repayments of notes payable and acquisition earnout payable	(5,118)	(671)
Repayments of capital lease	(13)	(13)
Change in other liabilities	—	(1)
Proceeds from common stock issued	174	160

Net cash (used in) provided by financing activities	(2,204)	6,925

DECREASE IN CASH AND CASH EQUIVALENTS	(1,226)	(4,097)
CASH AND CASH EQUIVALENTS:
Beginning of period	2,404	5,847

End of period	$1,178	$1,750

SUPPLEMENTAL INFORMATION:
Interest paid	$326	$42

Income taxes paid	$2	$—

See notes to condensed consolidated financial statements.

RF MONOLITHICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

1.	INTERIM FINANCIAL STATEMENTS

The accompanying condensed financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, that in the opinion of the management of RF Monolithics, Inc. are necessary for a fair presentation of our financial position as of November 30, 2007, and the results of operations and cash flows for the three months ended November 30, 2007 and 2006. These unaudited interim condensed financial statements should be read in conjunction with our audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended August 31, 2007, filed with the Securities and Exchange Commission.

Operating results for the three months ended November 30, 2007, are not necessarily indicative of the results to be achieved for the full fiscal year ending August 31, 2008.

2.	INVENTORIES

Inventories consist of the following (in thousands):

	Nov. 30, 2007	Aug. 31, 2007
Raw materials and supplies	$3,878	$3,241
Work in process	1,484	1,768
Finished goods	6,240	6,123

Total gross inventories	11,602	11,132
Less: Inventory reserves	(2,530)	(2,484)

Total inventories	$9,072	$8,648

3.	PROPERTY AND EQUIPMENT

Property and equipment include construction in progress of $397,000 at November 30, 2007, and $258,000 at August 31, 2007, which was composed primarily of computer software and other fixed assets not yet placed in service.

4.	CREDIT FACILITIES

Our debt at November 30, 2007 and August 31, 2007 consisted of the following (in thousands):

	November 30, 2007	August 31, 2007
Bank revolving line-of-credit	$6,595	$3,842
Bank term note	2,667	$2,667
Other notes	—	3,118

Total	9,262	9,627
Less: Current maturity	1,333	4,451

Long-term debt	$7,929	$5,176

On August 29, 2007, our previous banking agreement dated September 1, 2006 was amended and restated to increase our collateral borrowing base and thus more borrowing availability under our $11.0 million revolving line of credit. This was done by adding inventory to the collateral borrowing base to increase the borrowing availability by approximately $2.0 million. The term note was reset at its August 29, 2007 balance of $3.0 million. Additionally, this credit facility has provided us with the funds needed to complete the restructuring of our operations and fund the payments of $3.1 million in outstanding notes and $2.0 million in earnout obligations due and paid in November 2007 as part of the acquisition of Cirronet and the Aleier business.

The $3.0 million term note calls for nine equal quarterly payments of $333,333 to the bank starting August 31, 2007. The revolving line of credit expires on December 31, 2010 and thus any outstanding borrowings against this facility are due at that time. As of November 30, 2007, our revolving line of credit facility had a loan availability of approximately $2.9 million from our borrowing base which is based on eligible accounts receivable and inventory. Financial covenants under the new revolving credit arrangement as amended, include financial covenants as to the ratio of debt to funds from operations (debt service ratio), profitability, and capital expenditures.

The interest rate on all borrowings under our banking agreement is based on either bank prime or LIBOR. The interest rate changes periodically and can be fixed for up to a three-month period. The interest rates on borrowings as of November 30, 2007 range from 7.30% to 7.56%.

5.	STOCK-BASED COMPENSATION PLANS

We have several stock-based compensation plans, which are more fully described on Note 9 on our fiscal year 2007 annual report on Form 10-K. The following table illustrates the stock compensation expense recognized in the three months ended November 30, 2007 and 2006. Compensation expense recognized in thousands was:

	Compensation Expense Recognized Three months ended November 30,
Stock Compensation Plan	2007	2006
Stock options for employees and directors	$20	$37
Employee Stock Purchase Plan	7	11
Stock options for consultants	—	7
Restricted Stock Units	154	40

Totals	$181	$95

Stock Options – There were no stock option grants in the current or prior year. As of November 30, 2007, options to purchase 31,644 shares of stock were cancelled in the current year due to employee terminations and option period expirations. The summary of stock option activity for the current fiscal year as of November 30, 2007 follows:

	Three Months Ended November 30, 2007
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($000)
Outstanding at September 1, 2007	2,581,075	$4.89
Exercised	(105,463)	$1.68
Expired/cancelled	(31,644)	$14.33

Outstanding at November 30, 2007	2,443,968	$4.91	4.0	$4,619

Exercisable at November 30, 2007	2,424,309	$4.89	3.9	$4,617

The following table compares the number of shares subject to option grants with exercise prices below the closing price of our common stock at November 30, 2007 (referred to as “In-the-Money”) with the number of shares subject to option grants with exercise prices equal to or greater than the closing price of our common stock at November 30, 2007 (referred to as “Out-of-the-Money”). The closing price of our common stock at November 30, 2007 was $5.85 per share.

	Exercisable		Unexercisable		Total
As of End of Quarter	Shares (#)	Wtd. Avg. Exercise Price ($)	Shares (#)	Wtd. Avg. Exercise Price ($)	Shares (#)	Wtd. Avg. Exercise Price ($)
In-the-Money	1,414,789	$2.59	2,001	$5.01	1,416,790	$2.59
Out-of-the-Money	1,009,520	$8.13	17,658	$7.13	1,027,178	$8.11

Total Options Outstanding	2,424,309	$4.89	19,659	$6.91	2,443,968	$4.91

Restricted Stock Units - The following table sets forth the status of our Restricted Stock Unit compensation activity for the current fiscal year as of November 30, 2007:

Nonvested Shares	Shares	Weighted- Average Grant- Date Fair Value
Nonvested at August 31, 2007	248,612	$5.23
Granted	250	$5.47
Vested	(14,750)	$5.42
Cancelled	(1,525)	$5.15

Nonvested at November 30, 2007	232,587	$5.22

6.	EARNINGS (LOSS) PER SHARE

Our earnings (loss) per share is computed by dividing our net earnings (loss) by the weighted average number of outstanding common shares during the period. Our diluted earnings (loss) per share is computed by dividing our net earnings (loss) by the weighted average number of outstanding common and potentially dilutive shares. Potentially dilutive shares are derived from outstanding stock options, warrants and RSUs that have an exercise price less than the weighted average market price of our common stock. Any options and warrants with an exercise price greater than the weighted average market price of our common stock are considered antidilutive and are excluded from the computation of diluted earnings per share. In a period of net loss, all outstanding options, warrants and RSUs are considered antidilutive. The number of common stock options considered antidilutive and thus excluded from the year to date diluted earnings or loss per share computation at November 30, 2007 were 1,027,178. The number of common stock options, warrants and RSUs considered antidilutive and thus excluded from the year to date diluted earnings or loss per share computation at November 30, 2006 were 3,237,501.

7.	SALES REVENUE

The following table sets forth the components of our sales and the percentage relationship of the components to sales by product area for the periods ended as indicated (in thousands, except percentage data):

	Quarter Ended
	November 30, 2007		November 30, 2006
	Amounts	% of Total	Amounts	% of Total
Product sales:
Wireless Solutions Group:
Virtual Wire™ Radio products	$3,642	23%	$3,965	26%
Cirronet and Aleier Brands	3,801	23	3,186	19

Subtotal	7,443	46	7,151	45
Wireless Components Group:
Filters	5,880	36	4,440	28
Frequency control modules	651	4	1,686	11
Low-power components	2,264	14	2,526	16

Subtotal	8,795	54	8,652	55

Total sales	$16,238	100%	$15,803	100%

International sales were approximately 45% or $7,365 during the current quarter and 46% or $7,188 during the comparable quarter of the prior year. We consider all product sales with a delivery destination outside of North America to be international sales.

8.	SEGMENT INFORMATION

In the MD&A section of this Form 10-Q we describe two lines of business, the Wireless Solutions business and the Wireless Component business. In fiscal year 2007, we made two acquisitions that significantly increased our Wireless Solutions business. Our strategy is to focus our product and market development efforts and resources on the Wireless Solutions business, which we believe gives us greater potential for both increased sales and gross margin.

Also in fiscal year 2007, we made the decision to move to a fabless business model for our Wireless Component business. Completion of this process in fiscal year 2008 will eliminate our Dallas manufacturing facilities, the cost of which were allocated among our various products. This will make discrete gross margin information more accurate and easily managed in the future.

Our two reportable segments are Wireless Solutions products (and services) and Wireless Components products. See Item 2 of this report for additional information. Prior to fiscal year 2007, we operated as a single segment.

Our senior management reviews discrete gross margin information on these two businesses and has made decisions on allocation of resources based on this information and our strategy. Most of our research, selling, general and administrative and restructuring activities for both segments are managed on a consolidated basis. Therefore, we do not have discrete segment information for operating expenses and many balance sheet accounts. The information we are presenting below represents the information we have readily available to us.

As a result of the shared administrative services reported separately, the segment information may not be indicative of the financial position or results of operations that would have been achieved had these segments operated as unaffiliated entities. There were no intersegment sales.

Information concerning the operations and assets in these reportable segments is as follows (in thousands):

Segment Reporting

	Three Months Ended November 30,
	2007	2006
Net Sales:
Wireless Solutions Group	$7,443	$7,151
Wireless Components Group	8,795	8,652

Total	$16,238	$15,803
Gross Profit:
Wireless Solutions Group	$3,763	$3,171
Wireless Components Group	2,263	2,406

Total	$6,026	$5,577
Operating Expenses (not allocated to segments):
Research and development	1,941	2,117
Sales and marketing	2,326	2,220
General and administrative	1,474	1,185
Restructuring and impairment	99	236

Income (loss) from operations	$186	$(181)

Gross Profit percent to sales:
Wireless Solutions Group	51%	44%
Wireless Components Group	26%	28%
Total	37%	35%

9. INCOME TAXES

During the three months ended November 30, 2007, we realized income before income tax of $121,000 compared to a loss of ($334,000) before income tax for the comparable period of the prior year. In both the current and prior years we recorded small provisions for state income tax. We expect to record relatively small income tax provisions in future periods. We continue to maintain a full valuation allowance on our deferred tax assets due to prior period losses, as well as the general economic environment. However, we retain the tax benefits involved and we will realize the benefit in future periods (1) to the extent we have taxable income in a reported period for which we utilize some of the tax benefit and (2) whenever, and to the extent, management concludes that it is more likely than not that we will also realize some of the tax benefits in future periods.

10.	RESTRUCTURING EXPENSE

In fiscal year 2007, we announced the restructuring plan of our Wireless Components business which includes the outsourcing of all Dallas manufacturing. This restructuring plan called for the reduction in headcount of approximately 80 people by severance and normal attrition. In accordance with SFAS 146

“Accounting for Costs Associated with Exit or Disposal Activities”, the cost of severance, which is estimated to be $660,000, is being be accrued for and recognized ratably over the employees’ future service period, which is the period of time they are required to stay to receive the severance payment. Approximately $403,000 of the severance cost was accrued and recognized in fiscal year 2007 and relates to the severance of 37 employees. Approximately $99,000 of the severance cost was accrued and recognized in the current quarter and relates to the severance of 13 employees. We expect to accrue the remaining cost over the next two quarters, as our manufacturing operations in Dallas wind down and replacement production is set up at the outsourced location.

The following represents a reconciliation of the employee severance accrual, which is included in accrued expenses and other current liabilities in the accompanying financial statements (in thousands):

	Three Months Ended November 30, 2007	Three Months Ended November 30, 2006
Balance at August 31, 2007 and 2006	$264	$—
Employee severance accrued	99	236
Severance payments to employees	(191)	(96)

Balance at November 30, 2007 and 2006	$172	$140

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion may be understood more fully by reference to the financial statements, notes to the financial statements, and management’s discussion and analysis contained in our Annual Report on Form 10-K for the year ended August 31, 2007 filed with the Securities and Exchange Commission.

General

RF Monolithics, Inc., or RFM, was organized in 1979 as a Texas corporation and converted to a Delaware corporation in 1994. We design, develop, manufacture and market a broad range of wireless products and services that are solution-driven and technology-enabled. We have two lines of business - Wireless Solutions and Wireless Components.

Our Wireless Solutions business includes Virtual Wire™ Short-range Radio, Radio Frequency Integrated Circuits, or RFIC, and Module Products, and related services. These products are miniature radios and the networks that manage and use them. Our goal is to provide customers with a comprehensive solution for their wireless network needs, optimized using our broad portfolio of products and services. These offerings were enhanced by two acquisitions that were consummated in September, 2006. RFM acquired Cirronet Inc., or Cirronet, and the business of Caver-Morehead Systems, Inc., or Caver-Morehead (which was acquired by Aleier, Inc., or Aleier, a wholly-owned subsidiary of RFM). Miniature radios that are very short range and ultra low power are marketed under the RFM brand. Standard and custom radio modules and packaged radio and network gateway products are marketed under the Cirronet brand. Asset management platform software and end-user applications and related services formerly sold by Caver-Morehead are marketed under the Aleier brand.

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

We have systematically increased our operating expenses to support our Wireless Solutions initiative and that has somewhat increased our sales breakeven point. Despite increased operating expenses, we have normally generated positive cash flows from operating activities in recent periods. See the section below entitled Liquidity for discussion of cash flows for the current period. While we intend to continue some level of positive cash flows in future periods, the amount of positive cash flow may decrease or occasionally turn negative due to fluctuating revenues or the need for increased working capital to support increased sales or increased capital spending and other investments to support growth programs. We feel we currently have the financial resources necessary to execute our business plans.

Critical Accounting Policies

We prepare our financial statements in conformity with accounting principles generally accepted in the United States. As such, we are required to make certain estimates and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the periods presented. We described our most significant accounting policies, which we believe are the most critical to fully understand and evaluate our reported financial results in our Annual Report filed with the Securities and Exchange Commission on November 29, 2007 on Form 10-K. Those policies continue to be our most critical accounting policies for the period covered by this filing.

Results of Operations

In this next section we will discuss our financial statements. In doing this, we will make comparisons between the following periods, which we believe are relevant to understanding trends in our business:

•

The three months ended November 30, 2007 (current quarter and current year-to-date period) of the fiscal year ending August 31, 2008, in comparison to the three months ended November 30, 2006 of the fiscal year ended August 31, 2007 (comparable quarter of the prior year and prior year-to-date period).

•	Certain comparisons with the three months ended August 31, 2007 (previous quarter) are provided where we believe it is useful to the understanding of trends.

The selected financial data for the periods presented may not be indicative of our future financial condition or results of operations.

The following table illustrates operating results for the four quarters of fiscal 2007 and the first quarter of fiscal 2008 (in thousands, except percentage data). These figures will be used when discussing trends in the following section.

	Fiscal 2007 Quarter Ended				Fiscal 2008 Qtr. Ended
	Nov. 30	Feb. 28	May 31	Aug. 31	Nov. 30
Sales by product area:
Virtual Wire™ Radio products	$3,965	$2,736	$3,488	$2,938	$3,642
Cirronet and Aleier Brand	3,186	3,388	2,925	3,802	3,801
Filters	4,440	3,705	4,381	5,122	5,880
Frequency control modules	1,686	619	535	621	651
Low-power components	2,526	1,900	2,086	2,323	2,264

Total Sales	15,803	12,348	13,415	14,806	16,238
Cost of sales	10,226	9,713	8,919	9,598	10,212

Gross profit	5,577	2,635	4,496	5,208	6,026
% of sales	35.3%	21.3%	33.5%	35.2%	37.1%
Operating expenses:
Research and development	2,117	2,236	2,103	2,065	1,941
Sales and marketing	2,220	1,915	2,353	2,498	2,326
General and administrative	1,185	1,084	1,122	1,238	1,474
Restructuring and impairment	236	1,201	147	377	99

Total	5,758	6,436	5,725	6,178	5,840

Income (loss) from operations	(181)	(3,801)	(1,229)	(970)	186
Other expense	(153)	(175)	(199)	(319)	(65)

Income (loss) before income taxes	(334)	(3,976)	(1,428)	(1,289)	121
Income tax expense (benefit)	1	13	(6)	(9)	8

Net Income (Loss)	$(335)	$(3,989)	$(1,422)	$(1,280)	$113

The following table sets forth, for the three months ended November 30, 2007 and 2006, (a) the percentage relationship of certain items from our statements of operations to total sales and (b) the percentage change in dollar amount of these items between the current period and the comparable period of the prior year:

	Percentage of Total Sales Quarter Ended November 30,		Percentage Change From Quarter Ended November 30, 2006 to Quarter Ended
	2007	2006	November 30, 2007
Sales	100%	100%	3%
Cost of sales	63	65	—

Gross profit	37	35	8

Research and development	12	13	(8)
Sales and marketing	14	14	5
General and administrative	9	8	24
Restructuring	1	1	(58)

Total operating expenses	36	36	1

Income (loss) from operations	1	(1)	202
Other expense, net	—	(1)	(57)

Income tax (benefit) before income taxes	1	(2)	136
Income tax (benefit) expense	—	—	700

Net income (loss)	1	(2)	134%

Sales

Overall Sales Trends for the Current Quarter Compared to the Prior Year and Previous Quarter

Total sales increased 3% in the current quarter compared to the comparable quarter of the prior year and increased 10% from the previous quarter. The primary reason for the increase in both periods was an increase in the number of units sold, both for Wireless Solutions and Wireless Components products.

Wireless Solutions products sales increased 4% from the prior year and 10% from the previous quarter. This is consistent with our strategy to focus product and market development on those products, which are receiving increased market acceptance. For instance, sales for Cirronet and Aleier brand products increased 19% from the comparable quarter of the prior year. Most of these sales were from the Cirronet and Aleier products and services that were acquired at the beginning of the last fiscal year as part of our strategy to increase Wireless Solutions sales. For further information on these products see the section below entitled Cirronet and Aleier Brand Products.

The other major Wireless Solutions product category is Virtual Wire™ Short-range Radio products. These sales fluctuated both upward and downward in comparison to prior periods, primarily as a result of changes in production levels of major customers. Our primary customers for these products are contract manufacturers and distributors, who order product based upon production schedules requested by their customers, which have historically shown considerable volatility. Sales for these products decreased 8% from the comparable quarter of the prior year, primarily due to a decrease in average selling prices. The decrease in average selling prices resulted from a reduced number of units sold to relatively higher price medical applications resulting from decreases in production levels for customers. The decrease in medical application units shipped was offset by an increased number of units sold to other customers, but at lower average selling prices. In contrast, Virtual Wire™ Short-range Radio products sales increased 24% compared to the previous quarter due to an overall increase in number of units sold resulting from increases in production levels at several major customers, including automated meter reading and medical customers. For further information on these products, see the section below entitled Virtual Wire™ Short-range Radio products.

Wireless Components products sales increased 2% from the prior year and 9% from the previous quarter. The increase for Wireless Components products primarily related to economic recovery in some of the markets in which these products are used, particularly as filters for satellite radio and telecom applications, which have shown significant volatility in recent quarters. Sales of filter products were at the highest levels since fiscal year 2006, when satellite radio filter sales were at high levels for both automotive and consumer markets. For further information on filter products, see the section below entitled Filters.

Partially offsetting the increases in filter sales in comparison to the comparable quarter of the prior year was a 61% decrease in sales of frequency control modules which resulted from a similar reduction in the number of units sold. The telecom markets these products serve are subject to volatile changes due to varying economic conditions and production rates at several major contract manufacturers. These markets were at very high levels a year ago but we believe the current levels are more typical. Also offsetting the increases in sales for filter products was an ongoing reduction in sales for our older low-power components products as explained below in the section entitled Low Power Components.

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

We compete in very price competitive markets (such as the automotive and satellite radio markets) in which customers require decreased prices over time to retain their business, particularly for products in the Wireless Components group. In addition, we understand that as new products ramp up in volume our customers expect economies of scale to result in lower pricing. As a result, two of our product lines experienced a decline in average selling prices in the range of 7% to 9% in the current quarter in comparison to the comparable quarter of the prior year. Although the filter product line actually experienced a slight increase in average selling price, that was primarily due to a shift in product mix within the product line, rather than any actual increases in selling prices to our customers. The other products were not significantly impacted by decreases in average selling prices.

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

We have experienced sudden increases in demand in the past, which have put pressure on our manufacturing facilities and those of our offshore contractors to increase capacity to meet this demand. In addition, new products sometimes require different manufacturing processes than we currently possess. We now participate in some service markets which require that we have the capability to provide the services demanded. We may not be able to increase the manufacturing capacity of our assembly contractors, improve our manufacturing processes in a timely manner so as to take advantage of increased market demand or to increase our capability to provide services. Failure to do this could result in a material loss of potential sales.

Product Line Sales Trends:

Wireless Solutions Group

Cirronet and Aleier Brand products

Sales for Cirronet and Aleier brand products, most of which were acquired at the beginning of the last fiscal year, increased 19% from the comparable quarter of the prior year to $3.8 million. These sales were roughly equivalent to sales from the previous quarter. The increase from the prior fiscal year was due to an increase in the number of units sold, primarily of relatively higher priced products, which also resulted in higher average selling prices. In the past couple of years, we have invested considerable resources in product and marketing development to support our strategic plan for the Wireless Solutions business. The increase in sales for these products represents increasing market acceptance for them.

We have developed several FCC certified standard products and completed a great deal of work on custom development contracts for this market, which includes starting the initial production phase for the Cooper Bussmann InVisionTM Downtime Reduction System. Besides a variety of radio products, we use several communication protocol systems to manage point-to-point, point-to-multipoint or mesh wireless sensor networks. Our sales force is now working with customers to design these products into their applications. In the current quarter, legacy RFM Wireless Systems sales are included in Cirronet and Aleier brand products, reflecting how these products are managed.

In the current quarter, we introduced a new Zigbee radio and an updated version of the Aleier software. We are also starting to see opportunities in which the same project may require both Cirronet hardware and Aleier software and service. While we see great potential for Wireless Systems products and services, it is difficult for us to predict when, or if, these products will have a significant additional impact on our sales.

An important consideration is the increased potential gross margin these products and services offer because of their higher technical content. An increase in sales for these products represents an improvement in product mix, contributing to increased gross margins. See the section below entitled Gross Profit for further discussion on this.

Virtual Wire™ Short-range Radio products

Sales for Virtual Wire™ Short-range Radio products were $3.6 million for the current quarter. This was an 8% decrease from the comparable quarter of the prior year and a 24% increase from the previous quarter due to the changes in production rates in the current quarter at several major customers that were explained above in the section entitled Overall Sales Trends for the Current Quarter Compared to the Prior Year and Previous Quarter. These products show considerable volatility due to fluctuating production rates from our customers.

For several years we have devoted considerable resources developing and marketing Virtual Wire™ Short-range Radio products. We believe these products offer potential for significant growth in sales in numerous wireless applications, particularly for applications that require small size and low power consumption. We intend to continue working with our customers to develop new applications using Virtual Wire™ Short-range Radio products, including the third generation of this product, which will add several new features. In addition, we have launched a line of RFIC products, including receivers, transmitters and transceivers. In the current quarter, we introduced a new product, the TRC103. We are not certain when, if ever, these new products will significantly impact future sales.

Wireless Components Group

Filters

Sales of filter products at $5.9 million increased 32% from the comparable quarter of the prior year and 15% from the previous quarter. The sales increases were primarily due to an increase in the number of units sold. The increase in the number of units sold was primarily due to an increase in sales for satellite radio and telecom applications.

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

In the current year, there has been a resumption of growth in the rate of new subscriptions to satellite radio services. A very favorable factor is an increasing number of models of automobiles that are having satellite radios installed at the factory. A negative factor is the lack of recovery for consumer (aftermarket) products, which were negatively impacted last year by FCC actions that took several versions of products off the market until changes were made eliminating electronic interference, particularly for portable consumer versions of the radios. Regulatory actions which negatively impact the satellite radio market could have a material adverse effect on our sales. The net effect of these changes in our current quarter was a significant increase in the number of units sold, partially a result of seasonal factors, including holiday sales.

We continue to see an increase in sales for several products serving the Chinese telecommunications market. Sales to this market segment continued at high levels in the current quarter partially a result of seasonal factors and the infrastructure needs related to the 2008 Olympics in the telecommunications market. We expect that sales for the Chinese telecommunications market will continue to be high for some time, but they may decline after the build out related to the 2008 Olympics is completed. The resulting change in product mix within the filter product line was the reason that average selling prices actually increased 4% from the previous year. The increase in average selling prices was offset by a corresponding increase in unit costs, as the telecommunications products come in larger, more expensive packages.

We believe that sales of filter products were particularly high in the current quarter, but that sales may decline in our second quarter due to normal seasonal factors. Besides the factors mentioned in the previous paragraphs, our second quarter includes far fewer productions days for our customers, due to holidays both in North America and Asia.

A difficulty we face for filter products is the ongoing trend of lower average selling prices for comparable products. Competitive conditions for these products have forced us to provide lower prices to maintain our position. The automotive and consumer markets tend to be more price competitive than the other markets we serve. For instance, average selling prices declined by 2% compared to the previous quarter. We expect the general trend of lower average selling prices for comparable products will continue to have an adverse effect on future sales and margins, and this trend may result in lower overall sales of filter products in the immediate future. For a discussion of strategies for sustaining gross profit, see the section below entitled Gross Profit.

Frequency Control Modules

Sales of frequency control products at $0.7 million decreased 61% from the comparable quarter of the prior year and increased 5% from the previous quarter. The sales decrease from the prior year was primarily due to a corresponding change in the number of units sold to customers in high-end computer and internet infrastructure markets. These markets are subject to volatile changes due to economic conditions in the telecommunications market and production rates at several major contract manufacturers. A year ago, several of these customers were at unusually high levels. We believe the current year’s production levels are more typical. Future sales of these products will be highly dependent upon economic conditions in the markets these products serve. The slight increase in sales from the previous quarter was due to an increase in average selling prices resulting from sales of military type products. Normally, pressures on average selling prices for frequency control module products are not nearly as great as in some of our other markets.

Low-power Components

Sales of low-power components at $2.3 million declined 10% from the comparable quarter of the prior year and 3% from the previous quarter. In both cases, the decrease from the prior period was primarily due to a decrease in the number of units sold. In addition, in comparison to the prior year there was a decrease in average selling prices of 7%, while prices held steady in comparison to the previous quarter.

These results represent an ongoing trend for these products. The trend we have experienced is a decline in sales for some of our mature products, including products for the tire pressure monitoring and remote keyless entry applications. Many of our products sold into this application are based on mature technology and conversion to other technologies such as multiple function integrated circuits and phased lock loop radios is expected to impact future sales of our low-power products. In addition, some customers have switched to very low-priced competitors.

We have focused our sales efforts for low-power components on market niches where our total solution is valued by the customer. In addition, we continue to provide additional package options and seek general cost reductions (including the restructuring program announced in the prior year) to remain competitive. Although we think sales of low-power components may continue to decline, we believe we can maintain considerable market share in the niches we are targeting.

The primary market for these products is the automotive market, which is characterized by very competitive conditions and declining average selling prices. Smaller package styles, which are offered at lower prices, are taking an increasing market share. We expect that the trend of lower average selling prices for low-power component products to continue, as competitive market conditions require future price reductions.

We expect that the overall trend of lower sales for low-power components will continue, due to continued reduction in average selling prices, continued conversion of customers away from older products to alternative technologies and generally low North American automotive production levels. We expect that sales of low-power components products will fluctuate in accordance with changing production schedules for automotive customers.

Other Sales Trends

The following table provides additional data concerning our sales:

	Percentage of Sales
	Current Quarter	Comparable Quarter	Previous Quarter
Sales to top five customers	40%	37%	35%
Distribution sales	23%	25%	17%
Number of customers with 10% or more sales	One	Two	One
Sales for 10% or more customers	12%	27%	13%
International sales	45%	46%	41%

The increase in sales of the top five customers in comparison to both periods was primarily due to a recovery of sales of satellite radio filters, as described in the section above entitled Filter Products. One customer, Delphi Corporation, or Delphi, accounted for more than 10% of sales in the current year. Delphi is currently in Chapter 11 reorganization proceedings. While we are encouraged by the reported progress in those efforts, we cannot be assured that they will be successful. If sales to Delphi were interrupted by a disruption in the bankruptcy process, such disruption could have a material adverse effect on our operations.

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

Amortization of Increased Asset Values Related to Fair Value of Acquired Businesses

In the prior year we acquired the business of Cirronet and Aleier. This resulted in recording approximately $11.1 million of assets that are required to be amortized on a straight-line basis over various lives, such as intangible technology and other assets. The amortization of these costs is a non-cash expense. The amortization of these acquisition related items resulted in recording additional expense as follows:

	Three months ended November 30,
	2007	2006
Cost of Sales	$1,000	$96,000
Research and development expense	332,000	298,000
Sales and Marketing expense	49,000	46,000
General and administrative expense	16,000	16,000

Total quarterly additional amortization expense	$398,000	$456,000

The reduction in amortization from the prior year is because of decreased amortization of the stepped up valuation of inventory and customer backlog in Cost of Sales, for which the amortization period is now complete. We expect to record similar amounts of amortization of acquisition cost expense for the remainder of the fiscal year.

Stock Compensation Expense

We adopted SFAS 123(R) for our fiscal year beginning September 1, 2005, or fiscal 2006. In fiscal 2007, we also switched to restricted stock units, or RSUs, as our primary stock compensation vehicle in lieu of stock options, to better match the employees’ perceived benefit with the financial statement cost. Also, RSUs result in less dilution and, as we have implemented them, generally less expense. Most of our stock compensation expense in the current year relates to RSUs.

A summary of stock compensation expense is as follows:

	Three months ended November 30,
	2007	2006
Cost of Sales	$37,000	$14,000
Research and development expense	22,000	9,000
Sales and marketing expense	54,000	23,000
General and administrative expense	68,000	49,000

Total additional stock compensation expense	$181,000	$95,000

We intend to continue to use various stock plans as an important part of our compensation package. We are competing for talent with other companies that have stock plans in place and our work force values stock as a form of compensation. We intend to primarily issue RSUs in lieu of stock options in future periods to lessen dilution and control expense. We expect somewhat smaller expense for the remainder of the fiscal year, as a large amount of RSUs became fully vested in the current quarter.

Gross Profit

Overall Gross Profit Trends for Current Quarter Compared to the Prior Year and Previous Quarter

The current quarter gross margin of 37.1% was an increase from the 35.3% in the comparable quarter of the prior year and 35.2% in the previous quarter. The increase in gross margin in both periods was primarily due to several factors that represent strategic actions that are intended to improve gross margins:

1.	The first is our focus on growing sales for Wireless Solutions products. As described in Note 8 to our accompanying unaudited Condensed Consolidated Financial Statements, gross margins for Wireless Solutions products in the current quarter was 51%, compared to 26% for Wireless Components products. Due to their higher technical content, our Wireless Solutions products have higher potential gross margins than our commodity type products such as filters and low-power components. Product mix improvement was a major benefit of our acquisition strategy. Therefore, an increase in the ratio of Wireless Solutions products from 45% in the comparable quarter of the prior year to 46% for this year had a slight favorable impact. This was not a significant factor in comparison to the previous quarter, but we expect this to have more of an impact during the remainder of our fiscal year. While this is our strategy, we cannot assure that such an improved product mix will be achieved in future periods.

2.	We are seeing some of the effects of our transition to a fabless business model. Gross profit for our Wireless Components products increased from 23% in our previous quarter to 26% in the current quarter. This effect was not obvious in comparison to the previous year, since the reduction in cost was more than offset by a reduction in average selling prices (see the next paragraph for further discussion of the impact of average selling prices). We believe this restructuring will generate annual savings of approximately $5 million per year, most of which will represent an improvement in gross margin. Partial savings were realized in the current quarter and we believe the full benefit of these savings will be realized in the last three quarters of fiscal year 2008.

3.	Another favorable impact is our ongoing effort to reduce per-unit manufacturing costs. Each of our product lines has achieved cost reduction on a year-over-year per-unit manufacturing cost basis for the past several years. This is our general strategy to offset the impact of decreasing average selling prices. We devote considerable resources to obtaining purchasing savings and in working with our suppliers and outside contractors to improve yields, increase productivity and to improve processes that result in lower costs. Interestingly, the cost reduction effort is most visible on a year-to-year basis for our Wireless Solutions products. As described in Note 8 to our accompanying unaudited Condensed Consolidated Financial Statements, we increased gross margin to 51% in the current quarter from 44% in the comparable quarter of the prior year. This was primarily a result of cost reduction on Cirronet modules that have been outsourced to offshore contractors. We intend to continue our efforts to reduce manufacturing costs in future periods.

4.

Another positive factor that occurred is the impact that the volume of units sold and produced has when the number of units is increased and relatively high levels of fixed manufacturing costs are spread over more units. We had sales increases and an increased number of units sold in the current quarter, both in comparison to the comparable quarter of the prior year and the previous quarter. Overhead costs in Cost of Sales include a relatively high amount of fixed manufacturing costs, such as a significant amount of depreciation expense for manufacturing equipment. When volume is reduced, fixed manufacturing costs increase on a per-unit basis, negatively impacting margins. This effect will diminish in importance as we move to a fabless business model. In the current quarter we completed production in our Dallas facilities, so we expect a significant reduction in overhead cost starting in our second quarter.

The biggest negative factor for gross margins, as mentioned in the section entitled Sales, is the continuing negative impact of declining average selling prices as a result of competitive conditions in the markets we serve. In comparison to the prior year, the sales of Wireless Components products as a whole decreased 9% on a year-over-year basis. That was a key factor in the decrease in gross margins for this segment from 28% in the comparable quarter of the prior year to 26% in the current quarter. We expect the trend towards lower average selling prices within our product lines will continue due to competitive pressures and the fact that newer products, like older products, are reaching levels at which customers expect volume-based price breaks. The strategies mentioned in the previous paragraph are intended to offset this negative factor.

Another factor that impacted Wireless Components gross margins in the current quarter in comparison to the comparable quarter of the prior year was the decrease in relatively high margin frequency control module business, which was explained above in the section entitled Frequency Control Module Products. This was a negative product mix shift that occurred within the Wireless Component segment. It appears unlikely that this will be a major impact in future quarters.

Research and Development Expense

Research and development expenses were $1,941,000 in the current quarter, compared to $2,117,000 in the comparable quarter of the prior year and $2,065,000 in the previous quarter. The decreases of 8% from the comparable quarter of the prior year and 6% from the previous quarter were primarily due to a reduction in depreciation of an engineering software system that has been fully depreciated and partial reduction in outside consulting expenses as various product development programs have been completed. Included in these expenses was $332,000 in acquisition amortization expenses, an increase from $298,000 in the comparable quarter of the prior year.

Research and development expenses were 12% of sales in the current quarter, down slightly from 13% of sales in the comparable quarter of the prior year. We believe that the greater technical content of the Wireless Solutions business and our growth strategy requires higher research and development expenses as a percentage of sales than we incurred prior to these acquisitions, at least for the foreseeable future.

We believe that the continued development of our technology and new products is essential to our growth and success. We are committed to continuing to devote significant resources to research and development primarily for the Wireless Solutions group and expect research and development expenses to remain the same or slightly increase in the immediate future.

Sales and Marketing Expense

Current quarter sales and marketing expenses were $2,326,000 compared to $2,220,000 in the comparable quarter of the prior year and $2,498,000 in the previous quarter. This 5% increase from the comparable quarter of the prior year was due to a slight increase in the scope of market development programs resulting from our plan to aggressively increase sales.

Sales and marketing expenses were 14% of sales in the current quarter, the same as the comparable quarter of the prior year. The sales channels that were acquired have been integrated with existing sales channels, resulting in significantly larger sales and marketing organizations. We believe that the greater technical content of the Wireless Solutions business and our growth strategy requires higher sales and marketing expenses as a percentage of sales than we incurred prior to these acquisitions, at least for the foreseeable future.

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

General and Administrative Expense

General and administrative expenses were $1,474,000 for the current quarter, compared to $1,185,000 for the comparable quarter of the prior year and $1,238,000 in the previous quarter. This 24% increase over the comparable period and 19% increase over the previous quarter was primarily due to an increase in management incentive compensation and legal expenses related to several agreements negotiated during the quarter.

General and administrative expenses were 9% of sales in the current quarter, up from 8% of sales in the comparable quarter of the prior year. We expect to incur comparable or slightly increased general and administrative expenses in the immediate future.

Restructuring Expense

In the prior year we made the decision to downsize and, subsequently, to eliminate the Dallas manufacturing facility and move to a “fabless” business model. That had the impact of idling many of the fixed assets that the facility had been using and a large reduction in head count, with its associated severance costs. In the current quarter, those severance costs resulted in $99,000 in expense, compared to $236,000 in the comparable quarter of the prior year and $377,000 in the previous quarter. We expect expenses similar to those incurred in our current quarter to be incurred in our second quarter.

Total Operating Expenses

Operating expenses in total were comparable to prior periods, an $82,000 increase over the prior year and $338,000 decrease from the previous quarter. The decrease from the previous quarter was largely the result of $278,000 in lower restructuring expenses. Included in these expenses was $397,000 in acquisition amortization expenses, an increase from $360,000 in the comparable quarter of the prior year. Operating expenses were 36% of sales in the current quarter, the same as the comparable quarter of the prior year. Our Wireless Solutions strategy is to continue to aggressively develop new products and markets to seek rapid sales growth, so we expect to incur comparable or slightly increased operating expenses (other than restructuring expense) in the immediate future, except for sales commissions expense which will fluctuate with sales.

Other Income (Expense)

Total other income (expense) was a $65,000 net expense in the current quarter, compared to a $153,000 net expense for the comparable quarter of the prior year and a $319,000 net expense for the previous quarter. The significant decrease in expense from the prior year and the previous quarter was primarily a result of $108,000 in net gains realized as a result of asset sales of manufacturing equipment and spare parts that is no longer needed due to our transition to a fabless business model. We expect to have similar or somewhat greater gains on sale of equipment in our second quarter. The previous quarter included an expense to write off a $137,000 investment in a wireless systems start-up company that did not recur in the current quarter. We expect to incur comparable or slightly increased other expenses in the immediate future, including an increase in interest expense related to the financing of the final payments due to the former shareholders of the companies acquired in fiscal 2007.

Income Tax Expense (Benefit)

In both the current and prior years we recorded small provisions for state income tax or in some cases adjustments to alternative minimum federal and state income tax accruals. We expect to record relatively small income tax provisions until the recovery of deferred tax assets is more likely than not.

In fiscal 2001, we fully reserved, in a non-cash charge, all tax benefits that had been recorded prior to that point in accordance with SFAS 109. We continue to maintain a full valuation allowance on our deferred tax assets due to our historical losses and a limited history of taxable income. In accordance with SFAS 141 “Business Combinations”, in the prior year we recorded a net $421,000 deferred tax liability related to our acquisition of Cirronet, with the difference being adjusted to goodwill, rather than profit and loss.

We retain the tax benefits that have been reserved and we will realize the benefit in future periods to the extent we are profitable. As of the end of the prior year, we have income tax carryforwards and other potential tax benefits available to reduce future federal taxable income by approximately $19.6 million. The NOL carryforwards expire August 31, 2020.

We expect to record relatively small income tax provisions until the recovery of deferred tax assets is more likely than not.

Earnings (Loss) per Share

The net income for the current quarter was $113,000, or $0.01 per diluted share, compared to a net loss of $335,000, or $0.04 per diluted share, for the comparable quarter of the prior year and net loss of $1,280,000 or $0.14 per diluted share for the previous quarter. The improvements in income are primarily the result of increased sales and gross margins. The net income for the quarter includes $398,000 amortization of increased asset values related to fair value of the acquisitions, as discussed under the section above entitled Amortization of Increased Asset Values Related to Fair Value of Acquired Businesses. The net income for the quarter also includes $181,000 in stock compensation expense, as discussed under the section above entitled Stock Compensation Expense and $99,000 in restructuring expenses and net gains of $108,000 on sales of equipment, as discussed under the section above entitled Restructuring Expense and Other Income (Expense).

Financial Condition

Financing Arrangements

On August 29, 2007, our previous banking agreement with Wells Fargo Bank, National Association, or WFB, was amended and restated to increase the collateral borrowing base resulting in an increased borrowing availability. This was done by adding additional eligible inventory to the collateral borrowing base. Also, the term note was reset at its August 29, 2007 balance of $3.0 million.

The revolving line of credit is an $11.0 million facility and it expires on December 31, 2010 and thus any outstanding borrowings against this facility are due at that time. The purpose of this amended and restated agreement was to complete the restructuring of our operations and fund in November 2007 the $3.0 million note payment and $2.0 million earn out payment associated with our earlier acquisition of Cirronet Inc. The $3.0 million term note calls for nine equal quarterly payments to the bank starting August 31, 2007.

Financial covenants under the new revolving credit arrangement include financial covenants as to the ratio of debt to funds from operations (debt service ratio), profitability, and capital expenditures. We were in compliance with all covenants as of November 30, 2007. We believe we will be able to remain in compliance with our financial covenants during the balance of fiscal 2008. Should there be a violation of one or more of the financial covenants and we are unable to negotiate a waiver or amendment, the maturity of our debt could be accelerated.

At November 30, 2007, we maintained access to our revolving line-of-credit, which had a loan balance of $9.3 million. Additional loan advances of approximately $2.9 million were available under our current borrowing base.

Our banking agreement and its status at the end of the current quarter are described in Note 4 to our Financial Statements included in this report.

Liquidity

Liquidity at November 30, 2007 consisted primarily of $1.2 million of cash and our revolving line of credit facility which had a loan availability of approximately $2.9 million from our borrowing base which consists of eligible accounts receivable and inventory.

Net cash provided by operating activities was $1.0 million for the current fiscal year-to-date period as compared to net cash used in operating activities of $2.0 million for the comparable period of the prior year resulting in a $3 million improvement in operating cash flow. Net income improved by almost $0.5 million. The primary reason for this improvement in operating cash flow was that last year $2.8 million of additional working capital was needed to support increased sales compared to $0.1 million provided from working capital reductions in the current year.

A major reason for the change in working capital was an increase in inventory of $1.8 million that occurred in the prior year (excluding the impact of acquisitions), compared to only a $0.4 million increase in inventory in the current year; a decrease of $1.4 million. The increase in inventory in the prior year resulted from an unexpected increase in finished goods inventory of satellite radio filters due to developments in the satellite radio market. Later in fiscal year 2007, we sold this excess inventory. The inventory increase that occurred in the current year largely related to temporary transition stocking done in connection with our move to a fabless business model. We plan to sell this excess inventory over the rest of fiscal year 2008.

Another working capital item that negatively impacted operating cash flow in the prior year was the decrease of $0.9 million in accounts payable and accrued expenses (excluding the impact of acquisitions), compared to an increase of $0.1 million in accounts payable and accrued expenses in the current year. In the prior year we experienced a one-time pay down of accounts payable by our acquired subsidiaries. This did not recur this year. A volatile factor is that accounts payable may fluctuate at the end of any given quarterly period depending on flows of material received late in the quarter.

The last favorable working capital trend was a decrease in accounts receivable of $0.4 million in the current year (excluding the impact of acquisitions), compared to an increase of $0.3 million in the prior year. In the current year, we had very linear sales within the quarter, so we avoided a large increase in accounts receivable at the end of the quarter, despite an increase in sales for the entire quarter. Collection of our receivables on a days-sales-outstanding measurement was in the low 50-day range in the current year. Past due accounts remain insignificant and we continued to meet our payment terms with our vendors.

Non-cash items included in net income such as depreciation, amortization and stock-based compensation were $0.8 million in the current year-to-date period, compared to $1.2 million in the prior year. The decrease from the prior year was primarily due to lower depreciation and amortization as some assets were written off as part of our restructuring program or came to the end of their useful life. In addition, gains on sales of equipment are not included in operating activities.

The positive operating cash flow of $1.0 million in the current quarter follows a trend of positive operating cash flow that we generally experience. The negative operating cash flow resulting from the various working capital fluctuations that occurred last year was very unusual. We expect to continue to have positive operating cash flow for the next several quarters. We believe continued positive cash flow, as well as access to our credit facilities, will be sufficient to maintain normal operations for the rest of fiscal 2008.

Cash used in investing activities was almost zero for the current year-to-date period, as compared to $9.1 million for the prior year-to-date period. In the current year, the proceeds from disposition of property and equipment slightly exceeded capital spending. In the prior year, we used $8.6 million in cash (net of acquired cash) to finance the acquisitions. Capital spending was actually $0.2 million and we expect to acquire only up to $1.2 million of capital equipment in fiscal 2008. We do not believe our fabless business model will be capital intensive.

Net cash used for financing activities was $2.2 million in the current year-to-date period, compared to cash provided by financing activities of $6.9 million in the prior year-to-date period. In the current year, we paid $5.1 million in remaining current liabilities related to the acquisitions we consummated last year. We borrowed $2.8 million in the current year to make related payments and financed the remainder from cash on hand and operating cash flow. In the prior year, we borrowed almost $7.4 million to finance the acquisitions.

As of November 30, 2007, we had approximately $2.9 million of cash availability under our current banking agreement based upon the borrowing base which is derived from eligible accounts receivable and inventory. In addition, approximately $1.5 million in additional funds may become available under our banking agreement if our borrowing base were to increase sufficiently to support increased borrowing. We are not able to say when or if that will happen because of our inability to foresee future orders due to limited lead times on orders placed by our customers.

While we reported positive operating cash flows in recent years, a reduction in sales or gross margins or changes in working capital could occur due to economic or other factors. We believe that cash generated from operations, our cash balances and the amounts available under our revolving credit facility will be sufficient to meet our cash requirements for the rest of fiscal year 2008. If for any reason these sources of funds are not sufficient to meet our requirements, we may be required to raise additional funds. We cannot guarantee that we would be able to obtain additional financing or, if available, that it would be available to us on acceptable terms. Should that happen, there could be a significant adverse impact on our operations.

Forward-looking Statements

Except for the historical information, this report contains numerous forward-looking statements that involve risks and uncertainties. These statements are made pursuant to the Safe Harbor Provision of the Private Securities Litigation Reform Act of 1995. Statements of our plans, objectives, expectations and intentions involve risks and uncertainties. Statements containing terms such as “anticipate”, “believe”, “estimate”, “expect”, “may”, “plan” or similar terms are considered to contain uncertainty and are forward-looking statements. We believe that these statements are based on reasonable assumptions and our expectations at the time. Our actual results may differ materially from the statements and assumptions discussed in this report. However, these statements involve uncertainties and are completely qualified by reference to several important factors. Factors that could cause or contribute to such differences include, but are not limited to those discussed in the section entitled Management’s Discussion and Analysis of Financial

Condition and Results of Operations in this report, as well as the other factors detailed from time to time in our SEC reports, including the report on Form 10-K for the year ended August 31, 2007.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk due to fluctuations in interest rates on our bank debt. As of November 30, 2007, with all other variables held constant, a hypothetical one-percentage point increase in interest rates would result in an increase in interest expense of approximately $93,000 on an annual basis.

A significant portion of our products have a manufacturing process in a foreign jurisdiction and are sold in foreign jurisdictions. We manage our exposure to currency exchange fluctuations by denominating most transactions in U.S. dollars. We consider the amount of our foreign currency exchange rate risk to be immaterial as of November 30, 2007, and accordingly have not hedged any such risk.

ITEM 4.	CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported in a timely manner. There have been no changes in our internal control over financial reporting during the quarter ended November 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

There are a number of risks associated with RFM and its business, which are described in our Form 10-K filed with the SEC for the year ended August 31, 2007. Material changes to these risk factors are outlined below. Any of these risks, as well as other risks and uncertainties, could harm our business and financial results and cause the value of our securities to decline. The risks described in our Form 10-K or below are not the only ones facing RFM. Additional risks not currently known to us or that we currently deem immaterial also may impair our business.

ITEM 6.	EXHIBITS

(a)	Exhibits. We hereby incorporate by reference all exhibits filed in connection with Form 10-K for the year ended August 31, 2007.

(b)	Exhibits included:

Exhibit	Description

31.1	Certificate Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 for CEO.

31.2	Certificate Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 for CFO.

32.1	Certificate Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 for CEO.

32.2	Certificate Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 for CFO.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RF MONOLITHICS, INC.

Dated: January 14, 2008	By:	/s/ David M. Kirk
David M. Kirk
CEO, President and Director

Dated: January 14, 2008	By:	/s/ Harley E Barnes III
Harley E Barnes III
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit	Description

31.1	Certificate Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 for CEO. (1)

31.2	Certificate Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 for CFO. (1)

32.1	Certificate Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 for CEO. (1)

32.2	Certificate Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 for CFO. (1)

(1)	Filed as an exhibit to this Form 10-Q.