Form 10-Q
period 2008-02-29
RF MONOLITHICS INC /DE/
filed 2008-04-14
CIK 922204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 29, 2008

Commission File No. 0-24414

RF Monolithics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	75-1638027
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification)

4441 Sigma Road, Dallas, Texas	75244
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (972) 233-2903

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  ☒    Yes  ☐    No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer	☒ Smaller reporting company

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐    Yes  ☒    No

As of March 31, 2008: 9,729,697 shares of the Registrant’s Common Stock, $.001 par value, were outstanding.

RF MONOLITHICS, INC.

FORM 10-Q

QUARTER ENDED FEBRUARY 29, 2008

Item Number		Page

	PART I. FINANCIAL INFORMATION

1.	Condensed Consolidated Financial Statements – Unaudited	2

	Condensed Consolidated Balance Sheets - Unaudited February 29, 2008 and August 31, 2007	2

	Condensed Consolidated Statements of Operations - Unaudited Three Months Ended February 29, 2008 and February 28, 2007 and Six Months Ended February 29, 2008 and February 28, 2007	3

	Condensed Consolidated Statements of Cash Flows - Unaudited Six Months Ended February 29, 2008 and February 28, 2007	4

	Notes to Condensed Consolidated Financial Statements	5

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

3.	Quantitative and Qualitative Disclosures About Market Risk	29

4.	Controls and Procedures	29

	PART II. OTHER INFORMATION

1A.	Risk Factors	29

4.	Submission of Matters to a Vote of Security Holders	30

6.	Exhibits	30

	SIGNATURES	31

	INDEX TO EXHIBITS	32

PART I. CONDENSED CONSOLIDATED FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RF MONOLITHICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

(In Thousands)

	February 29, 2008	August 31, 2007
		(a)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,216	$2,404
Trade receivables - net	9,185	9,583
Inventories - net	8,772	8,648
Prepaid expenses and other	586	575

Total current assets	19,759	21,210

PROPERTY AND EQUIPMENT - Net	3,298	3,891
GOODWILL	11,303	11,303
INTANGIBLES - Net	9,572	10,320
OTHER ASSETS - Net	989	939

TOTAL	$44,921	$47,663

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long term debt - bank	$1,333	$1,333
Notes payable - other	—	3,118
Capital lease obligations - current portion	45	52
Acquisition earnout payable	—	2,000
Accounts payable - trade	3,651	4,117
Accrued expenses and other current liabilities	1,998	2,819

Total current liabilities	7,027	13,439

LONG-TERM DEBT - Less current portion:
Notes payable - bank	8,237	5,176
Capital lease obligations	39	57

Total long-term debt	8,276	5,233

DEFERRED TAX LIABILITIES - Net	421	421

Total liabilities	15,724	19,093

STOCKHOLDERS’ EQUITY:
Common stock: 9,664 and 9,278 shares issued	9	9
Additional paid-in capital	49,592	48,976
Common stock warrants	86	86
Treasury stock, 36 common shares at cost	(227)	(227)
Accumulated deficit	(20,263)	(20,274)

Total stockholders’ equity	29,197	28,570

TOTAL	$44,921	$47,663

(a)	Derived from audited financial statements

See notes to condensed consolidated financial statements.

RF MONOLITHICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

(In Thousands, Except Per-Share Amounts)

	Three Months Ended		Six Months Ended
	February 29, 2008	February 28, 2007	February 29, 2008	February 28, 2007
SALES	$14,307	$12,348	$30,545	$28,151

COST OF SALES	8,571	9,713	18,783	19,939

GROSS PROFIT	5,736	2,635	11,762	8,212

OPERATING EXPENSES:
Research and development	2,017	2,236	3,958	4,353
Sales and marketing	2,335	1,915	4,661	4,134
General and administrative	1,356	1,084	2,830	2,270
Restructuring and impairment	(44)	1,201	55	1,437

Total operating expenses	5,664	6,436	11,504	12,194

INCOME (LOSS) FROM OPERATIONS	72	(3,801)	258	(3,982)

OTHER INCOME (EXPENSE):
Interest income	1	10	16	36
Interest expense	(168)	(219)	(360)	(397)
Other	(2)	34	110	33

Total other income (expense)	(169)	(175)	(234)	(328)

INCOME (LOSS) BEFORE INCOME TAXES	(97)	(3,976)	24	(4,310)

INCOME TAX EXPENSE	5	13	13	14

NET INCOME (LOSS)	$(102)	$(3,989)	$11	$(4,324)

EARNINGS (LOSS) PER SHARE
Basic	$(0.01)	$(0.44)	$0.00	$(0.48)

Diluted	$(0.01)	$(0.44)	$0.00	$(0.48)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	9,585	9,001	9,471	8,918

Diluted	9,585	9,001	10,371	8,918

See notes to condensed consolidated financial statements.

RF MONOLITHICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(In Thousands)

	Six Months Ended
	February 29, 2008	February 28, 2007
OPERATING ACTIVITIES:
Net income (loss)	$11	$(4,324)
Noncash items included in net income (loss):
Depreciation and amortization	776	1,196
Amortization of intangible assets	748	911
Charge for inventory obsolescence and asset impairment	—	2,399
Provision for trade receivable allowance	—	55
Stock-based compensation	272	210
Gain on disposal of property and equipment	(457)	(35)
Changes in operating assets and liabilities:
Trade receivables	584	1,036
Inventories	(124)	(1,193)
Prepaid expenses and other	(11)	75
Accounts payable - trade	(466)	(1,143)
Accrued expenses and other liabilities	(821)	(362)

Net cash provided by (used in) operating activities	512	(1,175)

INVESTING ACTIVITIES:
Payments for business acquisitions, net of cash acquired	—	(8,589)
Acquisition of property and equipment	(382)	(415)
Proceeds from disposition of property and equipment	551	35
Change in other assets	(131)	(370)

Net cash provided by (used in) investing activities	38	(9,339)

FINANCING ACTIVITIES:
Borrowings on notes payable	—	4,000
Net borrowings on bank revolver note	3,394	3,650
Repayments of notes payable and acquisition earnout payable	(5,451)	(1,004)
Repayments of capital lease	(25)	(24)
Change in other liabilities	—	(3)
Proceeds from common stock issued	344	385

Net cash provided by (used in) financing activities	(1,738)	7,004

DECREASE IN CASH AND CASH EQUIVALENTS	(1,188)	(3,510)

CASH AND CASH EQUIVALENTS:
Beginning of period	2,404	5,847

End of period	$1,216	$2,337

SUPPLEMENTAL INFORMATION:
Interest paid	$467	$190

Income taxes paid	$2	$—

See notes to condensed consolidated financial statements.

RF MONOLITHICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

1.	INTERIM FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, that in the opinion of the management of RF Monolithics, Inc. are necessary for a fair presentation of our financial position as of February 29, 2008, the results of operations for the three and six months ended February 29, 2008 and February 28, 2007 and cash flows for the six months ended February 29, 2008 and February 28, 2007. These unaudited interim condensed consolidated financial statements should be read in conjunction with our audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended August 31, 2007, filed with the Securities and Exchange Commission.

Operating results for the six months ended February 29, 2008 are not necessarily indicative of the results to be achieved for the full fiscal year ending August 31, 2008.

2.	INVENTORIES

Inventories consist of the following (in thousands):

	February 29, 2008	August 31, 2007
Raw materials and supplies	$3,772	$3,241
Work in process	1,047	1,768
Finished goods	6,467	6,123

Total gross inventories	11,286	11,132
Less: Inventory reserves	(2,514)	(2,484)

Total inventories	$8,772	$8,648

3.	PROPERTY AND EQUIPMENT

Property and equipment included construction in progress of $361,000 at February 29, 2008, and $258,000 at August 31, 2007, which was composed primarily of computer hardware and software not yet placed in service. The balance at February 29, 2008 also included facility roof replacement not yet completed.

4.	CREDIT FACILITIES

Our debt at February 29, 2008 and August 31, 2007 consisted of the following (in thousands):

	February 29, 2008	August 31, 2007
Bank revolving line-of-credit	$7,237	$3,842
Bank term note	2,333	$2,667
Other notes	—	3,118

Total	9,570	9,627
Less: Current maturity	1,333	4,451

Long-term debt	$8,237	$5,176

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

The $3.0 million term note calls for nine equal quarterly payments of $333,333 to the bank starting August 31, 2007. The revolving line of credit expires on December 31, 2010 and thus any outstanding borrowings against this facility are due at that time. As of February 29, 2008, our revolving line of credit facility had a loan availability of approximately $1.5 million from our borrowing base which is based on eligible accounts receivable and inventory. Financial covenants under the new revolving credit arrangement as amended, include financial covenants as to the ratio of debt to funds from operations (debt service ratio), profitability, and capital expenditures.

The interest rate on all borrowings under our banking agreement is based on either bank prime or LIBOR. The interest rate changes periodically and can be fixed for up to a three-month period. The interest rates on borrowings as of February 29, 2008 range from 5.63% to 6.00% with a weighted average of 5.92%.

5.	STOCK-BASED COMPENSATION PLANS

We have several stock-based compensation plans, which are more fully described in Note 9 in our fiscal year 2007 annual report on Form 10-K. The following table illustrates the stock compensation expense recognized in the three and six months ended February 29, 2008 and the three and six months ended February 28, 2007 (in thousands):

	Compensation Expense Recognized
	Three months ended February		Six months ended February
Stock Compensation Plan	29, 2008	28, 2007	29, 2008	28, 2007
Stock options for employees & directors	$9	$32	$29	$69
Employee Stock Purchase Plan	5	11	12	22
Stock options for consultants	—	8	—	14
Restricted Stock Units	77	64	231	105

Totals	$91	$115	$272	$210

Stock Options – There were no stock option grants in the current or prior year. As of February 29, 2008, options to purchase 112,662 shares of stock were cancelled in the current year due to employee terminations and option period expirations. The summary of stock option activity for the current fiscal year as of February 29, 2008 follows:

	Six Months Ended February 29, 2008
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($000)
Outstanding at September 1, 2007	2,581,075	$4.89
Exercised	(297,520)	$1.54
Expired/cancelled	(112,662)	$12.02

Outstanding at February 29, 2008	2,170,893	$4.98	3.9	$3,104

Exercisable at February 29, 2008	2,155,078	$4.97	3.9	$3,103

The following table compares the number of shares subject to option grants with exercise prices below the closing price of our common stock at February 29, 2008 (referred to as “In-the-Money”) with the number of shares subject to option grants with exercise prices equal to or greater than the closing price of our common stock at February 29, 2008 (referred to as “Out-of-the-Money”). The closing price of our common stock at February 29, 2008 was $5.31 per share.

	Exercisable		Unexercisable		Total
As of End of Quarter	Shares (#)	Wtd. Avg. Exercise Price ($)	Shares (#)	Wtd. Avg. Exercise Price ($)	Shares (#)	Wtd. Avg. Exercise Price ($)
In-the-Money	1,186,109	$2.69	1,751	$5.01	1,187,860	$2.70
Out-of-the-Money	968,969	$7.76	14,064	$6.94	983,033	$7.75

Total Options Outstanding	2,155,078	$4.97	15,815	$6.73	2,170,893	$4.98

Restricted Stock Units - The following table sets forth the status of our Restricted Stock Unit compensation activity for the current fiscal year as of February 29, 2008:

Nonvested Shares	Shares	Weighted- Average Grant- Date Fair Value
Nonvested at August 31, 2007	248,612	$5.23
Granted	20,687	$5.86
Vested	(105,112)	$5.22
Cancelled	(2,087)	$5.32

Nonvested at February 29, 2008	162,100	$5.32

6.	EARNINGS (LOSS) PER SHARE

Our earnings (loss) per share is computed by dividing our net earnings (loss) by the weighted average number of outstanding common shares during the period. Our diluted earnings (loss) per share is computed by dividing our net earnings (loss) by the weighted average number of outstanding common and potentially dilutive shares. Potentially dilutive shares are derived from outstanding stock options, warrants and RSUs that have an exercise price less than the weighted average market price of our common stock. Any options and warrants with an exercise price greater than the weighted average market price of our common stock are considered antidilutive and are excluded from the computation of diluted earnings per share. In a period of net loss, all outstanding options, warrants and RSUs are considered antidilutive. The number of common stock options, warrants and RSUs considered antidilutive and thus excluded from the year-to-date diluted earnings or loss per share computation at February 29, 2008 was 941,032. The number of common stock options, warrants and RSUs considered antidilutive and thus excluded from the year-to-date diluted earnings or loss per share computation at February 28, 2007 was 3,008,253

7.	SALES REVENUE

The following table sets forth the components of our sales and the percentage relationship of the components to sales by product area for the periods indicated (in thousands, except percentage data):

	Amounts				% of Total
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	February 29, 2008	February 28, 2007	February 29, 2008	February 28, 2007	February 29, 2008	February 28, 2007	February 29, 2008	February 28, 2007
Product Sales:
Wireless Solutions Group:
Virtual Wire™ Radio products	$3,773	$2,736	$7,415	$6,701	27%	22%	24%	24%
Cirronet and Aleier Brands	3,330	3,388	7,131	6,574	23	28	24	23

Subtotal	7,103	6,124	14,546	13,275	50	50	48	47

Wireless Components Group:
Filters	3,895	3,705	9,775	8,145	27	30	32	29
Frequency control modules	506	619	1,157	2,305	3	5	4	8
Low-power components	2,803	1,900	5,067	4,426	20	15	16	16

Subtotal	7,204	6,224	15,999	14,876	50	50	52	53

Total sales	$14,307	$12,348	$30,545	$28,151	100%	100%	100%	100%

International sales were approximately 46% or $6,612 during the current quarter and 39% or $4,865 during the comparable quarter of the prior year. On a six month year-to-date basis, international sales were approximately 46% or $13,977 during the current year and 43% or $12,053 during the comparable period of the prior year. We consider all product sales with a delivery destination outside of North America to be international sales.

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

Also in fiscal year 2007, we made the decision to move to a fabless business model for our Wireless Component business. Completion of this process in fiscal year 2008 will eliminate our Dallas manufacturing facilities, the costs of which were allocated among our various products. This will make discrete gross margin information more accurate and easily managed in the future.

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

Information concerning the operations and assets in these reportable segments is as follows (in thousands):

Segment Reporting

	Three Months Ended		Six Months Ended
	February 29, 2008	February 28, 2007	February 29, 2008	February 28, 2007
Net Sales:
Wireless Solutions Group	$7,103	$6,124	$14,546	$13,275
Wireless Components Group	7,204	6,224	15,999	14,876

Total	$14,307	$12,348	$30,545	$28,151
Gross Profit:
Wireless Solutions Group	$3,594	$2,718	$7,357	$5,889
Wireless Components Group	2,142	(83)	4,405	2,323

Total	$5,736	$2,635	$11,762	$8,212
Operating Expenses (not allocated to segments):
Research and development	2,017	2,236	3,958	4,353
Sales and marketing	2,335	1,915	4,661	4,134
General and administrative	1,356	1,084	2,830	2,270
Restructuring and impairment	(44)	1,201	55	1,437

Income (loss) from operations	$72	$(3,801)	$258	$(3,982)

Gross Profit percent to sales:
Wireless Solutions Group	51%	44%	51%	44%
Wireless Components Group	30%	-1%	28%	16%
Total	40%	21%	39%	29%

	February 29, 2008	August 31, 2007
Segment assets:
Wireless Solutions Group	$30,064	$29,572
Wireless Components Group	9,184	10,318
Corporate and unallocated	5,673	7,773

Total	$44,921	$47,663

9.	INCOME TAXES

During the six months ended February 29, 2008 and February 28, 2007, we realized book income (loss) before income tax of $24,000 and ($4,310,000), respectively. In both the current and prior year we recorded small provisions for state income tax. We expect to record relatively small income tax provisions in future periods. We continue to maintain a full valuation allowance on our deferred tax assets due to net losses, as well as the general economic environment. However, we retain the tax benefits involved and we will realize the benefit in future periods (1) to the extent we have taxable income in a reported period for which we utilize some of the tax benefit and (2) whenever, and to the extent, management concludes that it is more likely than not that we will also realize some of the tax benefits in future periods.

10.	RESTRUCTURING AND IMPAIRMENT

In the current quarter, we began consolidating and reorganizing our marketing, engineering and administrative functions for the parent company and two businesses acquired in fiscal year 2007 in an effort to improve the Company’s ability to deliver M2M solutions. The restructuring costs incurred in the current quarter of approximately $106,000 were for consulting expense related to this effort.

In fiscal year 2007, we announced the restructuring plan of our Wireless Components business which includes the outsourcing of all Dallas manufacturing. This restructuring plan resulted in employee severance costs in addition to asset impairment costs that consisted of the write-down or write-off of equipment and other assets that were no longer usable to support manufacturing. Costs for this program started in the first quarter of fiscal year 2007 and continue in fiscal year 2008. We expect to accrue and recognize remaining costs over the next two quarters, as our manufacturing operations in Dallas wind down and replacement production is set up at the outsourced location.

The following table details the restructuring and impairment expense recognized in the three and six months ended February 29, 2008 and the three and six months ended February 28, 2007 (in thousands except for employee count):

	Three Months Ended		Six Months Ended
	February 29, 2008	February 28, 2007	February 29, 2008	February 28, 2007
Outsourcing Dallas manufacturing:
* Employee severence accrued	$68	$—	$167	$236
Asset impairment recognized	—	1,201	—	1,201
Net gain on sale of equipment	(274)		(274)
Facility clean-up costs	56	—	56	—

Subtotal for outsourcing Dallas manufacturing	(150)	1,201	(51)	1,437
Reorganization of Company:
Consulting costs	106	—	106	—

Total Restructuring and Impairment Expense	$(44)	$1,201	$55	$1,437

* Number of severance employees	3	0	16	37

The following represents a reconciliation of the employee severance accrual, which is included in accrued expenses and other current liabilities in the accompanying financial statements (in thousands):

	Six Months Ended February 29, 2008	Six Months Ended February 28, 2007
Balance at August 31, 2007 and 2006	$264	$—
Employee severance accrued	166	236
Severance payments to employees	(357)	(232)

Balance at February 29, 2008 and February 28, 2007	$73	$4

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our Wireless Solutions business includes Virtual Wire™ Short-range Radio, Radio Frequency Integrated Circuits, or RFIC, and Module Products and related services. These products are miniature radios and the networks that manage and use them. Our goal is to provide customers with a comprehensive solution with a wide variety of alternative products and services for their wireless network needs, optimized using our broad portfolio of products and services. These offerings were enhanced by two acquisitions that were consummated in September, 2006. RFM acquired Cirronet Inc., or Cirronet, and the business of Caver-Morehead Systems, Inc., or Caver-Morehead (which was acquired by Aleier, Inc., or Aleier, a wholly-owned subsidiary of RFM). Miniature radios that are very short range and ultra low power are marketed under the RFM brand. Standard and custom radio modules and packaged radio and network gateway products are marketed under the Cirronet brand. Asset management platform software and end-user applications and related services formerly sold by Caver-Morehead are marketed under the Aleier brand.

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

Our base Wireless Components business has declined in sales due to decreased average selling prices in several intensely competitive markets and loss of market share to competing technologies. As a result, we have focused our product and market developments on products for our Wireless Solutions business which we feel offer a technical edge and have greater gross margin potential. A key factor in our sales performance is whether or not we develop and sell enough new products to offset the decline in selling price and unit volume of our older products. Overall economic conditions in the electronics industry, which has historically experienced extreme increases and decreases in demand within short periods of time, is another key factor that influences our sales performance. We believe our markets are currently in a period of softer overall demand, although demand varies depending on the market involved. Uncertain current economic conditions materially reduce the predictability of future sales. A key factor in our gross margin performance is whether or not we can reduce our costs (through innovation and increased volume) and improve our product mix towards higher margin products to offset expected declines in average selling prices. The Cirronet and Caver-Morehead acquisitions implement our strategy to grow sales with new products that have higher margin potential.

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

Critical Accounting Policies

We prepare our financial statements in conformity with accounting principles generally accepted in the United States. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates, judgments and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the periods presented. We described our most significant accounting policies, which we believe are the most critical to aid in fully understanding and evaluating reported financial results, in our Annual Report filed with the Securities and Exchange Commission on November 29, 2007 on Form 10-K. Those policies continue to be our most critical accounting policies for the period covered by this filing.

Results of Operations

In this next section we will discuss our financial statements. In this discussion, we will make comparisons between the following periods, which we believe are relevant to understanding trends in our business:

•

The current quarter and current year-to-date period, each ended February 29, 2008, of the fiscal year ending August 31, 2008, in comparison to the comparable quarter of the prior year and prior year-to-date period, each ended February 28, 2007.

•	Certain comparisons with the three months ended November 30, 2007 (previous quarter) are provided where we believe it is useful to the understanding of trends.

The selected financial data for the periods presented may not be indicative of our future financial condition or results of operations.

The following table illustrates operating results for the four quarters of fiscal 2007 and the first two quarters of fiscal 2008 (in thousands, except percentage data). These figures will be used when discussing trends in the following section.

	Fiscal 2007 Quarter Ended				Fiscal 2008 Quarter Ended
	Nov. 30	Feb. 28	May 31	Aug. 31	Nov. 30	Feb. 29
Sales by product group:
Virtual Wire™ Radio products	$3,965	$2,736	$3,488	$2,938	$3,642	$3,773
Cirronet and Aleier Brand	3,186	3,388	2,925	3,802	3,801	3,330

Subtotal Wireless Solutions Group	7,151	6,124	6,413	6,740	7,443	7,103
% of total sales	45.3%	49.6%	47.8%	45.5%	45.8%	49.6%

Filters	4,440	3,705	4,381	5,122	5,880	3,895
Frequency control modules	1,686	619	535	621	651	506
Low-power components	2,526	1,900	2,086	2,323	2,264	2,803

Subtotal Wireless Components Group	8,652	6,224	7,002	8,066	8,795	7,204
% of total sales	54.7%	50.4%	52.2%	54.5%	54.2%	50.4%

Total Sales	15,803	12,348	13,415	14,806	16,238	14,307
Cost of sales	10,226	9,713	8,919	9,598	10,212	8,571

Gross profit	5,577	2,635	4,496	5,208	6,026	5,736
% of sales	35.3%	21.3%	33.5%	35.2%	37.1%	40.1%

Operating expenses:
Research and development	2,117	2,236	2,103	2,065	1,941	2,017
Sales and marketing	2,219	1,915	2,353	2,498	2,326	2,335
General and administrative	1,186	1,084	1,122	1,238	1,474	1,356
Restructuring and impairment	236	1,201	147	377	99	(44)

Total	5,758	6,436	5,725	6,178	5,840	5,664

Income from operations	(181)	(3,801)	(1,229)	(970)	186	72
Other income (expense), net	(153)	(175)	(199)	(319)	(65)	(169)

Income before income taxes	(334)	(3,976)	(1,428)	(1,289)	121	(97)
Income tax expense (benefit)	1	13	(6)	(9)	8	5

Net Income	$(335)	$(3,989)	$(1,422)	$(1,280)	$113	$(102)

The following table sets forth, for the three and six months ended February 29, 2008 and February 28, 2007, (a) the percentage relationship of certain items from our statements of operations to sales and (b) the percentage change in these items between the current period and the comparable period of the prior year:

	Percentage of Total Sales				Percentage Change From
	Three Months Ended		Six Months Ended		Three Months Ended February 2007 to 2008	Six Months Ended February 2007 to 2008
	February 29, 2008	February 28, 2007	February 29, 2008	February 28, 2007
Sales	100%	100%	100%	100%	16%	9%
Cost of sales	60	79	62	71	(12)	(6)

Gross profit	40	21	38	29	118	43

Research and development	14	18	13	15	(10)	(9)
Sales and marketing	16	15	15	15	22	13
General and administrative	10	9	9	8	25	25
Restructuring and impairment	0	10	0	5	(104)	(96)

Total operating expenses	40	52	37	43	(12)	(6)

Income from operations	(0)	(31)	1	(14)	102	107
Other expense, net	(1)	(1)	(1)	(1)	(3)	(29)

Income before income taxes	(1)	(32)	(0)	(15)	98	101
Income tax expense	0	0	0	0	(62)	(7)

Net income	(1)%	(32)%	0%	(15)%	97%	100%

Sales

Overall Sales Trends for the Current Quarter Compared to the Prior Year and Previous Quarter

Total sales increased 16% in the current quarter compared to the comparable quarter of the prior year and decreased 12% from the previous quarter. The primary reason for the changes in both periods were corresponding changes in the number of units sold for most of our volume product lines.

The increase in sales over the comparable quarter of the prior year was 16% for both the Wireless Solutions and Wireless Components businesses. For Wireless Solutions, most of the increase was due to an increase in the number of units sold of Virtual Wire™ Short-range Radio products, as sales for a relatively new consumer vehicle tracking application increased rapidly and sales for medical applications also increased. For Wireless Components, most of the increase was due to a temporary increase in the number of units sold for low-power components in automotive applications due to last time buys and customer requirements for older versions of products that are transitioning to new packages. Changes in sales in comparison to the comparable quarter of the prior year for the other product lines were relatively modest. See the section below entitled Product Line Sales Trends for additional detail.

The decrease in sales from the previous quarter was primarily due to an 18% decrease in sales of Wireless Components products, as well as a 5% decrease in sales of Wireless Solutions products and services. The decrease in sales for Wireless Components products was primarily due to a decrease in the number of units of filter products shipped, particularly for both the satellite radio market and the Chinese telecom market. These markets were negatively impacted by seasonal factors such as the build up in sales for the holiday demand that occurred in our first quarter and the fewer number of days due to holidays in North America and Asia that occur in our second quarter. This was partially offset by a temporary increase in the number of units sold for low-power components in automotive applications due to last time buys and customer requirements for older versions of products that are transitioning to new packages. The decrease in sales for Wireless Solutions products was primarily due to a decrease in the number of units shipped of Cirronet brand module products, particularly for the industrial market as some OEM customers experienced reduced demand from end users. Changes in sales in comparison to the previous quarter for the other product lines were relatively modest. See the section below entitled Product Line Sales Trends for additional detail.

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

We compete in very price competitive markets (such as the automotive and satellite radio markets) in which customers require decreased prices over time to retain their business, particularly for products in the Wireless Components group. In addition, we understand that as new product sales ramp up in volume our customers expect economies of scale to result in lower pricing. As a result, three of our higher-volume product lines (low-power components, Virtual Wire™ Short-range Radio products and filters) experienced a decline in average selling prices in the range of 1% to 8% in the current year in comparison to the prior year-to-date period. The other products were not significantly impacted by decreases in average selling prices.

We have achieved significant market position in the markets on which we focus. However, we believe that price competition from much larger and better financed competitors represents a significant risk in maintaining our sales levels and gross margins, particularly in the automotive and consumer markets. A decline in average selling prices adversely impacts gross margin, as well as sales. Therefore, offsetting this impact is an important part of our strategic plan. For a discussion of strategies for sustaining gross profit, see the section below entitled Gross Profit.

Our sales success is highly dependent on the following factors: (1) our success in achieving increases in sales for Wireless Solutions products and services which have a higher technical content; (2) achieving technological advances in our product design and manufacturing capabilities; (3) our ability to sell our products in a competitive marketplace that can be influenced by outside factors, such as economic and regulatory conditions; (4) competition from alternative technologies or from competitors duplicating our technologies; and (5) the impact of competitive pricing. These and other factors may adversely affect our ability to grow or even maintain our sales levels.

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

We have experienced sudden increases in demand in the past, which have put pressure on our manufacturing facilities and those of our offshore contractors to increase capacity to meet this demand. In addition, new products sometimes require different manufacturing processes than we currently possess. We now participate in some service markets for which we maintain a certain level of service readiness. We may not be able to increase the manufacturing capacity of our assembly contractors, so as to take advantage of increased market demand or to increase our capability to provide services. Failure to do this could result in a material loss of potential sales.

Year-to-Date Sales Trends

Sales for the current year-to-date period increased approximately $2.4 million or 8.5% over the prior comparable year-to-date period. Wireless Solutions products and services increased $1.3 million or 9.6% and Wireless Components products increased $1.1 million or 7.5%. The increases were primarily due to an increase in the number of units sold for our volume products lines, although the unit increases were partially offset by a decrease in the average selling prices of some of these products, as mentioned in the previous section.

Both of the categories of Wireless Solutions products (Virtual Wire™ Short-range Radio products and the Cirronet and Aleier brand products) had increases in sales. This reflects our significant strategic investments in and efforts to increase sales for these products.

For Wireless Components products, the increase was due to an increase in the number of units sold of filters and low-power components products. This increase was due to recovery in the satellite radio and telecom market for filters and a temporary increase in the number of units sold for low-power components in automotive applications as a result of last time buys and customer requirements for older versions of products that are transitioning to new packages. This was partially offset by a decrease in the number of units sold for frequency control modules. Sales to the telecom markets served by these products serve are subject to volatile changes due to varying economic conditions and production rates at several major contract manufacturers. These markets were at very high levels in the last fiscal year but we believe the current year levels are more typical.

Product Line Sales Trends:

Wireless Solutions Group

Cirronet and Aleier Brand products

Sales for Cirronet and Aleier brand products and services were $3.3 million, which was almost unchanged from the comparable quarter of the prior year. These products and services were acquired at the beginning of the last fiscal year as a result of the Cirronet and Caver-Morehead acquisitions. These sales declined 12% from the previous quarter, due to a corresponding decrease in the number of units sold. This decrease in number of units sold resulted from a decrease in the number of Cirronet brand module products shipped, particularly to the industrial market as some OEM customers experienced reduced demand from end users. As we stated above in the section entitled Overall Sales Trends for the Current Quarter Compared to the Prior Year and Previous Quarter, we expect that sales to OEM customers may continue to fluctuate with demand at the end user level. In the current quarter, we experienced a delay in orders for future sales for Aleier software and services, particularly for government projects. We believe some of this delay may be related to overall economic conditions.

On a year-to-date basis, sales for these products and services have increased 8.5%. In the past couple of years, we have invested considerable resources in product and marketing development to support our strategic plan for the Wireless Solutions business. The increase in sales on a year-to-date basis represents increasing market acceptance for these products.

We have developed several FCC certified standard products and completed a great deal of work on custom development contracts for this market. In the previous quarter, we introduced a new Zigbee radio and an updated version of the Aleier software. In the current quarter, for the first time we reported sales for the deployment of a complete wireless solution, combining hardware, software and field implementation services. This application is for energy management at a major theme park. Besides a variety of radio products, we use several communication protocol systems to manage point-to-point, point-to-multipoint or mesh wireless sensor networks. Our sales force is now working with customers to design these products into their applications. In the current year and prior year, legacy RFM Wireless Solutions sales are included in Cirronet and Aleier brand products, reflecting how these products are managed.

While we see great potential for Wireless Solutions products and services, it is difficult for us to predict when, or if, these products will have a significant additional impact on our sales.

An important consideration is the increased potential gross margin these products and services offer because of their higher technical content. An increase in sales for these products represents an improvement in product mix, contributing to increased gross margins. See the section below entitled Gross Profit for further discussion on this.

Virtual Wire™ Short-range Radio products

Virtual Wire™ Short-range Radio products sales at $3.8 million for the current quarter increased 38% in comparison to the comparable quarter of the prior year, and 4% from the previous quarter. The increase in sales of Virtual Wire™ Short-range Radio products over the comparable quarter of the prior year was due to an increase in the number of units sold, particularly for a relatively new consumer vehicle tracking application that increased rapidly and sales for medical applications also increased. In addition, sales were relatively low in the comparable quarter of the prior year to OEM customers who experienced lower production levels at that time. These products show considerable volatility due to fluctuating production rates of our customers.

The increase in sales over the previous quarter was due to an increase in the average selling price per unit, as sales for medical applications, which have higher average selling prices, increased sales in the current quarter. Normally average selling prices decrease over time for Virtual Wire™ Short-range Radio products due to competitive conditions. As an example, average selling prices in the current quarter were 4% lower than in the comparable quarter of the prior year and on a six month year-to-date basis the average selling prices in the current year were 6% lower than in the comparable period of the prior year. We expect this trend towards lower average selling prices to continue. However, changes in product mix may offset any negative impact.

For several years we have devoted considerable resources developing and marketing Virtual Wire™ Short-range Radio products. We believe these products offer potential for significant growth in sales in numerous wireless applications, particularly for applications that require small size and low power consumption. We intend to continue working with our customers to develop new applications using Virtual Wire™ Short-range Radio products, including the third generation of this product, which will add several new features. In addition, we have launched a line of RFIC products, including receivers, transmitters and transceivers. In the previous quarter, we introduced a new product, the TRC103. We are not certain when, if ever, these new products will significantly impact future sales.

Wireless Components Group

Filters

Sales of filter products at $3.9 million increased 5% from the comparable quarter of the prior year, but they decreased 34% from the previous quarter. These changes were primarily due to changes in the number of units sold for these products.

The unit shipment increases from the comparable quarter of the prior year was primarily due to a partial recovery in sales for satellite radio applications. We provide filters for radios that provide services from both Sirius Satellite Radio Inc. (NASDAQ:SIRI) and XM Satellite Radio Holdings, Inc. (NASDAQ:XMSR). It is clear that our sales of filter products into the satellite radio market will continue to be heavily dependent on the success of the satellite radio service providers in increasing the number of subscriptions for their service. As a result, predicting future unit sales for these products is very difficult. Since we are the dominant supplier for both providers’ radios, we believe we will not be significantly impacted by the proposed merger of the two companies, which has recently received some of the required regulatory approvals.

In the current year, there has been a resumption of growth in the rate of new subscriptions to satellite radio services. A very favorable factor is an increasing number of models of automobiles that with satellite radios installed at the factory. A negative factor is the lack of recovery for consumer (aftermarket) products, which were negatively impacted last year by FCC actions that took several versions of products off the market until changes were made eliminating electronic interference, particularly for portable consumer versions of the radios. Regulatory actions which negatively impact the satellite radio market could have a material adverse effect on our sales. The effect of these changes in our current quarter was an increase in the number of units sold in comparison to the comparable quarter of the prior year.

The significant decrease in sales from the previous quarter was primarily due to an expected decrease in the number of units sold to our two largest markets for filter products – satellite radio and Chinese telecommunications market. These markets were negatively impacted by seasonal factors such as the increase in sales due to the holiday demand that occurred in our first quarter and the fewer number of days due to holidays in North America and Asia that occur in our second quarter. Sales to the Chinese telecommunications market have been particularly high in the past year, but customer production rates declined in the current quarter even in comparison to the prior year. We believe that sales for both of these applications will increase from the relatively low levels of the current quarter, but current economic conditions make it difficult to predict how much.

A continuing difficulty we face for filter products is the ongoing trend of lower average selling prices. Competitive conditions for these products have forced us to provide lower prices to maintain our market share. The automotive and consumer markets tend to be more price competitive than our other markets. For instance, average selling prices for the current quarter were 23% lower than the comparable quarter of the prior year. However, a portion of the decline in average selling prices was due to a change in product mix resulting from an increase in the number of units sold of the relatively low priced satellite radio filters and the decrease in the number of units sold of the relatively high priced telecom filters. The impact of changes in average selling price due to this product mix effect tend to be at least partially offset by differences in material costs, as the telecommunications products come in larger, more expensive packages. The decrease in average selling prices on a year-to-date basis was a more moderate 8%.

We expect the general trend of lower average selling prices will continue to have an adverse effect on future sales and margins, and this trend may result in lower overall sales of filter products in the immediate future. For a discussion of strategies for sustaining gross profit, see the section below entitled Gross Profit.

Frequency Control Modules

Sales of frequency control products at $0.5 million decreased 18% from the comparable quarter of the prior year and 22% from the previous quarter. The decrease in both periods was due to a decrease in average selling prices for these products. Changes in average selling prices for these products are normally due to changes in product mix, rather than changes to product pricing. For instance, the previous quarter included some sales for relatively high priced military grade and optical network products that were much lower in the current quarter. These markets are subject to volatile changes due to economic conditions in the government and telecommunications markets and production rates at several major contract manufacturers. Future sales of these products will be highly dependent upon economic conditions in the markets these products serve. While sales for these products may increase in our next quarter due to current backlog, we do not expect to see significant changes in sales levels for these products in the immediate future. Normally, pressures on average selling prices for frequency control module products are not nearly as great as in some of our other markets.

Low-power Components

Sales of low-power components at $2.8 million increased 48% from the comparable quarter of the prior year and 24% from the previous quarter. In both cases, the increase from the prior period was primarily due to an increase in the number of units sold. This was due to a temporary increase in the number of units sold for low-power components in automotive applications due to last time buys and customer requirements for older versions of products that are transitioning to new packages.

These temporary increases were for products that support the tire pressure monitoring and remote keyless entry automotive applications. This is in contrast to an ongoing trend we have seen for several years in lower sales of these products. Many of our products sold into this application are based on mature technology and conversion to other technologies such as multiple function integrated circuits and phase locked loops has been going on for some time. In addition, some customers have switched to very low-priced competitors. Partially offsetting this temporary increase was a reduction in base production schedules at several of our customers supporting North American automotive production, including the impact of extensive holiday shut downs.

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

The primary market for these products is the automotive market, which is characterized by very competitive conditions and declining average selling prices. Average selling prices for low-power components did not significantly decrease in the current quarter due to a temporary change in product mix. However, we expect the trend of lower average selling prices for low-power component products to continue, as competitive market conditions require future price reductions. In addition, smaller package styles, which also are offered at lower prices, are taking an increasing market share.

We expect that the trend of lower sales for low-power components will continue, due to continued reduction in average selling prices, continued conversion of customers away from older products to alternative technologies and generally low North American automotive production levels. We expect that sales of low-power components products will fluctuate in accordance with changing production schedules for automotive customers.

Other Sales Trends

The following table provides additional data concerning our sales:

	Percentage of Sales Revenue
	Current Quarter	Comparable Quarter	Previous Quarter
Sales to top five customers	34%	35%	40%
Distribution sales	22%	23%	23%
Number of customers > 10% of sales revenue	One	One	One
Sales to customers > 10% of sales revenue	12%	14%	12%
International sales	46%	39%	45%

One customer, Delphi Corporation, or Delphi, accounted for more than 10% of sales in the current quarter, the comparable quarter of the prior year and the previous quarter. Delphi is currently in Chapter 11 reorganization proceedings. While we are encouraged by the reported progress in those efforts, we cannot be assured that they will be successful. If sales to Delphi were interrupted by a disruption in the bankruptcy process, such disruption could have a material adverse effect on our operations.

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

Amortization of Increased Asset Values Related to Fair Value of Acquired Businesses

In the prior year we acquired the business of Cirronet and Aleier. This resulted in recording approximately $11.1 million of assets that are required to be amortized on a straight-line basis over various lives, such as intangible technology and other assets. The amortization of these costs is a non-cash expense. The amortization of these acquisition-related items resulted in recording additional expense as follows (in thousands):

	Three Months Ended		Six Months Ended
	February 29, 2008	February 28, 2007	February 29, 2008	February 28, 2007
Cost of Sales	$—	$95	$1	$191
Research and development expense	334	298	666	596
Sales and marketing expense	49	47	98	93
General and adminsistrative expense	16	16	32	32

Total additional amortization expense	$399	$456	$797	$912

The reduction in amortization from the prior year is because of decreased amortization of certain intangibles with short lives for which the amortization period is now complete. We expect to record similar amounts of amortization of acquisition cost expense for the remainder of the fiscal year.

Stock Compensation Expense

We have adopted FASB Statement 123(R) for recording of stock compensation expense. We have switched to restricted stock units, or RSUs, as our primary stock compensation vehicle in lieu of stock options, to better match the employees’ perceived benefit with the financial statement cost. Also, RSUs result in less dilution and, as we have implemented them, less expense. Most of our stock compensation expense in the current and prior year relates to RSUs.

A summary of stock compensation expense is as follows (in thousands):

	Compensation Expense Recognized
	Three months ended February		Six months ended February
	29, 2008	28, 2007	29, 2008	28, 2007
Cost of Sales	$12	$17	$49	$32
Research and Development expense	8	12	30	21
Sales & Marketing expense	33	29	87	52
General & Adminiistrative expense	38	57	106	105

	$91	$115	$272	$210

The reduction in stock compensation expense in the current quarter compared to the previous quarter was due to the fact that a large amount of RSUs that were granted in lieu of salary expense in fiscal 2007 had become fully vested during fiscal 2007. We intend to continue to use various stock plans as an important part of our compensation package. We are competing for talent with other companies that have stock plans in place and our work force values stock as a form of compensation. We intend to primarily issue RSUs in lieu of stock options in future periods to lessen dilution and control expense.

Gross Profit

Overall Gross Profit Trends for Current Quarter Compared to the Prior Year and Previous Quarter

The current quarter gross margin of 40.1% was an increase from the 21.3% in the comparable quarter of the prior year and 37.1% in the previous quarter. A year ago we announced a restructuring of our manufacturing business model to eliminate our Dallas manufacturing facilities. We believed that this would generate approximately $5 million in savings on an annualized basis, most of which would be seen in reduced manufacturing costs. We believe the current quarter has demonstrated that this cost target has been achieved. The increase in gross margin in the current quarter was primarily due to the completion of our transition out of our Dallas manufacturing facilities to contract manufacturers in Asia. We closed these facilities as of the end of our first quarter. This was the primary reason that gross margins for Wireless Components products increased from 26% in the previous quarter to 30% in the current quarter.

There are several reasons for the increase in gross margins over the comparable quarter of the prior year. The first reason is the impact of the cost savings resulting from the restructuring that has been accomplished over the past year. The reduction in Dallas labor and overhead costs in the current quarter in comparison to the comparable quarter of the prior year amounts to approximately $1.1 million. This does not include the impact of some reallocations of space and other shared costs to operating expense as a result of the closing of the Dallas facility. We estimate savings in other operating expenses to be another approximately $200,000. This is an annual run rate of $5.2 million.

The second reason for the improvement in gross margins is the fact that the prior year included an increase in our inventory reserve of $1,198,000 related to a restructuring that did not recur in the current year. The reserve was needed to record the estimated impairment of value for inventory that would no longer be needed because of the transition offshore. This increase in the reserve amounted to 9.7% of sales, so gross margins for the comparable quarter of the prior year without the impact of this reserve would have resulted in a gross margin of 31.0%.

The third reason for margin improvement is the impact that increased sales volume has on the fixed manufacturing costs that remain. Sales increased 16% and the total number of units sold increased 37%. While fixed costs like depreciation have been significantly reduced from the prior year, there remains a significant amount of fixed costs for the infrastructure that manages our manufacturing operations. The additional sales units shipped allow costs to be spread over many more units, lowering the cost per unit. This is a factor that could also work in reverse. If future period sales volumes were to decrease, gross margins would be negatively affected.

A fourth reason for margin improvement in comparison to the comparable quarter of the prior year is a slight favorable impact due to a favorable change in product mix, including the impact of our acquisitions made in 2006. As described in Note 8 to our accompanying unaudited Condensed Consolidated Financial Statements, gross margins for Wireless Solutions products in the current quarter was 51% compared to 30% for Wireless Components products. Due to their higher technical content, our Wireless Solutions products have higher potential gross margins than our commodity type products such as filters and low-power components. Product mix improvement was a major benefit realized from our acquisitions made in 2006. Therefore, an increase in the total sales ratio of Wireless Solutions products from 46% in the previous quarter to 50% for the current quarter was significant. While this is our strategy, we cannot assure that such an improved product mix will be achieved in future periods. This is also a factor that could work in reverse. If in future periods there was a reduction in Wireless Solutions products as a percentage of total sales, gross margins will be negatively impacted.

Overall Gross Profit Trends for Current Year Compared to the Prior Year

The current year-to-date gross margin was 38.5%, which is an increase from the gross margin of 29.2% last year. Without the impact of the increase in inventory reserve of $1,198,000 that occurred in the prior year-to-date period, gross margins would have been 33.4%. The primary reasons for the increase in gross margin in the current year are the same factors as for the current quarter compared to the comparable quarter. Costs were reduced due to the restructuring as evidenced by the increase in year-to-date gross margin for Wireless Components products from 16% to 28%. The product mix of Wireless Solutions products increased from 47% to 48% of total sales. Sales increased 8.5% and unit volume increased 22%, allowing fixed overhead costs to be spread over a large number of units, thus reducing cost per unit.

The biggest negative factor for gross margins, as mentioned in the section entitled Sales, is the continuing negative impact of declining average selling prices as a result of competitive conditions in the markets we serve. As an example, three of our volume product lines (low-power components, Virtual Wire™ Short-range Radio products and filters) experienced a decline in average selling prices in the range of 1% to 8% in the current year in comparison to the prior year-to-date period. The other products were not significantly impacted by decreases in average selling prices. The restructuring effort is intended to address the pressure on gross margins by lowering manufacturing costs.

A potential negative factor for gross margins in the next quarter or so would be additional costs for low volume production at our offshore contractors for older versions of our products that several customers requested as part of the transition to newer versions of our low power-components products. We have decided to honor these requests to maintain important customer relationships. We estimate that additional costs for this will be approximately $300,000, spread over the next two quarters.

Research and Development Expense

Research and development expenses were $2,017,000 in the current quarter, compared to $2,236,000 in the comparable quarter of the prior year and $1,941,000 in the previous quarter. The 10% decrease from the comparable quarter of the prior year was primarily due to reductions in outside consulting expenses as various product development programs have been completed and a reduction in depreciation of an engineering software system that has been fully depreciated. Included in these expenses was $334,000 in acquisition amortization expenses, an increase from $298,000 in the comparable quarter of the prior year. Research and development expenses were 14% of sales in the current quarter, down from 18% of sales in the comparable quarter of the prior year. This results from the 16% increase in sales and the reduction in research and development expense that occurred in the current quarter. We believe that the greater technical content of the Wireless Solutions business and our growth strategy requires higher research and development expenses as a percentage of sales than we incurred prior to these acquisitions, at least for the foreseeable future.

The increase in research and development expenses in comparison to the previous quarter of 4% primarily resulted from the impact of reallocations of space and other shared costs to operating expense as a result of the closing of the Dallas facility.

Year-to-date research and development expense was $3,958,000 compared to $4,353,000 in the prior year-to-date period. The 9% reduction was primarily due to reductions in outside consulting expenses as various product development programs have been completed, a reduction in depreciation of an engineering software system that has been fully depreciated and some reduction in salary expenses as a result of a reduction in head count.

We believe that the continued development of our technology and new products is essential to our growth and success. We plan to continue to devote significant resources to research and development and expect research and development expenses to remain the same or slightly increase in the immediate future.

Sales and Marketing Expense

Current quarter sales and marketing expenses were $2,335,000, compared to $1,915,000 in the comparable quarter of the prior year and nearly the same at $2,326,000 in the previous quarter. This 22% increase from the comparable quarter of the prior year was primarily due to the impact of increased sales commissions as a result of increased sales. Smaller parts of the increases were due to the impact of reallocations of space and other shared costs to operating expense as a result of the closing of the Dallas facility and various other market development programs resulting from our plan to aggressively increase sales.

Sales and marketing expenses were 16% of sales in the current quarter, up from 15% of sales in the comparable quarter of the prior year. The sales channels that were acquired have been integrated with existing sales channels, resulting in significantly larger sales and marketing organizations. We believe that the greater technical content of the Wireless Solutions business and our growth strategy requires higher sales and marketing expenses as a percentage of sales than we incurred prior to these acquisitions, at least for the foreseeable future.

Year-to-date sales and marketing expense was $4,661,000 compared to $4,134,000 for the comparable year-to-date period. This 13% increase was primarily due to increased sales commission expense resulting from increased sales. Smaller increases were due to the impact of reallocations of space and other shared costs to operating expense as a result of the closing of the Dallas facility and various other market development programs resulting from our plan to aggressively increase sales. This was partially offset by some reduction in salary expense as a result of a reduction in head count.

We intend to aggressively pursue increased sales in future periods, particularly for Wireless Solutions sales. Therefore we expect to maintain a relatively high level of sales and marketing expense. We expect to incur comparable or slightly increased sales and marketing expenses in the immediate future, with the exception of sales commission expenses which will fluctuate in line with sales levels.

General and Administrative Expense

General and administrative expenses were $1,356,000 for the current quarter, compared to $1,084,000 for the comparable quarter of the prior year and $1,474,000 in the previous quarter. This 25% increase over the comparable period was primarily due an increase in headcount in preparation for growth in our software and services business and our focus on machine-to-machine, or M2M, opportunities. Included are significant costs incurred in hiring and training the new personnel. These costs are classified as general and administrative expense. General and administrative expenses were 10% of sales in the current quarter, up from 9% of sales in the comparable quarter of the prior year. The 8% decrease from the previous quarter was primarily due to lower management incentive compensation and legal expenses.

Year-to-date general and administrative expense was $2,830,000 for the current year, compared to $2,270,000 for the prior year year-to-date period. The net 25% increase in expense primarily resulted from the increase in headcount in preparation for growth in our software and services business, and two factors that were particularly significant in our previous quarter, an increase in executive compensation and legal expense. We generally expect to incur comparable or slightly increased general and administrative expenses in the immediate future, except for a reduction in training costs associated personnel who were trained in previous periods.

Restructuring and Impairment Expense

In the comparable quarter of the prior year, we made the decision to downsize and, subsequently, to eliminate the Dallas manufacturing facility and move to a “fabless” business model. This resulted in a reserve to write those assets down to estimated fair value last year that was $1,201,000.

In the current quarter, we had severance costs related to the restructuring of $68,000 and cost related to clean up of those facilities of $56,000. These costs were more than offset by a gain on sales of other fixed assets related to that facility of $274,000. Also in the current quarter, we started the next phase of our effort to further integrate our company into a focused M2M organization. To assist us in this reorganization, we incurred $106,000 in consulting expense which is included in restructuring expense in the current quarter. We expect additional restructuring expense in the next quarter of approximately $200,000.

As a result of these factors, restructuring expense was a net negative $44,000 for the current quarter and a net expense of $55,000 for the current year-to-date period. Restructuring and impairment expense was $1,437,000 for the prior year-to-date period as a result of the asset impairments and severance expense.

Total Operating Expenses

Operating expenses decreased $772,000 from the comparable quarter of the prior year and $176,000 from the previous quarter. The changes were largely a result of the changes in restructuring expense, which decreased $1,245,000 from the prior year and $143,000 from the previous quarter. The decrease in operating expenses from the comparable quarter of the prior year was partially offset by an increase in sales and marketing and general and administrative expenses as explained above.

Operating expenses were 40% of sales in the current quarter, compared to 42% of sales for the comparable quarter of the prior year, excluding the impact of restructuring expense. Included in these expenses was $399,000 in acquisition amortization expenses, an increase from $361,000 in the comparable quarter of the prior year.

Year-to-date operating expenses decreased $690,000 compared to the prior year-to-date period, primarily as a result of a $1.4 million reduction in restructuring and impairment expense, as explained above. This was partially offset by an increase in sales and marketing expense and general and administrative expenses, as explained above. Our Wireless Solutions strategy is to continue to aggressively develop new products and markets and seek rapid sales growth. We believe this will result in comparable or slightly increased operating expenses (other than restructuring expense) in the immediate future, except for sales commissions expense which will fluctuate with sales.

Other Income (Expense)

Total other expense was $169,000 in the current quarter, compared to $175,000 for the comparable quarter of the prior year and $65,000 for the previous quarter. The significant increase in expense from the previous quarter was primarily as a result of that quarter having the benefit of $108,000 in net gains from the sales of fixed assets. Interest expense in the current year was lower than the prior year as a result of lower interest rates. We expect to incur comparable or slightly increased other expenses in the immediate future.

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

Earnings (Loss) per Share

The net loss for the current quarter was $102,000, or $0.01 per diluted share, compared to a net loss of $3,989,000, or $0.44 per diluted share, for the comparable quarter of the prior year and a net income of $113,000 or $0.01 per diluted share for the previous quarter. The improvement in net loss from the comparable quarter of the prior year is partially the result of increased sales and gross margins, as well as the absence of $2,399,000 for inventory and fixed asset impairments that occurred in the prior year that did not recur this year.

The net income for the quarter includes $399,000 amortization of increased asset values related to fair value of the acquisitions, as discussed under the section above entitled Amortization of Increased Asset Values Related to Fair Value of Acquired Businesses. The net income for the quarter also includes $91,000 in stock compensation expense, as discussed under the section above entitled Stock Compensation Expense and a negative $44,000 in restructuring expenses, as discussed under the section above entitled Restructuring Expense.

Year-to-date net income was $11,000 or $0.00 per diluted share compared to a net loss of $4,324,000 or $0.48 net loss per diluted share in the prior comparable period. The net income for the year includes $797,000 in amortization of increased asset values related to fair value of the acquisitions, as discussed under the section above entitled Amortization of Increased Asset Values Related to Fair Value of Acquired Businesses. The net income for the year also includes $272,000 in stock compensation expense, as discussed under the section above entitled Stock Compensation Expense and $55,000 in restructuring expenses and net gains of $108,000 on sales of equipment, as discussed under the section above entitled Restructuring Expense and Other Income (Expense).

Financial Condition

Financing Arrangements

On August 29, 2007, our previous banking agreement with Wells Fargo Bank, National Association, or WFB, was amended and restated to increase the collateral borrowing base resulting in an increased borrowing availability. This was accomplished by adding additional eligible inventory to the collateral borrowing base. Also, the term note was reset at its August 29, 2007 balance of $3.0 million.

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

Financial covenants under the 2007 Bank Agreement include financial covenants as to the ratio of debt to funds from operations (debt service ratio), profitability, and capital expenditures. We were in compliance with all covenants as of February 29, 2008. Our bank has provided an initial proposed amendment to the credit agreement subject to approvals that, based on our projections, will allow us to remain in compliance with all covenants for the balance of our current fiscal year ending August 31, 2008, the latest date for which such a requirement was defined before the amendment. Consistent with prior years, the loan covenants for our next fiscal year will be reset at the beginning of that year. Should there be a violation of one or more of the financial covenants and we are unable to negotiate a waiver or amendment, the maturity of our debt could be accelerated.

At February 29, 2008, we maintained access to our revolving line-of-credit, which had a loan balance of $9.6 million. Additional loan advances of approximately $1.5 million were available under our current borrowing base.

Our banking agreement and its status at the end of the current quarter are described in Note 4 to our Financial Statements included in this report.

Liquidity

Liquidity at February 29, 2008, consisted primarily of $1.2 million of cash and $1.5 million available under the banking agreement.

Net cash provided by operating activities was $0.5 million for the current year-to-date period as compared to net cash used in operating activities of $1.2 million for the comparable period of the prior year. The primary reason for increased cash provided by operations was the fact that the sum of the net income (loss) and non-cash items included in net loss was $1.35 million (positive) in the current year, compared to $0.4 million (positive) in the prior year. Thus, there was an improvement of more than $0.9 million in operating cash flow due to this factor. Net income improved by $4.3 million, partially offset by a decrease in non-cash items included in net income (loss) of $3.4 million, which included $2.4 million in asset impairments and a reduction of $0.6 million in depreciation and amortization as many assets have become fully depreciated.

Another positive factor in the increase in operating cash flow was $0.75 million in less cash used in operating asset and liability items in the current year ($0.84 million compared to $1.6 million in the prior year). The most notable factor was the smaller increase in inventory by $1.1 million. We had a substantial inventory build last year due to market conditions, while there is only a small inventory build this year related to the transition offshore. Our plan is to reduce inventory for the remainder of the year, consuming a large portion of the work-in-process inventory and the amount of finished goods and raw material inventory that supports the transition.

Despite increased sales this year, receivables decreased by $0.6 million, which was $0.4 million less than last year. Collection of our receivables on a days-sales-outstanding measurement was in the mid 50-day range in the current quarter. Past due accounts remain relatively small and we continue to meet our payment terms with our vendors.

A smaller positive factor was the fact that accounts payable and accrued expenses were reduced $0.2 million less this year than last year. In the prior year we experienced a one-time pay down of accounts payable by our acquired subsidiaries. This did not recur this year. Accrued expenses were reduced $0.8 million this year, compared to only $0.4 million last year. This was primarily due to the payment of accrued interest for shareholder notes that occurred in the current year resulting from the acquisitions.

A volatile factor is that accounts payable may fluctuate at the end of any given quarterly period depending on flows of material received late in the quarter. While accounts payable increased in the first quarter $0.65 million, it decreased $1.1 million in the second quarter due to changes in these flows of material. Income adjusted for non-cash items was a positive $0.4 million in the second quarter. However, the swing in accounts payable was a major factor in causing a negative operating cash flow for the second quarter by $0.5 million. We do not expect further decreases in accounts payable of this magnitude, but this remains a very volatile factor.

The positive operating cash flow of $0.5 million in the current year follows a trend of positive operating cash flow that we generally experience. The negative operating cash flow resulting from the accounts payable fluctuation that occurred in the current quarter was very unusual. If we meet the low end of our guidance and our inventory reduction plans are successful, we expect to continue to have positive operating cash flow for the next several quarters and the year. We believe continued positive cash flow, as well as access to our credit facilities, will be sufficient to maintain normal operations for the rest of fiscal 2008.

Cash used in investing activities was almost zero for the current year-to-date period, as compared to $9.3 million for the prior year-to-date period. In the prior year, we used $8.6 million in cash (net of acquired cash) to finance the acquisitions. In the current year, capital spending was actually $0.4 million and we expect to acquire only up to $1.0 million of capital equipment in fiscal 2008. We do not believe our fabless business model will be capital intensive.

Net cash used for financing activities was $1.7 million in the current year-to-date period, compared to cash provided by financing activities of $7.0 million in the prior year-to-date period. In the current year, we paid $5.5 million in remaining obligations related to the acquisitions we consummated last year. We borrowed $3.4 million (net of repayments) in the current year to make related payments and financed the remainder from cash on hand and operating cash flow. In the prior year, we borrowed almost $6.6 million (net of repayments) to finance the acquisitions.

As of February 29, 2008, we had approximately $1.5 million of cash availability under our current banking agreement based upon the borrowing base which is derived from eligible accounts receivable and inventory. In addition, approximately $2.3 million in additional funds may become available under our banking agreement if our borrowing base were to increase sufficiently to support increased borrowing. We are not able to say when or if that will happen because limited lead times on orders placed by our customers materially reduce the predictability of future sales.

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

We are exposed to market risk primarily due to fluctuations in interest rates on our bank debt. As of February 29, 2008, with all other variables held constant, a hypothetical one-percentage point increase in interest rates would result in an increase in interest expense of approximately $96,000 on an annual basis.

A significant portion of our products have a manufacturing process in a foreign jurisdiction and are sold in foreign jurisdictions. We manage our exposure to currency exchange fluctuations by denominating most transactions in U.S. dollars. We consider the amount of our foreign currency exchange rate risk to be immaterial as of February 29, 2008 and accordingly have not hedged any such risk.

ITEM 4.	CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported in a timely manner. There have been no changes in our internal control over financial reporting during the quarter ended February 29, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

There are a number of risks associated with RFM and its business, which are described above and in our Form 10-K filed with the SEC for the year ended August 31, 2007. Material changes to these risk factors are outlined below. Any of these risks, as well as other risks and uncertainties, could harm our business and financial results and cause the value of our securities to decline. The risks described above and in our Form 10-K or below are not the only ones facing RFM. Additional risks not currently known to us or that we currently deem immaterial also may impair our business.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of stockholders of the Company held on January 16, 2008, the following actions were taken:

1.	The stockholders elected the following individuals as directors until the next annual meeting of stockholders or until their successors are duly elected and qualified. The action was taken as evidenced by the following votes.

Director	Votes
David M. Kirk:
For	7,123,882
Withheld	559,251

Michael R. Bernique
For	7,649,378
Withheld	33,755

Dean C. Campbell
For	7,619,444
Withheld	63,689

Francis J. Hughes, Jr.
For	7,649,444
Withheld	33,689

William L. Eversole
For	7,649,444
Withheld	33,689

These five individuals constitute the entire board of directors serving at this time.

2.	The stockholders ratified the selection of McGladrey & Pullen LLP as the Company’s independent auditors for the fiscal year ending August 31, 2008. The action was approved by the following votes.

For	7,546,942
Against	43,824
Abstain	92,367

ITEM 6.	EXHIBITS

(a)	Exhibits. We hereby incorporate by reference all exhibits filed in connection with Form 10-K for the year ended August 31, 2007.

(b)	Exhibits included:

Exhibit	Description
31.1	Certificate Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 for CEO.

31.2	Certificate Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 for CFO.

32.1	Certificate Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 for CEO.

32.2	Certificate Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 for CFO.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RF MONOLITHICS, INC.

Dated: April 14, 2008	By:	/s/ David M. Kirk
David M. Kirk
CEO, President and Director

Dated: April 14, 2008	By:	/s/ Harley E Barnes III
Harley E Barnes III
CFO

INDEX TO EXHIBITS

Exhibit	Description
31.1	Certificate Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 for CEO.(1)

31.2	Certificate Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 for CFO.(1)

32.1	Certificate Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 for CEO.(1)

32.2	Certificate Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 for CFO.(1)

(1)	Filed as an exhibit to this Form 10-Q.