Form 10-Q
period 2008-05-31
RF MONOLITHICS INC /DE/
filed 2008-07-14
CIK 922204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 2008

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

As of June 30, 2008: 9,800,513 shares of the Registrant’s Common Stock, $.001 par value, were outstanding.

RF MONOLITHICS, INC.

FORM 10-Q

QUARTER ENDED MAY 31, 2008

PART I. CONDENSED CONSOLIDATED FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RF MONOLITHICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

(In Thousands)

	May 31, 2008	August 31, 2007 (a)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,172	$2,404
Trade receivables - net	10,159	9,583
Inventories - net	9,059	8,648
Prepaid expenses and other	510	575

Total current assets	20,900	21,210

PROPERTY AND EQUIPMENT -Net	3,258	3,891
GOODWILL	11,303	11,303
INTANGIBLES - Net	9,199	10,320
OTHER ASSETS - Net	1,026	939

TOTAL	$45,686	$47,663

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long term debt - bank	$1,333	$1,333
Notes payable - other	—	3,118
Capital lease obligations - current portion	38	52
Acquisition earnout payable	—	2,000
Accounts payable - trade	4,991	4,117
Accrued expenses and other current liabilities	1,978	2,819

Total current liabilities	8,340	13,439
LONG-TERM DEBT - Less current portion:
Notes payable - bank	8,818	5,176
Capital lease obligations	34	57

Total long-term debt	8,852	5,233

DEFERRED TAX LIABILITIES - Net	421	421

Total liabilities	17,613	19,093

STOCKHOLDERS’ EQUITY:
Common stock: 9,801 and 9,278 shares issued	10	9
Additional paid-in capital	49,886	48,976
Common stock warrants	86	86
Treasury stock, 36 common shares at cost	(227)	(227)
Accumulated deficit	(21,682)	(20,274)

Total stockholders’ equity	28,073	28,570

TOTAL	$45,686	$47,663

(a)	Derived from audited financial statements

See notes to condensed consolidated financial statements.

RF MONOLITHICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

(In Thousands, Except Per-Share Amounts)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2008	2007	2008	2007
SALES	$12,988	$13,415	$43,533	$41,566

COST OF SALES	8,486	8,919	27,269	28,858

GROSS PROFIT	4,502	4,496	16,264	12,708

OPERATING EXPENSES:
Research and development	2,023	2,103	5,981	6,456
Sales and marketing	2,291	2,353	6,952	6,487
General and administrative	1,158	1,122	3,988	3,392
Restructuring and impairment	265	147	320	1,584

Total operating expenses	5,737	5,725	17,241	17,919

LOSS FROM OPERATIONS	(1,235)	(1,229)	(977)	(5,211)

OTHER INCOME (EXPENSE):
Interest income	1	12	17	47
Interest expense	(153)	(214)	(513)	(610)
Other	(7)	3	103	36

Total other expense	(159)	(199)	(393)	(527)

LOSS BEFORE INCOME TAXES	(1,394)	(1,428)	(1,370)	(5,738)

INCOME TAX (BENEFIT) EXPENSE	25	(6)	38	8

NET LOSS	$(1,419)	$(1,422)	$(1,408)	$(5,746)

LOSS PER SHARE
Basic	$(0.15)	$(0.15)	$(0.15)	$(0.64)

Diluted	$(0.15)	$(0.15)	$(0.15)	$(0.64)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	9,758	9,184	9,567	9,007

Diluted	9,758	9,184	9,567	9,007

See notes to condensed consolidated financial statements.

RF MONOLITHICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED

(In Thousands)

	Nine Months Ended May 31,
	2008	2007
OPERATING ACTIVITIES:
Net loss	$(1,408)	$(5,746)
Noncash items included in net loss:
Depreciation and amortization	1,113	1,775
Amortization of intangible assets	1,121	1,366
Charge for inventory obsolescence and asset impairment	—	2,399
Provision for trade receivable allowance	—	55
Stock-based compensation	363	373
Gain on disposal of property and equipment	(470)	(35)
Changes in operating assets and liabilities:
Trade receivables	(576)	126
Inventories	(411)	208
Prepaid expenses and other	65	17
Accounts payable—trade	874	(1,094)
Accrued expenses and other liabilities	(841)	(209)

Net cash used in operating activities	(170)	(765)

INVESTING ACTIVITIES:
Payments for business acquisitions, net of cash acquired	—	(8,589)
Acquisition of property and equipment	(658)	(598)
Proceeds from disposition of property and equipment	785	35
Change in other assets	(224)	(419)

Net cash used in investing activities	(97)	(9,571)

FINANCING ACTIVITIES:
Borrowings on notes payable	—	4,000
Net borrowings on bank revolver note	4,309	4,000
Repayments of notes payable and acquisition earnout payable	(5,785)	(1,338)
Repayments of capital lease	(37)	(38)
Change in other liabilities	—	(4)
Proceeds from common stock issued	548	593

Net cash provided by (used in) financing activities	(965)	7,213

DECREASE IN CASH AND CASH EQUIVALENTS	(1,232)	(3,123)
CASH AND CASH EQUIVALENTS:
Beginning of period	2,404	5,847

End of period	$1,172	$2,724

SUPPLEMENTAL INFORMATION:
Interest paid	$603	$317

Income taxes paid	$37	$9

See notes to condensed consolidated financial statements.

RF MONOLITHICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

1.	INTERIM FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, that in the opinion of the management of RF Monolithics, Inc. are necessary for a fair presentation of our financial position as of May 31, 2008, the results of operations for the three and nine months ended May 31, 2008 and 2007 and cash flows for the nine months ended May 31, 2008 and 2007. These unaudited interim condensed consolidated financial statements should be read in conjunction with our audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended August 31, 2007, filed with the Securities and Exchange Commission.

Operating results for the nine months ended May 31, 2008 are not necessarily indicative of the results to be achieved for the full fiscal year ending August 31, 2008.

2.	INVENTORIES

Inventories consist of the following (in thousands):

	May 31, 2008	August 31, 2007
Raw materials and supplies	$3,719	$3,241
Work in process	1,113	1,768
Finished goods	6,616	6,123

Total Gross inventories	11,448	11,132
Less: Inventory reserves	(2,389)	(2,484)

Total inventories	$9,059	$8,648

3.	PROPERTY AND EQUIPMENT

Property and equipment included construction in progress of $553,000 at May 31, 2008, and $258,000 at August 31, 2007, which was composed primarily of roof and other improvements for the Dallas facility not yet placed in service.

4.	CREDIT FACILITIES

Our debt at May 31, 2008 and August 31, 2007 consisted of the following (in thousands):

	May 31, 2008	August 31, 2007
Bank revolving line-of-credit	$8,151	$3,842
Bank term note	2,000	$2,667
Other notes	—	3,118

Total	10,151	9,627

Less: Current maturity	1,333	4,451

Long-term debt	$8,818	$5,176

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

The $3.0 million term note calls for nine equal quarterly payments of $333,333 to the bank starting August 31, 2007. The revolving line of credit expires on December 31, 2010 and thus any outstanding borrowings against this facility are due at that time. As of May 31, 2008, our revolving line of credit facility had additional availability of approximately $1.9 million from our borrowing base which is based on eligible accounts receivable and inventory. Financial covenants under the new revolving credit arrangement as amended, include financial covenants as to the ratio of debt to funds from operations (debt service ratio), profitability, and capital expenditures.

On May 30, 2008, our banking agreement was amended to relax the financial covenants for the remainder of our current fiscal year. Our cost for this amendment included a fee of $10,000 plus an increase in our loan interest rate of 2%. The loan covenants for our next fiscal year will be reset at the beginning of that year.

The interest rate on all borrowings under our banking agreement is based on either bank prime or LIBOR. The interest rate changes periodically and can be fixed for up to a three-month period. The interest rates on borrowings as of May 31, 2008 range from 4.89% to 5.00% with a weighted average of 4.98%. These rates will increase by 2% on June 1, 2008.

5.	STOCK-BASED COMPENSATION PLANS

We have several stock-based compensation plans, which are more fully described in Note 9 in our fiscal year 2007 annual report on Form 10-K. The following table illustrates the stock compensation expense recognized in the three and nine months ended May 31, 2008 and 2007 (in thousands):

	Compensation Expense Recognized
	Three months ended May 31,		Nine months ended May 31,
Stock Compensation Plan	2008	2007	2008	2007
Stock options for employees & directors	$8	$25	$37	$94
Employee stock purchase plan	6	10	18	32
Stock options for consultants	—	—	—	14
Restricted stock units	77	128	308	233

Totals	$91	$163	$363	$373

Stock Options – There were no stock option grants in the current or prior year. As of May 31, 2008, options to purchase 160,697 shares of stock were cancelled in the current year due to employee terminations and option period expirations. The summary of stock option activity for the current fiscal year as of May 31, 2008 follows:

	Nine Months Ended May 31, 2008
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($000)
Outstanding at September 1, 2007	2,581,075	$4.89
Exercised	(419,154)	$1.51
Expired/cancelled	(160,697)	$11.79

Outstanding at May 31, 2008	2,001,224	$5.05	3.7	$286

Exercisable at May 31, 2008	1,991,910	$5.04	3.7	$286

The following table compares the number of shares subject to option grants with exercise prices below the closing price of our common stock at May 31, 2008 (referred to as “in-the-money”) with the number of shares subject to option grants with exercise prices equal to or greater than the closing price of our common stock at May 31, 2008 (referred to as “out-of-the-money”). The closing price of our common stock at May 31, 2008 was $2.20 per share.

	Exercisable		Unexercisable		Total
As of End of Quarter	Shares (#)	Wtd. Avg. Exercise Price ($)	Shares (#)	Wtd. Avg. Exercise Price ($)	Shares (#)	Wtd. Avg. Exercise Price ($)
In-the-money	387,827	$1.46	—	—	387,827	$1.46
Out-of-the-money	1,604,083	$5.91	9,314	$6.63	1,613,397	$5.91

Total options outstanding	1,991,910	$5.04	9,314	$6.63	2,001,224	$5.05

Restricted Stock Units—The following table sets forth the status of our Restricted Stock Unit compensation activity for the current fiscal year as of May 31, 2008:

Nonvested Shares	Shares	Weighted- Average Grant- Date Fair Value
Nonvested at August 31, 2007	248,612	$5.23
Granted	226,687	$2.84
Vested	(107,612)	$5.21
Cancelled	(4,487)	$5.31

Nonvested at May 31, 2008	363,200	$3.74

6.	EARNINGS (LOSS) PER SHARE

Our earnings (loss) per share is computed by dividing our net earnings (loss) by the weighted average number of outstanding common shares during the period. Our diluted earnings (loss) per share is computed by dividing our net earnings (loss) by the weighted average number of outstanding common and potentially dilutive shares. Potentially dilutive shares are derived from outstanding stock options, warrants and RSUs that have an exercise price less than the weighted average market price of our common stock. Any options and warrants with an exercise price greater than the weighted average market price of our common stock are considered antidilutive and are excluded from the computation of diluted earnings per share. In a period of net loss, all outstanding options, warrants and RSUs are considered antidilutive. The number of common stock options, warrants and RSUs considered antidilutive and thus excluded from the year-to-date diluted earnings or loss per share computation at May 31, 2008 was 2,394,424. The number of common stock options, warrants and RSUs considered antidilutive and thus excluded from the year-to-date diluted earnings or loss per share computation at May 31, 2007 was 2,960,847

7.	SALES REVENUE

The following table sets forth the components of our sales and the percentage relationship of the components to sales by product area for the periods indicated (in thousands, except percentage data):

	Amounts				% of Total
	Three Months Ended May 31,		Nine Months Ended May 31,		Three Months Ended May 31,		Nine Months Ended May 31,
	2008	2007	2008	2007	2008	2007	2008	2007
Product Sales:
Wireless Solutions Group:
Virtual Wire™ Radio products	$3,061	$3,488	$10,476	$10,252	24%	26%	24%	25%
Cirronet and Aleier	2,666	2,925	9,797	9,436	20	22	23	22

Subtotal	5,727	6,413	20,273	19,688	44	48	47	47

Wireless Components Group:
Filters	4,830	4,381	14,605	12,526	37	33	33	30
Frequency control modules	951	535	2,108	2,840	7	4	5	7
Low-power components	1,480	2,086	6,547	6,512	12	15	15	16

Subtotal	7,261	7,002	23,260	21,878	56	52	53	53

Total sales	$12,988	$13,415	$43,533	$41,566	100%	100%	100%	100%

International sales were approximately 58% or $7,549 during the current quarter and 43% or $5,745 during the comparable quarter of the prior year. On a nine month year-to-date basis, international sales were approximately 49% or $21,526 during the current year and 43% or $17,798 during the comparable period of the prior year. We consider all product sales with a delivery destination outside of North America to be international sales.

8.	SEGMENT INFORMATION

In the MD&A section of this Form 10-Q we describe two lines of business, the Wireless Solutions business and the Wireless Components business. In fiscal year 2007, we made two acquisitions that significantly increased our Wireless Solutions business. Our strategy is to focus our product and market development efforts and resources on the Wireless Solutions business, which we believe gives us greater potential for both increased sales and gross margin. As described in the MD&A section entitled Third Quarter Business Conditions & Our Response, we are currently reviewing the levels of investment we are making in the Wireless Solutions business with a near term target of achieving overall profitability and positive cash flow.

Also in fiscal year 2007, we made the decision to move to a fabless business model for our Wireless Components business. Completion of this process in fiscal year 2008 has eliminated our Dallas manufacturing facilities, the costs of which were allocated among our various products. This will make discrete gross margin information more accurate and easily managed in the future.

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

Information concerning the operations and assets in these reportable segments is as follows (in thousands):

Segment Reporting

	Three Months Ended May 31,		Nine Months Ended May 31,
	2008	2007	2008	2007
Net Sales:
Wireless Solutions Group	$5,727	$6,413	$20,273	$19,688
Wireless Components Group	7,261	7,002	23,260	21,878

Total	$12,988	$13,415	$43,533	$41,566
Gross Profit:
Wireless Solutions Group	$2,507	$2,942	$9,864	$8,831
Wireless Components Group	1,995	1,554	6,400	3,877

Total	$4,502	$4,496	$16,264	$12,708
Operating Expenses (unallocable to segments):
Research and development	2,023	2,103	5,981	6,456
Sales and marketing	2,291	2,353	6,952	6,487
General and administrative	1,158	1,122	3,988	3,392
Restructuring and impairment	265	147	320	1,584

Loss from operations	$(1,235)	$(1,229)	$(977)	$(5,211)

Gross Profit percent to sales:
Wireless Solutions Group	44%	46%	49%	45%
Wireless Components Group	27%	22%	28%	18%
Total	35%	34%	37%	31%

	May 31, 2008	August 31, 2007
Segment assets:
Wireless Solutions Group	$30,399	$29,572
Wireless Components Group	9,686	10,318
Corporate and unallocated	5,601	7,773

Total	$45,686	$47,663

9.	INCOME TAXES

During the nine months ended May 31, 2008 and 2007, we realized book loss before income tax of $1,370,000 and $5,738,000, respectively. In both the current and prior year we recorded small provisions for state income tax. We expect to record relatively small income tax provisions in future periods. We continue to maintain a full valuation allowance on our deferred tax assets due to net losses, as well as the general economic environment. However, we retain the tax benefits involved and we will realize the benefit in future periods (1) to the extent we have taxable income in a reported period for which we utilize some of the tax benefit and (2) whenever, and to the extent, management concludes that it is more likely than not that we will also realize some of the tax benefits in future periods.

10.	RESTRUCTURING AND IMPAIRMENT

In the prior quarter, we began consolidating and reorganizing our marketing, engineering and administrative functions for the parent company and two businesses acquired in fiscal year 2007 in an effort to improve the Company’s ability to deliver machine to machine, or M2M, solutions. This reorganization is expected to result in a substantial reduction in head count in fiscal year 2009, as discussed in the Management’s Discussion and Analysis. This will result in additional severance cost being recognized in the next quarter.

In fiscal year 2007, we announced the restructuring plan of our Wireless Components business which includes the outsourcing of all Dallas manufacturing. This restructuring plan resulted in employee severance costs in addition to asset impairment costs that consisted of the write-down or write-off of equipment and other assets that were no longer usable to support manufacturing. Most of our manufacturing equipment was sold to the contract manufacturer who will produce the product for us. We are incurring labor costs by our operations staff to help start-up the production at our contract manufacturer. Costs for this program started in the first quarter of fiscal year 2007 and continue in fiscal year 2008. We expect to accrue and recognize remaining costs in the next quarter, as replacement production is set up at the outsourced location.

The following table details the restructuring and impairment expense recognized in the three and nine months ended May 31, 2008 and 2007 (in thousands except for employee count):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2008	2007	2008	2007
Outsourcing Dallas manufacturing:
* Employee severance accrued	$143	$147	$310	$383
Asset impairment recognized	—	—	—	1,201
Net gain on sale of equipment	(14)	—	(288)	—
Labor to start-up equipment sold	37	—	37
Facility clean-up costs	30	—	86	—

Subtotal for outsourcing Dallas manufacturing	196	147	145	1,584

Reorganization of company:
Consulting costs	69	—	175	—

Total restructuring and impairment expense	$265	$147	$320	$1,584

* Number of severance employees	15	15	31	52

The following represents a reconciliation of the employee severance accrual, which is included in accrued expenses and other current liabilities in the accompanying financial statements (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2008	2007	2008	2007
Balance at beginning of period	$73	$4	$264	$—
Employee severance accrued	143	147	310	383
Severance payments to employees	(75)	(47)	(433)	(279)

Balance at May 31, 2008 and 2007	$141	$104	$141	$104

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our Wireless Solutions business includes Virtual Wire™ Short-range Radio, Radio Frequency Integrated Circuits, or RFIC, and Module Products and related services. These products are miniature radios and the networks that manage and use them. Our goal is to provide customers with a comprehensive solution with a wide variety of alternative products and services for their wireless network needs, optimized using our broad portfolio of products and services. These offerings were enhanced by two acquisitions that were consummated in September, 2006. RFM acquired Cirronet Inc., or Cirronet, and the business of Caver-Morehead Systems, Inc., or Caver-Morehead (which was acquired by Aleier, Inc., or Aleier, a wholly-owned subsidiary of RFM). Miniature radios that are very short range and ultra low power are marketed under the RFM brand. Standard and custom radio modules and packaged radio and network gateway products utilize Cirronet technology. Asset management platform software and end-user applications and related services formerly sold by Caver-Morehead are marketed under the RFM/Aleier brand.

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

Our strengths include: (a) our ability to identify and capitalize on trends in a rapidly growing wireless marketplace; (b) our capability to develop products and services that have superior technical characteristics; (c) our expertise to assist our customers in incorporating our products into their applications; and (d) our demonstrated ability to have high quality cost-effective products manufactured in volume with short lead times. Our manufacturing capabilities are based on our relationships with several domestic and offshore contractors.

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

A key factor in our gross margin performance is whether or not we can reduce our costs (through innovation and increased volume) and improve our product mix towards higher margin products to offset expected declines in average selling prices. The Cirronet and Caver-Morehead acquisitions were a part of our strategy to grow sales with new products that have higher margin potential.

Third Quarter Business Conditions & Our Response

Overall economic conditions in the electronics industry, which has historically experienced extreme increases and decreases in demand within short periods of time, is another key factor that influences our sales performance. We believe our markets are currently in a period of softer overall demand. Uncertain current economic conditions materially reduce the predictability of future sales.

We have systematically increased our operating expenses to support our Wireless Solutions initiative and that has increased our sales breakeven point. While our Wireless Solutions strategy has resulted in an increase in sales of those products and had a favorable effect on our gross profit margins, we have not seen the increase in sales we expected. Economic conditions and other factors have caused some customers to delay or cancel programs in many of our targeted solutions markets. We note that other companies in the M2M space have encountered similar delays in the development of the market. Since we have aggressively built our capabilities to support an anticipated sales increase, we face an excess of expenses at current sales levels.

We took a major step towards reducing expense levels this quarter with the consolidation of our organization including centralizing many of our back-office functions, and we expect resulting gross savings to be approximately $1.7 million annually. Further, we recently completed an office space planning analysis and we are reducing office space requirements by approximately 40%, saving an additional $400,000 annually. While a portion of the savings may be applied to strategic growth investments, most will fall to our bottom line.

As may not be apparent from our consolidated results, we have two distinct offerings – a sizable, profitable hardware products offering, with positive cash flow which we know well and for which sales appear to have stabilized. We also have solutions offerings, which consist of software and services, for emerging markets, and the development of these markets appears to have been delayed by current economic conditions and other factors. This part of our business required, and continues to require, ongoing investment, and is not yet profitable. We are monitoring the markets for our solutions offerings carefully, and our ongoing level of investment in wireless solutions will be dictated by several near-term indicators Since we have a profitable hardware business to work with, we have the ability to match expense levels with expected revenue. We intend to take the actions required to “right-size” our business to return to profitability and significant positive operating cash flow at current sales levels, with a target of early calendar year 2009.

Despite increased operating expenses, we have often generated positive cash flows in recent periods. See the section below entitled Liquidity for discussion of cash flows for the current period. Our ability to return to positive cash flows is dependent on our success in “right sizing” our expense levels in relation to sales. In any case, the amount of positive cash flow may decrease or occasionally turn negative due to fluctuating revenues or the need for increased working capital to support increased sales or increased capital spending and other investments to support growth programs. We feel we currently have the financial resources necessary to execute our business plans.

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

Results of Operations

In this next section we will discuss our financial statements. In this discussion, we will make comparisons between the following periods, which we believe are relevant to understanding trends in our business:

•

The current quarter and current year-to-date period, each ended May 31, 2008, of the fiscal year ending August 31, 2008, in comparison to the comparable quarter of the prior year and prior year-to-date period, each ended May 31, 2007.

•	Certain comparisons with the three months ended February 29, 2008 (previous quarter) are provided where we believe it is useful to the understanding of trends.

The selected financial data for the periods presented may not be indicative of our future financial condition or results of operations.

The following table illustrates operating results for the four quarters of fiscal 2007 and the first three quarters of fiscal 2008 (in thousands, except percentage data). These figures will be used when discussing trends in the following section.

	Fiscal 2007 Quarter Ended				Fiscal 2008 Quarter Ended
	Nov. 30	Feb. 28	May 31	Aug. 31	Nov. 30	Feb. 29	May 31
Sales by product group:
Virtual Wire™ Radio products	$3,965	$2,736	$3,488	$2,938	$3,642	$3,773	$3,061
Cirronet and Aleier	3,186	3,388	2,925	3,802	3,801	3,330	2,666

Total Wireless Solutions Group	7,151	6,124	6,413	6,740	7,443	7,103	5,727
% of total sales	45.3%	49.6%	47.8%	45.5%	45.8%	49.6%	44.1%
Filters	4,440	3,705	4,381	5,122	5,880	3,895	4,830
Frequency control modules	1,686	619	535	621	651	506	951
Low-power components	2,526	1,900	2,086	2,323	2,264	2,803	1,480

Total Wireless Component Group	8,652	6,224	7,002	8,066	8,795	7,204	7,261
% of total sales	54.7%	50.4%	52.2%	54.5%	54.2%	50.4%	55.9%
Total sales	15,803	12,348	13,415	14,806	16,238	14,307	12,988
Cost of sales	10,226	9,713	8,919	9,598	10,212	8,571	8,486

Gross profit	5,577	2,635	4,496	5,208	6,026	5,736	4,502
% of sales	35.3%	21.3%	33.5%	35.2%	37.1%	40.1%	34.7%
Operating expenses:
Research and development	2,117	2,236	2,103	2,065	1,941	2,017	2,023
Sales and marketing	2,219	1,915	2,353	2,498	2,326	2,335	2,291
General and administrative	1,186	1,084	1,122	1,238	1,474	1,356	1,158
Restructuring and impairment	236	1,201	147	377	99	(44)	265

Total	5,758	6,436	5,725	6,178	5,840	5,664	5,737

Income (loss) from operations	(181)	(3,801)	(1,229)	(970)	186	72	(1,235)
Other income (expense), net	(153)	(175)	(199)	(319)	(65)	(169)	(159)

Income (loss) before income taxes	(334)	(3,976)	(1,428)	(1,289)	121	(97)	(1,394)
Income tax expense (benefit)	1	13	(6)	(9)	8	5	25

Net income (loss)	$(335)	$(3,989)	$(1,422)	$(1,280)	$113	$(102)	$(1,419)

The following table sets forth, for the three and nine months ended May 31, 2008 and 2007, (a) the percentage relationship of certain items from our statements of operations to sales and (b) the percentage change in these items between the current period and the comparable period of the prior year:

	Percentage of Total Sales				Percentage Change From
	Three Months Ended May 31,		Nine Months Ended May 31,		Three Months Ended May 2007 to 2008	Nine Months Ended May 2007 to 2008
	2008	2007	2008	2007
Sales	100%	100%	100%	100%	(3)%	5%
Cost of sales	65	66	63	70	(5)	(5)

Gross profit	35	34	37	30	0	28

Research and development	16	16	13	15	(4)	(7)
Sales and marketing	18	18	16	16	(3)	7
General and administrative	9	8	9	8	3	18
Restructuring and impairment	2	1	1	4	80	(80)

Total operating expenses	45	43	39	43	0	(4)

Income (loss) from operations	(10)	(9)	(2)	(13)	(1)	81
Other expense, net	(1)	(2)	(1)	(1)	(20)	(25)

Income (loss) before income taxes	(11)	(11)	(3)	(14)	2	76
Income tax expense	0	0	0	0	517	375

Net income (loss)	(11)%	(11)%	(3)%	(14)%	0%	76%

Sales

Overall Sales Trends for the Current Quarter Compared to the Prior Year and Previous Quarter

Total sales decreased 3% in the current quarter compared to the comparable quarter of the prior year and 9% from the previous quarter. The primary reason for the changes in both periods were corresponding changes in the number of units sold for most of our product lines. Sales did increase for two product lines (frequency control modules and filters) due to an increase in the number of units sold, but these increases were offset by decreases in other product lines, particularly for Wireless Solutions products and services.

The decrease in sales over the comparable quarter of the prior year was 11% for the Wireless Solutions business, while sales actually increased 4% for the Wireless Components businesses. For Wireless Solutions, most of the decrease was due to a decrease in the number of units sold of Virtual Wire™ Short-range Radio products, as production levels for a major contract manufacturer for an automatic meter reading (or “AMR”) application were at low levels. These products show considerable volatility due to fluctuating production rates of our customers that do not necessarily represent long term trends. Sales for Cirronet and Aleier products and services declined 9%, reflecting lower than expected sales for M2M and related products. For Wireless Components, the increase was due to an increase in the number of units sold for Frequency Control modules and filters, partially offset by a decrease in number of units sold for low-power components in automotive applications. The increases were due to higher production levels at several OEM customers, particularly for telecom applications in Asia and satellite radio applications. The decrease in the number of units sold for low-power components represents a long term trend for these products as customers convert to other technologies or lower priced suppliers. See the section below entitled Product Line Sales Trends for additional detail.

The decrease in sales from the previous quarter was primarily due to a 19% decrease in sales of Wireless Solutions products and services, partially offset by a 1% increase in sales of Wireless Components products. The decrease in sales for Wireless Solutions products was primarily due to a decrease in the number of units shipped of Virtual Wire™ Short-range Radio products and Cirronet brand module products. Both of these product lines were impacted by reduced sales to OEM customers who experienced reduced demand from end users. Sales for a consumer passenger vehicle tracking application declined, and sales increased for medical applications. Sales for Aleier services decreased as a major program for the city of Los Angeles was largely completed.

The increase in sales for Wireless Components products over the previous quarter was primarily due to an increase in the number of units of filter products shipped, particularly for the Chinese telecom market and a smaller increase in sales for the satellite radio market. Frequency control module sales increased due to an increase in the number of units sold to contract manufacturers for work station and optical network products resulting from increased production rates at those customers. There was also some recovery in filter sales from the previous quarter because of seasonal factors traditionally present in that period related to the reduced number of work days over the holidays. The increases in these two product lines were partially offset by a decrease in the number of units sold for low-power components in automotive applications. This decrease was because the second quarter had unusually high unit sales related to last time buys and customer requirements for older versions of products that are transitioning to new packages. Changes in sales in comparison to the previous quarter for the other product lines were relatively modest. See the section below entitled Product Line Sales Trends for additional detail.

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

We compete in very price competitive markets (such as the automotive and satellite radio markets) in which customers require decreased prices over time to retain their business, particularly for products in the Wireless Components group. In addition, we understand that as new product sales increase our customers expect economies of scale resulting in lower pricing. As a result, three of our higher-volume product lines (low-power components, Virtual Wire™ Short-range Radio products and filters) experienced a decline in average selling prices in the range of 3% to 13% in the current year in comparison to the prior year-to-date period. The other products were not significantly impacted by decreases in average selling prices.

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

Our sales success is highly dependent on the following factors: (1) our success in achieving increases in sales for Wireless Solutions products which have a higher technical content; (2) achieving technological advances in our product design and manufacturing capabilities; (3) our ability to sell our products in a competitive marketplace that can be influenced by outside factors, such as economic and regulatory conditions; (4) competition from alternative technologies or from competitors duplicating our technologies; and (5) the impact of competitive pricing. These and other factors may adversely affect our ability to grow or even maintain our sales levels.

We have put forth considerable effort developing new products and services. However, the timing of any sales resulting from new products and services is dependent upon the customers’ product introduction and software implementation cycles. Sales to OEM customers are particularly dependent on the customers’

success in their market development program. It is difficult for us to predict when, or if, new products will have a significant impact on our sales.

We have experienced sudden increases in demand in the past, which have put pressure on the manufacturing facilities of our contractors to increase capacity to meet this demand. In addition, new products sometimes require different manufacturing processes than those to which we currently have access. We now participate in some service markets for which we maintain a certain level of service readiness. We may not be able to increase the manufacturing capacity of our assembly contractors, so as to take advantage of increased market demand or to increase our capability to provide services. Failure to do this could result in a material loss of potential sales.

Year-to-Date Sales Trends

Sales for the current year-to-date period increased approximately $2.0 million or 5% over the prior comparable year-to-date period. Wireless Solutions products and services increased $0.6 million or 3% and Wireless Components products increased $1.4 million or 6%. The increases were primarily due to an increase in the number of units sold for our volume products lines, although the unit increases were partially offset by a decrease in the average selling prices of some of these products, as mentioned in the previous section. Both of the categories of Wireless Solutions products (Virtual Wire™ Short-range Radio products and the Cirronet and Aleier brand products) had 3% increases in sales. This reflects our significant strategic investments in and efforts to increase sales for these products.

For Wireless Components products, the increase was due to an increase in the number of units sold of filters products, which increased sales by 17%. This increase was due to recovery in the satellite radio and telecom market for filters. This was partially offset by a decrease in the number of units sold for frequency control modules. Sales to the telecom markets served by these products are subject to volatile changes due to varying economic conditions and production rates at several major contract manufacturers. Unit sales in these markets were at very high levels in the last fiscal year but we believe the current year levels are more typical.

Product Line Sales Trends:

Wireless Solutions Group

Cirronet and Aleier products

Sales for Cirronet and Aleier brand products and services were $2.7 million. These products and services were acquired at the beginning of the last fiscal year as a result of the Cirronet and Caver-Morehead acquisitions. These sales were 9% lower than the comparable quarter of the prior year and 20% lower than the previous quarter, primarily due to a corresponding decrease in services and the number of units sold. This was a result of a decrease in the number of Cirronet brand module products shipped, particularly to the industrial market as some OEM customers experienced reduced demand from end users. In addition, sales for Aleier services decreased from the previous quarter as a major program for the city of Los Angeles was largely completed. In recent quarters we experienced a delay in orders for future sales for Aleier software and services, particularly for government projects. We believe there is some delay because the M2M concept is in its early stage and customers are not yet willing to commit and also due to overall economic conditions.

On a year-to-date basis, sales for these products and services have increased 3%. In the past two years, we have invested considerable resources in product and marketing development to support our strategic plan for the Wireless Solutions business. The increase in sales on a year-to-date basis represents increasing market acceptance for these products.

An important consideration is the increased potential gross margin these products and services offer because of their higher technical content. An increase in sales for these products represents an improvement in product mix, contributing to increased gross margins. See the section below entitled Gross Profit for further discussion on this.

While our Wireless Solutions strategy has resulted in an increase in sales of those products and had a favorable effect on our gross profit margins, we have not seen the increase in sales we expected. Economic conditions and other factors have caused some customers to delay or cancel programs in many of our targeted solutions markets. We note that other companies in the M2M space have encountered similar delays in the development of the market. Since we have aggressively built our capabilities to support an anticipated sales increase, we face an excess of expenses at current sales levels. Cirronet and Aleier products and services are primarily targeted at emerging markets, and the development of these markets appears to have been delayed by current economic conditions and other factors. This part of our business required, and continues to require, ongoing investment, and is not yet profitable. We will monitor the markets for our Cirronet and Aleier products and services offerings carefully, and our ongoing level of investment in them will be dictated by several near-term indicators. We will take the actions required to “right-size” this part of our business to return the Company to profitability and significant positive operating cash flow at current sales levels.

While we see great potential for Wireless Solutions products and services, it is difficult for us to predict when, or if, these products will have a significant additional impact on our sales. If we seek to reduce expenses that support these products, future growth of their sales probably will be negatively impacted.

Virtual Wire™ Short-range Radio products

Virtual Wire™ Short-range Radio products sales at $3.1 million for the current quarter decreased 12% in comparison to the comparable quarter of the prior year, and 19% from the previous quarter. The decrease in sales of Virtual Wire™ Short-range Radio products compared to both periods was due to a decrease in the number of units sold. As we have seen in prior periods, these products show considerable volatility due to fluctuating production rates of our customers. A large portion of these sales are to contract manufacturers for OEM customers, whose demand tends to fluctuate considerably for AMR and other products. Production levels for contract manufacturers were relatively low in the current period, except for medical applications. There was a further decrease from the previous quarter due to lower production levels for a relatively new consumer vehicle tracking application.

The change in average selling prices did not have a major impact on overall sales. Average selling prices were slightly higher in the current quarter in comparison to the comparable quarter of the prior year and the previous quarter due to a higher mix of products for medical applications. In contrast, average selling prices were lower on a year-to-date basis due to continued competitive conditions. We expect this trend towards lower average selling prices to continue. However, changes in product mix may offset any negative impact.

For several years we have devoted considerable resources to developing and marketing Virtual Wire™ Short-range Radio products. We believe these products offer potential for significant growth in sales in numerous wireless applications, particularly for applications that require small size and low power consumption. We intend to continue working with our customers to develop new applications using Virtual Wire™ Short-range Radio products, including the third generation of this product, which will add several new features. In addition, we have launched a line of RFIC products, including receivers, transmitters and transceivers. In the current year, we introduced a new product, the TRC103. We are not certain when, if ever, these new products will significantly impact future sales.

Wireless Components Group

Filters

Sales of filter products at $4.8 million increased 10% from the comparable quarter of the prior year, and 24% from the previous quarter. These changes were primarily due to increases in the number of units sold for these products. The unit shipment increases were primarily for Chinese telecommunications and satellite radio products. The increase from the previous quarter was particularly large, since the previous quarter was relatively low due to seasonal trends that we have seen in the past.

We provide filters for radios that provide services from both Sirius Satellite Radio Inc. (NASDAQ:SIRI) and XM Satellite Radio Holdings, Inc. (NASDAQ:XMSR). It is clear that our sales of filter products into the satellite radio market will continue to be heavily dependent on the success of the satellite radio service providers in increasing the number of subscriptions for their service. As a result, predicting future unit sales for these products is very difficult. Since we are the dominant supplier for both providers’ radios, we believe we will not be significantly impacted by the proposed merger of the two companies, which has recently received some of the required regulatory approvals. In the current year, there has been a resumption of growth in the rate of new subscriptions to satellite radio services. A very favorable factor is an increasing number of models of automobiles with satellite radios installed at the factory. A negative factor is the lack of recovery for consumer (aftermarket) products, which were negatively impacted last year by FCC actions that took several versions of products off the market until changes were made eliminating electronic interference, particularly for portable consumer versions of the radios. Regulatory actions which negatively impact the satellite radio market could have a material adverse effect on our sales. The effect of these changes in our current quarter was an increase in the number of units sold in comparison to the comparable quarter of the prior year and the previous quarter.

A continuing difficulty we face for filter products is the ongoing trend of lower average selling prices. Competitive conditions for these products have forced us to provide lower prices to maintain our market share. The automotive and consumer markets tend to be more price competitive than our other markets. For instance, average selling prices for the current quarter were 21% lower than the comparable quarter of the prior year. However, a portion of the decline in average selling prices was due to a change in product mix resulting from an increase in the number of units sold of the relatively low priced satellite radio filters and the decrease in the number of units sold of the relatively high priced telecom filters. The impact of changes in average selling price due to this product mix effect tend to be at least partially offset by differences in material costs, as the telecommunications products come in larger, more expensive packages. The decrease in average selling prices on a year-to-date basis was a more moderate 13%.

We expect the general trend of lower average selling prices will continue to have an adverse effect on future sales and margins, and this trend may result in lower overall sales of filter products in the immediate future. For a discussion of strategies for sustaining gross profit, see the section below entitled Gross Profit.

Frequency Control Modules

Sales of frequency control products at $1.0 million increased 78% from the comparable quarter of the prior year and 88% from the previous quarter. The increase in both periods was due to an increase in the number of units sold for these products. Sales for these products are highly dependent on production levels at several contract manufacturers, whose customer demand is volatile. For instance, the current quarter reflected a very large percentage increase in sales from the comparable quarter of the prior year and the previous quarter. In contrast, year-to-date sales were down 26% from the prior year-to-date period, as production levels were lower early in the year. These markets are subject to volatile changes due to economic conditions in the government and telecommunications markets and production rates at several major contract manufacturers. Future sales of these products will be highly dependent upon economic conditions in the markets these products serve. Changes in average selling prices that occur for these products are normally due to changes in product mix, rather than changes to product pricing, so they do not necessarily impact our margins. Normally, pressures on average selling prices for frequency control module products are not nearly as great as in some of our other markets.

Low-power Components

Sales of low-power components at $1.5 million decreased 29% from the comparable quarter of the prior year and 47% from the previous quarter. In both cases, the decrease from the prior period was primarily due to a decrease in the number of units sold. The primary reason for the decrease from the previous quarter was the fact that that period included a temporary increase in the number of units sold in automotive applications due to last time buys and customer requirements for older versions of products that are transitioning to new packages that did not recur this quarter.

The decrease in the number of units sold in comparison to the comparable quarter of the prior year represents an ongoing trend we have seen for several years in lower sales of these products. These products primarily support the tire pressure monitoring and remote keyless entry automotive applications. Many of our products sold into this application are based on mature technology and conversion to other technologies such as multiple function integrated circuits and phase locked loops has been going on for some time. In addition, some customers have switched to very low-priced competitors. In addition to this long term trend, there has been a reduction in base production schedules at several of our customers supporting North American automotive production due to overall economic conditions.

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

The primary market for these products is the automotive market, which is characterized by very competitive conditions and declining average selling prices. Average selling prices for low-power components decreased 4% in the current year, compared to the prior year-to-date period. We expect the trend of lower average selling prices for low-power component products to continue, as competitive market conditions require future price reductions. In addition, smaller package styles, which also are offered at lower prices, are taking an increasing market share.

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

Other Sales Trends

The following table provides additional data concerning our sales:

	Percentage of Sales Revenue
	Current Quarter	Comparable Quarter	Previous Quarter
Sales to top five customers	40%	39%	34%
Distribution sales	26%	19%	22%
Number of customers ≥ 10% of sales revenue	Two	One	One
Sales to customers ≥ 10% of sales revenue	22%	17%	12%
International sales	58%	43%	46%

Two customers, Holy Stone and Delphi Corporation, or Delphi, each accounted for 10% or more of sales in the current quarter, while there was only one in the comparable quarter of the prior year and the previous quarter. Delphi is currently in Chapter 11 reorganization proceedings. While we are encouraged by the reported progress in those efforts, we cannot be assured that they will be successful. If sales to Delphi were interrupted by a disruption in the bankruptcy process, such disruption could have a material adverse effect on our operations.

Our strategy is to seek diversification in our sales. We believe we have achieved a significant level of diversification in our customers, markets, products and geographic areas. However, due to the very competitive nature of the markets in which we compete, we may not always be able to achieve such diversification.

The increase in international sales primarily was due to an increase in sales to Asian customers, particularly for Chinese telecommunications and satellite radio applications. In contrast, sales to North American automotive and industrial customers declined. We consider all product sales with a delivery destination outside North America to be international sales. International sales are denominated primarily in U.S. currency, although some European customers require that we sell in Euros. We have not entered into any hedging activities to mitigate the exchange risk associated with sales in foreign currency. We intend to continue our focus on international sales. We anticipate that international sales will continue to represent a significant portion of our business. However, international sales are subject to fluctuations as a result of local economic conditions and competition. Therefore, we cannot predict whether we will be able to continue to derive similar levels of our business from international sales.

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

	Three Months Ended May 31,		Nine Months Ended May 31,
	2008	2007	2008	2007
Cost of sales	$1	$95	$2	$286
Research and development expense	332	299	998	895
Sales and marketing expense	50	46	148	139
General and administrative expense	15	15	47	47

Total additional amortization expense	$398	$455	$1,195	$1,367

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

A summary of stock compensation expense is as follows (in thousands):

	Compensation Expense Recognized
	Three months ended May 31,		Nine months ended May 31,
	2008	2007	2008	2007
Cost of Sales	$9	$22	$58	$54
Research and development expense	7	20	37	41
Sales & marketing expense	32	44	119	96
General & administrative expense	43	77	149	182

	$91	$163	$363	$373

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

Gross Profit

Overall Gross Profit Trends for Current Quarter Compared to the Prior Year and Previous Quarter

The current quarter gross margin of 34.7% was an increase from the 33.5% in the comparable quarter of the prior year, but a decrease from and 40.1% in the previous quarter.

A year ago we announced a restructuring of our manufacturing business model to eliminate our Dallas manufacturing facilities. We believed that this would generate approximately $5 million in savings on an annualized basis, most of which would be seen in reduced manufacturing costs. We believe the previous quarter had demonstrated that this cost target has been achieved and the current quarter has demonstrated those savings represent a permanent cost reduction. This was the primary reason that gross margins for Wireless Components products increased to 27% in the current quarter compared to 22% in the comparable quarter of the prior year. There were also smaller savings for Wireless Solutions products and operating expenses.

There were several reasons for the 5.4% reduction in gross profit margin from the previous quarter. The first reason is the impact that decreased sales volume has on the allocation of fixed manufacturing costs to each product. Sales decreased 9% and the total number of units sold decreased 13%. While fixed costs like depreciation have been significantly reduced from the prior year, there remains a significant amount of fixed costs for the infrastructure that manages our manufacturing operations. There is also a fixed infrastructure that delivers services to our customers. The decrease in units shipped in the current quarter requires costs to be spread over fewer units, raising the cost per unit. This was the primary reason why Wireless Solutions gross margins decreased from 51% to 44%. We intend to return margins to more normal levels for these products. This volume effect is a factor that could also work in reverse. For instance, current year unit sales volumes were greater than prior year-to-date unit sales volumes, which had a favorable impact.

A second reason for a gross margin decrease in comparison to the previous quarter is an unfavorable change in product mix. As described in Note 8 to our accompanying unaudited Condensed Consolidated Financial Statements, gross margins for Wireless Solutions products in the current quarter was 44% compared to 27% for Wireless Components products. Due to their higher technical content, our Wireless Solutions products have higher potential gross margins than our commodity type products such as filters and low-power components. A long-term product mix improvement has been a major benefit realized from our acquisitions made in 2006. However, a decrease in the total sales ratio of Wireless Solutions products from 50% in the previous quarter to 44% for the current quarter was significant and had a negative impact on margins. This is also a factor that could work in reverse. If in future periods there was an increase in Wireless Solutions products as a percentage of total sales, gross margins will be positively impacted. While this is our strategy, we cannot assure that such an improved product mix will be achieved in future periods.

The third reason for a gross margin decrease in comparison to the previous quarter is some additional costs for low-volume production at our offshore contractors for older versions of our products that several customers requested as part of the transition to newer versions of our low power-components products and some last-time buys for those products. We have decided to honor these requests to maintain important customer relationships. This was the primary reason why Wireless Components gross margins decreased from 30% to 27%. We have completed most of this production, therefore these margins should return to levels we experienced in our second quarter.

Overall Gross Profit Trends for Current Year Compared to the Prior Year

The current year-to-date gross margin was 37.4%, which is an increase from the gross margin of 30.6% last year. Without the impact of the increase in inventory reserve of $1,198,000 that occurred in the prior year-to-date period, gross margins would have been 33.5%. We did not need to record such a reserve this year. In addition, the primary reasons for the increase in gross margin in the current year are the same factors as for the current quarter compared to the comparable quarter of the prior year. Costs were reduced due to the restructuring as evidenced by the increase in year-to-date gross margin for Wireless Components products from 18% to 28%. Sales increased 5% and unit volume increased 17%, allowing fixed overhead costs to be spread over a large number of units, thus reducing cost per unit. The product mix of Wireless Solutions products was unchanged at 47% of total sales, so that had little impact.

The biggest negative factor for gross margins, as mentioned in the section entitled Sales, is the continuing negative impact of declining average selling prices as a result of competitive conditions in the markets we serve. As an example, three of our volume product lines (low-power components, Virtual Wire™

Short-range Radio products and filters) experienced a decline in average selling prices in the range of 3% to 13% in the current year in comparison to the prior year-to-date period. The other products were not significantly impacted by decreases in average selling prices. The restructuring effort is intended to address the pressure on gross margins by lowering manufacturing costs.

Research and Development Expense

Research and development expenses were $2,023,000 in the current quarter, compared to $2,103,000 in the comparable quarter of the prior year and $2,017,000 in the previous quarter. The 4% decrease from the comparable quarter of the prior year was primarily due to reductions in outside consulting expenses as various product development programs have been completed and a reduction in depreciation of an engineering software system that has been fully depreciated. Included in these expenses was $332,000 in acquisition amortization expenses, an increase from $299,000 in the comparable quarter of the prior year. Research and development expenses were 16% of sales in the current quarter, the same as the comparable quarter of the prior year. The greater technical content of the Wireless Solutions business and our growth strategy have required higher research and development expenses as a percentage of sales than we incurred prior to these acquisitions.

Year-to-date research and development expense was $5,981,000 compared to $6,456,000 in the prior year-to-date period. The 7% reduction was primarily due to reductions in outside consulting expenses as various product development programs have been completed, a reduction in depreciation of an engineering software system that has been fully depreciated and some reduction in salary expenses as a result of a reduction in head count.

We believe that the continued development of our technology and new products is essential to our growth and success. We plan to continue to devote significant resources to research and development and expect research and development expenses to remain the same or slightly reduced in the immediate future.

Sales and Marketing Expense

Current quarter sales and marketing expenses were $2,291,000, compared to $2,353,000 in the comparable quarter of the prior year and nearly the same at $2,335,000 in the previous quarter. This 3% decrease from the comparable quarter of the prior year was primarily due to the impact of decreased sales commissions as a result of decreased sales. Partially offsetting this was the impact of reallocations of space and other shared costs to operating expense as a result of the closing of the Dallas facility.

Sales and marketing expenses were 18% of sales in the current quarter, the same percentage as in the comparable quarter of the prior year. The sales channels that were acquired have been integrated with existing sales channels, resulting in significantly larger sales and marketing organizations. We believe that the greater technical content of the Wireless Solutions business and our growth strategy requires higher sales and marketing expenses as a percentage of sales than we incurred prior to these acquisitions, at least for the foreseeable future.

Year-to-date sales and marketing expense was $6,952,000 compared to $6,487,000 for the comparable year-to-date period. This 7% increase was primarily due to increased sales commission expense resulting from increased sales. Smaller increases were due to the impact of reallocations of space and other shared costs to operating expense as a result of the closing of the Dallas facility and various other market development programs resulting from our plan to aggressively increase sales. This was partially offset by some reduction in salary expense as a result of a reduction in head count.

We intend to aggressively pursue increased sales in future periods, particularly for Wireless Solutions sales. Therefore we expect to maintain a relatively high level of sales and marketing expense. We expect to incur comparable or slightly reduced sales and marketing expenses in the immediate future, with the exception of sales commission expenses which will fluctuate in line with sales levels.

General and Administrative Expense

General and administrative expenses were $1,158,000 for the current quarter, compared to $1,122,000 for the comparable quarter of the prior year and $1,356,000 in the previous quarter. This 3% increase over the comparable period was primarily due to the impact of reallocations of space and other shared costs to operating expense as a result of the closing of the Dallas facility. General and administrative expenses were 9% of sales in the current quarter, up from 8% of sales in the comparable quarter of the prior year. The 15% decrease from the previous quarter was primarily due to reduced training expenses and other cost savings. The training that was a significant part of our expenses through the first six months has largely been completed, so we expect to incur comparable or slightly reduced general and administrative expenses in the immediate future.

Year-to-date general and administrative expense was $3,988,000 for the current year, compared to $3,392,000 for the prior year year-to-date period. The net 18% increase in expense primarily resulted from the increase in headcount in preparation for growth in our software and services business and our focus on machine-to-machine, or M2M, opportunities. Included are significant costs incurred in hiring and training new personnel. These costs are classified as general and administrative expense.

Restructuring and Impairment Expense

In the current quarter, we had restructuring expense related to closing our Dallas manufacturing facilities, primarily for severance costs of $196,000. We also incurred $69,000 in costs related to the restructuring of the company, for a total restructuring expense of $265,000. This compares to $147,000 for the comparable quarter of the prior year, also related to the closure of the Dallas facilities. Restructuring expense was a negative $44,000 in the previous quarter, due to a large gain on sale of equipment that offset other costs. The level of restructuring cost in our next quarter will depend on what actions we take to right size the company per our previous discussion in the section entitled Third Quarter Business Conditions & Our Response.

Restructuring and impairment expense for the current year is $320,000, compared to $1,584,000 for the prior year-to-date period. The prior year included a $1,201,000 expense related to asset impairments that has not recurred.

Total Operating Expenses

Operating expenses in the current quarter were nearly the same as the comparable quarter of the prior year as well as the previous quarter. Operating expenses were 45% of sales in the current quarter, compared to 43% of sales for the comparable quarter of the prior year. Included in these expenses was $397,000 in acquisition amortization expenses, an increase from $360,000 in the comparable quarter of the prior year.

Year-to-date operating expenses decreased $678,000 compared to the prior year-to-date period, primarily as a result of a $1.3 million reduction in restructuring and impairment expense, as explained above. This was partially offset by an increase in sales and marketing expense and general and administrative expenses, as explained above. Our Wireless Solutions strategy has been to continue to aggressively develop new products and markets and seek rapid sales growth. We expect to have comparable or slightly decreased operating expenses (other than restructuring expense) in our next quarter. However, the level of restructuring expense in our fourth quarter and operating expenses beyond our next quarter will depend on what actions we take to right size the company per our previous discussion in the section entitled Third Quarter Business Conditions & Our Response. In addition, the indicators we are monitoring and the actions we take could affect our annual review of goodwill and intangible assets for potential impairment pursuant to SFAS 142 and SFAS 144.

Other Income (Expense)

Total other expense was $159,000 in the current quarter, compared to $199,000 for the comparable quarter of the prior year and $169,000 for the previous quarter. The decrease in expense from the comparable quarter of the prior year was primarily due to lower interest expense resulting from lower interest rates. In the current quarter we amended our Bank Agreement to provide additional flexibility on our financial covenants. This will increase our interest rate by 200 basis points, which will increase interest expense correspondingly in future periods. Other expense in the current year was lower than the prior year as a result of lower interest expense resulting from lower interest rates and gains on sales of equipment in earlier periods. We expect to incur slightly increased other expenses in the immediate future.

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

We expect to record relatively small income tax provisions until such time that the recovery of deferred tax assets becomes more likely than not.

Earnings (Loss) per Share

The net loss for the current quarter was $1,419,000, or $0.15 per diluted share, compared to a net loss of $1,422,000, or $0.15 per diluted share, for the comparable quarter of the prior year and a net loss of $102,000 or $0.01 per diluted share for the previous quarter. The larger net loss compared to the previous quarter is primarily due to decreased sales and lower gross margins. For additional analysis of this net loss and what our response is, please see the section above entitled Third Quarter Business Conditions & Our Response.

The net income for the quarter includes $398,000 amortization of increased asset values related to fair value of the acquisitions, as discussed under the section above entitled Amortization of Increased Asset Values Related to Fair Value of Acquired Businesses. The net income for the quarter also includes $91,000 in stock compensation expense, as discussed under the section above entitled Stock Compensation Expense and a negative $265,000 in restructuring expenses, as discussed under the section above entitled Restructuring Expense.

The year-to-date net loss for the current year was $1,408,000, compared to a net loss of $5,746,000 in the prior year-to-date period. The $4.3 million improvement in net income was primarily due to a $3.6 million improvement in gross profit. The improvement in gross profit was due increased sales and increased gross margins. The improvement in gross margins was primarily a result of cost reduction resulting from our transition to a fabless business model and the absence of a $1.2 million inventory impairment that did not recur this year. In addition, operating expenses in the current year are $0.7 million lower this year. The reduction in operating expenses is due to the absence of a $1.2 million fixed asset impairment that occurred in the prior year that did not recur this year, partially offset by an increase in sales and marketing expense and general and administrative expenses. The net income for the year includes $1,195,000 in amortization of increased asset values related to fair value of the acquisitions, as discussed under the section above entitled Amortization of Increased Asset Values Related to Fair Value of Acquired Businesses. The net income for the year also includes $363,000 in stock compensation expense, as discussed under the section above entitled Stock Compensation Expense and $320,000 in restructuring expenses and net gains of $108,000 on sales of equipment, as discussed under the sections above entitled Restructuring Expense and Other Income (Expense).

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

Financial covenants under the 2007 banking agreement include financial covenants as to the ratio of debt to funds from operations (debt service ratio), profitability, and capital expenditures. We were in compliance with all covenants as of May 31, 2008. We have amended our banking agreement to provide additional flexibility for our financial covenants for the third and fourth quarters. We are in close communication with our bank and, if required, we believe we can obtain additional flexibility on our covenants for the quarter ending August 31, 2008, the latest date for which such a requirement was defined. Consistent with prior years, the loan covenants for our next fiscal year will be reset at the beginning of that year. Should there be a violation of one or more of the financial covenants and we are unable to negotiate a waiver or amendment, the maturity of our debt could be accelerated.

At May 31, 2008, we maintained access to our revolving line-of-credit, which had a loan balance of $8.2 million. Additional loan advances of approximately $1.9 million were available under our current borrowing base.

Our banking agreement and its status at the end of the current quarter are described in Note 4 to our Financial Statements included in this report.

Liquidity

Liquidity at May 31, 2008, consisted primarily of $1.2 million of cash and $1.9 million available under the banking agreement.

Net cash used in operating activities was $0.2 million for the current year-to-date period as compared to net cash used in operating activities of $0.8 million for the comparable period of the prior year. The primary reason for decreased cash used in operations was the fact that the sum of the net loss and non-cash items included in net loss was $0.7 million (positive) in the current year, compared to $0.2 million (positive) in the prior year. Thus, there was an improvement of more than $0.5 million in operating cash flow due to this factor. Net income improved by $4.3 million, partially offset by a decrease in non-cash items included in net income (loss) of $3.8 million, which included $2.4 million in asset impairments and a reduction of $0.7 million in depreciation and amortization as many assets have become fully depreciated.

Another positive factor in the increase in operating cash flow was $0.1 million in less cash used in operating asset and liability items in the current year ($0.9 million compared to $1.0 million in the prior year). The most notable factor was lack of a decrease in accounts payable and other liabilities of $1.3 million which occurred in the prior year. In the prior year we experienced a one-time pay down of accounts payable by our acquired subsidiaries. This did not recur this year. A volatile factor is that accounts payable may fluctuate at the end of any given quarterly period depending on flows of material received late in the quarter. Accrued expenses in the current year were reduced $0.9 million this year, compared to only $0.2 million last year. This was primarily due to the payment of accrued interest in the current year on promissory notes issued in connection with the acquisitions. Offsetting this was a $1.2 million increase in the total of trade receivables, inventory and prepaid assets. The increases in trade receivables and inventory occurred late in the current quarter due to increased shipments to customers and receipts from our contractors. Collection of our receivables on a days-sales-outstanding measurement was in the mid 50-day range in the current quarter. Past due accounts remain relatively small and we continue to meet our payment terms with our vendors. We plan to reduce inventory in the fourth quarter, consuming inventory that was received late in the quarter as well as part of the inventory that supported the transition to our fabless business model.

A negative trend was that operating cash flow was a negative $0.7 million for the current quarter. This was primarily the result of income adjusted for non-cash items being a negative $0.6 million, with the working capital items almost offsetting one another. We believe this negative trend may be moderated in our next quarter, due to our planned decrease in inventory. The positive operating cash flow of $0.5 million for our first six months of this year follows a trend of positive operating cash flow that we have historically experienced. In the section above entitled Third Quarter Business Conditions & Our Response, we outline our plan to return to this historical pattern.

Cash used in investing activities was $0.1 million for the current year-to-date period, as compared to $8.6 million for the prior year-to-date period. In the prior year, we used $9.6 million in cash (net of acquired cash) to finance the acquisitions. In the current year, capital spending was $0.7 million and we expect to acquire only up to $1.0 million of capital equipment in fiscal 2008. This has been more than offset by $0.8 million in proceeds from disposal of capital assets. We do not believe our fabless business model will be capital intensive.

Net cash used for financing activities was $1.0 million in the current year-to-date period, compared to cash provided by financing activities of $7.2 million in the prior year-to-date period. In the current year, we paid $5.5 million in remaining obligations related to the acquisitions we consummated last year. We borrowed $4.0 million (net of repayments) in the current year to make related payments and financed the remainder from cash on hand and operating cash flow. In the prior year, we borrowed almost $6.7 million (net of repayments) to finance the acquisitions.

As of May 31, 2008, we had approximately $1.9 million of cash availability under our current banking agreement based upon the borrowing base which is derived from eligible accounts receivable and inventory. In addition, approximately $0.9 million in additional funds may become available under our banking agreement if our borrowing base were to increase sufficiently to support increased borrowing. We are not able to say when or if that will happen because limited lead times on orders placed by our customers materially reduce the predictability of future sales.

We believe returning to positive operating cash flow, our cash balances and the amounts available under our revolving credit facility will be sufficient to meet our cash requirements for the rest of calendar year 2008. If for any reason these sources of funds are not sufficient to meet our requirements, we may be required to raise additional funds. We cannot guarantee that we would be able to obtain additional financing or, if available, that it would be available to us on acceptable terms. Should that happen, there could be a significant adverse impact on our operations.

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

We are exposed to market risk primarily due to fluctuations in interest rates on our bank debt. As of May 31, 2008, with all other variables held constant, a hypothetical one-percentage point increase in interest rates would result in an increase in interest expense of approximately $102,000 on an annual basis.

A significant portion of our products have a manufacturing process in a foreign jurisdiction and are sold in foreign jurisdictions. We manage our exposure to currency exchange fluctuations by denominating most transactions in U.S. dollars. We consider the amount of our foreign currency exchange rate risk to be immaterial as of May 31, 2008 and accordingly have not hedged any such risk.

ITEM 4.	CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported in a timely manner. There have been no changes in our internal control over financial reporting during the quarter ended May 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On May 29, 2008, CMS Liquidating Company (“CMS”) filed a Petition and Action for Declaratory Judgment (the “Petition”) in the District Court of Dallas County, Texas, naming RFM as defendant. The Petition requests that the Court construe the Earn Out Agreement entered into between RFM and CMS in connection with the acquisition of substantially all the assets of Caver Morehead, Inc. in September 2006. CMS seeks damages and expenses in unspecified amounts. While not stated in plaintiff’s petition, the claims appear to question the methodology used by RFM to calculate CMS’ entitlement to an earn out payment. The amount of damages sought is unspecified, but a representative of CMS previously took the position that the amount of purchase price in dispute is $1,068,000. RFM has filed an answer denying liability and making a claim for its litigation expenses against CMS and certain of its shareholders pursuant to the acquisition agreement.

We may incur substantial expenses in defending against the foregoing claim, and it is not presently possible to accurately forecast its outcome. We do not believe, based on current knowledge, that the foregoing legal proceeding or claim is likely to have a material adverse effect on our financial position, results of operations, or cash flows. Furthermore, RFM intends to defend this case vigorously.

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

ITEM 6.	EXHIBITS

(a)	Exhibits. We hereby incorporate by reference all exhibits filed in connection with Form 10-K for the year ended August 31, 2007.

(b)	Exhibits included:

Exhibit	Description
10.1	First Amendment dated May 30, 2008 to Amended and Restated Credit and Security Agreement between Registrant and Wells Fargo Bank, National Association dated August 29, 2007.

31.1	Certificate Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 for CEO.

31.2	Certificate Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 for CFO.

32.1	Certificate Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 for CEO.

32.2	Certificate Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 for CFO.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RF MONOLITHICS, INC.

Dated: July 14, 2008	By:	/s/ David M. Kirk
David M. Kirk
CEO, President and Director

Dated: July 14, 2008	By:	/s/ Harley E Barnes III
Harley E Barnes III
CFO

INDEX TO EXHIBITS

Exhibit	Description
10.1	First Amendment dated May 30, 2008 to Amended and Restated Credit and Security Agreement between Registrant and Wells Fargo Bank, National Association dated August 29, 2007.(1)

31.1	Certificate Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 for CEO.(1)

31.2	Certificate Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 for CFO.(1)

32.1	Certificate Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 for CEO.(1)

32.2	Certificate Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 for CFO.(1)

(1)	Filed as an exhibit to this Form 10-Q.