Form 10-K
period 2008-08-31
RF MONOLITHICS INC /DE/
filed 2008-11-24
CIK 922204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

- OR -

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended August 31, 2008

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

The aggregate market value of our Common Stock held by nonaffiliates based on the last reported sale price on the NASDAQ Stock Market composite tape on February 29, 2008 (the last business day of the registrant’s most recently completed second fiscal quarter), was $44,471,685. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of our outstanding Common Stock have been excluded because such persons may be deemed to be affiliates.

Common Stock outstanding at October 31, 2008: 9,844,393 shares, par value $0.001.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, which will be filed with the Commission for our next annual meeting of stockholders, is incorporated by reference into Part III of this report.

RF MONOLITHICS, INC.

FORM 10-K

YEAR ENDED AUGUST 31, 2008

PART I.

ITEM 1.	BUSINESS

RF Monolithics, Inc., or RFM, was organized in 1979 as a Texas corporation and converted to a Delaware corporation in 1994. We design, develop, manufacture and market solutions-driven and technology-enabled wireless connectivity products for a broad range of wireless applications – from individual standard and custom components to modules for comprehensive industrial wireless sensor networks and machine-to-machine, or M2M, technology. We have two lines of business-Wireless Solutions and Wireless Components.

Our Wireless Solutions business includes Virtual Wire™ Short-range Radios, Radio Frequency Integrated Circuits, or RFIC’s, and wireless module products. The products are various types of radios and the networks that manage and use these radios. Our goal is to provide customers with a wide variety of alternative products for their wireless network applications. Our product offerings include miniature radios that are very short range and ultra low power. We also market standard and custom OEM radio modules as well as packaged radio and network gateway products that have longer range and increased data rates.

Our Wireless Components business includes filters, frequency control modules and low-power components. Our goal is to provide simple, cost effective solutions that fit our customers’ specialty applications.

We focus our component and radio product development in the frequency range of 50 megahertz, or MHz, to 5.8 gigahertz, or GHz. We market our line of more than 500 radios, radio modules, resonators, filters, clocks and oscillators to distributors, electronic manufacturing service companies and original equipment manufacturers, or OEMs, world-wide. Our customers include Acal plc, Avnet/Memec Inc., Celestica Inc., Delphi Corporation, FAAC Electronics Limited, Flextronics International, GE, BSC Cardiac Pacemakers, Inc., Holy Stone Enterprises, Pason Systems, Inc. and ZTE Corporation.

*	Certain names or marks mentioned herein may be claimed as the property of others.

Advantages of Our Solutions

Our knowledge of various low-power radio technologies, microprocessors, link and MESH protocols, antennas, and certification requirements help us meet specific customer requirements in the evolving Wireless Solutions marketplace. Our acquisition of Cirronet, Inc. in fiscal year 2007 increased our offerings of radio systems, radio frequency, or RF, designs, protocols, gateway technology, and product packaging. In particular, we have expertise in products utilizing leading industry technology including Zigbee™, 802.15.4, Bluetooth™, and WiFi.

The core technology we utilize for our Wireless Components business is surface acoustic wave, or SAW, technology. We believe that our SAW-based products, coupled with our RF design and manufacturing expertise, offer potential customers certain fundamental advantages over alternative technologies.

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

Markets and Applications

We focus on specific market opportunities where our Wireless Solutions and Wireless Components technologies address application requirements. Our products are primarily incorporated into application designs in five markets – industrial, automotive, consumer, medical and telecommunications.

Industrial

The industrial market includes applications such as automated meter reading, or AMR, monitoring including oil and gas applications, process control, security systems, active RF identification, or RFID, tags, bar code reading devices, and custom data link equipment. For years, we have been a leader in providing energy-efficient Virtual Wire™ Short-range Radio products for the AMR market. We believe that the industrial market for wireless module products has enormous growth potential. In published reports (Harbor Research, 2006), it was estimated that the total market for wireless personal network devices (WPAN) in the industrial segment would grow from approximately $25 million in 2007 to approximately $800 million by 2011. The same study estimated the total market for all WPAN devices will reach $1.8 billion by 2011. Our Wireless Solutions Group is committed to developing a lead position in device networking and asset management markets.

Our strategy emphasizes solutions over specific technologies. It is our belief that the diversity of applications and application requirements and the market’s immaturity make it very uncertain which, if any, of the technologies will establish itself as the industry standard. To contend with this, our plan is to offer the market a broad range of device networking technologies and the expertise to apply them to specific applications. As the market matures and some technologies dominate others, we will adjust our product offerings to match the market’s needs. While there are many opportunities for device networking, our Wireless Solutions radio modules and Virtual Wire™ Short-range Radio products are focused primarily, though not exclusively, on industrial applications. We have entered into contracts for custom networks and complex systems with several customers. We also sell low-power components and filters into this market, primarily for security applications.

Automotive

The automotive industry utilizes SAW-based components in transmitter and receiver designs for remote keyless entry, tire pressure monitoring and satellite radio applications. Satellite radio currently has approximately 18 million subscribers and published reports predict that by 2010 there will be as many as 25 million subscribers. From a technological standpoint, the digital modulation used in satellite radio systems is more efficient than traditional analog AM or FM and achieves near CD quality audio.

Automotive electronic applications continue to grow with the ongoing drive toward smaller size, reduced cost and improved system performance. Our low-power components, Virtual Wire™ Short-range Radio products and filters, meet many of the requirements of this automotive market. This market is characterized by fierce competition due to commodity pricing by competitors.

Consumer

The consumer market for our products includes aftermarket satellite radio products. Although market acceptance has slowed for some of these due to current economic conditions, we believe that there is growth potential for other consumer products using our technology such as electronic gaming, electronic toys, home security, internet appliances, sports, garage doors, cable TV and a wide variety of other wireless applications. Low-power components, Virtual Wire™ Short-range Radio products, Wireless Solutions radio modules and filters may be designed into these and many other consumer applications.

Medical

Emerging standards such as Medical Implant Communications Systems, or MICS, and Wireless Medical Telemetry Systems, or WMTS, have created opportunities for wireless applications in the medical marketplace. These standards are for wireless communication devices outside the body as well as implanted. Our Virtual Wire™ Short-range Radio and Wireless Solutions radio module products are well suited for these applications. Low power consumption and high reliability are critical for device-implanted applications such as insulin pumps, pacemakers and defibrillators. We were recently presented with an opportunity to design in an additional implanted application. Radio module products are used in medical telemetry applications including real-time wireless EKG monitors, where high transmission reliability and data rate are essential. Our products are only used in data acquisition mode and not in a life-critical function of the device.

Telecommunications

We believe that a number of dynamics within the telecommunication and wireless communications market are opening new applications for SAW technology. The deployment of digital cellular telephone standards, such as Global System for Mobile Communications, or GSM, Code Division Multiple Access, or CDMA, Enhanced Digital Global Evolution, or EDGE, Wideband Code Division Multiple Access, or WCDMA, and Time Division Synchronous Code Division Multiple Access, or TD-SCDMA, has been initiated worldwide and in particular in China. All of these digital cellular telephone standards entail digital modulation, which requires SAW filters that minimize distortion and conform to international cellular telephone standards. RFM’s focus is in providing intermediate filters for the base station infrastructures of this growing market.

Other markets, such as wireless internet access (for example, WiFi) and emerging broadband multimedia (for example, WiMax), will continue to use SAW-based filter and frequency control products. We believe that as broadband wireless communication systems demand more performance to support internet requirements, bandwidth will become the key element that allows information to flow efficiently. This will create a requirement to minimize systems noise present in broadband wireless communication and provide clean timing to maximize throughput around the system’s backbone, which can be met with our filter and frequency control products.

Analog communications, internet infrastructure, high-end computer work station and military applications also create markets for SAW-based frequency control products. Timing integrity and elimination of system noise in circuits are critical for these applications.

Our Wireless Solutions Business

Cirronet Module Products

Our module business is focused on the embedded modules market. We believe the key to capturing this market will be the ability to provide a wide variety of products, protocol firmware and design services to select and deliver optimum solutions for a given customer’s application.

We offer and continue to develop and sell proprietary, custom and standard-based radio modules that address this market. Besides a variety of radio products, we use several communication protocol systems to manage point-to-point, point-to-multipoint or mesh wireless sensor networks. We also provide gateway and network bridge products to connect different network types. We now offer the broadest ranges of radios, modules and protocols in the industry. In the current year we have launched several products, including a Zigbee™ module and an industrial module using Dust Networks™ technology for demanding performance applications which was previously announced.

Virtual Wire™ Short-range Radio and RFIC Products

Our hybrid transmitter, receiver and transceiver modules are the primary products included in Virtual Wire™ Short-range Radio products. Our transceiver module, based on our patented Amplifier Sequenced Hybrid, or ASH, technology, offers two-way data communication in a single small module, with performance identical to the separate transmitter and receiver modules, at a lower total cost. Inside the Virtual Wire™ product is a custom RFIC. All of these products feature small size, very low power consumption, and excellent RF performance, and provide the system designer flexibility and fast time-to-market for emerging applications. The ASH receiver’s architecture provides exceptional performance with extremely low harmonic radiation and exceptional resistance to electromagnetic interference, which have resulted in our customer products receiving international standards certification.

The Virtual Wire™ Short-range Radio product offerings also include complete transceiver design and development kits that provide system designers having minimal RF experience the ability to incorporate wireless data transfer into their designs easily. We also provide software protocols for key applications. The markets for Virtual Wire™ Short-range Radio products include remote bar code data entry, AMR, point of sale terminals, medical monitoring systems, home automation, consumer sports, data link equipment and wireless thermostats.

We have introduced several varieties of RFICs to complement the Virtual Wire™ product family for our customers, including the recently announced TRC103 and TRC104 products. We are working with several chip manufacturers to gain access to and in some cases jointly develop additional products. These chips include transmitter, receiver and transceiver versions to assist customers and provide additional radio alternatives in building their own circuits.

Our Wireless Components Business

Filters

We pioneered the development of several SAW technologies related to the implementation of high performance band-pass filters having low insertion loss. Our filter products are primarily intended for satellite radio, Global Positioning Systems, or GPS, and various telecommunications applications such as TD-SCDMA, Personal Handy-phone System, or PHS, and WiMax. Our products are well suited for satellite radio and the base station infrastructure of these applications. We have focused on intermediate frequency SAW filters based on new SAW structures that provide the best performance. However, we also offer a variety of RF filters.

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

Our high-frequency clock modules are used in high-bandwidth, high-performance computer systems. Our “Diff Sine” clocks allow network applications to realize improved performance by providing a highly stable frequency source, which results in very low timing variations from one cycle to the next (commonly referred to as “jitter”) and good symmetry across each cycle. We produce commercial fixed-frequency and voltage-controlled SAW oscillators. These products are supplied in surface mount or leaded metal packages and are used in applications such as microwave radios, and precision instrumentation. We have a line of oscillators that uses our patented technology to serve the Optical Dense Wave Division market. These products are targeted for customers that offer optical network products, including high-speed routers and the OC768 backbone system.

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

Manufacturing

We continue to have contractual relationships with a manufacturer in Taiwan and China (Tai-Saw Technology Co., Ltd.), a manufacturer in the Philippines (Infiniti Solutions (Phil.) Inc.) and a manufacturer in Japan (Morioka Seiko Instruments Inc., a subsidiary of Seiko Instruments, Inc.). Each of these organizations offers a variety of packaging capabilities, including hermetic packaging, which are essential to the manufacture of SAW devices. Each one also possesses an understanding of the unique aspects of SAW component assembly and testing. Module products can also be built by these manufacturers.

Our Cirronet subsidiary located in Duluth, Georgia uses three domestic contractors to manufacture very low to medium volumes of a variety of printed circuit board assemblies, wireless modules and complete radios. All three of these contract manufacturers are ISO 9001 certified and employ highly skilled personnel, and industry standard equipment to manufacture our products. We also have established relationships with two offshore contract manufacturers, one located in Taiwan (Gigatek) and one located in mainland China (ATX), to manufacture high volumes of wireless modules and radios. Both ATX and Gigatek are ISO 9001 certified. Both have similar manufacturing equipment and highly skilled personnel. In all cases, redundant manufacturing capability exists among these sources. Additionally, we are utilizing one of our existing contract manufacturers in the Philippines (ISPL) to manufacture Cirronet standard radio products and custom wireless modules.

Our offshore manufacturing arrangements have created additional logistical complexities. However, we are working to reduce these complexities, and have developed the capability to ship directly to our customers from offshore locations and from contract logistics firms to reduce our lead times. We believe that we offer competitive lead times to our customers.

Cirronet also maintains a small assembly operation in-house in Duluth to handle low volume, quick-turn orders, product upgrades and repairs requested by customers, and support new product development. This facility is ISO 9001 certified.

In fiscal year 2008, we completed the phasing out of our manufacturing operations in Dallas, Texas, which included quartz wafer/die fabrication for our component products and Virtual Wire™ radios, as well as frequency control modules and our pilot assembly line. This was a result of our strategy to move to a fabless business model in which we rely completely on outside contractors to manufacture our products. Our years of favorable experience with the existing group of contractors indicate that we should be able to satisfy our manufacturing requirements. We believe our processes for managing these contractors, including managing the logistics associated therewith, are adequate to satisfy our customers’ supply requirements. We have an agreement with each of these contractors that requires a lengthy notice period before it can terminate the agreement, which is designed to protect us during any transition in manufacturing capability to new contractors. The manufacturing processes of our products are highly complex, precise and sensitive to a wide variety of factors. This is especially true for our wireless components. For these products, manufacturing success depends upon a low level of contaminants in the manufacturing environment, and consistency in the materials used and the performance of manufacturing personnel and production equipment. Each of the devices manufactured on our behalf is subject to contamination until it is enclosed or sealed within its final package. Therefore, for our wireless component products, all operations, prior to enclosure, are performed in controlled clean-room environments.

The manufacturing processes for our Cirronet brand wireless modules and radio products, while demanding, are less critical than the processes used for our Wireless Components products. The key manufacturing process involves a printed circuit assembly using Surface Mount Technology and equipment. Industry-accepted design and assembly techniques are used to minimize manufacturing risks. Testing, to help ensure product quality, is enhanced because we supply test sets, procedures and Company- developed software to our contract manufacturers to enable them to test the products prior to delivery.

In the past, we have occasionally experienced temporary product shipment delays and lower-than-expected production yields. Similar events could occur in the future. Certain acts of God or events of a political nature could also temporarily delay product shipment. We occasionally have experienced sudden increases in demand, which challenged our manufacturing facilities (prior to our outsourced manufacturing paradigm) and/or our contract manufacturers. Outsourced capacity currently exists to meet any reasonably anticipated short-term spike in orders. We will continue to be aggressive in securing increased manufacturing capacity through offshore manufacturing alliances. We will increasingly rely on our contract manufacturers to stock necessary raw materials and wafer materials. The longer order fulfillment pipeline to our offshore contractors has resulted in the need to increase finished goods inventories to assure that we are able to meet the lead times required by our customers. In spite of our efforts, we may occasionally experience temporary shipping delays. Additionally, we maintain inventory at various international and domestic locations to address these and other risks.

Source of Components

While we use standard components whenever possible, some components used in the SAW devices and modules are made to our specifications by specialized manufacturers. Certain other components used in our Wireless Solutions products are single sourced. For example, our contractors purchase several RF integrated circuits from Maxim Integrated Products and ceramic arrays from Kyocera America, Inc. We have experienced delays and quality control problems with certain of our single-source suppliers in the past. Although we are attempting to obtain second-source suppliers, we may continue to be somewhat dependent upon single-source suppliers for the foreseeable future.

Quality

Our customers demand an ever-increasing level of quality in our products. We, as well as all of our offshore contractors, have achieved ISO 9001 certification. Also, our Philippine, Taiwan and China based wireless component manufacturing contractors are certified to the TS16949 international quality standard. We have completed our transition to a fabless business model. We now rely on our manufacturing contractors, whom we monitor, for their quality certifications. We expend considerable effort to continually improve the efficiency and effectiveness of our contractor based operations, while continuing to ensure that the features and benefits of our products meet or exceed customer expectations for performance and reliability.

Sales and Marketing

We primarily distribute our products in the United States through manufacturers’ representatives and distributors managed by our area sales management team (internal sales force).

We have three global distributors – Nu Horizons, Digi-Key and Mouser Electronics – and one distributor for North and South America – AvNet Inc.

Sales in European, Asian, other foreign, U.S. and North American markets were:

	2008	2007	2006
	Sales	Sales	Sales
International sales:
Europe	$7,698	$8,085	$8,326
Asia	19,034	13,802	19,457
Other	1,763	2,019	2,159

Total International Sales	28,495	23,906	29,942
U.S. and Other North America	26,166	31,273	24,220

Total Sales from continuing operations	$54,661	$55,179	$54,162

International sales are handled on a nonexclusive basis through manufacturers’ representatives, manufacturers’ representatives acting as distributors and via direct sales. The changes in sales to Asia (increase in 2008 and decrease in 2007 from 2006) primarily relate to changes that occurred in the satellite radio market – see the section below entitled Management Discussion and Analysis- sales trends for filter products. The increase in sales to U.S. and other North American customers that occurred in 2007 was primarily related to the Cirronet acquisition and the decrease in sales in these markets in 2008 relate to the general economic downturn.

Competition

Wireless Solutions

The markets for our Virtual WireTM and RFIC products are very competitive and are characterized by price erosion, rapid technological change and product obsolescence. With these products, we compete with very large, vertically integrated, international companies, including Texas Instruments, Analog Devices, Infineon, and Maxim along with a larger community of niche suppliers including Nordic, Melexis, and Micrel. The large competitors have substantially greater financial, technical, sales, marketing, distribution and other resources, as well as broader product lines, than we do. Our competitors often have greater financial resources, broader product lines, and may also be able to engage in sustained price reductions in our markets to gain market share.

The wireless sensor network market and the market for radio modules used therein is much less mature and is therefore highly fragmented among a large number of competitors, very few of whom are as large as we are. The relatively early stage market for wireless sensor networks is experiencing rapid technological change and without the degree of price erosion experienced in our component business. Some of the more noteworthy competitors include Dust, Sensicast, Crossbow, and Digi International with its recent acquisition of Maxstream. Of these competitors addressing this market, we believe that we possess the most comprehensive line of products.

Wireless Components

The markets for our Wireless Components products are mature, intensely competitive, and characterized by price erosion, rapid technological change and product obsolescence. In most of the markets for our wireless components products, we compete with very large, vertically integrated, international companies, including AVX, EPCOS/TDK Electronic Parts and Components, Murata Manufacturing Co., and Triquint Semiconductor Inc. These competitors have substantially greater financial, technical, sales, marketing, distribution and other resources, as well as broader product lines, than we do. As a result, these competitors may be able to engage in sustained price reductions in our markets to gain market share.

We expect intensified competition, both from existing competitors, as well as from a number of companies that currently use SAW expertise largely for internal requirements. We are currently experiencing increased competition from companies that offer alternative solutions such as multi-purpose integrated circuits and phase locked loop technology, which combines a semiconductor with a traditional crystal. Additionally, competitors may copy or closely follow the design and features of our products, which would cause additional pressure on selling prices and which could adversely affect our market share.

General

We believe that our ability to compete in our target markets depends on factors within and beyond our control. These factors include: (a) the timing and success of new product introductions by us and our competitors; (b) our ability to support decreases in selling prices through reductions in manufacturing costs; (c) the pace at which our customers incorporate our products into their end products; and (d) other factors listed under the section below entitled Risk Factors.

Research and Development

Our research and development efforts are primarily aimed at creating new embedded modules and short range radios, as well as proprietary and innovative SAW device structures that uniquely address market needs. Our recent development efforts are primarily aimed at supporting the Wireless Solutions business and include the development of proprietary software in the form of embedded “firmware” used to control wireless communications modules and user interface programs used for wireless network diagnostic or system management purposes.

While we cultivate internal expertise in software development, it is sometimes preferable to license software from commercial developers in order to reduce costs and to decrease time-to-market. This is particularly true for the special embedded programs that define the protocols used to organize wireless networks. We have initiated software development agreements with external contractors to provide network protocol “firmware” for our wireless modules as well as software that interfaces with standard-based protocols. Similarly, we may license radio technology developed by RF integrated circuit providers in order to accelerate product development schedules and expand the technical capabilities of our products. To this end, we have entered negotiations for product licensing agreements with several RF integrated circuit suppliers.

As an example of our research and development efforts, we have two customers currently using existing custom wireless systems. One system was designed and developed for monitoring and controlling energy usage at a large installation. The other was designed and developed for monitoring and controlling critical temperatures for sensitive materials. Both required extensive effort to develop and deploy a particular type of radio network that was specifically suited for the application and required the integration of various sensors into the network. The systems also required the development of specific software and firmware in order to facilitate the radio/sensor network’s function and to enable the network to relay the information in a timely fashion to the customer for monitoring or taking corrective action.

We employ a number of highly qualified individuals in engineering and product and process development, including scientists, design engineers and technicians. Our Cirronet location has a complete embedded module team of both hardware and firmware engineers. Our Dallas radio development team has developed patented technology that has been the core of our Virtual Wire™ Short-range Radio product offerings. World-class filter design capabilities are provided by our team of filter design employees and consultants located in Dallas, Texas and Moscow, Russia. Their state-of-the-art filter designs are transformed into highly manufacturable product configurations by collaboration between our Asian manufacturing contractors and our staff in Dallas, Texas.

Our research and development teams are responsible for new products and new processes from inception to the commencement of volume manufacturing. We believe that the efforts of these individuals help to ensure that our products provide an optimum system solution for the customer, while remaining subject to manufacture while ensuring high quality and a competitive price.

From time to time, we have entered into agreements with customers to deliver custom-designed components for their end product. In addition, we have participated in government-sponsored research and development programs. We record revenues derived from engineering design services as technology development sales, and the associated costs are included in cost of sales. We consider the development of new products essential to maintaining and increasing sales.

Proprietary Rights

Many standard and proprietary Wireless Solutions network protocols and related implementation software programs exist, each with unique strengths and features. For our modules, we use internally developed protocols and implementation software, and license externally developed protocols and software. Since we cannot be fully knowledgeable at all times about what others are developing and supplying in this technology area, nor can others be with regard to us, a risk exists that one or more major software suppliers may assert intellectual property claims against us that could affect the sales of our modules.

We rely on a combination of patents, copyrights and nondisclosure agreements to establish and protect our proprietary rights. We have received 56 patents for various inventions that include SAW devices, innovative RF circuits that employ SAW devices and, most recently, wireless system applications and network protocols. We have applied for an additional 6 patents. Our policy is to file patent applications to protect technology, inventions and improvements that are important to our business.

We believe that our patents provide us competitive advantages. Reliance upon proprietary or patented technology is subject to a number of risks, however. Patents may not be issued from any of the pending applications. In addition, claims that are allowed from existing or pending patents may not be sufficiently broad to protect our technology. While we intend to protect our intellectual property rights vigorously, patents may be challenged, invalidated or circumvented, including circumvention by violation.

We also seek to protect our trade secrets and proprietary technology through confidentiality agreements with employees, consultants and other parties. However, these agreements could be breached and we may not have, or be able to secure, adequate remedies. Further, our trade secrets could otherwise become known to, or independently developed by others. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States.

The electronics industry is characterized by uncertainty and conflicting intellectual property claims that represent a risk to us. Others may allege that our products infringe their patents and/or intellectual property rights. In the event of such alleged infringement, we may be unable to secure a license to the technology in question on commercially reasonable terms. Litigation could ensue and the outcome of such litigation might be adverse to us. The cost of defending ourselves from such litigation could have a material adverse effect on our business, regardless of its outcome.

Regulations

We are subject to a variety of international, federal, state and local laws and regulations related to the use, storage, emission, treatment, disposal, transportation and exposure to certain toxic, volatile and other hazardous chemicals used in our manufacturing process. We make a concerted attempt to abide by these laws and regulations as demonstrated by our certification under ISO 14001 environmental system standards as well as our compliance with the European Union’s, or EU’s, Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment, or RoHS. We also comply with the EU’s Waste Electrical and Electronic Equipment, or WEEE, regulation and a new regulation named Registration, Evaluation, Authorization and Restoration of Chemicals, or REACH. The failure to comply with present or future regulations could result in fines, suspension of production or a cessation of operations. Such regulations could also require us to acquire costly equipment, to make changes to our designs, or to incur other substantial expenses to comply with environmental regulations. Any past or future failure by us to control the use of, or to restrict adequately the discharge of, hazardous substances could subject us to future liabilities. Any of these situations could have a material adverse effect on our business, operating results and financial condition. Our risk in this area has been significantly reduced now that we operate on an outsourced, or fabless, basis and we have ceased manufacturing in our Dallas facility.

Personnel

As of August 31, 2008, we had a total of 124 employees and full-time consultants. Most of our personnel work at our headquarters in Dallas, Texas and our facility in Duluth, Georgia. We have one person at each of our U.S. sales offices, which are located in Georgia, Maryland, Minnesota and Oregon. We have two sales support individuals in each of Europe and Asia. This year’s census is lower than our prior year’s census of 175 people, due to our restructuring effort to convert to a fabless business model and the discontinuation of our Aleier software and services business. For a further discussion of our restructuring efforts, see Item 7 below.

Our future success depends to a significant degree upon the continued service of our key technical and senior management personnel and our continuing ability to attract and retain highly qualified technical and managerial personnel. Competition for such qualified individuals can be intense. We may not be able to retain or continue to attract key managerial and technical personnel. Failure to retain or continue to attract key managerial and technical personnel could have a material adverse effect on our business, operating results and financial condition. None of our employees are represented by a labor union. We have not experienced any work stoppages and we consider our relations with our employees to be good. The availability of offshore production tends to mitigate the impact of skilled labor shortages in our domestic locations.

Potential Fluctuations in Results of Operations and Order Trends

Our quarterly and annual results have been and will continue to be affected by a wide variety of factors that could have a material adverse effect on our sales and results of operations. These factors include but are not limited to: (a) the level of orders that are received and that can be shipped in a quarter; (b) the rescheduling or cancellation of orders by our customers; (c) competitive pressures on selling prices; (d) changes in product or customer mix; (e) the loss of a strategic manufacturing, distribution, marketing, technological, financial, or customer relationship; (f) the ability to introduce market-accepted new products on a timely and cost-effective basis; (g) new product introductions by our competitors; (h) market acceptance of both our (when we sell an end product) and our customers’ products (when our products are components of our customers’ end products); and (i) other factors listed under the section below entitled Risk Factors.

Historically, the electronics industry has experienced sudden and unexpected economic downturns. Our results of operations are subject to such downturns. In addition, our operating expenses are largely fixed and difficult to reduce in the short run should sales not meet our expectations. This magnifies the adverse effect of any such sales shortfall. Period-to-period comparisons of our historical financial results should not be relied upon as a guarantee of future performance.

Backlog

Our backlog at August 31, 2008 was $9.0 million as compared to $17.5 million as of August 31, 2007. The decrease is because the last quarter of the prior year included an unusually large amount of orders for the first quarter sales of the current year. Also, the prior year had $1.3 million backlog for Aleier, which is now a discontinued operation. The current year-end backlog also reflects current sluggish economic conditions resulting in reduced orders from our customers.

Our backlog includes all purchase orders scheduled for delivery within the subsequent 12 months. Many customers still require us to respond on increasingly shorter lead times when their demand materializes. Our backlog, although useful for scheduling production, should not be used as a measure of future sales. All orders in backlog are subject to cancellation or change in delivery schedule, and such cancellation of delivery or change is without penalty provided the customer provides us notice more than 30 days before shipment.

ITEM 1A.	RISK FACTORS

You should consider the following risk factors in evaluating RFM and its business. Any of the following risks, as well as other risks and uncertainties, could have a material adverse effect on our business and financial results and cause the value of our securities to decline. The risks below are not the only ones facing RFM. Additional risks not currently known to us or that we currently deem immaterial also may impair our business.

Recent Trends and Market Conditions - Automotive

The automotive market, which comprised more than 20% of the Company’s Sales in Fiscal 2008, continues to experience unfavorable developments, particularly in North America and Europe.

In the U.S., and most recently Europe, overall negative economic conditions, including the deterioration of global financial markets, downturns in the real estate and mortgage markets, energy and food inflation, and a weakening job market, have led to slowed economic growth. Such conditions have negatively impacted consumer confidence, resulting in delayed purchases of durable consumer goods (such as automobiles). There has been a dramatic shift in the North American market away from sport utility vehicles, light trucks and heavy-duty pickup trucks to more fuel-efficient passenger cars.

This shift has contributed to a steady decline in the market share of domestic auto manufacturers for vehicle sales in North America. Declining market share, inherent legacy issues and the impact of declining consumer confidence have led to recent, unprecedented production cuts and permanent capacity reductions. During the first nine months of calendar 2008, production levels of General Motors Corporation, Ford Motor Company and Chrysler LLC collectively declined approximately 19% compared to the same period in 2007.

In order to address market share declines, reduced production levels, negative industry trends such as change in mix of vehicles, general macroeconomic conditions and other structural issues specific to their companies (such as significant overcapacity and pension and healthcare costs) some of our customers continue to implement or may implement various forms of restructuring initiatives (including, in certain cases, reorganization under bankruptcy laws). These restructuring actions have had and may continue to have a significant impact throughout the automotive market. Should one or more of the automakers file for bankruptcy, this could have a material adverse impact on the demand for our products, and therefore, a material adverse effect on our business, financial condition and results of operations.

Sales Risks

Decline of Demand for Our Products Due to Downturn of Related Industries

We may experience substantial period-to-period fluctuations in operating results due to factors affecting the industrial, automotive, consumer, government, medical and telecommunications industries. From time-to-time, each of these industries has experienced downturns, often in connection with, or in anticipation of, declines in general economic conditions. We believe we are currently in a period of reduced demand due to a decline in the economic conditions of several of our end markets, including the automotive, consumer and telecommunications markets. A decline or significant shortfall in growth in any one of these industries or a technology shift could have a material adverse impact on the demand for our products, and therefore, a material adverse effect on our business, financial condition and results of operations. There can be no assurance that our net sales and results of operations will not be materially and adversely affected in the future due to changes in demand from individual customers or cyclical changes in the industries utilizing our products. Our revenues are produced throughout the world, causing us to be subject to a variety of regional economic conditions, which are outside our control.

Competition

We do business in markets that are intensely competitive, manifesting generally declining average selling prices. We compete with companies that offer or are in the process of developing similar types of products and services to ours. Most of our significant competitors are much larger and better financed than we are. These competitors could execute sales strategies and tactics that could take materially diminish our revenues, causing a material adverse impact on not only our sales but also our gross margins. There can be no assurance that our products will be competitive with existing or future products, or that we will be able to establish or maintain a profitable cost structure and sales price environment for our products.

We expect to face competition from existing competitors and new and emerging companies that may enter our current or future markets with similar or alternative products, which may be less costly, or provide additional features, or both. We also face a competitive threat from current and prospective customers that evaluate purchasing our products versus the merits of manufacturing products internally. Competition may arise due to the development of cooperative relationships among our current and potential competitors or third parties to increase the ability of their products to address the needs of our prospective customers. Accordingly, it is possible that new competitors or alliances among competitors will emerge and rapidly acquire significant market share.

We expect our competitors will continue to improve the performance of their current products, reduce their prices and introduce new products that may offer greater performance and improved pricing, any of which could cause a decline in sales or loss of market acceptance of our products. In addition, our competitors may develop enhancements to their existing products, or future generations of competitive products that may render our technology or products obsolete or uncompetitive.

Cyclical Nature of Our Industry

Our industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving standards, short product life cycles and wide fluctuations in product supply and demand. The industry has experienced significant downturns, sometimes connected with, or in anticipation of, maturing product life cycles or declines in general economic conditions. These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. We believe we are in such a period of declining general economic conditions. Any future downturns could have a material adverse effect on our business and operating results. Furthermore, any upturn in these industries could result in increased demand for, and possible shortages of, components we provide. Such shortages could have a material adverse effect on our business and operating results.

Credit Risks and Dependence on Major Customers

We grant credit to customers in a variety of commercial industries. Credit is extended based on an evaluation of the customer’s financial condition and collateral is not required. Our inability to collect receivables from a large customer could have a material adverse effect on our business, financial condition, and results of operations.

Only one customer, Delphi Corporation, which is operating in Chapter 11 bankruptcy, accounted for more than 10% of sales in our current year. Should Delphi Corporation fail to reorganize and exit bankruptcy successfully and be forced into liquidation, we could suffer a significant adverse impact on our operations.

Our strategy is to seek diversification in our sales. We believe we have achieved a significant level of diversification in our customers, markets, products and geographic areas. However, due to the very competitive nature of the markets we serve, we may fail to consistently achieve such diversification.

Reliance on OEMs

To date, a substantial portion of our product sales has been to OEMs. The product and marketing decisions made by OEMs significantly affect the rate at which our products are used. We believe that some OEMs in certain industries receive a large portion of their revenues from sales of existing products to their current customer base, which we believe has moderated the rate at which they incorporate new products or technologies into their offerings. Furthermore, OEMs that manufacture and promote products and technologies that compete, or may compete, with us may be particularly reluctant to employ our products and technologies to any significant extent, if at all. We may not be able to maintain or improve the current rate at which our products are accepted by OEMs and others, which could decrease our revenues.

International Sales

We consider all product sales with a delivery destination outside North America to be an international sale. International sales are denominated primarily in U.S. currency, although some European customers require that we sell in Euros. We have not entered into any hedging activities to mitigate the exchange risk associated with sales in foreign currency. We intend to continue our focus on international sales. We anticipate that international sales will continue to represent a significant portion of our business. However, international sales are subject to fluctuations as a result of local or regional economic conditions and competition. Therefore, we cannot predict whether we will be able to continue to derive similar levels of our business from international sales.

International sales may be subject to certain risks, including changes in regulatory requirements, tariffs and other barriers, timing and availability of export licenses, political and economic instability, difficulties in accounts receivable collections, natural disasters, difficulties in staffing and managing foreign subsidiary and branch operations, difficulties in managing distributors, difficulties in obtaining governmental approvals, foreign currency exchange fluctuations, the burden of complying with a wide variety of complex foreign laws and treaties, potentially adverse tax consequences and uncertainties relative to regional, political and economic circumstances. Moreover, and as a result of the ability to manage changes in currency exchange rates and other factors, our competitors may have the ability to manufacture competitive products at a cost lower than ours.

Product Returns and Order Cancellation

To the extent we have products manufactured in anticipation of future demand that does not materialize, or in the event a customer cancels an outstanding order after it has been placed in production, we could experience an unanticipated increase in our inventory. In addition, while we may not be contractually obligated to accept returned products, and have typically not done so in the past, we may determine that it is in our best interest to accept returns in order to maintain good relations with our customers. Product returns would increase our inventory and reduce our revenues. We have had to write-down inventory in the past for reasons such as obsolescence, excess quantities and declines in market value below our costs.

We have no long-term volume commitments from our customers that are not subject to cancellation by the customer. Sales of our products are made through individual purchase orders and, in certain cases, are made under master agreements governing the terms and conditions of the relationships. Customers may change, cancel or delay orders with limited or no penalties. We have experienced cancellations of orders and fluctuations in order levels from period-to-period and we expect to continue to experience similar cancellations and fluctuations in the future that could result in material adverse fluctuations in our revenues.

Strategic Risks

Uncertainty of Market Acceptance or Profitability of New Products

We have a large amount of continuing sales of older products that tend to decline in popularity and average selling price over time. Only by developing new products can we replace sales of declining products and partially offset the impact of lower average selling prices. Our future success depends on our ability to develop new products to keep up with technological advances and to meet customer needs. Any failure by us to anticipate or respond adequately to technological developments and customer requirements, or any significant delays in product development, could have a material adverse effect on our financial condition and results of operations. Additionally, we could incur additional operating costs with the introduction of new products.

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

Product Development and Technological Change

Our industry is characterized by rapid technological change and is highly competitive with respect to timely product innovation. Our products are subject to obsolescence or price erosion because competitors are continuously introducing technologies with the same or similar capability as our technology. We are vulnerable to competitors that have greater resources to develop products that might prove to be technologically superior to ours. If customers perceive that competing products are superior to ours, they may shift their purchases to them.

Management of Growth, Diversification and Transition to Value Added Products

Successful expansion or diversification of our operations will depend on our ability to obtain new customers, to attract and retain skilled management and other personnel, to secure and successfully manage adequate sources of supply on commercially reasonable terms and to successfully manage new product introductions. To manage growth or diversification effectively, we will have to continue to implement and improve our operational, financial and management information systems, procedures and controls. As we expand or diversify, we may from time to time experience constraints that will adversely affect our ability to satisfy customer demand in a timely fashion. Failure to manage growth or diversification effectively could adversely affect our financial condition and results of operations.

The transition to Wireless Solutions products involves new technologies and markets that are not similar to our other businesses, requiring us to learn and master new markets, competitors, and products to be successful. Our historical base business, predominantly centered in our Wireless Components group, appears to be declining. Only by successfully developing and introducing value added products and services to our customers can we offset this impact.

Business Risks

Variability of Gross Margin

Gross margins of the Wireless Solutions business, including low-power radios, RFICs and modules, are materially higher than those of our components products. We face the continuing negative impact of declining average selling prices in our Wireless Components business as a result of competitive conditions in the markets we serve. We expect the trend of lower prices to continue. Therefore, our ongoing efforts to reduce manufacturing costs are an important factor in maintaining gross margins. A lower volume of units sold and produced has a negative impact because relatively material fixed manufacturing costs are spread over fewer units. Additionally, start-up costs for new products entering the volume manufacturing process reduces our profitability.

We expect that our net sales and gross margin may vary significantly based on these and other factors, including the mix of products sold, the channels through which our products are sold, changes in product selling prices and component costs, the level of manufacturing efficiencies achieved and pricing by competitors.

Our average sales prices for our wireless components have historically declined, and we anticipate that the average sales prices for these products will continue to decline, which will likely erode our gross profit margins. If we fail to achieve similar reductions in our cost of sales, any reduction in our gross profit margins resulting from reductions in average selling prices will likely have a material adverse effect on our business, financial condition and results of operation. There can be no assurance that we will be able to increase unit sales volumes, introduce and sell new products or reduce our cost per unit in sufficient amounts to increase or even maintain acceptable gross margins.

Liquidity

We believe that cash generated from operations, our cash balances and the amounts available under our existing credit facility will be sufficient to meet our cash requirements for the next twelve months. If for any reason these sources of funds are not sufficient to meet our requirements, we may be required to raise additional funds. We cannot guarantee that we would be able to obtain additional financing or, if available, that such financing would be available to us on acceptable terms. A lack of financing, or financing on unattractive terms could have a significantly adverse impact on our operations.

Stock Price Volatility

Existing stockholders may suffer with each adverse change in the market price of our common stock. The future market price of our common stock may be affected by a variety of factors. Most obviously, the price of our shares may suffer adversely if our future operating results are below the expectations of investors. The stock market in general, and the market for shares of technology companies in particular, experience extreme price fluctuations. The price volatility of our common stock is enhanced because of the relatively low volume of trading in our common stock. A significant price movement can be caused by the trading of a relatively small number of shares.

Key Personnel

Our performance depends substantially on the performance of our executive officers and key employees. Our future success will depend on our ability to attract, integrate, motivate and retain qualified technical, sales, operations and managerial personnel. Competition for qualified personnel in our business is intense, and we may not be able to continue to attract and retain qualified executive officers and key personnel necessary for our business to succeed. In addition, if we lose the services of any of our key personnel and are not able to find replacements in a timely manner, our business could be disrupted, which could contribute to other key personnel leaving, causing us to potentially incur increased operating expenses in identifying and compensating their replacements.

Operational Risks

Reliance on Limited Contract Manufacturers and Transition to a Fabless Business Model

For several years we have relied upon contract manufacturers to assemble the bulk of our products. In the current year we completely closed our Dallas manufacturing operations and adopted a “fabless” business model for virtually all of our products. This increased our reliance on outside contract manufacturers to the point that we rely almost exclusively on their ability to supply products to our customers.

If our contract manufacturers, following our guidance, are unable to respond promptly and timely to changes in customer demand, we may be unable to respond adequately to possible sudden increases in demand. Such a failure could result in lost revenues, or alternatively, in the case of customer order cancellations or decreases in demand, may give rise to the Company being liable for excess or obsolete inventory or cancellation charges resulting from contractual purchase commitments that we have with our contract manufacturers. We regularly provide rolling forecasts of our requirements to our contract manufacturers for planning purposes, pursuant to our agreements, a portion of which is binding upon us. Additionally, we are committed to accept delivery on the forecasted terms for a portion of the rolling forecast. Cancellations of orders or changes to the forecasts provided to any of our contract manufacturers may result in cancellation costs payable by us.

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

A substantial majority of our products are manufactured overseas in Taiwan, the Philippines and Japan. Due to such geographic concentration, a disruption of the manufacturing operations, resulting from sustained process abnormalities, human error, governmental intervention or natural disasters such as earthquakes, fires or floods could cause us to cease or limit our manufacturing contractors’ operations and consequently could harm our business, financial condition and results of operations.

Parts Shortages, Over-Supplies and Dependence on Suppliers

The electronics and components industry is characterized by periodic shortages or over-supplies of parts that have in the past, and may in the future, negatively affect our operations. We are dependent on a limited number of suppliers and contractors for packages and semiconductor devices used in our products, and we have no long-term supply contracts with any of them.

Due to the cyclical nature of these industries and competitive conditions, we, or our contract manufacturers, may experience difficulties in meeting our supply requirements in the future. Any inability to obtain adequate deliveries of parts, either due to our loss of a supplier or due to industry-wide shortages, could delay shipments of our products, increase our cost of goods sold and have a material adverse effect on our business, financial condition and results of operations. Some of the risk may be offset by inventory held domestically.

Timely implementation of improved manufacturing processes

We continually endeavor to reduce our costs, which involves working with our contractors in their facilities, to offset the impact of a reduction in our average selling prices. Our manufacturing processes are complex and involve procedures that are difficult to maintain if not carried out properly, which could result in incremental cost increases. While we continue to assist our contractors in cost reductions to the fullest extent possibly, but the primary responsibility for doing cost management resides with our contract manufacturers. If our contract manufacturers cannot reduce the cost of our products sufficiently, we could suffer serious erosion of our gross profit margins.

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

Legal Risks

Intellectual Property Rights

Our ability to compete effectively is dependent in part on our proprietary know-how, technology and patent rights. We have applied for additional patents in the Wireless Solutions business. There can be no assurance that our patent applications will be approved, that any issued patents will afford our products any competitive advantage or that any of our products will not be challenged or circumvented by third parties. Moreover, patents issued to others may adversely affect the sales, development or commercialization of our present or future products.

We could be involved in claims and litigation over intellectual property rights, which may adversely affect our ability to manufacture and sell our products. The electronics industry is characterized by vigorous protection and pursuit of intellectual property rights. We believe that it may be necessary to initiate litigation against one or more third parties to preserve our intellectual property rights. In addition, we have received, and may continue to receive in the future, notices that claim we have infringed upon, misappropriated or misused other parties’ proprietary rights, which claims could result in litigation. Such litigation would likely result in significant expense to us and divert the efforts of our technical and management personnel. In the event of an adverse outcome in such litigation, we could be required to: pay substantial damages, cease the manufacture, use and sale of certain products; expend significant resources to develop non-infringing technology; discontinue the use of certain processes, or obtain licenses to use the infringed technology. Such a license may not be available on commercially reasonable terms, if at all. Our failure to obtain a license on commercially reasonable terms could cause us to incur substantial costs and suspend manufacturing products using such technology. If we obtain a license, we would likely be required to make royalty payments for sales under the license. Such payments would increase our costs of revenues and reduce our gross profit.

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

Much of our administrative, sales, marketing and research and development activities are located in our Dallas, Texas facility, which is owned by us. This facility of 31,000 square feet, including the surrounding parking lots, is situated on 2.1 acres. Most of the activities related to our Cirronet subsidiary are located in a leased facility in Duluth, Georgia which has 19,000 square feet. This facility is leased through February 2011.

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

Our common stock (symbol RFMI) is quoted on the NASDAQ Stock Market. The following table sets forth the high and low sales prices of our common stock during each quarter of fiscal year 2008 and 2007 as furnished by NASDAQ. These prices reflect prices between dealers, without retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

	Price Range
	2008		2007
	High	Low	High	Low
Quarter Ended
November 30	$6.99	$5.15	$6.40	$4.87
February 29 and 28	6.35	5.31	5.31	4.10
May 31	5.24	2.00	5.33	4.04
August 31	2.25	0.97	5.66	4.57

We have not paid dividends on our common stock during the past two most recent fiscal years and presently intend to continue this policy in order to retain earnings for use in our business. Under the terms of our bank credit agreement, we are restricted from paying dividends in certain circumstances. The number of record holders of our common stock as of October 31, 2008 was approximately 200 (which number does not include the number of stockholders whose shares are held of record by a brokerage house or clearing agency, but rather includes such brokerage house or clearing agency as one record holder). The last sales price for our common stock, as reported by NASDAQ on October 31, 2008 was $.54. We have received notice from NASDAQ that, because our common stock has been trading at less than $1.00 per share, it is subject to delisting. We have until July 6, 2009 to correct such deficiency.

We have not repurchased any of our outstanding equity securities during the two-year period ending August 31, 2008.

Stock Performance Graph

The following graph shows the total stockholder return on an investment of $100 in cash made on August 31, 2003 for our common stock, the NASDAQ Stock Market (U.S.) and the NASDAQ Electronic Components Index. All values assume reinvestment of the full amount of all dividends and are calculated as of August 31 of each year:

Equity Compensation Plan Information

The following table summarizes our equity compensation plans as of the fiscal year ended August 31, 2008:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,490,672	$5.00	233,794
Equity compensation plans not approved by security holders**	462,083	$5.02	111,853

Total	1,952,755	$5.01	345,647

**	Our 1999 Equity Incentive Plan provides for non-statutory stock options, bonuses, or restricted stock and has not been approved by the stockholders. Neither our chief executive officer nor any of our other four most highly compensated executive officers are eligible to participate in this plan. Other officers are only eligible to receive awards that are an inducement essential to such individual entering into an employment agreement with us or any of our affiliates.

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended August 31,
	2008	2007	2006	2005	2004
Statement of Operations Data:
Total Sales	$54,661	$55,179	$54,162	$46,222	$48,506
Cost of sales (a)	34,099	37,677	38,814	33,020	33,168

Gross profit	$20,562	$17,502	$15,348	$13,202	$15,338
Gross profit margin %	37.6%	31.7%	28.3%	28.6%	31.6%
Research and development	$7,101	$8,155	$4,651	$4,381	$4,470
Sales and marketing	8,403	8,598	6,667	5,386	5,384
General and administrative	4,301	4,039	3,284	2,962	3,040
Restructuring and fixed asset impairment (a)	858	1,961	—	—	—
Impairment - goodwill and intangibles (b)	15,654	—	—	—	—

Total operating expenses (a) (b)	36,317	22,753	14,602	12,729	12,894

Income (loss) from operations	(15,755)	(5,251)	746	473	2,444
Other expense, net	(568)	(846)	(115)	(29)	(193)

Income (loss) before income taxes	(16,323)	(6,097)	631	444	2,251
Income tax expense (benefit)	(125)	(2)	50	(40)	14

Income (loss) from continuing operations	(16,198)	(6,095)	581	484	2,237
Loss from discontinued operations (c)	(4,691)	(931)	—	—	—

Net income (loss)	$(20,889)	$(7,026)	$581	$484	$2,237

Earnings (loss) per share:
Basic from continuing operations	$(1.68)	$(0.67)	$0.07	$0.06	$0.29
Basic from discontinued operations	(0.49)	(0.10)	—	—	—

Basic	$(2.17)	$(0.77)	$0.07	$0.06	$0.29

Diluted from continuing operations	$(1.68)	$(0.67)	$0.07	$0.06	$0.27
Diluted from discontinued operations	(0.49)	(0.10)	—	—	—

Diluted	$(2.17)	$(0.77)	$0.07	$0.06	$0.27

Weighted average common shares outstanding
Basic	9,627	9,066	8,014	7,861	7,597

Diluted	9,627	9,066	8,398	8,310	8,255

Balance Sheet Data (at August 31):
Cash and cash equivalents (d)	$1,254	$2,404	$5,847	$5,450	$2,715
Working capital (e)	10,485	7,771	17,568	16,548	14,805
Total assets (f)	26,366	47,663	30,400	27,839	26,773
Long-term debt (g)	8,193	5,233	—	—	—
Stockholders’ equity (h)	8,756	28,570	24,776	23,072	21,846

(a)	See Note 17 “Restructuring and Impairment” in Appendix A of this report for a discussion and analysis of the closure of Dallas manufacturing operations, reorganization of RFM and impairment of goodwill and other intangibles.

(b)	See Note 6 “Goodwill and Intangible Assets” in Appendix A of this report for amortization costs of our Cirronet business unit in fiscal years 2007 and 2008.

(c)	See Note 2 “Discontinued Operations” in Appendix A of this report for a discussion and analysis of our discontinued Aleier business unit.

(d)	The cash decrease in fiscal years 2007 and 2008 resulted from the use of cash investments from prior years for Cirronet and Aleier acquisitions in fiscal year 2007.

(e)	Working capital decreased in fiscal years 2007 and 2008 because current portion of debt was used to finance Cirronet and Aleier acquisitions in fiscal year 2007.

(f)	Assets increased in fiscal year 2007 because of Cirronet and Aleier acquisitions. Assets decreased in fiscal year 2008 because of impairments of acquisition goodwill and intangibles (see (a) above).

(g)	Increase in long-term debt in fiscal years 2007 and 2008 because of borrowings to finance the Cirronet and Aleier acquisitions in fiscal year 2007.

(h)	Decrease in stockholders’ equity in fiscal year 2008 because of restructuring and impairment in addition to discontinued operations (see (a) and (c) above).

Selected unaudited quarterly financial data is as follows (in thousands, except per-share amounts):

CONSOLIDATED QUARTERLY STATEMENTS OF OPERATIONS - UNAUDITED

YEARS ENDED AUGUST 31, 2008 AND 2007

	Fiscal 2008 Quarter Ended				Fiscal 2007 Quarter Ended
	Nov. 30	Feb. 29	May 31	Aug. 31	Nov. 30	Feb. 28	May 31	Aug. 31
Sales by product area:
Virtual Wire™ Radio products	$3,642	$3,773	$3,061	$2,799	$3,965	$2,736	$3,488	$2,938
Cirronet modules	3,330	2,754	2,457	3,154	2,869	2,959	2,756	3,524
Filters	5,880	3,895	4,830	4,141	4,440	3,705	4,381	5,122
Frequency control modules	651	506	951	796	1,686	619	535	621
Low-power components	2,264	2,803	1,480	1,494	2,526	1,900	2,086	2,323

Total Sales	15,767	13,731	12,779	12,384	15,486	11,919	13,246	14,528
Cost of sales	9,868	8,279	8,136	7,816	10,068	9,580	8,637	9,392

Gross profit	5,899	5,452	4,643	4,568	5,418	2,339	4,609	5,136
% of sales	37.4%	39.7%	36.3%	36.9%	35.0%	19.6%	34.8%	35.4%
Operating expenses:
Research and development	1,789	1,842	1,803	1,667	2,028	2,145	2,009	1,973
Sales and marketing	2,196	2,185	2,092	1,930	2,185	1,841	2,220	2,352
General and administrative	1,183	1,066	984	1,068	1,050	976	988	1,025
Restructuring & impairment	99	(44)	265	16,192	236	1,201	147	377

Total	5,267	5,049	5,144	20,857	5,499	6,163	5,364	5,727

Income (loss) from operations	632	403	(501)	(16,289)	(81)	(3,824)	(755)	(591)
Other expense, net	(65)	(169)	(160)	(174)	(153)	(175)	(199)	(319)

Income (loss) before income taxes	567	234	(661)	(16,463)	(234)	(3,999)	(954)	(910)
Income tax expense (benefit)	8	5	25	(163)	1	12	(6)	(9)

Income(loss)-continuing ops	559	229	(686)	(16,300)	(235)	(4,011)	(948)	(901)
Income(loss)-discontinued ops	(446)	(331)	(733)	(3,181)	(100)	22	(474)	(379)

Net income (loss)	$113	$(102)	$(1,419)	$(19,481)	$(335)	$(3,989)	$(1,422)	$(1,280)

Earnings (loss) per share:
Basic-continuing operations	$0.06	$0.02	$(0.07)	$(1.66)	$(0.03)	$(0.44)	$(0.10)	$(0.10)
Basic-discontinued operations	(0.05)	(0.03)	(0.08)	(0.33)	(0.01)	0.00	(0.05)	(0.04)

Basic	$0.01	$(0.01)	$(0.15)	$(1.99)	$(0.04)	$(0.44)	$(0.15)	$(0.14)

Diluted-continuing operations	$0.06	$0.02	$(0.07)	$(1.66)	$(0.03)	$(0.44)	$(0.10)	$(0.10)
Diluted-discontinued operations	(0.05)	(0.03)	(0.08)	(0.33)	(0.01)	0.00	(0.05)	(0.04)

Diluted	$0.01	$(0.01)	$(0.15)	$(1.99)	$(0.04)	$(0.44)	$(0.15)	$(0.14)

Weighted average common shares outstanding:
Basic	9,352	9,585	9,758	9,809	8,813	9,001	9,184	9,244

Diluted	10,356	10,386	9,758	9,809	8,813	9,921	9,184	9,244

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business

For a description of our business, products and markets, see the section in Part I entitled Business.

Executive Summary

The market place profiles in which our two business groups operate are materially distinct from one another. The Wireless Components business is characterized by a very competitive environment that has declining average selling prices and frequent product innovation. This market includes several large competitors who have superior financial and other resources. We have competed successfully for over 25 years by cultivating close customer relationships with a diverse group of customers who offer varied applications, and serve diverse markets and geographic locations. In contrast, our Wireless Solutions business is characterized as a developing market with only a generalized definition of products, services, markets and applications. Competition is not well defined and typically consists of much smaller competitors, many of whom are similar in size and resources to us, or even smaller.

Our strengths benefitting us in both markets include: (a) our ability to identify and capitalize on trends in a rapidly growing wireless marketplace; (b) our capability to develop products that have superior technical characteristics; (c) our expertise to assist our customers in incorporating our products into their applications; and (d) our demonstrated ability to manufacture high quality cost-effective products in volume with short lead times. Our manufacturing capabilities are greatly enhanced by our relationships with several domestic and offshore contractors.

Our Wireless Components business, which historically was our core business, has declined in sales due to decreased average selling prices in several intensely competitive markets and due to our loss of market share to competing technologies. As a result, we have focused our product and market development efforts on products for our Wireless Solutions business, which we feel offers a technical edge and generates a greater gross margin.

A key factor in our combined sales performance is successfully developing and selling new products in volumes adequate to offset the decline in selling price and unit volume of our older products. A key factor in our combined gross margin performance is reducing our costs (through innovation, assisting our contractors identify lower costs of manufacture, and increased volume) and improving our product mix towards higher margin products to offset expected declines in average selling prices. The Cirronet acquisition in fiscal year 2007 was a key part of our strategy to grow sales with new products that have higher margin potential.

Despite increased operating expenses, we have generally generated positive operating cash flows in recent periods, including our current quarter and our fiscal year. See the section below entitled Liquidity for discussion of cash flows for the current period. Our ability to maintain positive cash flows is dependent on our success in “right sizing” our expense levels in relation to sales. See the section below entitled “Fourth Quarter Business Conditions & Our Response” for discussion of our “right sizing” program. In any case, the amount of positive cash flow may decrease or occasionally turn negative due to fluctuating revenues, declining margins, escalating operating costs, the need for increased working capital to support increased sales, or increased spending to support growth programs. We feel we currently have the financial resources necessary to execute our business plans.

Fourth Quarter Business Conditions and Our Response

Overall economic conditions in the electronics industry, which have historically experienced extreme fluctuations in demand within short time periods, is a key factor that influences our sales performance. We believe our markets are definitely in a period of decreasing overall demand, particularly in the automotive, consumer and telecommunications markets that we serve. Current uncertain economic conditions materially reduce our ability to predict future sales, so we have suspended our practice of providing guidance.

As may not be apparent from our consolidated results, we have had two distinct offerings. The first is a sizable, profitable hardware products offering, with positive cash flow which we know well. This includes our Wireless Components Group and the bulk of our Wireless Solutions Group, including our Virtual Wire™ Short-range Radio products and Cirronet modules. The second offering, a part of our Wireless Solutions Group, consisted of software and services, for emerging markets, and included our Aleier business, which has been discontinued.

For several years, we have systematically increased our operating expenses to support our Wireless Solutions initiative, which has increased our sales breakeven point. This expense increase included support for the hardware and particularly for the software and services portion of our Wireless Solutions business. While our Wireless Solutions strategy has resulted in an increase in sales of those products and had a favorable effect on our gross profit margins, we have not seen the increase in sales we expected. While we entered the year with a potential for a large increase in sales for our software and services business, the anticipated potential did not occur. Economic conditions and other factors have caused some customers to delay or cancel programs in many of our targeted solutions markets. We note that other companies in the M2M space have encountered similar delays in the development of the market. Since we have aggressively built our capabilities to support an anticipated sales increase, in our fourth quarter we faced an excess of expenses at current sales levels.

The software and services business required, and would likely have continued to require, a very large ongoing investment, and was not yet profitable. As we stated in our prior quarterly report on Form 10-Q, we would monitor several near-term indicators to determine our course of action. We determined that the costs of supporting the business were greatly in excess of our near-term revenue potential for software and services. Therefore, we have taken a number of actions to eliminate this excess cost. Included was a decision to discontinue the activities of our Aleier subsidiary.

We have taken several major steps towards reducing expense levels over the past two fiscal years. In fiscal year 2007, we converted our manufacturing operations (primarily for our Wireless Components Group) to a fabless business model, which reduced annual costs by approximately $5 million and is the major reason for this fiscal year’s improvement in gross margins. In our prior report, we announced both a consolidation of our organization including centralizing many of our back-office functions and a plan to reduce our space costs by consolidating activities into the Company-owned Dallas facility. Together, these two measures are expected to save approximately $1.4 million annually. While we saw a considerable portion of these savings in our fourth quarter, they will not be totally realized until our second quarter of fiscal 2009. Finally, we announced in the fourth quarter cost savings measures that include the discontinuation of our software and services business which are expected to result in $2.8 million annual cost savings. Limited amounts of the last round of cost savings were in effect for our fourth quarter, but most will be in effect for the first quarter of fiscal year 2009.

Since we retain a profitable hardware business offering, we believe we have the ability to match expense levels with expected revenue. We believe we have taken the actions required to “right-size” our business to return to overall profitability and to produce significant positive operating cash flow when economic conditions permit. We believe our core hardware business has been profitable and generated positive operating cash flow. In fact, except for a number of largely non-cash unusual charges and the results of operations related to our discontinued operation, we believe our fourth quarter and annual results for fiscal year 2008 reflect these improvements. While our cost reductions have resulted in a much lower cost business model, current economic conditions make forecasting future profitability very difficult.

Unusual Charges in our Fourth Quarter

Our fourth quarter results were materially impacted by three categories of expense. The total impact of these charges was $19.4 million in recorded expense in our fourth quarter and $21.2 million for the fiscal year for such charges. These charges were the primary reasons why total assets and stockholder’s equity decreased by approximately $19.5 million from our previous third quarter:

1. Impairment expense - $15.7 million. In our fourth quarter we incurred $10.4 million in charges for a goodwill impairment related to our acquired Cirronet subsidiary as a result of year end testing as required by Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. A portion of this testing involved a comparison of our market capitalization compared to the carrying value of our equity. We also incurred $5.3 million in charges for an impairment of other intangible assets related to our Cirronet subsidiary as a result of year end testing according to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. As a result of this latter impairment and charge off, our amortization expense for acquired intangible assets previously acquired will be much lower in future fiscal years. The balance of our intangible assets on our balance sheet was reduced as a result of these charges by $15.7 million to less than $2.6 million as of the end of the fiscal year. See the foot notes to our financial statements and the sections entitled “Goodwill and Other Intangible Assets” and “Restructuring Expenses” below for further discussion of these charges.

2. Discontinued Operations - $3.2 million. Our Board of Directors approved a plan to exit our software and services business in our fourth quarter, as explained in the previous section entitled “Fourth Quarter Business Conditions and Our Response.” Under the exit plan, Aleier has ceased to market its Computerized Maintenance Management Systems (CMMS) software, while continuing to provide service and support of its software products as required under existing contracts. We are treating the Aleier subsidiary as a discontinued operation in the financial statements included in this report. This classification is in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

In our fourth quarter, the results of operations for our discontinued operation were a loss of $3.2 million. For the year, we incurred a loss of $4.7 million. Both periods included $1.9 million in impairment of intangible assets that were written off when we decided to discontinue this business. See Note 6 in Appendix A of this report for details regarding the Aleier goodwill and intangibles. Also included in both periods’ results were restructuring expenses of $243,000 related to severance costs. Termination of a majority (10) of the Aleier employees occurred on August 29, 2008. The remainder (5) will assist in winding down the business and are expected to be terminated by the end of the 2008 calendar year. The cash impact of these costs will be experienced throughout fiscal year 2009. We do not expect the results of these discontinued operations to have a material impact on future periods.

3. Restructuring expense - $538,000. In our fourth quarter, we incurred $538,000 in charges for restructuring expense related to severance costs and facility clean up expenses. Restructuring expenses were $858,000 for the current fiscal year. These expenses were necessary to carry out our plan to “right size” the business and to achieve a much lower cost model for our company. See the footnotes to our financial statements and the section below entitled “Restructuring Expenses” for additional discussion of these charges.

Critical Accounting Policies and Estimates

Financial Statement Preparation is in conformity with accounting principles generally accepted in the United States. As such, we are required to make certain estimates and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the periods presented. We have listed below our most significant accounting policies and estimates, which we think are the most critical to fully understanding and evaluating our reported financial results. Please keep the following policies and estimates in mind when reading the accompanying financial statements and related footnotes.

Revenue is recognized for the most part when we ship the product to the customer. The exceptions are revenue from service projects from our discontinued Aleier subsidiary and consignment programs for several customers. Together, these account for less than 5% of the current fiscal year sales. Revenue from Aleier service projects was recognized on a percentage of completion basis. We recognize sales from consigned products when the customer pulls the product for use from the consigned inventory.

In all cases, we recognize product sales at the point at which legal title passes to the customer. Our standard terms and conditions are FOB our factory (or in the case of our contract manufacturers, their factory). We permit the return of defective products and accept limited amounts of product returns in other instances on a case-by-case basis. Accordingly, we provide allowances for the estimated amounts of these returns based on historical experience when we recognize revenue. A small portion of our revenue is derived from engineering design services performed for customers.

Cash Equivalents represent liquid investments with maturities at the date of purchase of three months or less.

Trade Receivables consist primarily of amounts due from customers for products shipped to them. We perform credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current creditworthiness. We continuously monitor collections and payments from customers and maintain an allowance for doubtful accounts based upon historical experience and specific customer information. If events occur causing collectibility of outstanding trade receivables to become unlikely, we record an increase to our allowance for doubtful accounts. When all collection attempts (including a collection agency) have proven unsuccessful, the customer’s account is written off to the allowance for doubtful accounts. We maintain credit insurance on major foreign customer balances and have a relatively diversified customer base.

Inventories are valued at the lower of: (i) the actual cost to purchase or manufacture the inventory (on a first-in, first-out basis) or (ii) the current estimated market value of the inventory. We use a standard cost system to estimate the actual costs of inventory and regularly review actual costs and the estimated market value of inventory to standard costs. Significant changes to our purchasing or manufacturing costs (either an increase or a decrease) could cause material changes to the valuation of our inventory when we adjust standard costs to reflect the change.

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

In recent years, we have written off significant amounts of inventory. In the current year, we provided $488,000 in inventory loss provisions. In the prior fiscal year, we provided a total of $1.6 million in inventory losses, including $1.2 million in inventory related to our transition to a fabless business model. Inventory write-downs in the other years presented were much smaller.

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

Goodwill and Other Intangible Assets with indefinite lives are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS) No. 142, “Goodwill and Other Intangible Assets”. We assess the impairment of acquisition goodwill and intangibles on an annual basis or whenever events or changes in circumstances indicate that the fair value is less than its carrying value. Factors that we consider important which could trigger an impairment review include a reduction in our market capitalization in relation to our net worth, poor economic performance relative to historical or projected future operating results, significant negative industry, economic or company specific trends, and changes in the manner of our use of the assets or the plans for our business.

SFAS 142 requires a two-step goodwill impairment test whereby the first step, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount including goodwill. The fair value of each reporting unit is estimated using a discounted cash flow methodology. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, the useful life over which cash flows will occur, and determination of our weighted cost of capital. If the fair value of a reporting unit is below its carrying amount, goodwill of the reporting unit is considered impaired and the second test is performed. The second step of the impairment test is performed when required and compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment is recognized in an amount equal to that excess.

Based on the goodwill tests for impairment performed during the quarter ended August 31, 2008, management determined that there was a material impairment of goodwill and intangibles with indefinite lives. In addition, goodwill for our Aleier subsidiary was written off when we discontinued this business. See Notes 2, 6 and 17 in Appendix A of this report regarding charges for impairment on our Cirronet and Aleier subsidiaries for goodwill and trademarks.

Impairment of Long-lived Assets is evaluated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which requires an entity to review long-lived tangible and amortizable intangible assets for impairment and recognize a loss if expected future undiscounted cash flows are less than the carrying amount of the assets. Such losses are measured as the difference between the carrying value and the estimated fair value of the assets. The estimated fair values of our tangible fixed assets that are subject to impairment are determined by using an annually updated appraisal. The estimated fair value of our amortizable intangible assets that were set up from acquisitions is determined annually based on expected discounted future cash flows to assess any impairment. Conditions that would necessitate an impairment assessment include material adverse changes in operations, significant adverse differences in actual results in comparison with initial valuation forecasts prepared at the time of acquisition, a decision to abandon acquired products, services or technologies, or other significant adverse changes that would indicate the carrying amount of the recorded asset might not be recoverable.

Based on the measurements for impairment performed during the quarter ended August 31, 2008, management determined that there was a material impairment of the net carrying amount of intangibles being amortized over estimated lives. See Notes 6 and 17 in Appendix A of this report regarding charges related to impairment of amortizable intangible assets of our Cirronet business unit and other tangible assets. Also, see Notes 2 and 6 in Appendix A of this report regarding the discontinued operations status of our Aleier business unit and the associated write-off of assets including acquisition goodwill and intangibles.

Other Assets include patent and product certification with governmental agency costs that are amortized over the estimated useful lives of the patents and certifications, which are generally five and three years respectively. Costs for patent applications denied are written off in the period in which the denial is received.

Financial Instruments that potentially subject us to an interest and credit risk consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and debt instruments, the carrying value of which are a reasonable estimate of their fair values due to their short maturities or variable interest rates.

Accrued Medical Benefits - We largely self-insure the payment of medical benefits to our employees. Consequently, we regularly estimate the value of unpaid benefits based upon historical trends and use that information to record our liability for benefits that have been incurred but not yet paid. We have stop loss insurance protection to cover the costs of medical claims over certain deductible amounts for any given plan year for an individual claimant or in the aggregate for all our covered employees. However, medical claims may significantly and unexpectedly increase or decrease over a short period of time, in which case our reserve for unpaid claims may no longer be accurate. This could cause us to either increase or decrease medical expense and the corresponding reserve in a material way in the period in which the change occurred.

Research and Development Costs are expensed as incurred. These costs do not include nonrecurring engineering costs related to contract technology development sales, which are included in cost of sales.

Income Taxes - Deferred income taxes are provided using the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Due to historical losses and a limited history of taxable income, we maintain a significant valuation allowance on our deferred tax assets. Deferred tax assets and liabilities are adjusted for the effects of the changes in tax laws and rates of the date of enactment. Reported net deferred tax liabilities of $0.2 million are the result of our acquisition of Cirronet in fiscal 2007 and subsequent impairment of trademarks in fiscal 2008.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of any benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Interest and penalties associated with unrecognized tax benefits are classified as other expense in the statement of income. There was no interest or penalties during the current year on the federal or state tax level.

Earnings per Share is computed by dividing the net earnings by the weighted average shares of our common stock outstanding during the period. Diluted earnings per share is computed by dividing net earnings by the weighted average number of common and potentially dilutive shares, from dilutive stock options, restricted stock units and warrants to purchase common stock outstanding during each year. The dilutive effect of the options, restricted stock units and warrants to purchase common stock are excluded from the computation of diluted net loss per share if their effect is antidilutive. The number of common stock equivalents excluded from the diluted net loss per share computation at August 31, 2008, 2007 and 2006 because they were antidilutive were options, restricted stock units and warrants in the amount of 2,318,055 and 2,859,687 and 1,155,851, respectively. Because fiscal years ending August 31, 2008 and 2007 were a net loss, all of the outstanding options, restricted stock units and warrants are considered antidilutive.

Stock-Based Compensation - We adopted SFAS 123(Revised 2004), “Share-Based Payment”, or SFAS 123(R), for our fiscal year beginning September 1, 2005. In compliance with the standard, we recorded stock-based compensation expense in fiscal years 2008, 2007 and 2006 related to options for employees and directors and for our Employee Stock Purchase Plan, or ESPP. The fair value of stock options granted and favorable pricing of our stock offered under the ESPP is determined using the Black-Scholes model. Prior to the fiscal year 2006, we accounted for our option plans and ESPP under APB 25 and, accordingly, did not recognize compensation expense for options granted to employees and directors or for our ESPP. Compensation expense for options granted to consultants has been recorded in the current and prior years and is recognized over the vesting life of the options, which is aligned with the term of the consulting service.

In fiscal year 2006, we changed from granting stock options as the primary means of stock compensation to granting restricted stock units, or RSUs. The fair value of any RSU grant is based on the market value of our shares included in the RSU on the date of grant and is recognized as compensation expense over the vesting period.

Results of Operations

In this section, we will discuss our financial statements. In doing this, we will make comparisons between the following periods, which we believe are relevant to understanding trends in our business:

•

The fiscal year ended August 31, 2008, referred to as current year or fiscal 2008, and is compared to our fiscal year ended August 31, 2007, referred to as prior year or fiscal 2007. Fiscal 2007 is compared to our fiscal year ended August 31, 2006, referred to as fiscal 2006.

•

The three months ended August 31, 2008, referred to as current quarter or fourth quarter, and is compared to the three months ended August 31, 2007, referred to as comparable quarter of the prior year or prior year quarter, and the three months ended May 31, 2008, referred to as the previous quarter or third quarter.

The following table displays, for the years ended August 31, (a) the percentage relationship of certain items from our statements of operations to total sales and (b) the percentage change in these items from year to year:

	Percentage of Sales			Year-to-Year % Change
	2008	2007	2006	2007 to 2008	2006 to 2007
Sales	100%	100%	100%	(1)%	2%
Cost of sales	62	68	72	(10)	(3)

Gross profit	38	32	28	18	14
Research and development	13	15	9	(13)	75
Sales and marketing	16	16	12	(2)	29
General and administrative	8	7	6	7	23
Restructuring and impairment	30	4	—	742	n/a

Total operating expenses	67	42	27	51	55

Income (loss) from operations	(29)	(10)	1	(162)	(803)
Other expense, net	1	1	—	(33)	731

Income (loss) before income tax	(30)	(11)	1	(136)	(1,066)
Income tax expense (benefit)	—	—	—	3,150	(52)

Net income (loss)-continuing operations	(30)	(11)	1	(169)	(1,149)
Net loss - discontinued operations	(9)	(2)	—	(404)	n/a

Net income (loss)	(39)%	(13)%	1%	(200)%	(1,309)%

Sales

The following table displays, in thousands of dollars, sales for our product lines and the percentage relationship of those product lines to total sales for the periods indicated:

	Years Ended August 31,
	2008		2007		2006
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Product Sales:
Wireless Solutions Group:
Virtual Wire™ Radio products	$13,275	24%	$13,127	24%	$13,675	25%
Cirronet modules	11,695	22	12,108	22	550	1

Subtotal	24,970	46	25,235	46	14,225	26

Wireless Components Group:
Filters	18,746	34	17,648	32	22,086	41
Frequency control modules	2,904	5	3,461	6	4,229	8
Low-power components	8,041	15	8,835	16	13,622	25

Subtotal	29,691	54	29,944	54	39,937	74

Total sales	$54,661	100%	$55,179	100%	$54,162	100%

The reported amounts for fiscal 2007 have been reduced $1,193 from previous reports because of classification of discontinued operations.

Overall Sales Trends in Fiscal 2008 Compared to Fiscal 2007

Our total sales were virtually the same in fiscal 2008 compared to fiscal 2007 at $54.7 million compared to $55.2 million. This is a 1% decrease in sales. Our two business segments also were almost unchanged. In both years, our Wireless Solutions group accounted for 46% of total sales and our Wireless Components group accounted for 54% of sales. The biggest change that occurred was in the trend of sales during fiscal 2008. It started in our first quarter with record sales of $15.8 million as economic conditions in most of our markets were all strong, especially the satellite radio market for our Wireless Components group. Sales declined in each quarter thereafter as many of our markets began to be negatively impacted by general economic conditions that negatively affected our customers. In comparison, sales experienced a much more stable trend in fiscal 2007, as economic conditions were generally good in the markets we serve. We believe that currently our markets are in a period of decreasing overall demand, particularly in the automotive, consumer and telecommunications markets that we serve. Uncertain current economic conditions materially reduce our ability to predict future sales, so we have suspended our practice of providing guidance.

Our strategy has been to grow our Wireless Solutions business to offset an expected decline in the Wireless Components business. We have focused our product and market development efforts on products with higher technical content, which allows them to be sold with higher gross margins. Total company sales will only expand if the anticipated growth in Wireless Solutions sales exceeds the anticipated decline in sales for our Wireless Components business.

We compete in very price competitive (such as the automotive and satellite radio markets) in which customers require decreased prices over time to retain their business, particularly for products in the Wireless Components group. In addition, our customers expect economies of scale to result in lower pricing as new products ramp up in volume. As a result, three of our product lines (Virtual Wire™ Short-range Radio products, filters and low-power components) experienced a decline in average selling prices in the range of 3% to 12% in fiscal 2008 compared to fiscal 2007. The other two product lines (Cirronet modules and Frequency Control modules) also experienced significant decreases in average selling price due to a shift in product mix within the product line, rather than lower selling prices.

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

Expanding sales is highly dependent on the following factors: (1) our success in achieving increases in sales for Wireless Solutions products which have a higher technical content; (2) achieving technological advances in our product design and manufacturing capabilities; (3) our ability to sell our products in a competitive marketplace that can be influenced by outside factors, such as economic and regulatory conditions; (4) competition from alternative technologies or from competitors duplicating our technologies; and (5) the impact of competitive pricing. These and other factors may adversely affect our ability to grow or even maintain our sales levels.

We have expended material resources in developing new products. However, the timing of any sales resulting from new products is dependent upon the customers’ product introduction cycles. Sales to OEM customers are particularly dependant on the customers’ success in their market development programs. For instance, in the current year, we have seen a slow down in customer adoption of our newer products in the M2M market due to delays in customer programs. It is difficult for us to predict when, or if, new products will have a significant impact on our sales.

We have experienced sudden increases in demand in the past which have strained our manufacturing facilities and those of our offshore contractors to increase capacity to meet this demand. In addition, new products sometimes require manufacturing processes different than those to which we currently have access. We may not be able to increase the manufacturing capacity of our assembly contractors in a timely manner so as to take advantage of increased market demand. Failure to do this could result in a material loss of potential sales.

Overall Sales Trends in Fiscal 2007 Compared to Fiscal 2006

Our total sales increased 2% in fiscal 2007 compared to fiscal 2006. Our two lines of business had very different trends. The Wireless Solutions group had a 77% increase in sales, primarily as a result of our two acquisitions at the beginning of the fiscal 2007. The Wireless Components group had a 25% decline, primarily a result of older products which had a lower number of units shipped. This decrease in number of units sold was primarily due to decreased sales to automotive and satellite radio markets, due to reduced production rates of products for end customers in those markets.

We operate in very price competitive markets (such as the automotive and satellite radio markets) in which customers require decreased prices over time to retain their business, particularly for products in the Wireless Components group. As a result, two of our product lines experienced a decline in average selling prices in the range of 1% to 6% in fiscal 2007. Although the filter product line actually experienced a slight increase in average selling price, that was due to a shift in product mix within the product line, rather than any actual increases in selling prices to our customers.

Product Line Sales Trends:

Wireless Solutions Group

Cirronet module products

Sales for these products of $11.7 million were nearly the same as last year’s $12.1 million. Sales of these products were very small in fiscal 2006 before the acquisition of Cirronet. Cirronet provides longer range modules, as well as gateway and network bridge products used to connect different network types to one another. This acquisition was a major part of our strategy to grow sales for the Wireless Solutions group. Many of the customers in this group are in the industrial and medical markets to OEM customers, resulting in more total company sales to these markets.

In the past couple of years, we have invested considerable resources in product and marketing development to support our strategic plan for the Wireless Solutions business. Our Wireless Solutions business is focused on a potential multi-billion dollar market for embedded modules and similar products. Besides a variety of radio products, we use several communication protocol systems to manage point-to-point, point-to-multipoint or mesh wireless sensor networks. We believe the key to capturing this market will be the ability to provide a wide variety of products, protocols and firmware to deliver the optimum solution for a given customer’s application. With Cirronet, we believe we are in position to offer the broadest ranges of radios, modules and protocols in the industry.

We have developed several FCC certified standard products and we have launched a new Zigbee™ product and a line of industrial grade networking products based on Dust Networks™ technology. Our sales force is now working with customers to design these products into their applications.

An important consideration in our decision to expend resources in this business was the increased potential gross margin these products and services offer due to their higher technical content. Increased sales for these products would represent a potential significant improvement in product mix, contributing to increased gross margins. See the section below entitled Gross Profit for further discussion on this.

In fiscal 2007, we also acquired Aleier to combine our hardware offerings with a value added software application. However, sales for this operation were disappointing and unprofitable. Therefore, we have discontinued this operation as described above in the section entitled “Fourth Quarter Business Conditions and Our Response.”

While we see great potential for Wireless Solutions products, it is difficult for us to predict when, or if, these products will have a significant additional impact on our sales.

Virtual Wire™ Short-range Radio products

Sales for Virtual Wire™ Short-range Radio products of $13.3 million were nearly the same as the prior year’s $13.1 million, while sales decreased 4% in fiscal 2007 as compared to fiscal 2006. The decrease in the prior year was primarily due to a similar decrease in the number of units sold, due to changes in the production schedules of several major customers. As we have seen in prior periods, these products show considerable volatility due to fluctuating production rates of our customers. A large portion of these sales are to contract manufacturers for OEM customers, whose demand tends to fluctuate considerably for AMR and other products.

There was a 4% increase in the number of units sold in the current year compared to the prior year. The increase in the number of units sold was primarily due to greater market acceptance for two growth applications – AMR and medical. We have focused on these applications for some time.

Average selling prices decreased 3% for these products in comparison to the prior year due to continued competitive pressures. The decease in average selling prices was 1% in fiscal 2007 compared to fiscal 2006. We expect this trend towards lower average selling prices to continue. However, changes in product mix for additional sales of higher priced medical products may from time to time offset any negative impact on average selling prices for other products.

For several years we have devoted considerable resources developing and marketing Virtual Wire™ Short-range Radio products. We believe these products offer potential for considerable growth in sales in numerous wireless applications, particularly for applications that require small size and low-power consumption. We intend to continue working with our customers to develop new applications using Virtual Wire™ Short-range Radio products. We have launched a new line of RFIC products, including receivers, transmitters and transceivers. Recently, we introduced two additional products, the TRC103 and the TRC104 for security, active RFID, medical telemetry and computer peripheral applications. We are not certain when, if ever, these new products will significantly impact future sales.

Wireless Components Group

Filters

Filter sales increased 6% to $18.7 million in the current year, compared to $17.6 million in the prior year. Filter sales decreased 20% in fiscal 2007 as compared to fiscal 2006. In both years the changes were primarily due to fluctuations in the number of units sold, particularly for satellite radio applications. The unit increase was 21% in the current year, compared to a decrease of 23% in the prior year.

For several years we have provided filters for radios that provide services from both providers of such services - Sirius Satellite Radio Inc. (NASDAQ:SIRI) and XM Satellite Radio Holdings, Inc. (NASDAQ:XMSR). The two companies recently combined into one entity. We have not yet seen any impact from the combination. Since we have been the dominant supplier for both providers and have worked with both engineering groups on future designs, we are not aware that there will be any impact on our sales as result of the combination.

We believe the increase in the number of units shipped in the current year was largely due to a recovery in the satellite radio market. A favorable factor was an increasing number of models of automobiles that include factory-installed satellite radios. Also, unit shipments increased for Chinese telecommunications applications, for which we have invested significant sales and marketing efforts. We expect that sales for the Chinese telecommunications market may decline now that the build out related to the 2008 Olympics in Beijing has been completed.

In the prior year, there was a significant slowdown in sales for satellite radio applications caused by a slowdown in the rate of new subscriptions to satellite radio services due to competitive forces in this market. In addition, both satellite radio service providers were negatively impacted by FCC actions that took several versions of their products off the market until changes were made eliminating electronic interference, particularly for portable consumer versions of the radios. Regulatory actions which negatively impact the satellite radio market could have a material adverse effect on our sales.

It is clear that our sales of filter products into the satellite radio market will continue to be heavily dependent on the success of the satellite radio service providers in increasing the number of subscriptions for their service. In the current year, there has been a resumption of growth in the rate of new subscriptions to satellite radio services. A very favorable factor is an increasing number of models of automobiles with factory-installed satellite radios. A negative factor is the lack of recovery for consumer (aftermarket) products. As a result, forecasting future unit sales for these products is very difficult.

A continuing difficulty we face for filter products is the ongoing trend of lower average selling prices for comparable products. Competitive conditions for these products have forced us to provide lower prices to maintain our market share. The automotive and consumer markets tend to be more price competitive than the other markets we serve. For instance, in the current year average selling prices declined by 12% in comparison to the prior year. From time to time a portion of the decline in average selling prices may be due to a change in product mix resulting from an increase in the number of units sold of the relatively low priced satellite radio filters and a decrease in the number of units sold of the relatively higher priced telecom filters. The impact of changes in average selling price due to product mix effect tend to be at least partially offset by differences in material costs, as the higher priced telecommunications products require larger, more expensive packages.

We expect the general trend of lower average selling prices for comparable products will continue to have an adverse effect on future sales and margins, and this trend may result in lower overall sales of filter products in the immediate future. For a discussion of strategies for sustaining gross profit, see the section below entitled “Gross Profit”.

Frequency Control Modules

Frequency control module sales decreased 16% in fiscal 2008 to $2.9 million compared to $3.5 million in fiscal 2007 and also decreased 18% in fiscal 2007 compared to fiscal 2006. The sales change in each of these years was primarily due to decrease in number of units sold to military customers and those in high-end computer and internet infrastructure markets. The reduction in sales to military customers was largely due to completion of last time buys on some very mature products. We have noted that high-end computer and internet infrastructure markets are subject to volatile changes due to economic conditions in the telecommunications market and production rates at several major contract manufacturers. We believe that production rates were at very high levels at the contract manufacturers in fiscal 2006, compared to more normal levels in fiscal 2007 and 2008. Future sales of these products will be highly dependent upon economic conditions in the markets these products serve. Pressures on average selling prices for frequency control module products are not nearly as great as in some of our other markets.

Low-power Components

Sales for low-power components products decreased 9% in fiscal 2008 to $8.0 million compared to $8.8 million in fiscal 2007 and also decreased 35% in fiscal 2007 compared to fiscal 2006. The decrease in sales in both years was primarily due to decreases in the number of units sold in both years – 6% in the current year and 31% in the prior year. In addition, there was a decrease in average selling prices of 3% in the current year and 6% in the prior year.

These lower sales results represent an ongoing trend we have experienced for several years in these products, which primarily support the tire pressure monitoring and remote keyless entry automotive applications. Many of our products sold into these applications are based on mature technology. Conversion to other technologies such as multiple function integrated circuits and phase locked loops has been occurring for some time. In addition, some customers have switched to very low-priced competitors. The decline in sales this year was moderated to an extent by a temporary increase in the number of units sold in automotive applications due to last time buys and customer requirements for older versions of products that are transitioning to new packages.

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

Automotive is the primary market for these products, and is characterized by very competitive conditions and declining average selling prices. Average selling prices for low-power components decreased approximately 3%, in comparison to the prior year. We expect a continuation of the trend of lower average selling prices for low-power component products, as competitive market conditions require future price reductions. In addition, smaller package styles, which also are offered at lower prices, are increasing in market share.

We expect that the trend of lower sales for low-power components will continue and may even accelerate, due to continued reduction in average selling prices, continued conversion of customers away from older products to alternative technologies and anticipated very low levels of North American automotive production. We expect that sales of low-power components products will fluctuate in accordance with changing production schedules for automotive customers.

Other Sales Trends

The following table provides additional data concerning our sales:

	Percentage of Sales
	2008	2007	2006
Sales for top five customers	38%	36%	47%
Distribution sales	25%	20%	27%
Number of customers with 10% or more sales	One	One	One
Sales for 10% or more customer	11%	14%	13%
International sales	52%	43%	55%

Some of the changes in these figures result from the change in our customer base as a result of our acquisition at the beginning of fiscal 2007. For instance, the reduction in sales from our top five customers since 2006 is because we now have a somewhat more diverse customer base. The increase in international sales from 2007 to 2008 was primarily due to an increase in sales to Asian customers, particularly for Chinese telecommunications and satellite radio applications. In contrast, sales to North American automotive and industrial customers declined.

One customer, Delphi Corporation, or Delphi, accounted for 10% or more of sales in the current year and the prior year. Delphi is currently operating under court-supervised Chapter 11 reorganization proceedings. While we are encouraged by the reported progress in those efforts, we cannot be assured that they will be successful. Any sales disruption to Delphi, related or unrelated to its bankruptcy process could have a material adverse effect on our operations. Our strategy is to seek diversification in our sales. We believe we have achieved a significant level of diversification in our customers, markets, products and geographic areas. However, due to the very competitive nature of the markets in which we compete, we may not always be able to achieve such diversification when pursuing our offsetting goals of sales growth and profitability of our operations.

We consider all product sales delivered outside North America to be international sales. International sales are denominated primarily in U.S. currency, although some European customers require that we sell in Euros. We have not entered into any hedging activities to mitigate the exchange risk associated with sales in foreign currency. We intend to continue our focus on international sales, and anticipate that international sales will continue to represent a significant portion of our business. However, international sales are subject to fluctuations as a result of local economic conditions and competition. Therefore, we cannot predict whether we will be able to continue to derive similar levels of our business from international sales.

Amortization and Impairment of Increased Asset Values Related to Fair Value of Acquired Businesses

In the prior year we acquired the business of Cirronet and Aleier. This resulted in: recording assets that are required to be amortized on a straight-line basis over various lives, such as intangible technology and other assets; increased fair value of fixed assets; and a stepped up valuation of inventory. The intangibles, in addition to goodwill, are tested annually for impairment. The amortization and impairment of these items is a non-cash expense. The depreciation, amortization and impairment of these acquisition related items, including the discontinuation of the Aleier business, were recorded as follows (in thousands):

	Years ended August 31,
	2008	2007
Cost of Sales	$3	$347
Research and development expense	987	987
Sales and marketing expense	180	180
General and administrative expense	30	30
Impairment - goodwill and intangibles	15,654	—
Discontinued operations	2,238	293

Total amortization and impairment	$19,092	$1,837

These expenses increased in the current year due to goodwill and intangible asset impairments, as well as the decision to discontinue the Aleier operations. Amortization and depreciation costs of the remaining increased asset values in our next fiscal year will decrease to approximately $960,000 as a result.

Stock Compensation Expense

We have adopted SFAS 123(R) for recording of stock compensation expense. Most of the expense that was recorded in fiscal 2006 related to the unvested portion of stock grants that were made in prior years. We have switched to restricted stock units, or RSUs, as our primary stock compensation vehicle in lieu of stock options, to better match the employees’ perceived benefit with the financial statement cost. Also, RSUs result in less dilution and, as we have implemented them, less expense. Most of our stock compensation expense in both the current year and prior year relates to RSUs.

A summary of stock compensation expense is as follows:

	2008	2007
Cost of Sales	$75,000	$79,000
Research and development expense	45,000	84,000
Sales and marketing expense	152,000	156,000
General and administrative expense	189,000	288,000
Restructuring expense	27,000	—
Discontinued operations	20,000	5,000

Total additional stock compensation expense	$508,000	$612,000

The reduction in stock compensation expense in the current year compared to the prior year was due to the fact that a large amount of RSUs that were granted in lieu of salary expense in fiscal 2007 had become fully vested during fiscal 2007. We intend to continue to use various stock plans as an important part of our compensation package. We are competing for talent with other companies that have stock plans in place and our work force values stock as a form of compensation. We intend to primarily issue RSUs in lieu of stock options in future periods to lessen dilution and control expense.

Gross Profit

Overall Gross Profit Trends in Fiscal 2008 Compared to Fiscal 2007

Gross profit margin increased to 37.6% in the current year compared to the prior year’s 31.7%, resulting primarily from the favorable impact of cost reductions, including our transition to a fabless business model. This is best seen in the improved gross profit margin for our Wireless Components segment, which increased from 19.2% in fiscal 2007 to 27.0% in fiscal 2008 - despite an 8% overall decrease in average selling prices. Per unit manufacturing costs for the Wireless Components segment decreased almost 17% or $4.3 million. In addition, gross profit margins for our Wireless Solutions segment improved from 46.6% to 50.2% - despite a decrease in average selling prices of 4%, resulting from a decrease in per unit manufacturing cost of 10% or $1.4 million in cost savings. This segment shared some of the benefits of the transition to a fabless business model, including moving to offshore contract manufacturers. Gross profit margins for all five of our product lines improved, ranging from 2% to 10% of sales increase for our highest volume product lines.

Fiscal 2007 included some nonrecurring costs, specifically a $1.2 million provision for inventory reserves related to the move to a fabless business model. The provision for inventory reserves was lower in the current year by $1.1 million. In addition, the Wireless Solutions segment in fiscal 2007 incurred a $344,000 higher amortization expense related to the acquisition of Cirronet. See the section above entitled “Amortization of Increased Asset Values Related to Fair Value of Acquired Businesses.” for additional information on amortization expense. In terms of gross margin, eliminating the impact of these two items would have resulted in a 2.8% higher gross profit margin in the prior year or 34.5%. Therefore, on a comparable basis, the gross margin in the current year of 37.6% represented a 300 basis point improvement, primarily due to our move to a fabless business model. In other words, the impact of lower per unit manufacturing costs was over $4.2 million in fiscal 2008, eliminating the impact of nonrecurring inventory reserves and amortization expenses that occurred in fiscal 2007. The fabless business model was fully in place for only the last three quarters of fiscal 2008.

Since the higher margin Wireless Solutions segment comprised 46% of total sales in both years, product mix as between Wireless Components and Wireless Solutions did not have a major impact on gross margins for fiscal 2008 as a whole. However, our focus on Wireless Solutions products (including our acquisition strategy) remains a key part of our efforts to improve gross margins. Due to their higher technical content, our Wireless Solutions and frequency control products have higher potential gross margins than our commodity-type products such as filters and low-power components.

We were able to substantially improve gross margins in fiscal 2008 due to our successful cost reduction efforts and we continue to target additional cost reductions. However, there is no assurance that margins will continue to improve in future periods, since they are influenced by other factors, such as change in average selling prices and the impact of sales volume on relatively large fixed costs, as outlined in the section below entitled “Factors Influencing Gross Margins”.

Overall Gross Profit Trends in Fiscal 2007 Compared to Fiscal 2006

Gross profit margin increased to 31.7% in the prior year compared to the previous year’s 28.3%, resulting primarily from a favorable change in product mix, including the impact of the Cirronet acquisition. Gross profit by business segment in the current year was 46.6% for our Wireless Solutions segment and 19.2% for our Wireless Components segment. In years prior to fiscal 2007, we operated as a single segment. See Note 13 to our consolidated financial statements. Due to their higher technical content, our Wireless Solutions and frequency control products have higher potential gross margins than our commodity-type products such as filters and low-power components. The higher margin products (including Frequency Control modules) accounted for 52% of total sales in fiscal 2007, compared to only 34% of total sales in fiscal 2006. Product and segment mix improvement was a major benefit of our acquisition strategy.

We experienced a gross margin improvement in fiscal 2007 despite the impact of an increase in our inventory reserve of $1,198,000 that we recorded in the second quarter related to the elimination of our Dallas manufacturing facility. The reserve reflected the estimated impairment of value for inventory that was no longer needed due to the transition offshore, including the rationalization of product variations needed to accomplish the transition. This increase in the reserve amounted to 2.2% of the fiscal 2007 sales. In addition, we incurred amortization expense in cost of sales of $347,000 related to our acquisitions as mentioned above in the section entitled “Amortization of Increased Asset Values Related to Fair Value of Acquired Businesses.” This amounted to 0.6% of sales in fiscal 2007, most of which will not recur in fiscal 2008. Therefore, eliminating the impact of these two items would have resulted in a gross profit margin of 34.5%.

During fiscal 2007, we announced a restructuring to eliminate our Dallas manufacturing operation that was intended to make Wireless Components products more competitive, even at lower sales levels. This restructuring accelerated our plan, which at that time had been partially implemented, to move our operations to a fabless business model using offshore contract manufacturers. We believed this restructuring would generate annual savings of approximately $5 million per year, most of which will represent an improvement in gross margin. Partial savings were realized in the fourth quarter of fiscal 2007, with the majority of the anticipated savings occurring in fiscal 2008.

Factors Influencing Gross Margins

Our gross margin continues to be influenced by several factors, both favorable and unfavorable. Some favorable factors are outside our control. Several factors that influence gross margin represent our long-term efforts to improve gross margins are:

(1)

Shift in product mix - Our higher-priced products, such as Wireless Solutions products and frequency control modules have a greater long-term potential for gross margins than the very price-sensitive low-power component and satellite radio filter products. A shift in sales to these products has a large positive impact on margins. These higher-margin products in the current year represented 51% of total sales, compared to 52% in the previous year, causing a slight negative shift in margins resulting from product mix in the current year. The primary influence, however, is the ratio of Wireless Solutions segment sales to total sales, which was 46% in both years. Our strategy is to focus our product and market development efforts on increasing the portion of sales to products that have higher potential gross margins, primarily the Wireless Solutions products. We cannot assure that this strategy regarding an improved product mix will be achieved in future periods.

(2)	Success in achieving ongoing cost reduction - Normally our product lines have achieved cost per unit reductions on a year-over-year basis. This was again achieved in our current year, as described in the previous section. This is our general strategy to offset the impact of decreasing average selling prices. We intend to continue our efforts to reduce manufacturing costs in future periods, although it may be difficult to achieve the magnitude of cost reductions we achieved in fiscal 2008.

(3)	Higher number of units sold or produced - This factor results in lower average unit cost due to relatively high fixed manufacturing costs being spread over a larger unit number of sales and production. Fixed manufacturing costs still include a significant amount of payroll related support costs and depreciation expense for manufacturing equipment. Our plan is to increase sales volumes to achieve this result. However, if sales volumes were to decrease in future periods, our average unit costs would rise, becoming unfavorable. Given the uncertainty in current economic conditions, fewer sold units could occur in fiscal 2009.

Unfavorable factors which influence gross margin, some of which are outside of our control, include, but are not limited to, the following:

(1)	Decrease in average selling prices - As discussed above, we normally experience a reduction in average selling prices in virtually all of our product lines, a trend which we expect will continue due to competitive pressures and the fact that newer products, like older products, are reaching sales levels at which customers expect volume-based price breaks.

(2)	The impact of non-cash charges for obsolescence and write-downs of inventory - For example, we incurred substantial non-cash charges and write-downs in fiscal 2007 related to our decision to move to a fabless business model. Charges were still material in fiscal 2008, as described in the section entitled “Gross Profit”.

(3)	New products encounter ramp up costs associated with new manufacturing processes - We will continue to introduce new products into our contract manufacturers processes, and, therefore, we may be subject to unanticipated new product production costs that negatively affect our gross margin.

Research and Development Expense

Research and development expense was approximately $7.1 million, $8.2 million and $4.7 million in fiscal 2008, 2007 and 2006, respectively. The 13% reduction in the current year was primarily due to the personnel reduction that occurred as a result of our consolidation and from decreased outside service costs related to certain completed projects. The 75% increase in the prior year was primarily due to the impact of the Cirronet acquisition, including $1.0 million in amortization of acquisition related intangible assets. As a result of the acquisitions (Cirronet and the discontinued Aleier operation), we significantly increased our head count of personnel devoted to the development of new products and services.

Research and development expenses were 13% of sales in the current year, 15% of sales in fiscal 2007 and 9% of sales in fiscal 2006. While there was some reduction in the current year, we believe that our growth strategies regarding the technically advanced products of the Wireless Solutions business requires higher research and development expenses as a percentage of sales. We expect research and development expenses to be material, at least for the foreseeable future.

We believe that the continued development of our technology and new products is essential to our growth and success. We are committed to continuing to devote significant resources to research and development primarily for the Wireless Solutions group. However, we expect research and development expenses will be somewhat reduced in fiscal 2009, as our cost reduction measures continue to be realized. In addition, amortization expense for acquired intangible assets will be greatly reduced as a result of the impairments that occurred in the current year. See the section above entitled “Unusual Charges in our Fourth Quarter” for additional information on the impairment.

Sales and Marketing Expense

Sales and marketing expense was $8.4 million, $8.6 million and $6.7 million in fiscal 2008, 2007 and 2006, respectively. The 2% reduction from the prior year was primarily due to reduced personnel from our back office consolidation, partially offset by increases in reallocations of space and other shared costs to operating expense as a result of the closing of the manufacturing operations at the Dallas facility. The 29% increase over the prior year was primarily due to the impact of the Cirronet acquisition, including $0.2 million in amortization of increased asset values related to fair value of the acquisitions.

Sales and marketing expenses were 15% of sales in the current year, compared to 16% of sales in fiscal 2007 and 12% in fiscal 2006. The sales channels that were acquired have been integrated with existing sales channels, resulting in significantly larger sales and marketing organizations. We believe that the greater technical content of the Wireless Solutions business and our growth strategy requires higher sales and marketing expenses as a percentage of sales than we incurred prior to the acquisition, at least for the foreseeable future.

We intend to aggressively pursue increased future sales, particularly for Wireless Solutions sales. Therefore we expect to maintain a relatively high level of sales and marketing expense. However, we expect to incur somewhat reduced sales and marketing expenses in fiscal 2009, as our cost reduction measures continue to go into effect. Sales commission expenses will continue to fluctuate with sales levels.

General and Administrative Expense

General and administrative expense was $4.3 million, $4.0 million and $3.3 million in fiscal 2008, 2007 and 2006, respectively. Fiscal 2008’s 7% increase from the prior year, resulted primarily from increases in reallocations of space and other shared costs to operating expense as a result of the consolidation of our Dallas facility, as well as costs of recruiting two new qualified members of the Board of Directors, , Mr. Rick Herrman and Mr. Jonathan Ladd. The 23% increase in general and administrative expense over the prior year was primarily due to the impact of the Cirronet acquisition. With the acquisition, we added administrative personnel, as well as other administrative expense.

General and administrative expense was 8% of sales in the current year, compared to 7% of sales in fiscal 2007 and 6% in fiscal 2006. We expect to incur somewhat reduced general and administrative expense in fiscal 2009, as our cost reduction measures continue to be realized.

Restructuring and Fixed Asset Impairment Expense

In the last two years we have made aggressive changes to the business to reduce cost and reallocate resources. See the section above entitled “Fourth Quarter Business Conditions and Our Response” for a description of the various actions taken. The reduction in cost includes personnel reductions and associated severance cost, which has amounted to $634,000 in the current year. In addition, we incurred $174,000 in facility clean up costs and $204,000 in consulting costs to help us optimize our organization. We partially offset these costs with gains on sales of idle equipment in the amount of $288,000. The net restructuring and impairment expense for the current year was $858,000 and those costs are summarized on Note 17 of our financial statements. This compares to the prior year’s restructuring expense of $1.9 million, consisting of $1.3 million of fixed asset impairments and $639,000 in severance costs. There was no such expense in fiscal 2006. We do not expect a significant amount of restructuring and impairment expense in fiscal 2009 related to any actions that have already been taken.

Impairment Expense – Goodwill and Intangibles

Under SFAS No. 142, “Goodwill and Other Intangible Assets” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we are required to perform annual testing of the fair value of our intangible assets. This testing was performed in our fourth quarter.

One of the tests for goodwill was to compare our market capitalization to the amount of our stockholder’s equity. Due to the decreased price of our stock our market capitalization was below our recorded stockholder’s equity, providing us a preliminary indication of goodwill impairment. Additional testing was performed that confirmed the indication of impairment.

Further tests were performed in which a fair market value assessment was made for both our goodwill and our other intangible assets and compared to our balance sheet net book values for these assets. The book values on the balance sheet had originally been established using appropriate methods under a similar process performed at the time of the Cirronet acquisition. Those values were partially dependent on various factors, including a forecast of future sales and cash flows of products to be sold to M2M markets. The current fair value assessment was also based upon many of those same factors, including a current forecast of sales and cash flows for the various products related to the intangible assets.

In the section above entitled “Fourth Quarter Business Conditions and Our Response” we noted a delay in sales to the M2M market. These delays were due to various factors, including some that were out of our control, such as: delays in obtaining industry standards on specifications; delays in availability of key components for products; program delays on the part of the customer; general economic conditions causing customers to delay our projects; and other factors. Our competitors in the same space have experienced similar delays in obtaining expected sales increases. The current sales forecast under current economic conditions reflected these delays, moving expected sales increases further into the future.

While we continue to believe the Cirronet module products represent a key building block for our Wireless Solutions strategy, the accounting testing indicated significant impairment when fair values were compared with balance sheet amounts. As a result, we incurred non-cash impairment charges of $10.4 million to goodwill and $5.3 million to other intangible assets. Intangible assets and stockholder’s equity on our balance sheet were reduced by a total of $15.7 million as a result of these impairments. The ending balance of remaining intangible assets on our balance sheet is $2.6 million. As a result of these impairments, amortization expense for fiscal 2009 will be reduced from $1.2 million to $241,000 – a reduction of $960,000.

When we made the decision to discontinue the Aleier operations, we wrote off the $1.9 million balance of intangible assets associated with Aleier. This charge is included in the results of discontinued operations.

Total Operating Expenses

Operating expenses were $36.3 million in the current year, compared to $22.8 million for fiscal 2007 and $14.6 million in fiscal 2006. The current year increase of $13.6 million was primarily due to the $15.7 million impairment for goodwill and other intangible assets discussed in the immediately preceding section. Most other categories of operating expense were decreased from fiscal 2007, including restructuring expense. These decreases were largely a result of our actions to reduce costs as explained in the various Operating Expense sections above. The $8.2 million increase in operating expense in fiscal 2007 compared to fiscal 2006 was primarily due to the $6.1 million impact of the Cirronet acquisition, including $1.5 million in amortization of acquired intangible assets. Another factor was $2.0 million in restructuring expense that did not occur in fiscal 2006.

Our immediate strategy is to “right size” the business to return to profitability as soon as possible. We have taken a series of cost reduction actions to bring this about. Therefore we expect to incur somewhat lower operating expenses in the immediate future, except for sales commission expense which will fluctuate with sales.

Other Income (Expense)

Other expense decreased to $568,000 this year, compared to $846,000 in fiscal 2007 and $115,000 in fiscal 2006. Other expense in the current year was lower than the prior year as a result of lower interest expense resulting from lower interest rates and gains on sales of equipment. The significant increase in expense in fiscal 2007 compared to fiscal 2006 was primarily a result of the use of bank debt incurred to partially finance the acquisitions during fiscal 2007, as well as the use of cash balances for the same purpose and the resulting reduction in interest income. In addition, we incurred an expense to write off a $137,000 investment in a wireless systems start-up company in fiscal 2007.

In the current year, we amended our banking agreement with Wells Fargo Bank, N.A. to provide additional flexibility on our financial covenants. This will increase our interest rate by 200 basis points, which will increase interest expense correspondingly in future periods. We expect to incur somewhat increased other expenses in the immediate future as a result.

Income Tax Expense (Benefit)

In accordance with SFAS 141 “Business Combinations”, in fiscal 2007 we recorded a net $421,000 deferred tax liability related to our acquisition of Cirronet, with the difference being adjusted to goodwill, rather than profit and loss. In our fourth quarter of the current year, we recorded a deferred tax benefit of $185,000 related to the impairment of intangible assets. This reduced the net deferred tax liability to $236,000 in the current year, causing the fiscal 2008 income tax provision for the year to reflect a $125,000 tax benefit, in comparison to a $2,000 benefit in fiscal 2007 and a $50,000 expense in fiscal 2006.

In recent years, we recorded small provisions for state income tax or in some cases adjustments to alternative minimum federal and state income tax accruals. This is because in fiscal 2001, we fully reserved, in a non-cash charge, all tax benefits that had been recorded prior to that point in accordance with SFAS 109. We continue to maintain a substantial valuation allowance on our deferred tax assets due to our historical losses and a limited history of taxable income.

We retain the tax benefits that have been reserved and we will realize the benefits in future periods to the extent we are profitable. As of the end of the current year, we have income tax carryforwards and other potential tax benefits available to reduce future federal taxable income by approximately $23.6 million as explained in Note 15 to our financial statements. The NOL carryforwards begin to expire August 31, 2020.

We expect to record relatively small income tax provisions until the recovery of deferred tax assets is more likely than not.

Discontinued Operations

In the section entitled “Fourth Quarter Business Conditions and Our Response” we describe our decision to discontinue our Aleier subsidiary. The results of operations from our discontinued operation were a $4.7 million loss for current year, compared to a $931,000 loss for the prior year. Included in the current quarter loss was a $1.9 million impairment of intangible assets and $243,000 in restructuring costs resulting from our decision to discontinue this operation. Without these charges, the loss was $2.6 million. During fiscal 2008, we had a trend of declining sales and increasing expenses, giving rise to the decision to discontinue this business. We had increased our capability to deliver services for several very significant near-term sales opportunities with very short lead times. When we determined that these opportunities would not occur, we decided to discontinue the business. We expect that the results of operations for the discontinued operation will be insignificant in fiscal 2009.

Earnings (Loss) per Share

Net loss for the current year was $20.9 million, compared to a net loss of $7.0 million in fiscal 2007 and a net income of $0.6 million for fiscal 2006. Our diluted loss per share was $2.17 for fiscal 2008, compared to $0.77 for fiscal 2007, and earnings per share of $0.07 for fiscal 2006.

The $20.9 million net loss for the current year includes $21.2 million in three unusual charges, as described in the section above entitled “Unusual Charges in our Fourth Quarter”. These include $15.7 million for impairment expense for goodwill and other intangibles assets, $4.7 million for the loss from discontinuing operations and $858,000 in restructuring costs.

Outside of those unusual charges, gross profit in fiscal 2008 improved by $3.1 million due to improved gross margins and all other operating expenses decreased $1.0 million due to our actions to reduce costs. The current year also includes $1.2 million in amortization of increased asset values related to fair value of the acquisitions, as discussed under the section above entitled “Amortization of Increased Asset Values Related to Fair Value of Acquired Businesses” and $0.5 million in stock compensation expense, as discussed under the section above entitled “Stock Compensation Expense.”

Fiscal 2007 loss of $7.0 million also includes some unusual charges, including $3.3 million for inventory, fixed asset and investment impairments as discussed in the sections above entitled “Gross Profit,” “Restructuring Expense” and “Other Income (Expense).” The prior year also includes $1.8 million in amortization of increased asset values related to fair value of the acquisitions, as discussed under the section above entitled “Amortization of Increased Asset Values Related to Fair Value of Acquired Businesses” and $0.6 million in stock compensation expense, as discussed under the section above entitled “Stock Compensation Expense.”

Fourth Quarter of Fiscal 2008

Unaudited quarterly financial data is presented in Item 6 above entitled “Selected Financial Data”.

Sales for the fourth quarter of $12.4 million decreased 15%, compared to $14.5 million in the comparable quarter of the prior year and 3% compared to the previous quarter’s $12.8 million. The sales decrease in the current quarter compared to both periods was primarily due a decrease in the number of units shipped for most of our product lines as a result of economic conditions in the markets we serve. In particular, sales for our Wireless Components group decreased 20% in comparison to the prior year and 11% in comparison to the previous quarter. These products primarily are sold to the automotive, consumer and telecommunications markets, which appear to have been impacted by the economic downturn. Sales for our Wireless Solutions group, on the other hand, decreased only 8% from the comparable quarter of the prior year and actually increased 8% from the previous quarter. These products primarily are sold to the industrial and medical markets, which appear to be less impacted by the economic downturn. Sales for several medical applications increased in the current quarter, which continues a trend towards increasing acceptance for particular applications.

The decrease in sales for the Wireless Components group products also continues a trend of lower sales as some of these mature products lose market share and they experience a 2% decrease in average selling prices. For some time we have focused much of our product and market development resources on Wireless Solutions group products which we believe offer better growth prospects and have higher gross margins. The acquisition of Cirronet in fiscal 2007 was an important part of this strategy. We have recently announced the launch of two new Wireless Solutions products – the TRC 104 RFIC and the XDM series of the Cirronet industrial modules.

Gross profit margin was 36.9% for the fourth quarter, compared to 35.3% for the comparable quarter of the prior year and 36.3% for the previous quarter. There were two reasons for this improvement from both periods. The first reason for the increase in gross margin was a positive shift in product mix. The total of the higher margin Wireless Solutions products was 48% of total sales in the current quarter, compared to 44% in the comparable quarter of the prior year and 43% in the previous quarter. The other reason was a reduction in costs. In the comparable quarter of the prior year, we had not yet experienced the full impact of positioning to a fabless manufacturing mode, as we did in the current quarter. Gross margins for Wireless Components products improved 2% of sales from the comparable quarter of the prior year, despite lower average selling prices and a 20% reduction in sales volume due to a 5% decrease in per unit manufacturing costs.

In comparison to the previous quarter, we had slightly lower margins, 25.1% vs. 27.5%, for our Wireless Components products due to lower prices, while we experienced increased margins, 49.6% vs. 47.9%, for Wireless Solutions products due to lower per unit manufacturing costs for Virtual Wire™ products. Margins in the current quarter were net of the impact of $299,000 increase in inventory reserves as a result of shifts in usage of particular products that required increased reserves.

Operating expenses for the fourth quarter were $20.9 million, compared to $5.7 million for the comparable quarter of the prior year and $5.1 million for the previous quarter. The increased expenses were primarily due to the $16.2 million in impairment and restructuring expenses that were incurred in the current quarter due to extraordinary charges as explained above in the section entitled “Unusual Charges in our Fourth Quarter”. These charges were partially offset by decreases in many categories of operating expenses due to cost reduction actions. For instance, operating expenses increased $15.1 million from the comparable quarter of the prior year. This was due to a $15.8 million increase in impairment and restructuring expenses, partially offset by $0.7 million in reduced expenses for the other categories. General and administrative expenses increased $84,000 from the previous quarter, primarily due to recruiting expenses for recruiting of two new members of the Board of Directors.

Other expense was $174,000 in the fourth quarter, compared to $319,000 in the comparable quarter of the prior year and $160,000 in the previous quarter. The decrease from the comparable quarter of the prior year was primarily due to a write off a $137,000 investment in a wireless systems start-up company that occurred in the prior year that did not recur this year. The increase in other expense from the previous quarter was due to increased interest expense resulting from an increased rate of interest on our bank facility as a result of an amendment that increased our flexibility with regard to our covenants and availability.

Income tax was a $174,000 benefit the current quarter, compared to a $9,000 benefit in the comparable quarter of the prior year and a $25,000 expense in the previous quarter. This was primarily due to recording in the current quarter a deferred tax benefit of $186,000 related to the impairment of intangible assets. In accordance with SFAS 141 “Business Combinations”, in fiscal 2007 we recorded a net $421,000 deferred tax liability related to our acquisition of Cirronet, with the difference being adjusted to goodwill, rather than profit and loss. The current year impairment charge caused an adjustment of this deferred tax item. Normally we record small provisions for state income tax or in some cases adjustments to alternative minimum federal and state income tax accruals.

In the section above entitled “Discontinued Operations”, we describe our actions in discontinuing our Aleier subsidiary. The results of operations from our discontinued operation were a $3.2 million loss for the fourth quarter, compared to a $379,000 loss in the comparable quarter of the prior year and a loss of $733,000 in the previous quarter. Included in the current quarter loss was a $1.9 million impairment of intangible assets and $243,000 in restructuring costs resulting from our decision to discontinue this operation. Without these charges, the loss was $1.1 million. A trend of declining sales and increasing expenses was a primary reason why we decided to discontinue this business.

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

The revolving line of credit is an $11.0 million facility, expiring on December 31, 2010 and thus any outstanding borrowings against this facility are due at that time. The purpose of this amended and restated agreement was to complete the restructuring of our operations and fund in November 2007 the $3.0 million note payment and $2.0 million earn out payment associated with our earlier acquisition of Cirronet Inc. The $3.0 million term note calls for nine equal quarterly payments to the bank starting August 31, 2007.

Financial covenants under the 2007 banking agreement include financial covenants as to the ratio of debt to funds from operations (debt service ratio), profitability, and capital expenditures. On May 30, 2008 and August 29, 2008, our banking agreement was amended to relax the financial covenants for the current fiscal year. The maximum borrowing availability from our inventory collateral was increased from $2.0 to $3.0 million. Our cost for these amendments included fees of $35,000 plus an increase in our loan interest rate of 2% per annum starting June 1, 2008.

We were in compliance with all covenants as of August 31, 2008. The covenants have been set for fiscal 2009. If we meet our plan, we should be able to meet our covenants for fiscal 2009. We are in close communication with our bank and, if required, we will seek appropriate covenant waivers. We have a history of successfully obtaining additional flexibility on our covenants. Should there be a violation of one or more of the financial covenants and we are unable to negotiate a waiver or amendment, the maturity of our debt could be accelerated.

At August 31, 2008, we maintained access to our revolving line-of-credit, which had a loan balance of $9.4 million. Additional loan advances of approximately $1.4 million were available under our current borrowing base as of our year end.

Our new revolving line of credit banking agreement and its status at the end of the year are described in Note 8 to our financial statements included in this report.

Liquidity

Liquidity at August 31, 2008 consisted primarily of $1.3 million of cash and our revolving line of credit facility had a loan availability of approximately $1.4 million from our borrowing base which is based on eligible accounts receivable and inventory.

Net cash provided from our operating activities in the current year was $0.8 million, compared to $0.3 million used in operating activities in the prior year. This was a $1.1 million improvement in cash flow. The primary reason for increased cash provided by operations was a $2.0 million improvement in various working capital items used in operating activities. The biggest factor was a $1.3 million increase in accounts payable, compared with a $0.7 million decrease in the prior year. This is a net $2.0 million change in working capital required. The decrease in accounts payable in the prior year was related to a reduction in accounts payable of our acquired subsidiaries shortly after the acquisitions. This did not recur in fiscal 2008. An increase in inventory in the current year, was offset by a closely related $1.4 million increase in accounts payable. Inventory increased only $0.3 million in fiscal 2007. A portion of the inventory increase and the related increase in accounts payable is related to our move to a fabless business model which has caused a longer order to shipment pipe line and the need to stock additional inventory at the finished goods level. In addition, we have done some stocking of last time buy items as an accommodation for key customers. Also, a portion of this inventory increase (and the related accounts payable increase) occurred in the fourth quarter and reflects lower than planned sales. Since the lead time we give to our contract manufacturers is in some cases in excess of what we are required to give our customers, we buy some standard inventory items based on a forecasted need. From time to time, this results in an unintended increase in inventory that we need to reduce in subsequent periods. We plan to return finished good inventory to normal levels in fiscal 2009. We also plan to pay down the related accounts payable.

Another factor causing a reduction in working capital requirements was a $0.8 million decrease in accounts receivable this year, compared to a $0.6 million increase in accounts receivable in the prior year. This was a net $1.4 million improvement. The reduction in accounts receivable was related to a 15% reduction in sales in the current year’s fourth quarter in comparison to the comparable quarter of the prior year. Collection of our accounts receivable on a days-sales-outstanding measurement is in the mid 50-day range in the current year and the current quarter. Past due accounts remain insignificant.

A smaller negative trend in working capital was related to the reduction in accrued expenses of $0.5 million in the current year, despite an increase in severance accruals that occurred in our fourth quarter. This resulted from the payment of accrued interest in the current year on promissory notes issued in connection with the acquisitions.

A negative factor in current year cash flow was the increased net loss of $20.9 million, compared to only $7.0 million last year. The large impact of non-cash items on cash flow is evident as non-cash items included in net income for the current year amounted to $21.1 million, compared to only $8.2 million in fiscal 2007. The biggest factor was the $15.7 million in impairments of goodwill and other intangible assets for continuing operations. Inventory and fixed asset impairments were $3.4 million in fiscal 2007, compared to only $0.5 million in fiscal 2008. The largest underlying reason for reduced operating cash flow from net income adjusted for non-cash items was the performance of our discontinued operation. The net loss was $4.7 million, offset by $1.9 million in non-cash charges. Thus, a net of $2.8 million in cash flow was lost on the discontinued operations, - another reason why the business was discontinued. The negative cash flow from this operation should be minimal in fiscal 2009.

In summary, operating cash flow in the current year improved $2.0 million due to working capital items, partially offset by $0.8 million in smaller net income adjusted for noncash items. This resulted in a $1.1 million net improvement in operating cash flow and resulted in a $0.8 million positive operating cash flow for the current year.

Operating cash flow for the current quarter was a positive $0.9 million, primarily as a result of a positive $1.4 million in lower working capital requirements, partially offset by a $0.5 million net loss offset by non-cash items. This pattern was very similar to our annual trends. A large impact was a $1.3 million reduction in accounts receivable, related to both lower sales and more importantly a consistent flow of shipments in the current quarter. There was a $1.0 million increase in inventory partially offset by a $0.5 million increase in accounts payable and a $0.4 million increase in accrued expenses related to severance costs. The net loss was $19.5 million, partially offset by $19.0 million in noncash items. The largest non-cash item was the $15.7 million impairment to goodwill and other intangible assets for continuing operations. Again, the largest underlying negative factor for operating cash flow was the $1.3 million loss for the discontinued operation net of noncash charges. Eliminating this burden is expected to produce an improvement in cash flow in fiscal 2009.

We generally had a history of positive operating cash flow, including the current quarter, the current year and many years before fiscal 2007. We believe our core hardware products business is fundamentally profitable with positive operating cash flow. The actions we have taken to reduce costs, including the discontinuation of the Aleier business, is intended to move us towards generating positive cash flow again, despite the potential for decreased sales due to adverse economic conditions. Our plan is to continue to have positive operating cash flow for the next several quarters. We believe continued positive cash flow, as well as access to our credit facilities, will be sufficient to maintain normal operations for fiscal 2009.

Cash used in investing activities was $0.3 million in the current year, compared to $9.5 million for the prior year. The primary investment activity in fiscal 2007 related to our use of $8.6 million in cash (net of acquired cash) to finance the acquisitions. Capital spending was $0.9 million this year, which primarily consisted of various capital improvements made to our owned Dallas facility and the elimination of our Dallas leased facility. We expect this to generate a savings of approximately $0.4 million in annual space costs. This has been almost offset by $0.8 million in proceeds from disposal of capital assets. In fiscal 2009 we expect capital spending to be less than $0.3 million. We do not believe our fabless business model will be capital intensive.

Net cash used in financing activities was $1.1 million in the current year compared to cash generated from financing activities in fiscal 2007 of $6.4 million. In the current year, we paid down a net of $2.2 million of bank debt and acquisitions-related liabilities. In the prior year the cash generated was primarily a $5.7 million net increase in bank loans (net of repayments of bank notes) used to help finance the acquisitions and acquisition related liabilities. In fiscal 2008, $0.6 million was raised from employee stock programs, including exercise of stock options from employees of the acquired companies. This compares to $0.7 million in fiscal 2007. In the current quarter, we paid down $0.6 million in bank debt.

As of August 31, 2008, we had approximately $1.4 million of cash availability under our current banking agreement based upon the borrowing base which is derived from trade accounts receivable and inventory. An additional $1.8 million may become available under our banking agreement if our borrowing base were to increase sufficiently to support increased borrowing. We are not able to say when or if that will happen because of our inability to foresee future orders due to limited lead times on orders placed by our customers.

While we reported positive operating cash flows in recent years, a reduction in sales or gross margins could occur due to economic or other factors. We believe that cash generated from operations, our cash balances and the amounts available under our revolving credit facility will be sufficient to meet our cash requirements for fiscal 2009. If for any reason these sources of funds are not sufficient to meet our requirements, we may be required to raise additional funds. We cannot guarantee that we would be able to obtain additional financing. Should that happen, there could be a material adverse effect on our operations.

Contractual Obligations

The following represent our known contractual obligations as of August 31, 2008 (in thousands):

	Payments Due By Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	Over 5 Years
Contractual Obligations:
Debt Obligations (1)	$9,430	$1,333	$8,097	$0	$0
Capital Lease Obligations (2)	181	68	76	37	0
Operating Lease Obligations (3)	759	278	408	73	0
Purchase Obligations (4)	2,317	2,317	0	0	0

Total	$12,687	$3,996	$8,581	$110	$0

(1)	Includes bank debt and other notes. See Note 8 to our financial statements.

(2)	Includes minimum lease payment obligations for noncancelable capital leases for equipment in affect as of August 31, 2008. See Note 9 to our financial statements.

(3)	Includes minimum lease payment obligations for noncancelable equipment and real-estate leases in effect as of August 31, 2008. See Note 9 to our financial statements.

(4)	These purchase obligations are for inventory items to be sold in the ordinary course of business. The reported amount is the value of commitments required by contracts with several manufacturers for product assembly costs. Amount does not include open purchase orders for raw material. See Note 9 to our financial statements.

Stock Based Compensation Plans

(a) Stock Option Program Description

Our stock compensation program is a broad-based, long-term retention program that is intended to attract and retain talented personnel and align stockholder and employee interests. We currently have five plans (2006 Plan, 1999 Plan, 1997 Plan, 1986 Plan and Director Plan) under which we grant or have granted stock options to employees, directors and consultants. See Note 11 to our financial statements for additional information on our stock-based compensation plans.

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

We adopted SFAS 123(R) for employees and directors for our fiscal year beginning September 1, 2005. In compliance with the standard, we recorded stock-based compensation expense in fiscal years 2008, 2007 and 2006 relating to stock options for employees and directors and our Employee Stock Purchase Plan. Prior to the fiscal 2006, we accounted for our option plans under APB 25 and, accordingly, did not recognize compensation expense for options granted to employees and directors. Options granted to consultants are accounted for under SFAS 123(R) and are valued using the Black-Scholes model. Compensation expense of those options is recognized over the vesting life of the options, which is aligned with the consulting service life. Note 11 to our financial statements sets forth the stock compensation expense recognized in the current and prior two years.

(b) General Option Information

Summary of Option Activity

The following is a summary of stock option activity for the fiscal years ended August 31, 2007 and August 31, 2008.

			Options Outstanding
		Shares Available for Options (#)	Number of Shares (#)	Weighted Average Exercise Price ($)
Balance at	August 31, 2006	574,709	2,032,742	$6.34
	Grants-stock options	(1,089,468)	1,089,468	$1.31
	Grants-restricted stock units	(174,920)	—	—
	Exercises	—	(412,517)	$1.51
	Cancellations	128,618	(128,618)	$8.22
	Restricted stock (issues)/cancels-net	(171,495)	—	—
	Cancellations-restricted stock units	3,425	—	—
	Additional shares reserved	888,417	—	—

Balance at	August 31, 2007	330,781	2,581,075	$4.89
	Grants-restricted stock units	(229,687)	—	—
	Exercises	—	(419,154)	$1.51
	Cancellations-stock options	209,166	(209,166)	$10.60
	Cancellations-restricted stock units	35,387	—	—
	Additional shares reserved	—	—	—

Balance at	August 31, 2008	345,647	1,952,755	$5.01

In-the-Money and Out-of-the-Money Option Information

The following table compares the number of shares subject to option grants with exercise prices below the closing price of our common stock at August 31, 2008 (referred to as “In-the-Money”) with the number of shares subject to option grants with exercise prices equal to or greater than the closing price of our common stock at August 31, 2008 (referred to as “Out-of-the-Money”). The closing price of our common stock at August 31, 2008 was $1.00 per share.

	Exercisable		Unexercisable		Total
As of End of Quarter	Shares (#)	Wtd. Avg. Exercise Price ($)	Shares (#)	Wtd. Avg. Exercise Price ($)	Shares (#)	Wtd. Avg. Exercise Price ($)
In-the-Money	—	—	—	—	—	—
Out-of-the-Money	1,945,254	$5.00	7,501	$6.62	1,952,755	$5.01

Total Options Outstanding	1,945,254	$5.00	7,501	$6.62	1,952,755	$5.01

Recently Issued Accounting Standards

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements.” This new standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The new standard is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. The provisions of the new standard are to be applied prospectively for most financial statements and retrospectively for others as of the beginning of the fiscal year in which the standard is initially applied. We will be required to adopt this new standard in the first quarter of our fiscal 2009. The adoption of this standard will have no impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This standard permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 also includes an amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” which applies to all entities with available-for-sale and trading securities. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, which is our fiscal 2009. The adoption of this standard will have no impact on our consolidated financial statements.

In December 2007, the FASB issued Statement No. 141(Revised 2007), “Business Combinations.” This statement revises and replaces FASB Statement No. 141, “Business Combinations.” This statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. Statement 141 did not define the acquirer, although it included guidance on identifying the acquirer, as does this statement. This statement’s scope is broader than that of Statement 141, which applied only to business combinations in which control was obtained by transferring consideration. By applying the same method of accounting (i.e. the acquisition method) to all transactions and other events in which one entity obtains control over one or more other businesses, this statement improves the comparability of the information about business combinations provided in financial reports. This statement is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008.

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

We are exposed to market risk primarily due to fluctuations in interest rates on our bank debt. As of August 31, 2008, with all other variables held constant, a hypothetical one-percentage point increase in interest rates would result in an increase in interest expense of approximately $94,000 on an annual basis.

A significant portion of our products have a manufacturing process in foreign jurisdictions and are sold in foreign jurisdictions. We manage our exposure to currency exchange fluctuations by denominating most transactions in U.S. dollars. We consider the amount of our foreign currency exchange rate risk to be immaterial as of August 31, 2008 and accordingly have not hedged any such risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is included in Appendix A attached hereto and incorporated by reference.

Item 9A(T).	CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a – 15(f) of the Securities and Exchange Act of 1934. Our internal control over financial reporting system is designed to provide reasonable assurance to management and the Board of Directors regarding the reliability of our financial reporting and the preparation of published financial statements in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal controls over financial reporting as of August 31, 2008, utilizing the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management believes that as of August 31, 2008, our internal controls over financial reporting are effective.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that accurately and fairly reflect, in reasonable detail, transactions and dispositions of assets and provide reasonable assurances that: (1) transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States; (2) receipts and expenditures are being made only in accordance with authorizations of management and our Board of Directors; and (3) unauthorized acquisitions, use, or disposition of assets that could have a material affect on our financial statements are prevented or timely detected.

This annual report does not include an attestation report of our registered public accounting firm regarding internal controls over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is found under the section entitled The Board of Directors in the definitive proxy statement to be filed with the Commission for our next annual meeting of stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is found under the section entitled Proposal No. 2 - Ratification of Independent Registered Public Accounting Firm Selection in the definitive proxy statement to be filed with the Commission for our next annual meeting of stockholders.

PART IV.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1.	Financial Statements. Financial statements are attached as Appendix A to this report. The index to the financial statements is found on page F-1 of Appendix A.

(a) 2.	Financial Statement Schedules. All schedules are omitted since the required information is not present or is not present in amounts sufficient to require a submission of the schedules, or because the information required is included in the financial statements and notes thereto.

(a) 3.	Exhibits. See Exhibit Index in part (b) below.

(b)	Exhibit Index

Exhibits	Previously Filed*	As Exhibit	Description

2.1	Form 8-K (filed 8/28/06)	2.1	Agreement and Plan of Merger dated as of August 24, 2006 by and among the Registrant, CI Acquisition, Inc., Cirronet Inc. and certain other parties thereto

2.2	Form 8-K (filed 8/28/06)	2.2	Agreement and Plan of Merger dated as of August 24, 2006 by and among the Registrant, Aleier Inc., Caver-Morehead Systems, Inc. and the shareholders of Caver-Morehead Systems, Inc.

Exhibits	Previously Filed*	As Exhibit	Description

2.3	Form 8-K (filed 8/28/06)	10.1	Form of Voting and Option Agreement dated as of August 24, 2006 between the Registrant and certain shareholders of Cirronet Inc.

3.1	Form 10-K (Year ended 8/31/94)	3.1	Restated Certificate of Incorporation

3.2	Form 10-K (Year ended 8/31/94)	3.2	Bylaws

4.1			Reference is made to Exhibits 3.1 and 3.2

4.2	Form 8-K (filed 12/29/94)	4.3	Rights Agreement dated as of 12/20/94

4.3	Form 8-K (filed 8/19/96)	4.4	First Amendment to Rights Agreement dated 8/14/96

4.4	Form 10-Q (Quarter ended 11/30/00) (filed 1/16/01)	4.5	Second Amendment to Rights Agreement dated 12/11/00

4.5	Form 8-A/A (Amendment No. 2) (filed 12/17/04)	4.6	Third Amendment to Rights Agreement between Registrant and Equiserve Trust Company, National Association, successor to Fleet National

4.6	Form 10-K (Year ended 8/31/05) (filed 11/17/05)	4.9	Specimen Stock Certificate

10.1	Form 10-K (Year ended 8/31/94)	10.10	Lease Agreement between the Registrant and Jeff Yassai

10.2	Form 10-Q (Quarter ended 2/28/01) (filed 4/16/01)	10.46	Warrant Agreement between Registrant and Wells Fargo Business Credit, Inc. dated as of 12/8/00

10.3	Form 10-Q (2001) (Quarter ended 5/31/01) (filed 7/13/01)	10.51	Manufacturing Agreement between Registrant and Automated Technology (Phil.) Inc. Electronics Corporation dated 2/22/01

10.4	Form 10-K (Year ended 8/31/01) (filed 11/29/01)	10.59	Amendment 1 to Manufacturing Agreement between Registrant and Automated Technology (Phil.) Inc. Electronics Corporation dated 7/19/01

10.5	Form 10-K (Year ended 8/31/02) (filed 11/21/02)	10.72	Product Agreement between Registrant and Tai-Saw Technology Co., LTD dated 9/1/002

Exhibits	Previously Filed*	As Exhibit	Description

10.6	Form 10-K (Year ended 8/31/03) (filed 11/20/03)	10.90	Chairman of the Board of Directors Service Agreement between the Registrant and Michael Bernique dated 5/31/03

10.7	Form 10-K (Year ended 8/31/04) (filed 11/18/04)	10.96	Amended and Restated Manufacturing and Technical Support Agreement between Registrant and Morioka Seiko Instruments, Inc. dated 6/11/04

10.8	Form 8-K (filed 10/27/05)	10.99	Omnibus Cash Incentive Plan of 2005

10.9	Form 8-K (filed 10/27/05)	10.100	Management Incentive Plan of 2005

10.10	Form 10-K (filed 11/17/05)	10.19	1994 Non-employee Director’s Stock Option Plan, as amended

10.11	Form 10-K (filed 11/17/05)	10.20	1994 Notice of Grant of Stock Options and Grant Agreement

10.12	Form 10-K (filed 11/17/05)	10.22	1997 Notice of Grant of Stock Options and Grant Agreement

10.13	Form 10-K (filed 11/17/05)	10.23	1999 Equity Incentive Plan, as amended

10.14	Form 10-K (filed 11/17/05)	10.24	1999 Notice of Grant of Stock Options and Grant Agreement

10.15	Form 8-K (filed 11/22/05)	10.26	Executive Sales Incentive Plan of 2005

10.16	Form 8-K (filed 12/19/05	10.27	Form of Restricted Stock Unit Award

10.17	Form 8-K (filed 1/23/06)	99.1	Employee Stock Purchase Plan as Amended

10.18	Form 8-K (filed 1/23/06)	99.2	1997 Equity Incentive Plan as Amended

10.19	Form 8-K (filed 2/1/06)	99	New member of Board of Directors – William L. Eversole

10.20	Form 8-K (filed 8/28/06)	10.2	Employment Agreement dated as of August 24, 2006 between Registrant and Robert M. Gemmell

Exhibits	Previously Filed*	As Exhibit	Description

10.21	Form 10-K (filed 11/20/06)	10.33	Form of Lock-Up Agreement for the stock of Registrant and Executive shareholders of Cirronet Inc.

10.22	Form 10-K (filed 11/20/06)	10.34	Form of Lock-Up Agreement for the stock of Registrant and General shareholders of Cirronet Inc.

10.23	Form 8-K (filed 1/22/07)	99.1	2006 Equity Incentive Plan

10.24	From 10-Q (Quarter ended 5/31/07) (filed 7/13/07)	10.4	Omnibus Incentive Plan of 2007

10.25	From 10-Q (Quarter ended 5/31/07) (filed 7/13/07)	10.5	Management Incentive Plan of 2007

10.26	Form 10-K (filed 11/29/07)	10.29	Amended and Restated Credit and Security Agreement between Registrant and Well Fargo Bank, National Association dated August 29, 2007

10.27	Form 10-K (filed 11/29/07)	10.30	Manufacturing Agreement between Registrant and Tai-Saw Technology Co., LTD dated August 31, 2007

10.28	Form 10-Q (Quarter ended 5/31/08) (filed 7/14/08)	10.1	First Amendment dated May 30, 2008 to Amended and Restated Credit and Security Agreement between Registrant and Wells Fargo Bank, National Association dated August 29, 2007.

10.29			Form of Indemnity Agreement entered into by the Registrant and each of its officers and directors

10.30			Second Amendment dated August 29, 2008 to Amended and Restated Credit and Security Agreement between Registrant and Wells Fargo Bank, National Association dated August 29, 2007.

10.31			Form of Amended and Restated Change in Control Agreement for certain officers.

Exhibits	Previously Filed*	As Exhibit	Description

10.32			Confidential Agreement and Release between Registrant and Joseph E. Andrulis dated August 29, 2008.

10.33			Confidential Agreement and Release between Registrant and Robert J. Kansy dated August 29, 2008.

23.1			Consent of McGladrey & Pullen LLP, Independent Registered Public Accounting Firm

24.1			Power of Attorney**

31.1			Certificate Pursuant to Section 302 of Sarbanes - Oxley Act of 2002 for CEO

31.2			Certificate Pursuant to Section 302 of Sarbanes - Oxley Act of 2002 for CFO

32.1			Certificate Pursuant to Section 906 of Sarbanes - Oxley Act of 2002 for CEO

32.2			Certificate Pursuant to Section 906 of Sarbanes - Oxley Act of 2002 for CFO

*	Incorporated herein by reference.

**	Filed on the signature page of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, RF Monolithics, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 24th day of November, 2008.

RF MONOLITHICS, INC.

By:	/s/ DAVID M. KIRK
David M. Kirk
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of RF Monolithics, Inc. and in the capacities indicated on the 24th day of November, 2008.

/s/ DAVID M. KIRK David M. Kirk CEO, President & Director	/s/ WILLIAM L. EVERSOLE William L. Eversole Director

/s/ HARLEY E. BARNES III Harley E. Barnes III CFO	/s/ RICK L. HERRMAN Rick Herrman Director

/s/ MICHAEL R. BERNIQUE Michael R. Bernique Chairman	/s/ FRANCIS J. HUGHES, JR. Francis J. Hughes, Jr. Director

/s/ DEAN C. CAMPBELL Dean C. Campbell Director	/s/ JONATHAN W. LADD Jonathan W. Ladd Director

APPENDIX A

FINANCIAL STATEMENTS

RF MONOLITHICS, INC.

INDEX TO FINANCIAL STATEMENTS -

ITEM 8 OF FORM 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of RF Monolithics, Inc.:

We have audited the accompanying consolidated balance sheets of RF Monolithics, Inc. as of August 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended August 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RF Monolithics, Inc. as of August 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2008, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management’s assessment of the effectiveness of RF Monolithics, Inc.’s internal control over financial reporting as of August 31, 2008, included in the accompanying Management’s Report on Internal Control over Financial Reporting and, accordingly, we do not express an opinion thereon.

/s/ MCGLADREY & PULLEN, LLP

Dallas, Texas

November 24, 2008

RF MONOLITHICS, INC.

CONSOLIDATED BALANCE SHEETS

AUGUST 31, 2008 AND 2007

(In Thousands, except par value)

	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,254	$2,404
Trade receivables - net	8,434	9,022
Inventories - net	9,539	8,588
Prepaid expenses and other	265	387
Assets of discontinued operations	174	809

Total current assets	19,666	21,210
PROPERTY AND EQUIPMENT - Net	3,090	3,821
GOODWILL	556	10,904
INTANGIBLES - Net	2,073	8,514
OTHER ASSETS - Net	902	939
ASSETS OF DISCONTINUED OPERATIONS	79	2,275

TOTAL	$26,366	$47,663

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long term debt - bank	$1,333	$1,333
Notes payable - other	—	3,118
Capital lease obligations - current portion	48	52
Acquisition earnout payable	—	2,000
Accounts payable - trade	5,406	4,046
Accrued expenses and other current liabilities	2,073	2,720
Liabilities of discontinued operations	321	170

Total current liabilities	9,181	13,439
LONG-TERM DEBT - Less current portion:
Notes payable - bank	8,097	5,176
Capital lease obligations	96	57

Total long-term debt	8,193	5,233
DEFERRED TAX LIABILITIES - Net	236	421

Total liabilities	17,610	19,093

STOCKHOLDERS’ EQUITY:
Common stock: $.001 par value, 20,000 shares authorized; 9,812 and 9,278 shares issued in 2008 and 2007, respectively	10	9
Additional paid-in capital	50,050	48,976
Common stock warrants	86	86
Treasury stock, 36 common shares at cost	(227)	(227)
Accumulated deficit	(41,163)	(20,274)

Total stockholders’ equity	8,756	28,570

TOTAL	$26,366	$47,663

See notes to consolidated financial statements. The reported amounts for fiscal 2007 have been adjusted from previous reports because of classification of discontinued operations.

RF MONOLITHICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED AUGUST 31, 2008, 2007, AND 2006

(In Thousands, Except Per-Share Amounts)

	2008	2007	2006
SALES	$54,661	$55,179	$54,162
COST OF SALES	34,099	37,677	38,814

GROSS PROFIT	20,562	17,502	15,348
OPERATING EXPENSES:
Research and development	7,101	8,155	4,651
Sales and marketing	8,403	8,598	6,667
General and administrative	4,301	4,039	3,284
Restructuring and fixed asset impairment	858	1,961	—
Impairment - goodwill and intangibles	15,654	—	—

Total	36,317	22,753	14,602

INCOME (LOSS) FROM OPERATIONS	(15,755)	(5,251)	746
OTHER INCOME (EXPENSE):
Interest income	17	61	203
Interest expense	(707)	(814)	(66)
Other	122	(93)	(252)

Total	(568)	(846)	(115)

INCOME (LOSS) BEFORE INCOME TAXES	(16,323)	(6,097)	631
Income tax expense (benefit)	(125)	(2)	50

INCOME (LOSS) FROM CONTINUING OPERATIONS	(16,198)	(6,095)	581
LOSS FROM DISCONTINUED OPERATIONS	(4,691)	(931)	—

NET INCOME (LOSS)	$(20,889)	$(7,026)	$581

EARNINGS (LOSS) PER SHARE:
Basic from continuing operations	$(1.68)	$(0.67)	$0.07
Basic from discontinued operations	(0.49)	(0.10)	—

Basic	$(2.17)	$(0.77)	$0.07

Diluted from continuing operations	$(1.68)	$(0.67)	$0.07
Diluted from discontinued operations	(0.49)	(0.10)	—

Diluted	$(2.17)	$(0.77)	$0.07

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	9,627	9,066	8,014

Diluted	9,627	9,066	8,398

See notes to consolidated financial statements. The reported amounts for fiscal 2007 have been adjusted from previous reports because of classification of discontinued operations.

RF MONOLITHICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

YEARS ENDED AUGUST 31, 2008, 2007, AND 2006

(In Thousands)

	Common Stock		Additional Paid-in Capital	Stock Warrants		Treasury Stock	Accumulated Deficit	Total

	Shares	Amount		Shares	Amount
BALANCE, SEPTEMBER 1, 2005	7,949	$8	$36,992	60	$128	$(227)	$(13,829)	$23,072
Common stock issuances:
Stock warrants exercised	12	—	42	(30)	(42)	—	—	—
Stock options exercised	89	—	311	—	—	—	—	311
Employee Stock Purchase Plan	44	—	209	—	—	—	—	209
Stock-based compensation	—	—	603	—	—	—	—	603
Net income	—	—	—	—	—	—	581	581

BALANCE, AUGUST 31, 2006	8,094	8	38,157	30	86	(227)	(13,248)	24,776
Common stock issuances:
Stock for acquisition	709	1	4,297					4,298
Restricted stock units issued	24	—	(36)					(36)
Stock options exercised	412	—	621					621
Employee Stock Purchase Plan	39	—	170					170
Issuance of stock options for acquisition	—	—	5,174					5,174
Buyout and cancel consultant stock options	—	—	(19)					(19)
Stock-based compensation	—	—	612					612
Net loss	—	—	—	—	—	—	(7,026)	(7,026)

BALANCE, AUGUST 31, 2007	9,278	9	48,976	30	86	(227)	(20,274)	28,570
Common stock issuances:
Restricted stock units issued	79	—	(166)					(166)
Stock options exercised	419	1	629					630
Employee Stock Purchase Plan	36	—	103					103
Stock-based compensation	—	—	508					508
Net loss	—	—	—	—	—	—	(20,889)	(20,889)

BALANCE, AUGUST 31, 2008	9,812	$10	$50,050	30	$86	$(227)	$(41,163)	$8,756

See notes to consolidated financial statements.

RF MONOLITHICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED AUGUST 31, 2008, 2007, AND 2006

(In Thousands)

	2008	2007	2006
OPERATING ACTIVITIES:
Net income (loss) from continuing operations	$(16,198)	$(6,095)	$581
Net loss from discontinued operations	(4,691)	(931)	—
Noncash items included in net income (loss):
Depreciation and amortization	1,410	2,350	2,161
Amortization of intangible assets	1,135	1,478	—
Goodwill and intangible impairment - continuing operations	15,654	—	—
Deferred income tax	(185)	—	—
Charge for inventory obsolescence and fixed asset impairment	543	3,377	155
Provision for trade receivable allowance	63	27	52
Stock-based compensation	488	607	603
Gain on disposal of property and equipment	(470)	(44)	(48)
Noncash items included in net loss from discontinued operations	2,454	385	(48)
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables	768	(575)	(968)
Inventories	(1,379)	(276)	(657)
Prepaid expenses and other	306	(50)	(132)
Accounts payable - trade	1,328	(734)	564
Accrued expenses and other liabilities	(464)	126	393

Net cash provided by (used in) operating activities	762	(355)	2,656

INVESTING ACTIVITIES:
Payments for business acquisitions, net of cash acquired	—	(8,589)	—
Acquisition of property and equipment	(856)	(744)	(2,277)
Proceeds from disposition of property and equipment	785	124	136
Change in other assets	(158)	(326)	(586)

Net cash used in investing activities	(229)	(9,535)	(2,727)

FINANCING ACTIVITIES:
Borrowings on notes payable	—	4,000	—
Net borrowings on bank revolver note	3,920	3,842	—
Repayments of notes payable and acquisition earnout payable	(6,118)	(2,004)	—
Repayments of capital lease and other third party financing	(53)	(51)	(90)
Change in other liabilities	—	(76)	(10)
Proceeds from common stock and warrants issued	568	736	520

Net cash (used in) provided by financing activities	(1,683)	6,447	420

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,150)	(3,443)	349
CASH AND CASH EQUIVALENTS:
Beginning of year	2,404	5,847	5,450

End of year	$1,254	$2,404	$5,799

SUPPLEMENTAL INFORMATION:
Interest paid	$750	$544	$2
Income taxes (refunded) paid	$37	$(41)	$10
Assets from acquisitions	$—	$(26,837)	$—
Liabilities and equity from acquisitions	$—	$18,248	$—
Cash paid for acquisitions, net of cash received	$—	$(8,589)	$—
Assets acquired under capital lease	$88	$—	$—

See notes to consolidated financial statements.

RF MONOLITHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED AUGUST 31, 2008, 2007 AND 2006

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Statement Preparation is in conformity with accounting principles generally accepted in the United States. As such, we are required to make certain estimates and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the periods presented. We have listed below our most significant accounting policies and estimates, which we think are the most critical to fully understanding and evaluating our reported financial results. Please keep the following policies and estimates in mind when reading the accompanying financial statements and related footnotes.

Revenue is recognized for the most part when we ship the product to the customer. The exceptions are revenue from service projects from our discontinued Aleier subsidiary and consignment programs for several customers. Together, these account for less than 5% of the current fiscal year sales. Revenue from Aleier service projects was recognized on a percentage of completion basis. We recognize sales from consigned products when the customer pulls the product for use from the consigned inventory.

In all cases, we recognize product sales at the point at which legal title passes to the customer. Our standard terms and conditions are FOB our factory (or in the case of our contract manufacturers, their factory). We permit the return of defective products and accept limited amounts of product returns in other instances on a case-by-case basis. Accordingly, we provide allowances for the estimated amounts of these returns based on historical experience when we recognize revenue. A small portion of our revenue is derived from engineering design services performed for customers.

Cash Equivalents represent liquid investments with maturities at the date of purchase of three months or less.

Trade Receivables consist primarily of amounts due from customers for product shipped to them. We perform credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current creditworthiness. We continuously monitor collections and payments from customers and maintain an allowance for doubtful accounts based upon historical experience and specific customer information. If events occur causing collectibility of outstanding trade receivables to become unlikely, we record an increase to our allowance for doubtful accounts. When all collection attempts (including a collection agency) have proven unsuccessful, the customer’s account is written off to the allowance for doubtful accounts. We maintain credit insurance on major foreign customer balances and have a relatively diversified customer base.

Inventories are valued at the lower of: (i) the actual cost to purchase or manufacture the inventory (on a first-in, first-out basis) or (ii) the current estimated market value of the inventory. We use a standard cost system to estimate the actual costs of inventory and regularly review actual costs and the estimated market value of inventory to standard costs. Significant changes to our purchasing or manufacturing costs (either an increase or a decrease) could cause material changes to the valuation of our inventory when we adjust standard costs to reflect the change.

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

In recent years, we have written off significant amounts of inventory. In the current year, we provided $488,000 in inventory loss provisions. In the prior fiscal year, we provided a total of $1.6 million in inventory losses, including $1.2 million in inventory related to our transition to a fabless business model. Inventory write-downs in the other years presented were much smaller.

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

Goodwill and Other Intangible Assets with indefinite lives are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS) No. 142, “Goodwill and Other Intangible Assets”. We assess the impairment of acquisition goodwill and intangibles on an annual basis or whenever events or changes in circumstances indicate that the fair value is less than its carrying value. Factors that we consider important which could trigger an impairment review include a reduction in our market capitalization in relation to our net worth, poor economic performance relative to historical or projected future operating results, significant negative industry, economic or company specific trends, and changes in the manner of our use of the assets or the plans for our business.

SFAS 142 requires a two-step goodwill impairment test whereby the first step, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount including goodwill. The fair value of each reporting unit is estimated using a discounted cash flow methodology. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, the useful life over which cash flows will occur, and determination of our weighted cost of capital. If the fair value of a reporting unit is below its carrying amount, goodwill of the reporting unit is considered impaired and the second test is performed. The second step of the impairment test is performed when required and compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment is recognized in an amount equal to that excess.

Based on the goodwill tests for impairment performed during the quarter ended August 31, 2008, management determined that there was a material impairment of goodwill and intangibles with indefinite lives. In addition, goodwill for our Aleier subsidiary was written off when we discontinued this business. See Notes 2, 6 and 17 regarding charges for impairment on our Cirronet and Aleier subsidiaries for goodwill and trademarks.

Impairment of Long-lived Assets is evaluated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which requires an entity to review long-lived tangible and amortizable intangible assets for impairment and recognize a loss if expected future undiscounted cash flows are less than the carrying amount of the assets. Such losses are measured as the difference between the carrying value and the estimated fair value of the assets. The estimated fair values of our tangible fixed assets that are subject to impairment are determined by using an annually updated appraisal. The estimated fair value of our amortizable intangible assets that were set up from acquisitions is determined annually based on expected discounted future cash flows to assess any impairment. Conditions that would necessitate an impairment assessment include material adverse changes in operations, significant adverse differences in actual results in comparison with initial valuation forecasts prepared at the time of acquisition, a decision to abandon acquired products, services or technologies, or other significant adverse changes that would indicate the carrying amount of the recorded asset might not be recoverable.

Based on the measurements for impairment performed during the quarter ended August 31, 2008, management determined that there was a material impairment of the net carrying amount of intangibles being amortized over estimated lives. See Notes 6 and 17 regarding charges related to impairment of amortizable intangible assets of our Cirronet business unit and other tangible assets. Also, see Notes 2 and 6 regarding the discontinued operations status of our Aleier business unit and the associated write-off of assets including acquisition goodwill and intangibles.

Other Assets include patent and product certification with governmental agency costs that are amortized over the estimated useful lives of the patents and certifications, which are generally five and three years respectively. Costs for patent applications denied are written off in the period in which the denial is received.

Financial Instruments that potentially subject us to an interest and credit risk consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and debt instruments, the carrying value of which are a reasonable estimate of their fair values due to their short maturities or variable interest rates.

Accrued Medical Benefits - We largely self-insure the payment of medical benefits to our employees. Consequently, we regularly estimate the value of unpaid benefits based upon historical trends and use that information to record our liability for benefits that have been incurred but not yet paid. We have stop loss insurance protection to cover the costs of medical claims over certain deductible amounts for any given plan year for an individual claimant or in the aggregate for all our covered employees. However, medical claims may significantly and unexpectedly increase or decrease over a short period of time, in which case our reserve for unpaid claims may no longer be accurate. This could cause us to either increase or decrease medical expense and the corresponding reserve in a material way in the period in which the change occurred.

Research and Development Costs are expensed as incurred. These costs do not include nonrecurring engineering costs related to contract technology development sales, which are included in cost of sales.

Income Taxes - Deferred income taxes are provided using the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Due to historical losses and a limited history of taxable income, we maintain a significant valuation allowance on our deferred tax assets. Deferred tax assets and liabilities are adjusted for the effects of the changes in tax laws and rates of the date of enactment. Reported net deferred tax liabilities of $0.2 million are the result of our acquisition of Cirronet in fiscal 2007 and subsequent impairment of trademarks in fiscal 2008.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of any benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Interest and penalties associated with unrecognized tax benefits are classified as other expense in the statement of income. There was no interest or penalties during the current year on the federal or state tax level.

Earnings per Share is computed by dividing the net earnings by the weighted average shares of our common stock outstanding during the period. Diluted earnings per share is computed by dividing net earnings by the weighted average number of common and potentially dilutive shares, from dilutive stock options, restricted stock units and warrants to purchase common stock outstanding during each year. The dilutive effect of the options, restricted stock units and warrants to purchase common stock are excluded from the computation of diluted net loss per share if their effect is antidilutive. The number of common stock equivalents excluded from the diluted net loss per share computation at August 31, 2008, 2007 and 2006 because they were antidilutive were options, restricted stock units and warrants in the amount of 2,318,055 and 2,859,687 and 1,155,851, respectively. Because fiscal years ending August 31, 2008 and 2007 were a net loss, all of the outstanding options, restricted stock units and warrants are considered antidilutive.

Stock-Based Compensation - We adopted SFAS 123(Revised 2004), “Share-Based Payment”, or SFAS 123(R), for our fiscal year beginning September 1, 2005. In compliance with the standard, we recorded stock-based compensation expense in fiscal years 2008, 2007 and 2006 related to options for employees and directors and for our Employee Stock Purchase Plan, or ESPP. The fair value of stock options granted and favorable pricing of our stock offered under the ESPP is determined using the Black-Scholes model. Prior to the fiscal year 2006, we accounted for our option plans and ESPP under APB 25 and, accordingly, did not recognize compensation expense for options granted to employees and directors or for our ESPP. Compensation expense for options granted to consultants has been recorded in the current and prior years and is recognized over the vesting life of the options, which is aligned with the term of the consulting service.

In fiscal year 2006, we changed from granting stock options as the primary means of stock compensation to granting restricted stock units, or RSUs. The fair value of any RSU grant is based on the market value of our shares included in the RSU on the date of grant and is recognized as compensation expense over the vesting period.

Recently Issued Accounting Standards - In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements.” This new standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The new standard is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. The provisions of the new standard are to be applied prospectively for most financial statements and retrospectively for others as of the beginning of the fiscal year in which the standard is initially applied. We will be required to adopt this new standard in the first quarter of our fiscal 2009. The adoption of this standard will have no impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This standard permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 also includes an amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” which applies to all entities with available-for-sale and trading securities. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, which is our fiscal 2009. The adoption of this standard will have no impact on our consolidated financial statements.

In December 2007, the FASB issued Statement No. 141(Revised 2007), “Business Combinations.” This statement revises and replaces FASB Statement No. 141, “Business Combinations.” This statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. Statement 141 did not define the acquirer, although it included guidance on identifying the acquirer, as does this statement. This statement’s scope is broader than that of Statement 141, which applied only to business combinations in which control was obtained by transferring consideration. By applying the same method of accounting (i.e. the acquisition method) to all transactions and other events in which one entity obtains control over one or more other businesses, this statement improves the comparability of the information about business combinations provided in financial reports. This statement is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008.

2.	DISCONTINUED OPERATIONS

On August 12, 2008, our Board of Directors approved a plan to exit our Aleier software and services business. Our decision was in response to the unsatisfactory financial performance and business outlook for the software and services business and the expected continuation of such financial performance. See the MD&A section of this report for further information on this.

Under the exit plan, Aleier will cease to provide services and support of its software products, and will cease to market its Computerized Maintenance Management Systems (CMMS) software, subject to satisfaction of outstanding contractual commitments. We anticipate cash charges of approximately $700,000 related to severance, other employee related costs and business closure costs. Most of these costs were accrued for in fiscal 2008. Termination of a majority (10) of the Aleier employees occurred on August 29, 2008. The remainder will assist in winding down the business and expect to be terminated by the end of the 2008 calendar year. The cash impact of these costs will be experienced throughout most of fiscal 2009. Additionally, we have recorded impairment and restructuring non-cash charges of approximately $1.9 million related to the carrying value of goodwill and intangibles resulting from the cessation of the Aleier operation. See Note 6 for details regarding the Aleier goodwill and intangibles. These charges are included in the loss from discontinued operations line on our Consolidated Statements of Operations. We are treating the Aleier subsidiary as a discontinued operation in the financial statements included in this report. This classification is in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The Aleier business was part of the Wireless Solutions segment.

The relatively small amount of fixed assets remaining (mostly computer equipment) will be used by the parent company. Some of the computer servers will need to stay in place to support existing customer contracts for hosting the Aleier software. We are attempting to sell the Aleier software technology. Any expected revenue is considered to be immaterial.

Operating results of the discontinued operations were as follows (in thousands):

	Fiscal Years Ended August 31,
	2008	2007	2006
Sales	$1,442	$1,193	$—
Net loss from discontinued operations	(4,691)	(931)	—

The following are major classes of assets and liabilities related to the discontinued operations (in thousands):

	Balances August 31,
	2008	2007
Assets:
Accounts Receivable	$170	$561
Inventory	—	60
Prepaid expenses and other	4	188
Property and Equipment - net	79	70
Goodwill	—	399
Intangibles - net	—	1,806

Total	$253	$3,084

Liabilities:
Accounts Payable	$40	$71
Accrued expensed and other	281	99

Total	$321	$170

3.	TRADE RECEIVABLES

Trade Receivables consist of the following (in thousands):

	2008	2007
Trade Receivables	$8,497	$8,991
Other receivables	240	276
Allowance for trade receivables	(303)	(245)

Total	$8,434	$9,022

Allowance activity is as follows (in thousands):

	2008	2007	2006
Beginning balance	$245	$260	$398
Provision for trade receivables	63	27	52
Write-offs	(5)	(42)	(190)

Ending balance	$303	$245	$260

The reported amounts for fiscal 2007 have been reduced $561 from previous reports because of classification for discontinued operations.

4.	INVENTORIES

Inventories consist of the following (in thousands):

	2008	2007
Raw materials and supplies	$3,755	$3,241
Work in process	732	1,720
Finished goods	7,406	6,111

Total gross inventories	11,893	11,072
Less inventory reserves	(2,354)	(2,484)

Total inventories - net	$9,539	$8,588

Reserve activity is as follows (in thousands):
	2008	2007	2006
Beginning balance	$2,484	$896	$1,030
Disposals	(618)	(330)	(289)
Provision for inventory disposals	488 *	1,918	155

Ending balance	$2,354	$2,484	$896

*	Includes $338 reserve from acquisitions.

The reported amounts for fiscal 2007 have been reduced $60 from previous reports because of classification for discontinued operations.

5.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	2008	2007
Land and improvements	$426	$426
Building and improvements	2,001	2,650
Machinery and equipment	15,262	28,625
Test fixtures	—	408
Construction in progress	40	238
Leasehold improvements	558	558
Computer software	3,055	3,862
Office furniture	382	420

Total	21,724	37,187
Less accumulated depreciation and amortization	18,634	33,366

Property and equipment—net	$3,090	$3,821

Construction in progress includes computer software and other fixed assets not yet placed in service. The reported net amounts for fiscal 2007 have been reduced $70 from previous reports because of classification for discontinued operations.

6.	GOODWILL AND INTANGIBLE ASSETS

The composition of our goodwill and intangible assets from acquisitions in fiscal 2007 and subsequent amortizations and impairments as of August 31, 2008 are as follows (in thousands except for years):

	Gross Carrying Amount	Weighted Average Life (Years)	Amortize FY2007	Amortize FY2008	Impaired FY2008
Aleier business unit
Goodwill	$399	Indefinite	$—	$—	$399
Intangibles:
Non-compete agrmt.	38	3	13	12	13
Contractual backlog	25	1	25	—	—
Customer relations	33	8	4	4	25
Technology	1,971	7	219	315	1,437

Total for Aleier	$2,466		$261	$331	$1,874
Cirronet business unit
Goodwill	$10,904	Indefinite	$—	$—	$10,348
Intangibles:
Non-compete agrmt.	27	5	5	6	—
Trademark	1,240	Indefinite	—	—	546
Contractual backlog	53	0.75	53	—	—
Customer relations	1,550	9	172	172	477
Technology	6,831	7	957	957	4,283

Total for Cirronet	$20,605		$1,187	$1,135	$15,654

Grand total	$23,071		$1,448	$1,466	$17,528

Summary expense classification:
Cost of Sales			$53	$—	$—
Research & Development			957	957	—
Sales & Marketing			177	178	—
Impairment			—	—	15,654
Discontinued Operations			261	331	1,874

Grand total			$1,448	$1,466	$17,528

				Amount
Estimated Intangible Asset Amortization Expense:
Year ended August 31, 2009				$241
Year ended August 31, 2010				210
Year ended August 31, 2011				210
Year ended August 31, 2012				205
Year ended August 31, 2013				205

See also, Notes 2 and 17 regarding the facts and circumstances of the discontinued operations and impairment.

7.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	2008	2007
Accrued payroll and compensation, including accrued medical benefits	$1,417	$1,673
Other accrued expenses	656	1,047

Total	$2,073	$2,720

The reported amounts for fiscal 2007 have been reduced $99 from previous reports because of classification for discontinued operations.

8.	CREDIT FACILITIES

Our debt at August 31 consisted of the following (in thousands):

	2008	2007
Bank revolving line-of-credit	$7,763	$3,842
Bank term note	1,667	2,667
Other notes	—	3,118

Total	9,430	9,627
Less: Current portion	1,333	4,451

Long-term portion	$8,097	$5,176

The $3.0 million term note calls for nine equal quarterly payments of $333,333 to the bank starting August 31, 2007. The revolving line of credit expires on December 31, 2010 and thus any outstanding borrowings against this facility are due at that time. As of August 31, 2008, our revolving line of credit facility had additional availability of approximately $1.4 million. Financial covenants under the revolving credit arrangement include financial covenants as to the ratio of debt to funds from operations (debt service ratio), profitability, and capital expenditures.

On May 30, 2008 and August 29, 2008, our banking agreement was amended to revise the financial covenants for the current fiscal year. The maximum borrowing availability from our inventory collateral was increased from $2.0 to $3.0 million. Our cost for these amendments included fees of $35,000 plus an increase in our loan interest rate of 2% starting June 1, 2008. The loan covenants for our next fiscal year have been reset according to the agreement.

The interest rate on all borrowings under our banking agreement is based on either bank prime or LIBOR. The interest rate changes periodically and can be fixed for up to a three-month period. The interest rates on borrowings as of August 31, 2008 range from 6.97% to 7.00% with a weighted average of 6.99%.

Scheduled installment payments and expected repayments are as follows (in thousands):

Fiscal year ending August 31:
2009	$1,333
2010	334
2011	7,763

Total credit facility payments	$9,430

9.	LEASES AND CONTINGENCIES

Leases - We have entered into non-cancelable capital and operating lease agreements for some of our facilities and certain equipment. Rent expense under the operating leases in fiscal years 2008, 2007, and 2006 was $586,000, $581,000, and $212,000, respectively. The amounts for fiscal years 2008 and 2007 include rent expense for companies acquired at the beginning of fiscal 2007. Minimum future rental commitments under the capital and operating leases at August 31, 2008 are as follows (in thousands):

	Capital Lease Obligations	Operating Leases
Fiscal year ending August 31:
2009	$68	$278
2010	52	257
2011	24	151
2012	21	41
2013	16	32
Thereafter	—	—

Total minimum payments	$181	$759

Less amount representing interest	(37)

	$144

Purchase commitments – We have contractual relationships with several manufacturers to produce our products. See the section titled Manufacturing in Part I of this Form 10-K for additional information on our contract manufacturers. The agreements with these manufacturers call for us to make certain purchase commitments. The total amount of the purchase commitments as of August 31, 2008 was approximately $2.3 million.

Litigation - We are involved in routine litigation from time to time incidental to the conduct of our business. Such litigation is not expected to have a material effect on our financial position, results of operations or cash flows.

10.	CAPITAL STOCK

Preferred Stock - Preferred stock of 5,000,000 shares with $.001 par value is authorized; none was issued or outstanding at August 31, 2008 and 2007. Rights, preferences and other terms of the preferred stock will be determined by the Board of Directors at the time of issuance.

Warrants - As of August 31, 2008, there were 30,000 warrants outstanding at a grant price of $5.00 per share. These were granted to our bank in December 2000 and will expire in December 2010. The warrants are to purchase shares of common stock.

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

11.	STOCK-BASED COMPENSATION PLANS

In compliance with SFAS 123(Revised 2004), “Share-Based Payment”, or SFAS 123(R), we recorded stock-based compensation expense for the years ended August 31, 2008, 2007 and 2006 related to options for employees and directors and our Employee Stock Purchase Plan, or ESPP. The fair value of stock options granted and favorable pricing of our stock offered under the ESPP is determined using the Black-Scholes model. Compensation expense for consultant options has been recorded in the current and prior years and is recognized over the vesting life of the options, which is aligned with the consulting service life.

In fiscal year 2006, we changed from granting stock options as the primary means of stock compensation to granting restricted stock units, or RSUs. The fair value of any RSU grant is based on the market value of our shares included in the RSU on the date of grant and is recognized as compensation expense over the vesting period.

The following table illustrates the stock compensation expense recognized in our fiscal years 2008, 2007 and 2006. Compensation expense recognized in thousands was:

	Years Ended August 31,
	2008	2007	2006
Stock Compensation Expense:
Stock options for employees and directors	$46	$118	$430
Employee Stock Purchase Plan	23	41	41
Stock options for consultants	—	14	34
Restricted Stock Units	439	439	98

Totals	$508	$612	$603

As of August 31, 2008, we had an aggregate of 2.2 million shares authorized for issuance under our active equity plans. The equity plans provide for the issuance of common shares pursuant to stock option exercises, issuance of restricted stock grants and restricted stock units. As of August 31, 2008, there were an aggregate of 2.0 million grants outstanding under the plans and approximately 345,000 shares available for grant under the plans. Under the equity plans, stock options, restricted stock grants and restricted stock units can be issued to employees, non-employee directors and consultants.

Our stock compensation program is a broad-based, long-term retention program that is intended to attract and retain talented personnel and align stockholder and employee interests. We currently have six plans (2006 Plan, 2003 Plan, 1999 Plan, 1997 Plan, 1986 Plan and Director Plan) under which we may grant or have granted stock options and/or RSUs to employees, directors and consultants. We assumed stock options (the “Assumed Cirronet Options”) granted by Cirronet Inc., which we acquired in September 2006. These options (referred to as the 2003 Plan) were assumed as fully vested. Granted options generally vest at a rate of one forty-eighth each month. The exercise price of each option equals the market price of our stock on the date of grant and each option generally expires ten years after the date of grant. The RSUs generally vest at a rate of one-fourth at each anniversary of the grant date. The vested shares are issued to the grantee at each vesting date.

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

Stock Options - There were no stock option grants in fiscal years 2008 and 2007 as compared to 6,000 incentive stock option grants to employees in fiscal year 2006. Options to purchase 209,166 shares of stock were cancelled in the current year due to employee terminations and option period expirations.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for all stock option grants in the year indicated:

	Years Ended August 31,
	2008	2007	2006
Expected dividend yield	n/a	n/a	0
Risk-free interest rate	n/a	n/a	4.5%
Expected life of options (years)	n/a	n/a	6.0
Assumed volatility	n/a	n/a	71%

The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield in effect at the time of grant. The expected life of the options is the average of the vesting life and the contractual life of the option. Volatility is calculated in the Black Scholes model based on historic stock prices for the same term as the expected life of options.

The summary of stock option activity for fiscal years 2008, 2007 and 2006 follows:

	Fiscal Year 2008
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($000)
Outstanding at September 1, 2007	2,581,075	$4.89
Exercised	(419,154)	$1.51
Expired/cancelled	(209,166)	$10.60

Outstanding at August 31, 2008	1,952,755	$5.01	3.4	$0.0

Exercisable at August 31, 2008	1,945,254	$5.00	3.4	$0.0

	Fiscal year 2007
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($000)
Outstanding at September 1, 2006	2,032,742	$6.34
Granted (part of Cirronet acquisition)	1,089,468	$1.31
Exercised	(412,517)	$1.51
Expired/cancelled	(128,618)	$8.22

Outstanding at August 31, 2007	2,581,075	$4.89	4.2	$3,590

Exercisable at August 31, 2007	2,555,722	$4.87	4.1	$3,590

	Fiscal year 2006
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($000)
Outstanding at September 1, 2005	2,227,075	$6.29
Granted	6,000	$5.01
Exercised	(89,254)	$3.49
Expired/cancelled	(111,079)	$7.49

Outstanding at August 31, 2006	2,032,742	$6.34	4.8	$2,276

Exercisable at August 31, 2006	1,950,323	$6.37	4.7	$2,173

The aggregate intrinsic values in the tables above are calculated using the market price on August 31, 2008 of $1.00, August 31, 2007 of $4.87 and August 31, 2006 of $6.19. The weighted-average grant-date fair value of options granted in fiscal year 2006 was $2.72. The total intrinsic value of options exercised during fiscal years 2008, 2007 and 2006 was $732,048, $917,659 and $224,780, respectively. Intrinsic values of nonqualified or disqualifying ISO options exercised will result in a deduction for tax purposes.

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

The following table summarizes information about stock options outstanding at August 31, 2008 for all six plans:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at August 31, 2008	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at August 31, 2008	Weighted- Average Exercise Price
$1.34 to $ 2.44	387,827	6.77 years	$1.46	387,827	$1.46
$2.66 to $ 3.88	380,717	3.74 years	$3.06	380,717	$3.06
$3.96 to $ 4.56	218,487	4.59 years	$4.27	218,487	$4.27
$4.88 to $ 7.50	601,182	3.16 years	$6.31	593,681	$6.31
$7.56 to $13.06	364,542	3.29 years	$3.99	364,542	$3.99

Totals	1,952,755			1,945,254

As of August 31, 2008, there was a total of $35,933 of unrecognized compensation cost related to nonvested stock options granted. The total cost is expected to be recognized over a weighted-average period of 1.0 years.

Restricted Stock Units - In fiscal year 2006, we changed from granting stock options as a primary means of stock compensation to granting RSUs. We grant RSUs under our stockholder-approved 2006 Equity Incentive Plan, or 2006 Plan. Each RSU represents the right to receive a share of common stock and typically is subject to vesting requirements, normally on an annual basis over four years. Stock is issued to the grantee at each vesting date. The fair value of RSUs on the date of vesting in fiscal year 2008 and 2007 was approximately $593,000 and $150,000, respectively. No RSUs vested in fiscal year 2006. When the stock is issued at vesting, the employee may elect to have fewer shares issued, with the amount of the reduction used to cover the minimum income and social security tax withholding requirements under IRS rules. The reduction in shares issued to employees to cover these taxes were 28,466 shares in fiscal year 2008 and 7,306 shares in fiscal 2007. The fair value of any RSUs granted is the market price of the common stock on the date of grant and is recognized as compensation expense over the vesting period. As of August 31, 2008, there was a total of approximately $1.0 million of unrecognized compensation cost related to unvested RSUs. The total cost is expected to be recognized over a weighted-average period of 2.6 years. The following table sets forth the status of our RSU compensation activity for fiscal years 2006, 2007 and 2008:

Nonvested Shares	Shares	Weighted- Average Grant- Date Fair Value
Nonvested at November 30, 2005	0	$0.00
Granted	110,950	$5.69
Vested	0	$0.00
Cancelled	(2,900)	$5.69

Nonvested at August 31, 2006	108,050	$5.69
Granted	174,920	$5.02
Vested	(30,933)	$5.60
Cancelled	(3,425)	$5.46

Nonvested at August 31, 2007	248,612	$5.23
Granted	229,687	$2.83
Vested	(107,612)	$5.21
Cancelled	(35,387)	$3.93

Nonvested at August 31, 2008	335,300	$3.73

Employee Stock Purchase Plan - In 1994, we adopted an employee stock purchase plan, or Purchase Plan. In connection with the adoption of the Purchase Plan, we have reserved a total of 875,000 shares of our common stock. Under the terms of the Purchase Plan, rights to purchase common stock may be granted to eligible employees at the discretion of the board of directors, subject to certain restrictions. The Purchase Plan enables our eligible employees, through payroll withholding, to purchase shares of common stock at 85% of the fair market value of the common stock at the purchase date. Purchases are made on a calendar quarter schedule. At August 31, 2008, there are 30,301 shares reserved for future purchase rights under this plan. A summary of the activity for the employee stock purchase plan is as follows. Over the last several years, there has been a reduction in proceeds from employee purchases partially as a result of a reduced number of employees.

	Shares	Purchase Proceeds
Purchases for fiscal years:
2006	44,096	$208,936
2007	38,584	170,132
2008	35,881	103,175

12.	INTERNATIONAL SALES AND SALES BY PRODUCT LINE

International sales in foreign markets are as follows (dollar amounts in thousands):

	2008		2007		2006
	Sales	As a Percentage of Total Revenue	Sales	As a Percentage of Total Revenue	Sales	As a Percentage of Total Revenue
International sales:
Europe	$7,698	14.1%	$8,085	14.7%	$8,326	15.4%
Asia	19,034	34.8%	13,802	25.0%	19,457	35.9%
Other	1,763	3.2%	2,019	3.6%	2,159	4.0%

Total	$28,495	52.1%	$23,906	43.3%	$29,942	55.3%

There are no long lived assets separately identified with international sales.

Total sales are shown below by product line (dollar amounts in thousands):

	Years Ended August 31,
	2008		2007		2006
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Product Sales:
Wireless Solutions Group:
Virtual Wire™ Radio products	$13,275	24%	$13,127	24%	$13,675	25%
Cirronet modules	11,695	22	12,108	22	550	1

Subtotal	24,970	46	25,235	46	14,225	26

Wireless Components Group:
Filters	18,746	34	17,648	32	22,086	41
Frequency control modules	2,904	5	3,461	6	4,229	8
Low-power components	8,041	15	8,835	16	13,622	25

Subtotal	29,691	54	29,944	54	39,937	74

Total sales	$54,661	100%	$55,179	100%	$54,162	100%

The reported amounts for fiscal 2007 have been reduced $1,193 from previous reports because of classification of discontinued operations.

13.	SEGMENT INFORMATION

In the Business section of this Form 10-K (Item 1 Business) we describe two lines of business, the Wireless Solutions business and the Wireless Components business. In the prior year, we made an acquisition that significantly increased our Wireless Solutions business. Our strategy is to focus our product and market development efforts and resources on the Wireless Solutions business, which we believe gives us greater potential for both increased sales and gross margin.

Also during the prior year, we made the decision to move to a fabless business model for our Wireless Components business. Completion of this process in the current fiscal year eliminated our Dallas manufacturing facilities, which were shared among our various products.

We believe that our two reportable segments are the Wireless Solutions products and the Wireless Components products. See the Business section of this report for additional information. Prior to fiscal year 2007, we operated as a single segment.

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

Information concerning the operations in these reportable segments is as follows (dollar amounts in thousands):

	Fiscal Years Ended August 31,
	2008	2007
Net Sales:
Wireless Solutions Group	$24,970	$25,235
Wireless Components Group	29,691	29,944

Total	$54,661	$55,179
Gross Profit:
Wireless Solutions Group	$12,541	$11,760
Wireless Components Group	8,021	5,742

Total	$20,562	$17,502
Operating Expenses (Wireless Solutions Group):
Impairment - goodwill and intangibles	15,654	—
Operating Expenses (unallocable to segments):
Research and development	7,101	8,155
Sales and marketing	8,403	8,598
General and administrative	4,301	4,039
Restructuring and impairment	858	1,961

Operating Loss from continuing operations	$(15,755)	$(5,251)

Gross Profit percent to sales:
Wireless Solutions Group	50%	47%
Wireless Components Group	27%	19%
Total	38%	32%
Segment assets:
Wireless Solutions Group	$12,282	$26,676
Wireless Components Group	8,578	10,318
Corporate and unallocated	5,253	7,585
Assets of discontinued operations	253	3,084

Total	$26,366	$47,663

Our Aleier business, previously part of the Wireless Solutions group, was classified as a discontinued operation at the end of fiscal year 2008 and thus, is excluded from this report. The previously reported sales and gross profit of $1,193 and $414, respectively, for the Aleier business in fiscal year 2007 have been removed from the Wireless Solutions group results.

14.	CONCENTRATION RISKS

Major Customers

Three customers each represented 10% or more of either the total trade receivable balance at August 31, 2008 or the total sales for fiscal year 2008. One customer, Delphi Corporation, represented 7.2% of the accounts receivable balance and 10.7% of total sales. Another customer represented 14.4% of the accounts receivable balance and 9.6% of total sales. The third customer represented 10.2% of the accounts receivable balance and 6.5% of total sales.

One Wireless Components customer, Delphi Corporation, represented 10% or more of either the total trade receivable balance at August 31, 2007 or the total sales for fiscal year 2007. Delphi represented 10.2% of the accounts receivable balance and 13.9% of total sales. Delphi filed Chapter 11 bankruptcy on October 8, 2005 and is still in that status.

Major Vendors

Two vendors each represented 10% or more of either total trade payables at August 31, 2008 or total cost of sales for fiscal year 2008. Both are manufacturing contractors. One vendor represented 50.5% of the trade payable balance and 40.2% of total cost of sales. The other vendor represented 12.1% of the trade payable balance and 7.0% of total cost of sales.

One vendor represented 10% or more of either total trade payables at August 31, 2007 or total cost of sales for fiscal year 2007. This vendor is one of our offshore contractors. This vendor represented 35.2% of the trade payable balance and 32.5% of total cost of sales.

15.	INCOME TAXES

The income tax expense (benefit) is shown below (in thousands):

	2008	2007	2006
Current - federal	$—	$(21)	$42
Current - state	60	19	8

	60	(2)	50
Deferred - federal	(185)	—	—

Total	$(125)	$(2)	$50

The state income tax expense for fiscal 2007 has been reduced by $1 from previous reports because of classification for discontinued operations.

A reconciliation between income taxes computed at the federal statutory rate and income tax expense (benefit) is shown below (in thousands):

	2008	2007	2006
Income tax expense (benefit) computed at federal statutory rate	$(5,571)	$(2,389)	$215
Goodwill Impairment	3,518	—	—
Trademark Impairment	(185)	—	—
State income tax expense	60	19	8
Tax benefit of equity compensation plans	—	(219)	—
Expenses not deductible for tax purposes	36	38	82
Increase (decrease) in valuation allowance affecting the provision for income taxes	2,017	2,564	(230)
Changes in tax credits	—	—	42
Other	—	(15)	(67)

Total income tax expense (benefit)	$(125)	$(2)	$50

The tax effects of significant items comprising our net deferred income taxes as of August 31, 2008 and 2007 are as follows (in thousands):

	2008	2007
Net operating losses	$7,786	$6,674
Accrued expense	3,835	3,610
Inventories	92	43
Tax credit carryforwards	671	958

Total deferred tax assets	12,384	11,285

Prepaid expenses and other	(101)	(146)
Intangibles	(632)	(2,792)
Property and equipment	(1,251)	(1,279)

Total deferred income tax liabilities	(1,984)	(4,217)

Net deferred tax assets	10,400	7,068
Less valuation allowance	(10,636)	(7,489)

Net deferred tax liability	$(236)	$(421)

As of August 31, 2008, we have income tax carryforwards of $22,900,000 and $671,000 related to net operating losses and alternative minimum tax credits, respectively, available to reduce future federal income tax liabilities. The net operating loss carryforwards begin to expire August 31, 2020. To the extent net operating loss carryforwards, when realized, relate to non-qualified stock option deductions, the resulting benefits will be credited to stockholders’ equity.

During the year ended August 31, 2007, we utilized fully reserved tax assets of approximately $2.0 million to offset deferred tax liabilities resulting from the Cirronet acquisition.

We record valuation allowances to reflect the estimated amount of deferred tax assets that may not be realized.

The Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109”, or FIN 48, which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. We adopted the provisions of FIN 48 as of September 1, 2007, and have analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The only periods subject to examination for our federal tax returns are the 2005 and 2006 tax years. The periods subject to examination for our state tax returns vary by state. We have not paid significant tax in any jurisdiction in open years due to substantial current losses.

We decreased our deferred tax assets and valuation allowance upon implementation of FIN 48 by $577 for uncertain tax positions. Because of the corresponding reduction of the valuation allowance, this adjustment did not result in a credit to retained earnings at implementation. The following table summarizes unrecognized tax benefits that if recognized as the result in a change in the associated valuation allowances, could not be recognized under the provisions of FIN 48 (in thousands):

Balance of unrecognized tax benefits at adoption on September 1, 2007	$577
Additions for current year tax positions	0

Balance of unrecognized tax benefits on August 31, 2008	$577

If recognized, this amount would affect our effective tax rate; however, we do not expect that unrecognized tax benefits for tax positions taken with respect to August 31, 2008 and prior years will significantly change in the year ending August 31, 2009.

16.	EMPLOYEE BENEFIT PLAN

We have a profit sharing plan under Section 401(k) of the Internal Revenue Code, which covers substantially all employees. We may match employee contributions at a rate determined by the Board of Directors. Discretionary matching cash contributions of approximately $306,000, $363,000 and $230,000 were made in fiscal years 2008, 2007 and 2006, respectively.

17.	RESTRUCTURING AND IMPAIRMENT

In the fourth quarter of this fiscal year, in accordance with SFAS 142 “Goodwill and Other Intangible Assets” and SFAS 144 “Accounting for Impairment of Disposal of Long-Lived Assets”, we performed an annual valuation of our Cirronet business unit to determine any impairment of the goodwill, trademark or other intangibles (mostly technology related) that were acquired as part of the Cirronet acquisition in early fiscal 2007. The result of this valuation of our Cirronet business was material impairments of goodwill of approximately $10.3 million and intangible assets of approximately $5.3 million. At the time of the Cirronet acquisition, the valuation of the goodwill and other intangible assets were determined using accepted methods based on growth projections tied to the development of the machine-to-machine, or M2M, marketplace. Subsequently, the slow pace at which this market and our participation therein, are developing has made these projections questionable. See Note 6 for detail on the impairment by asset class. The recorded total is illustrated in our Consolidated Statements of Operations on line “Impairment – goodwill and intangibles”. In accordance with the accounting standards, these impairments resulted in a new cost basis for the goodwill and other intangibles.

In the second quarter of this fiscal year, we began consolidating and reorganizing our marketing, engineering and administrative functions for the parent company and the Cirronet business acquired in fiscal year 2007 in an effort to improve our ability to deliver machine to machine, or M2M, solutions.

In fiscal year 2007, we announced the restructuring plan of our Wireless Components business which includes the outsourcing of all Dallas manufacturing. This restructuring plan resulted in employee severance costs in addition to asset impairment costs that consisted of the write-down or write-off of equipment and other assets that were no longer usable to support manufacturing. Most of our manufacturing equipment was sold to the contract manufacturer who will produce the product for us. We are incurring labor costs in connection with the start up of production at our contract manufacturer. Costs for this program started in the first quarter of fiscal year 2007 and were completed in fiscal year 2008.

We do not expect a significant amount of restructuring and impairment expense in fiscal 2009 related to any actions that have already been taken.

The following table details the restructuring and impairment expense recognized in the fiscal years ended August 31, 2008 and 2007 (in thousands except for employee count):

	Fiscal Year Ended August 31,
	2008	2007
Outsourcing Dallas manufacturing:
* Employee severance accrued	$226	$639
Asset impairment recognized	55	1,322
Net gain on sale of equipment	(288)	—
Labor to start-up equipment sold	52	—
Facility clean-up costs	174	—

Subtotal for outsourcing Dallas manufacturing	219	1,961
Reorganization of company:
* Employee severance accrued	408	—
Stock Compensation	27	—
Consulting costs	204	—

Subtotal for reorganization of company	639	—

Total restructuring and fixed asset impairment	$858	$1,961

* Number of severance employees	35	74
Goodwill and intangibles evaluation:
Impairment of intangibles	$5,306	$—
Impairment of goodwill	10,348	—

Total impairment - goodwill and intangibles	$15,654	$—

The following represents a reconciliation of the employee severance accrual, which is included in accrued expenses and other current liabilities in the accompanying financial statements (in thousands):

	Fiscal Year Ended August 31,
	2008	2007
Beginning balance	$264	$—
Employee severance accrued	634	639
Severance payments to employees	(571)	(375)

Ending balance	$327	$264

******

INDEX TO EXHIBITS

Exhibits	Previously Filed*	As Exhibit	Description

2.1	Form 8-K (filed 8/28/06)	2.1	Agreement and Plan of Merger dated as of August 24, 2006 by and among the Registrant, CI Acquisition, Inc., Cirronet Inc. and certain other parties thereto

2.2	Form 8-K (filed 8/28/06)	2.2	Agreement and Plan of Merger dated as of August 24, 2006 by and among the Registrant, Aleier Inc., Caver-Morehead Systems, Inc. and the shareholders of Caver-Morehead Systems, Inc.

2.3	Form 8-K (filed 8/28/06)	10.1	Form of Voting and Option Agreement dated as of August 24, 2006 between the Registrant and certain shareholders of Cirronet Inc.

3.1	Form 10-K (Year ended 8/31/94)	3.1	Restated Certificate of Incorporation

3.2	Form 10-K (Year ended 8/31/94)	3.2	Bylaws

4.1			Reference is made to Exhibits 3.1 and 3.2

4.2	Form 8-K (filed 12/29/94)	4.3	Rights Agreement dated as of 12/20/94

4.3	Form 8-K (filed 8/19/96)	4.4	First Amendment to Rights Agreement dated 8/14/96

4.4	Form 10-Q (Quarter ended 11/30/00) (filed 1/16/01)	4.5	Second Amendment to Rights Agreement dated 12/11/00

4.5	Form 8-A/A (Amendment No. 2) (filed 12/17/04)	4.6	Third Amendment to Rights Agreement between Registrant and Equiserve Trust Company, National Association, successor to Fleet National

4.6	Form 10-K (Year ended 8/31/05) (filed 11/17/05)	4.9	Specimen Stock Certificate

10.1	Form 10-K (Year ended 8/31/94)	10.10	Lease Agreement between the Registrant and Jeff Yassai

1

Exhibits	Previously Filed*	As Exhibit	Description

10.2	Form 10-Q (Quarter ended 2/28/01) (filed 4/16/01)	10.46	Warrant Agreement between Registrant and Wells Fargo Business Credit, Inc. dated as of 12/8/00

10.3	Form 10-Q (2001) (Quarter ended 5/31/01) (filed 7/13/01)	10.51	Manufacturing Agreement between Registrant and Automated Technology (Phil.) Inc. Electronics Corporation dated 2/22/01

10.4	Form 10-K (Year ended 8/31/01) (filed 11/29/01)	10.59	Amendment 1 to Manufacturing Agreement between Registrant and Automated Technology (Phil.) Inc. Electronics Corporation dated 7/19/01

10.5	Form 10-K (Year ended 8/31/02) (filed 11/21/02)	10.72	Product Agreement between Registrant and Tai-Saw Technology Co., LTD dated 9/1/002

10.6	Form 10-K (Year ended 8/31/03) (filed 11/20/03)	10.90	Chairman of the Board of Directors Service Agreement between the Registrant and Michael Bernique dated 5/31/03

10.7	Form 10-K (Year ended 8/31/04) (filed 11/18/04)	10.96	Amended and Restated Manufacturing and Technical Support Agreement between Registrant and Morioka Seiko Instruments, Inc. dated 6/11/04

10.8	Form 8-K (filed 10/27/05)	10.99	Omnibus Cash Incentive Plan of 2005

10.9	Form 8-K (filed 10/27/05)	10.100	Management Incentive Plan of 2005

10.10	Form 10-K (filed 11/17/05)	10.19	1994 Non-employee Director’s Stock Option Plan, as amended

10.11	Form 10-K (filed 11/17/05)	10.20	1994 Notice of Grant of Stock Options and Grant Agreement

10.12	Form 10-K (filed 11/17/05)	10.22	1997 Notice of Grant of Stock Options and Grant Agreement

10.13	Form 10-K (filed 11/17/05)	10.23	1999 Equity Incentive Plan, as amended

10.14	Form 10-K (filed 11/17/05)	10.24	1999 Notice of Grant of Stock Options and Grant Agreement

10.15	Form 8-K (filed 11/22/05	10.26	Executive Sales Incentive Plan of 2005

2

Exhibits	Previously Filed*	As Exhibit	Description

10.16	Form 8-K (filed 12/19/05	10.27	Form of Restricted Stock Unit Award

10.17	Form 8-K (filed 1/23/06)	99.1	Employee Stock Purchase Plan as Amended

10.18	Form 8-K (filed 1/23/06)	99.2	1997 Equity Incentive Plan as Amended

10.19	Form 8-K (filed 2/1/06)	99	New member of Board of Directors – William L. Eversole

10.20	Form 8-K (filed 8/28/06)	10.2	Employment Agreement dated as of August 24, 2006 between Registrant and Robert M. Gemmell

10.21	Form 10-K (filed 11/20/06)	10.33	Form of Lock-Up Agreement for the stock of Registrant and Executive shareholders of Cirronet Inc.

10.22	Form 10-K (filed 11/20/06)	10.34	Form of Lock-Up Agreement for the stock of Registrant and General shareholders of Cirronet Inc.

10.23	Form 8-K (filed 1/22/07)	99.1	2006 Equity Incentive Plan

10.24	From 10-Q (Quarter ended 5/31/07) (filed 7/13/07)	10.4	Omnibus Incentive Plan of 2007

10.25	From 10-Q (Quarter ended 5/31/07) (filed 7/13/07)	10.5	Management Incentive Plan of 2007

10.26	Form 10-K (filed 11/29/07)	10.29	Amended and Restated Credit and Security Agreement between Registrant and Well Fargo Bank, National Association dated August 29, 2007

10.27	Form 10-K (filed 11/29/07)	10.30	Manufacturing Agreement between Registrant and Tai-Saw Technology Co., LTD dated August 31, 2007

10.28	Form 10-Q (Quarter ended 5/31/08) (filed 7/14/08)	10.1	First Amendment dated May 30, 2008 to Amended and Restated Credit and Security Agreement between Registrant and Wells Fargo Bank, National Association dated August 29, 2007.

3

Exhibits	Previously Filed*	As Exhibit	Description

10.29			Form of Indemnity Agreement entered into by the Registrant and each of its officers and directors

10.30			Second Amendment dated August 29, 2008 to Amended and Restated Credit and Security Agreement between Registrant and Wells Fargo Bank, National Association dated August 29, 2007.

10.31			Form of Amended and Restated Change in Control Agreement for certain officers.

10.32			Confidential Agreement and Release between Registrant and Joseph E. Andrulis dated August 29, 2008.

10.33			Confidential Agreement and Release between Registrant and Robert J. Kansy dated August 29, 2008.

23.1			Consent of McGladrey & Pullen LLP, Independent Registered Public Accounting Firm

24.1			Power of Attorney**

31.1			Certificate Pursuant to Section 302 of Sarbanes - Oxley Act of 2002 for CEO

31.2			Certificate Pursuant to Section 302 of Sarbanes - Oxley Act of 2002 for CFO

32.1			Certificate Pursuant to Section 906 of Sarbanes - Oxley Act of 2002 for CEO

32.2			Certificate Pursuant to Section 906 of Sarbanes - Oxley Act of 2002 for CFO

*	Incorporated herein by reference.

**	Filed on the signature page of this Annual Report on Form 10-K.

4