Form 10-K/A
period 2008-08-31
RF MONOLITHICS INC /DE/
filed 2008-12-05
CIK 922204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Explanatory Note

We are filing this Amendment No. 1 (“Amendment”) to our Annual Report on Form 10-K for the year ended August 31, 2008, originally filed on November 24, 2008 (“Form 10-K”), with the Securities and Exchange Commission solely for the purpose of amending the certifications from our principal executive and principal financial officers, as required by Sections 302 of the Sarbanes-Oxley Act of 2002, attached as Exhibits 31.1 and 31.2 to this report. This Amendment is limited in scope to the items identified above and should be read in conjunction with the Form 10-K. This Amendment does not reflect events occurring after the filing of the Form 10-K on November 24, 2008 and, other than the filing of the information identified above, does not modify or update the disclosure in the Form 10-K in any way.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, RF Monolithics, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RF MONOLITHICS, INC.
December 5, 2008

	By:	/s/ DAVID M. KIRK
David M. Kirk
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of RF Monolithics, Inc. and in the capacities indicated on the 5th day of December, 2008.

/s/ DAVID M. KIRK	*
David M. Kirk CEO, President & Director	William L. Eversole Director

*	*
Harley E. Barnes III CFO	Rick Herrman Director

*	*
Michael R. Bernique Chairman	Francis J. Hughes, Jr. Director

*	*
Dean C. Campbell Director	Jonathan W. Ladd Director

By:	/s/ DAVID M. KIRK
David M. Kirk Agent and Attorney-in-fact

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certificate Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 for CEO

31.2	Certificate Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 for CFO