Form 10-Q
period 2008-11-30
RF MONOLITHICS INC /DE/
filed 2009-01-14
CIK 922204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2008

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

As of December 31, 2008: 9,844,393 shares of the Registrant’s Common Stock, $.001 par value, were outstanding.

RF MONOLITHICS, INC.

FORM 10-Q

QUARTER ENDED NOVEMBER 30, 2008

PART I. CONDENSED CONSOLIDATED FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RF MONOLITHICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

(In Thousands)

	November 30, 2008	August 31, 2008 (a)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$597	$1,254
Trade receivables - net	7,238	8,434
Inventories - net	6,990	9,539
Prepaid expenses and other	428	265
Assets of discontinued operations	156	174

Total current assets	15,409	19,666

PROPERTY AND EQUIPMENT - Net	2,849	3,090
GOODWILL	556	556
INTANGIBLES - Net	2,013	2,073
OTHER ASSETS - Net	886	902
ASSETS OF DISCONTINUED OPERATIONS	70	79

TOTAL	$21,783	$26,366

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long term debt - bank	$1,000	$1,333
Capital lease obligations - current portion	41	48
Accounts payable - trade	2,984	5,406
Accrued expenses and other current liabilities	1,625	2,073
Liabilities of discontinued operations	126	321

Total current liabilities	5,776	9,181
LONG-TERM DEBT - Less current portion:
Notes payable - bank	6,852	8,097
Capital lease obligations	87	96

Total long-term debt	6,939	8,193

DEFERRED TAX LIABILITIES - Net	236	236

Total liabilities	12,951	17,610

STOCKHOLDERS’ EQUITY:
Common stock: 9,812 and 9,844 shares issued	10	10
Additional paid-in capital	50,172	50,050
Common stock warrants	86	86
Treasury stock, 36 common shares at cost	(227)	(227)
Accumulated deficit	(41,209)	(41,163)

Total stockholders’ equity	8,832	8,756

TOTAL	$21,783	$26,366

(a)	Derived from audited financial statements.

See notes to condensed consolidated financial statements.

RF MONOLITHICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

(In Thousands, Except Per-Share Amounts)

	Three Months Ended November 30,
	2008	2007
SALES	$11,367	$15,767

COST OF SALES	7,150	9,868

GROSS PROFIT	4,217	5,899

OPERATING EXPENSES:
Research and development	1,266	1,789
Sales and marketing	1,814	2,196
General and administrative	1,011	1,183
Restructuring and impairment charge (credit)	(67)	99

Total operating expenses	4,024	5,267

INCOME FROM OPERATIONS	193	632

OTHER INCOME (EXPENSE):
Interest income	1	15
Interest expense	(170)	(192)
Other, net	(4)	112

Total other expense	(173)	(65)

INCOME BEFORE INCOME TAXES	20	567
Income tax expense	5	8

NET INCOME FROM CONTINUING OPERATIONS	15	559
NET LOSS FROM DISCONTINUED OPERATIONS	(61)	(446)

NET INCOME (LOSS)	$(46)	$113

INCOME (LOSS) PER SHARE
Basic from continuing operations	$0.00	$0.06
Basic from discontinued operations	0.00	(0.05)

Basic	$0.00	$0.01

Diluted from continuing operations	$0.00	$0.06
Diluted from discontinued operations	0.00	(0.05)

Diluted	$0.00	$0.01

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	9,836	9,352

Diluted	10,176	10,356

See notes to condensed consolidated financial statements. The reported amounts for the three months ended November 30, 2007 have been adjusted from previous reports because of classification of discontinued operations.

RF MONOLITHICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(In Thousands)

	Three Months Ended November 30,
	2008	2007
OPERATING ACTIVITIES:
Net income from continuing operations	$15	$559
Net loss from discontinued operations	(61)	(446)
Noncash items included in net income:
Depreciation and amortization	328	447
Amortization of intangible assets	60	284
Charge for inventory obsolescence	164	143
Provision for trade receivable allowance	(41)	—
Stock-based compensation	111	173
Gain on disposal of property and equipment	(50)	(184)
Noncash items included in net loss from discontinued operations	—	107
Changes in operating assets and liabilities:
Trade receivables	1,263	425
Inventories	2,385	(567)
Prepaid expenses and other	(163)	(67)
Accounts payable—trade	(2,453)	652
Accrued expenses and other liabilities	(612)	(511)

Net cash provided by operating activities	946	1,015

INVESTING ACTIVITIES:
Acquisition of property and equipment	(42)	(189)
Proceeds from disposition of property and equipment	70	239
Change in other assets	(49)	(87)

Net cash used in investing activities	(21)	(37)

FINANCING ACTIVITIES:
Net borrowings (repayments) on bank revolver note	(911)	2,753
Repayments of notes payable and acquisition earnout payable	(667)	(5,118)
Repayments of capital lease	(16)	(13)
Proceeds from common stock issued	12	174

Net cash used in financing activities	(1,582)	(2,204)

DECREASE IN CASH AND CASH EQUIVALENTS	(657)	(1,226)
CASH AND CASH EQUIVALENTS:
Beginning of period	1,254	2,404

End of period	$597	$1,178

SUPPLEMENTAL INFORMATION:
Interest paid	$147	$326

Income taxes paid	$5	$2

See notes to condensed consolidated financial statements. The reported amounts for the three months ended November 30, 2007 have been adjusted from previous reports because of classification of discontinued operations.

RF MONOLITHICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

1.	INTERIM FINANCIAL STATEMENTS

The accompanying condensed financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, that in the opinion of the management of RF Monolithics, Inc. are necessary for a fair presentation of our financial position as of November 30, 2008, and the results of operations and cash flows for the three months ended November 30, 2008 and 2007. These unaudited interim condensed financial statements should be read in conjunction with our audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended August 31, 2008, filed with the Securities and Exchange Commission.

In the current quarter, as required, we adopted FASB Statement No. 157, Fair Value Measurements, or SFAS 157, for financial instruments. SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods for measuring fair value, and expands disclosures about fair value measurements. The adoption of SFAS 157 did not have any impact on our financial statements. SFAS 157 will become effective for non-financial measurements on January 1, 2009 we do not expect the adoption to have a significant impact on our financial position or results of operations.

Operating results for the three months ended November 30, 2008 are not necessarily indicative of the results to be achieved for the full fiscal year ending August 31, 2009.

2.	INVENTORIES

Inventories consist of the following (in thousands):

	November 30, 2008	August 31, 2008
Raw materials and supplies	$3,440	$3,755
Work in process	684	732
Finished goods	5,071	7,506

Total gross inventories	9,195	11,993
Less: Inventory reserves	(2,205)	(2,354)

Total inventories	$6,990	$9,639

3.	PROPERTY AND EQUIPMENT

Property and equipment include construction in progress of $81,000 at November 30, 2008, and $40,000 at August 31, 2008, which was composed primarily of computer software and other fixed assets not yet placed in service.

4.	CREDIT FACILITIES

Our debt at November 30, 2008 and August 31, 2008 consisted of the following (in thousands):

	November 30, 2008	August 31, 2008
Bank revolving line-of-credit	$6,852	$7,763
Bank term note	1,000	1,667

Total	7,852	9,430
Less: Current portion	1,000	1,333

Long-term portion	$6,852	$8,097

The $3.0 million term note calls for nine equal quarterly payments of $333,333 to the bank starting August 31, 2007. Six of the payments have been made as of November 30, 2008. The revolving line of credit expires on December 31, 2010 and thus any outstanding borrowings against this facility are due at that time. As of November 30, 2008, our revolving line of credit facility had additional availability of approximately $1.6 million. Financial covenants under the revolving credit arrangement include financial covenants as to the ratio of debt to funds from operations (debt service ratio), profitability, and capital expenditures.

The interest rate on all borrowings under our banking agreement is based on either bank prime or LIBOR. The interest rate changes periodically and can be fixed for up to a three-month period. The interest rate on borrowings as of November 30, 2008 was 6.00%.

5.	STOCK-BASED COMPENSATION PLANS

We have several stock-based compensation plans, which are more fully described in Note 11 in our fiscal year 2008 annual report on Form 10-K. The following table illustrates the stock compensation expense recognized in the three months ended November 30, 2008 and 2007. It includes stock compensation for discontinued operations of ($1,000) and $8,000 in the three months ended November 30, 2008 and 2007, respectively. Compensation expense recognized in thousands was:

	Compensation Expense Recognized
	Three months ended November 30,
Stock Compensation Plan	2008	2007
Stock options for employees and directors	$9	$20
Employee Stock Purchase Plan	5	7
Restricted Stock Units	96	154

Totals	$110	$181

Stock Options – There were no stock option grants in the current or prior year. As of November 30, 2008, options to purchase 176,204 shares of stock were cancelled in the current year due to employee terminations and option period expirations. The summary of stock option activity for the current fiscal year as of November 30, 2008 follows:

	Three Months Ended November 30, 2008
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($000)
Outstanding at September 1, 2008	1,952,755	$5.01
Exercised	-0-	$0.00
Expired/cancelled	(176,204)	$6.42

Outstanding at November 30, 2008	1,776,551	$4.87	3.24	$-0-

Exercisable at November 30, 2008	1,771,738	$4.86	3.23	$-0-

The following table compares the number of shares subject to option grants with exercise prices below the closing price of our common stock at November 30, 2008 (referred to as “In-the-Money”) with the number of shares subject to option grants with exercise prices equal to or greater than the closing price of our common stock at November 30, 2008 (referred to as “Out-of-the-Money”). The closing price of our common stock at November 30, 2008 was $0.30 per share.

	Exercisable		Unexercisable		Total
As of End of Quarter	Shares (#)	Wtd. Avg. Exercise Price ($)	Shares (#)	Wtd. Avg. Exercise Price ($)	Shares (#)	Wtd. Avg. Exercise Price ($)
In-the-Money	-0-	$0.00	-0-	$0.00	-0-	$0.00
Out-of-the-Money	1,771,738	$4.86	4,813	$6.74	1,776,551	$4.87

Total Options Outstanding	1,771,738	$4.86	4,813	$6.74	1,776,551	$4.87

Restricted Stock Units—The following table sets forth the status of our Restricted Stock Unit compensation activity for the current fiscal year as of November 30, 2008:

Nonvested Shares	Shares	Weighted- Average Grant- Date Fair Value
Nonvested at August 31, 2008	335,300	$3.73
Granted	32,000	$0.55
Vested	(10,500)	$4.20
Cancelled	(9,000)	$2.54

Nonvested at November 30, 2008	347,800	$3.45

6.	EARNINGS (LOSS) PER SHARE

Our earnings (loss) per share is computed by dividing our net earnings (loss) by the weighted average number of outstanding common shares during the period. Our diluted earnings (loss) per share is computed by dividing our net earnings (loss) by the weighted average number of outstanding common and potentially dilutive shares. Potentially dilutive shares are derived from outstanding stock options, warrants and RSUs that have an exercise price less than the weighted average market price of our common stock. Any options and warrants with an exercise price greater than the weighted average market price of our common stock are considered antidilutive and are excluded from the computation of diluted earnings per share. In a period of net loss, all outstanding options, warrants and RSUs are considered antidilutive. The number of common stock options, warrants and RSUs considered antidilutive and thus excluded from the year to date diluted earnings or loss per share computation for the three months ended November 30, 2008 were 2,154,351. The number of common stock options, warrants and RSUs considered antidilutive and thus excluded from the year to date diluted earnings or loss per share computation for the three months ended November 30, 2007 were 1,027,178.

7.	SALES REVENUE

The following table sets forth the components of our sales and the percentage relationship of the components to sales by product area for the periods ended as indicated (in thousands, except percentage data):

	Quarter Ended
	November 30, 2008		November 30, 2007
	Amounts	% of Total	Amounts	% of Total
Product sales:
Wireless Solutions Group:
Virtual Wire® Radio products	$2,937	26%	$3,642	23%
Cirronet modules	2,766	24	3,330	21

Subtotal	5,703	50	6,972	44

Wireless Components Group:
Filters	3,939	35	5,880	37
Frequency control modules	574	5	651	4
Low-power components	1,151	10	2,264	15

Subtotal	5,664	50	8,795	56

Total sales	$11,367	100%	$15,767	100%

The reported amounts for fiscal 2008 have been adjusted from previous quarterly reports because of classification of discontinued operations. International sales were approximately 55% or $6,218 during the current quarter and 47% or $7,365 during the comparable quarter of the prior year. We consider all product sales with a delivery destination outside of North America to be international sales.

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

Information concerning the operations and assets in these reportable segments is as follows (in thousands):

	Three Months Ended November 30,
	2008	2007
Net Sales:
Wireless Solutions Group	$5,703	$6,972
Wireless Components Group	5,664	8,795

Total	$11,367	$15,767
Gross Profit:
Wireless Solutions Group	$2,828	$3,636
Wireless Components Group	1,389	2,263

Total	$4,217	$5,899
Operating Expenses (not allocated to segments):
Research and development	1,266	1,789
Sales and marketing	1,814	2,196
General and administrative	1,011	1,183
Restructuring and impairment	(67)	99

Income from operations	$193	$632

Gross Profit percent to sales:
Wireless Solutions Group	49.6%	52.2%
Wireless Components Group	24.5%	25.7%
Total	37.1%	37.4%

	November 30, 2008	August 31, 2008
Segment assets:
Wireless Solutions Group	$10,680	$12,282
Wireless Components Group	6,293	8,578
Corporate and unallocated	4,584	5,253
Assets of discontinued operations	226	253

Total	$21,783	$26,366

Our Aleier business, previously part of the Wireless Solutions Group, was classified as a discontinued operation at the end of fiscal year 2008 and thus is excluded from our segment reporting. The previously reported sales and gross profit of $471 and $127, respectively, for the Aleier business in the prior fiscal quarter have been removed from the Wireless Solutions Group results.

9.	INCOME TAXES

During the three months ended November 30, 2008, we realized loss before income tax (including discontinued operations) of $41,000, compared to income before income tax (including discontinued operations) of $121,000 for the comparable period of the prior year. In both the current and prior years we recorded small provisions for state income tax. We expect to record relatively small income tax provisions in future periods. We continue to maintain a full valuation allowance on our deferred tax assets due to prior period losses, as well as the general economic environment.

10.	RESTRUCTURING AND IMPAIRMENT

In the second quarter of fiscal year 2008, we began consolidating and reorganizing our back office marketing, engineering and administrative functions for the parent company and the Cirronet business acquired in fiscal year 2007 in an effort to improve our ability to deliver machine to machine, or M2M, solutions.

In fiscal year 2007, we announced the restructuring plan of our Wireless Components business which includes the outsourcing of all Dallas manufacturing. This restructuring plan resulted in employee severance costs in addition to asset impairment costs that consisted of the write-down or write-off of equipment and other assets that were no longer usable to support manufacturing. Most of our manufacturing equipment was sold to the contract manufacturer who produces the product for us. We are incurring labor costs by our operations staff to help production at our contract manufacturer. Costs for this program started in the first quarter of fiscal year 2007 and continued in fiscal year 2008. In the first quarter of fiscal year 2009 we recognized gains on sales of fixed assets from underutilized equipment that was sold.

In December of 2008, we announced our plan to restructure the Company in response to an expected decline in sales related to overall economic conditions (see the section entitled First Quarter Business Conditions & Our Response in the Management Discussion and Analysis). Under this plan we will reduce our workforce by approximately 37% by terminations and attrition and incur approximately $600,000 in restructuring and other nonrecurring expenses related to severance and other costs. We expect to record this in our second quarter ending February 28, 2009.

The following table details the restructuring and impairment expense recognized in the three months ended November 30, 2008 and 2007 (in thousands except for employee count):

	Three Months Ended November 30,
	2008	2007
Outsourcing Dallas manufacturing:
* Employee severance accrued	$—	$99
Net gain on sale of equipment	(50)	—
Facility clean-up costs	(13)	—

Subtotal for outsourcing Dallas manufacturing	(63)	99

Reorganization of company:
* Employee severance accrued	(8)	—
Consulting costs	4	—

Subtotal for reorganization of company	(4)	—

Total restructuring	$(67)	$99

* Number of severance employees	—	13

The following represents a reconciliation of the employee severance accrual, which is included in accrued expenses and other current liabilities in the accompanying financial statements (in thousands):

	Three Months Ended November 30,
	2008	2007
Balance at beginning of period	$327	$264
Employee severance accrued	(8)	99
Severance payments to employees	(138)	(191)

Ending balance	$181	$172

11.	DISCONTINUED OPERATIONS

In August 2008 our Board of Directors approved a plan to exit our Aleier software and services business. Our decision was in response to the unsatisfactory financial performance and business outlook for the software and services business and the expected continuation of such financial performance.

In August, 2008, under the exit plan, Aleier ceased to provide services and support of its software products, subject to satisfaction of outstanding contractual commitments. Termination of a majority (10) of the Aleier employees occurred in August 2008. The remainder will assist in winding down the business and were terminated by the end of the 2008 calendar year. We are treating the Aleier subsidiary as a discontinued operation in the financial statements included in this report. This classification is in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The Aleier business was part of the Wireless Solutions segment.

The relatively small amount of fixed assets remaining (mostly computer equipment) will be used by the parent company. Some of the computer servers will need to stay in place to support existing customer contracts for hosting the Aleier software. We sold several software licenses in our current quarter, with the revenue recognized partially offsetting the costs of winding down this business.

Operating results of the discontinued operations were as follows (in thousands):

	Three Months Ended November 30,
	2008	2007
Sales	$121	$471
Net loss from discontinued operations	(61)	(446)

The following are balances of major classes of assets and liabilities related to the discontinued operations (in thousands):

	November 30, 2008	August 31, 2008
Assets:
Accounts Reveivable	$152	$170
Prepaid expenses and other	4	4

Sub-total - current assets	156	174
Property and Equipment - net	70	79

Total	$226	$253

Liabilities:
Accounts Payable	8	40
Accrued expensed and other	118	281

Total	126	321

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion may be understood more fully by reference to the financial statements, notes to the financial statements, and management’s discussion and analysis contained in our Annual Report on Form 10-K for the year ended August 31, 2008 filed with the Securities and Exchange Commission.

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

Our Wireless Solutions business includes Virtual Wire® Short-range Radios, Radio Frequency Integrated Circuits, or RFIC’s, and wireless module products. The products are various types of radios and the networks that manage and use these radios. Our goal is to provide customers with a wide variety of alternative products for their wireless network applications. Our product offerings include miniature radios that are very short range and ultra low-power. We also market standard and custom OEM radio modules as well as packaged radio and network gateway products that have longer range and increased data rates.

Our Wireless Components business includes filters, frequency control modules and low-power components. Our goal is to provide simple, cost effective solutions that fit our customers’ specialty applications.

Executive Summary

The market place profiles in which our two business groups operate are materially distinct from one another. The Wireless Components business is characterized by a very competitive environment that has declining average selling prices and frequent product innovation. This market includes several large competitors who have superior financial and other resources. We have competed successfully for over 25 years by cultivating close customer relationships with a diverse group of customers who offer varied applications and serve diverse markets and geographic locations. In contrast, our Wireless Solutions business is characterized as a developing market with only a generalized definition of products, services, markets and applications. Competition is not well defined and typically consists of much smaller competitors, many of whom are similar in size and resources to us, or even smaller.

Our strengths benefiting us in both markets include: (a) our ability to identify and capitalize on trends in a rapidly growing wireless marketplace; (b) our capability to develop products that have superior technical characteristics; (c) our expertise to assist our customers in incorporating our products into their applications; and (d) our demonstrated ability to deliver high quality cost-effective products made by our contract manufacturers in volume with short lead times. Our manufacturing capabilities are greatly enhanced by our relationships with several domestic and offshore contractors.

Our Wireless Components business, which historically was our core business, has declined in sales due to decreased average selling prices in several intensely competitive markets and due to our loss of market share to competing technologies. In addition, the Wireless Component business will likely be negatively impacted by recent economic difficulties, especially for the automotive market. As a result, we have focused our product and market development efforts on products for our Wireless Solutions business, which we feel offers a technical edge and generates a greater gross margin.

A key factor in our combined sales performance is successfully developing and selling new products in volumes adequate to offset the decline in prices and unit sales volumes of our older products. A key factor in our combined gross margin performance is reducing our costs (through innovation, assisting our contractors in achieving lower costs of manufacture, and increased volume) and improving our product mix towards higher margin products to offset expected declines in average selling prices. The Cirronet acquisition was a key part of our strategy to grow sales with new products that have higher margin potential.

With only three exceptions, we generated positive operating cash flows in the nine most recent quarters, including our current quarter and our last two fiscal years since our acquisitions to expand our Wireless Solutions business. See the section below entitled Liquidity for discussion of cash flows for the current period. Our ability to maintain positive cash flows is dependent on our success in restructuring our expense levels in relation to sales. See the next section below entitled First Quarter Business Conditions & Our Response for discussion of our restructuring program. In any case, the amount of positive cash flow may decrease or occasionally turn negative due to fluctuating revenues, declining margins, escalating operating costs, the need for increased working capital to support increased sales, or increased spending to support growth programs. We feel we currently have the financial resources necessary to execute our business plans.

First Quarter Business Conditions and Our Response

Although the worsening economic situation had limited effect on us in our first quarter, it appears that many of our markets, particularly the automotive sector, are being severely impacted. Historically the automotive market has represented 25% to 30% of our quarterly sales. This quarter our percentage of sales from automotive markets fell to 22% of sales. Significantly lower car sales, recently announced automobile production rates and our own recent order trends indicate that that our sales to automotive markets will be materially adversely affected for at least the next few quarters. While we believe some of our markets, including medical and industrial, may weather the recession better, it is clear that there is weakness in many of our markets, especially the automotive market. This will result in a material decline in sales in our second fiscal quarter. Economic conditions in several markets are becoming even more difficult to predict, so we cannot say how much that decline might be.

In response to the expected sales declines and economic uncertainties, we are taking aggressive actions to align expense levels with anticipated lower sales levels. As we continue to restructure the Company, we are committed to the following actions:

a.	Continue to actively manage our inventory levels, achieving a significant decrease in inventory in our first quarter.

b.	Reducing our workforce by approximately 37% and implementing a 10% across-the-board salary reduction.

c.	Suspending our 401(k) match and we have suspended cash compensation in the form of quarterly retainers and meeting fees for our outside directors.

d.	In addition to personnel related reductions, we are taking other cost reduction measures which will further adjust our business structure with anticipated lower sales.

We believe these actions should result in a net reduction in recurring operating expenses of approximately $1 million next quarter and reduce our breakeven sales point for profitability by up to 30% from our first quarter. Due to some continuing noncash expenses, our cash flow breakeven sales point will be approximately 5% below that. Related to these actions, we expect that associated restructuring expense for severance and other nonrecurring costs in our second fiscal quarter will be approximately $600,000.

Our near term objective with these actions is to generate a positive operating cash flow during this period of economic downturn. We have generated positive operating cash flow of over $0.9 million for both our current first quarter and our previous fourth quarter. It is our objective to continue to generate positive cash flow and reduce our bank debt in our immediate future, although this cannot be assured due to the economic uncertainties we face.

Impact of Prior Cost Reduction Efforts

We have taken several major steps towards reducing expense levels over the past two fiscal years. In fiscal year 2007, we converted our manufacturing operations (primarily for our Wireless Components Group) to a fabless business model, which reduced annual costs by approximately $5 million and is the major reason we had an improvement in gross margins for fiscal year 2008. In fiscal year 2008, we announced both a consolidation of our organization including centralizing many of our back-office functions and a plan to reduce our space costs by consolidating activities into the Company-owned Dallas facility. Together, these two measures were expected to save approximately $1.4 million annually. Finally, we announced in our previous fourth quarter cost savings measures that include the discontinuation of our software and services business which were expected to result in $2.8 million annual cost savings and an impairment in our intangible assets that would reduce amortization of acquisition related intangible assets by $0.95 million annually.

The total annual effect of these cost reduction efforts listed above is approximately $9 million on an annual basis. Most of these savings were in effect for our first quarter of fiscal year 2008. We estimate we realized approximately $2.2 million in savings in our first quarter, allowing us to have nearly the same net income as we did in the prior year, despite a $4.4 million reduction in sales.

Since we retain a profitable core business, we believe we have the ability to match expense levels with expected revenue. We will continue to take the actions required to restructure our business to return to overall profitability and to produce significant positive operating cash flow when economic conditions permit. While our cost reductions have resulted in a much lower cost business model, current economic conditions make forecasting future profitability very difficult.

Critical Accounting Policies

We prepare our financial statements in conformity with accounting principles generally accepted in the United States. As such, we are required to make certain estimates and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the periods presented. We described our most significant accounting policies, which we believe are the most critical to fully understand and evaluate our reported financial results in our Annual Report filed with the Securities and Exchange Commission on November 24, 2008 on Form 10-K. Those policies continue to be our most critical accounting policies for the period covered by this filing.

Results of Operations

In this next section we will discuss our financial statements. In doing this, we will make comparisons between the following periods, which we believe are relevant to understanding trends in our business:

•

The three months ended November 30, 2008 (current quarter and current year-to-date period) of the fiscal year ending August 31, 2009, in comparison to the three months ended November 30, 2007 of the fiscal year ended August 31, 2008 (comparable quarter of the prior year and prior year-to-date period).

•	Certain comparisons with the three months ended August 31, 2008 (previous quarter) are provided where we believe it is useful to the understanding of trends.

The selected financial data for the periods presented may not be indicative of our future financial condition or results of operations.

The following table illustrates operating results for the four quarters of fiscal 2008 and the first quarter of fiscal 2009 (in thousands, except percentage data). These figures will be used when discussing trends in the following section. The reported amounts for fiscal 2008 have been adjusted from previous quarterly reports because of classification of discontinued operations.

	Fiscal 2008 Quarter Ended				Fiscal 2009 Qtr. Ended
	Nov. 30	Feb. 29	May 31	Aug. 31	Nov. 30
Sales by product area:
Wireless Solutions Group:
Virtual Wire® Radio products	$3,642	$3,773	$3,061	$2,799	$2,937
Cirronet modules	3,330	2,754	2,457	3,154	2,766

Subtotal	6,972	6,527	5,518	5,953	5,703
Wireless Components Group:
Filters	5,880	3,895	4,830	4,141	3,939
Frequency control modules	651	506	951	796	574
Low-power components	2,264	2,803	1,480	1,494	1,151

Subtotal	8,795	7,204	7,261	6,431	5,664

Total Sales	15,767	13,731	12,779	12,384	11,367
Cost of sales	9,868	8,279	8,136	7,816	7,150

Gross profit	5,899	5,452	4,643	4,568	4,217
% of sales-Wireless Solutions	52.2%	50.7%	47.9%	49.6%	49.6%
% of sales-Wireless Components	25.7%	29.7%	27.5%	25.1%	24.5%
% of sales-Total	37.4%	39.7%	36.3%	36.9%	37.1%
Operating expenses:
Research and development	1,789	1,842	1,803	1,667	1,266
Sales and marketing	2,196	2,185	2,092	1,930	1,814
General and administrative	1,183	1,066	984	1,068	1,011
Restructuring and impairment	99	(44)	265	16,192	(67)

Total	5,267	5,049	5,144	20,857	4,024

Income from operations	632	403	(501)	(16,289)	193
Other expense, net	(65)	(169)	(160)	(174)	(173)

Income (loss) before income taxes	567	234	(661)	(16,463)	20
Income tax expense (benefit)	8	5	25	(163)	5

Income (loss)-continuing operations	559	229	(686)	(16,300)	15
Loss-discontinued operations	(446)	(331)	(733)	(3,181)	(61)

Net Income (loss)	$113	$(102)	$(1,419)	$(19,481)	$(46)

The following table sets forth, for the three months ended November 30, 2008 and 2007, (a) the percentage relationship of certain items from our statements of operations to total sales and (b) the percentage change in dollar amount of these items between the current period and the comparable period of the prior year. The reported amounts for fiscal 2008 have been adjusted from previous quarterly reports because of classification of discontinued operations.

	Percentage of Total Sales		Percentage Change From
	Quarter Ended November 30,		Quarter Ended November 30, 2007 to Quarter Ended
	2008	2007	November 30, 2008
Sales	100%	100%	(28)%
Cost of sales	63	63	(28)

Gross profit	37	37	(29)

Research and development	11	11	(29)
Sales and marketing	16	14	(17)
General and administrative	9	7	(15)
Restructuring	(1)	1	(168)

Total operating expenses	35	33	(24)

Income from operations	2	4	(70)
Other expense, net	(2)	—	166

Income (loss) before income taxes	—	4	(97)
Income tax (benefit) expense	—	—	(38)

Net income-continuing operations	—	4	(97)
Net loss-discontinued operations	(1)	(3)	86

Net income (loss)	(1)%	1%	(141)%

Sales

Overall Sales Trends for the Current Quarter Compared to the Prior Year and Previous Quarter

Total sales decreased 28% in the current quarter compared to the comparable quarter of the prior year and 8% from the previous quarter. The primary reason for the decrease in both periods was a decrease in the number of units sold, both for Wireless Solutions and Wireless Components products. It appears that the markets served by our Wireless Component products are feeling the most intense economic pressures, while the markets served by our Wireless Solutions products are experiencing somewhat less economic impact.

Wireless Components products sales decreased 36% from the prior year and 12% from the previous quarter. The decrease for Wireless Components products primarily related to economic conditions in some of the markets in which these products are used, particularly for low-power component and filter products for automotive applications like satellite radio, tire pressure monitoring and remote keyless entry. A year ago, the automotive, consumer and telecom markets, which have shown significant volatility in recent years, were at peak levels. Sales to these three markets decreased by approximately $2.9 million in the current quarter, compared to the comparable quarter of the prior year. Our Wireless Component products primarily serve these three markets. The decrease in sales for Wireless Components products was both in the number of units sold and in average selling prices. The decrease in the number of units sold was 19% for filters and 44% for low-power components, while the decrease in average unit selling prices was 17% for filters and 9%

for low-power components in comparison to the comparable quarter of the prior year. The 12% decrease from the previous quarter was primarily related to the same economic effects on automotive market. For further information, see the sections below entitled Filters, Low-power Components and Frequency Control Modules.

Wireless Solutions products sales decreased 18% from the prior year and 4% from the previous quarter. A year ago, sales to most Wireless Solutions markets were at very high levels, as OEM customer and contract manufacturer customer production levels were at peak levels. Our primary customers for these products are OEM customers and contract manufacturers and distributors. These customers order product based upon their own production schedules or the production schedules requested by their customers, which have historically shown considerable volatility. This year, many of those OEM customers and contract manufacturers had production levels more consistent with recent quarters. Partially offsetting this trend was an increase in average selling prices in the current year compared to the comparable quarter of the prior year, due to a change in product mix towards higher-priced medical products. In comparison to the previous quarter, sales for Virtual Wire® Short-range Radio products increased 5%, while sales for Cirronet products decreased 12%. Both of these changes were primarily due to changes in the number of units sold, corresponding to changes in customer production schedules. For further information on these products see the sections below entitled Cirronet Products and Virtual Wire® Products.

We believe some of our markets, including the medical and industrial markets, may be less affected by the economic downturns than other markets, such as the automotive market. Our Wireless Solutions products primarily serve both of these markets. While we have seen some slowing of Wireless Solutions sales, this segment of our business is not experiencing the same magnitude of pressure as our Wireless Components sales. Therefore, we expect the decline in sales related to the recession to be much less for Wireless Solutions products than Wireless Components products.

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

We compete in very price competitive markets (such as the automotive and satellite radio markets) in which customers require decreased prices over time to retain their business, particularly for products in the Wireless Components group. In addition, our customers expect economies of scale to result in lower pricing as new products ramp up in volume. As a result, two of our product lines (filters and low-power components) experienced a decline in average selling prices in the range of 9% to 17% in the current quarter, compared to the comparable quarter of the prior year. A portion of the decrease in filter average selling prices was due to a relatively greater reduction in the number of units sold of products in larger package sizes, which are more costly and command higher prices. Virtual Wire® Short-range Radio products actually experienced an increase in average selling prices due to an increased portion of business from higher-priced medical applications. The other two product lines (Cirronet modules and frequency control modules) also experienced significant decreases in average selling price due to a shift in product mix within the product line, rather than lower selling prices. We expect the trend towards lower average selling prices will continue.

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

Our sales success is highly dependent on the following factors: (1) our success in achieving increases in sales for Wireless Solutions products which have a higher technical content (2) achieving technological advances in our product design and manufacturing capabilities; (3) our ability to sell our products in a competitive marketplace that can be influenced by outside factors, such as economic and regulatory conditions; (4) competition from alternative technologies or from competitors duplicating our technologies; and (5) the impact of competitive pricing. These and other factors may adversely affect our ability to grow or even maintain our sales levels.

We have expended material resources in developing new products. However, the timing of any sales resulting from new products is dependent upon the customers’ product introduction cycles. Sales to OEM customers are particularly dependent on the customers’ success in their market development programs. For instance, in the past year, we have seen a slow down in customer adoption of our newer products in the M2M market due to delays in customer programs. It is difficult for us to predict when, or if, new products will have a significant impact on our sales.

We have experienced sudden increases in demand in the past, which have strained our manufacturing facilities and those of our offshore contractors to increase capacity to meet this demand. In addition, new products sometimes require manufacturing processes different than those to which we currently have access. We may not be able to increase the manufacturing capacity of our assembly contractors in a timely manner so as to take advantage of increased market demand. Failure to do this could result in a material loss of potential sales.

Near-Term Impact of Economic Recession

Although the worsening economic situation in our first quarter had a limited effect on us, it appears that many of our markets, particularly the automotive sector, are being severely impacted. Historically the automotive market has represented 25% to 30% of our quarterly sales. This quarter our percentage of sales from automotive markets fell to 22% of sales. Significantly lower car sales, recently announced automobile production rates and our own recent order trends indicate that that our sales to automotive markets will be materially adversely affected for at least the next few quarters. While we believe some of our markets, including medical and industrial, may weather the recession better, it is clear that there is weakness in many of our markets, especially the automotive market. This will result in a material decline in sales in our second fiscal quarter. Economic conditions in several markets are becoming even more difficult to predict, so we cannot say how much that decline might be.

Product Line Sales Trends:

Wireless Solutions Group:

Cirronet module products

Sales for Cirronet module products decreased 17% from the comparable quarter of the prior year and 12% from the previous quarter to $2.8 million. The decrease in both periods was due to a decrease in the number of units sold for relatively higher-priced products. Many of Cirronet’s larger customers are OEM customers whose production schedules are relatively volatile. We believe the decreased number of units sold was due to economic conditions at those customers, especially in comparison with the very high levels of the comparable quarter of the prior year.

Partially offsetting the impact of a lower number of higher-priced units sold was a greater number of lower-priced units sold. In the past year we have introduced several models of lower-priced Cirronet radio modules to capture business at lower price points. These have started to ship in significant volume in our fourth quarter. These new models include Zigbee™, DNT and LPR radio modules. The net result was that the number of total units sold increased 8% in the current quarter in comparison to the comparable quarter of the prior year. However, this was more than offset by an overall reduction in average selling price of 23% due to the impact of a change in product mix away from the higher-priced modules and towards the lower-priced ones. This effect did not occur in comparison to the previous quarter, since these new models also had significant volume in the fourth quarter.

Cirronet was acquired at the beginning of fiscal year 2007. Cirronet provides longer-range modules, as well as gateway and network bridge products used to connect different network types to one another. This acquisition was a major part of our strategy to grow sales for the Wireless Solutions Group. Many of the customers in this group are in the industrial and medical markets to OEM customers, resulting in more total Company sales to these markets.

In the past two years, we have invested considerable resources in product and marketing development to support our strategic plan for the Wireless Solutions business. Our Wireless Solutions business is focused on a potential multi-billion dollar market for embedded modules and similar products. Besides a variety of radio products, we use several communication protocol systems to manage point-to-point, point-to-multipoint or mesh wireless sensor networks. We believe the key to capturing this market will be the ability to provide a wide variety of products, protocols and firmware to deliver the optimum solution for each customer’s application. With Cirronet, we believe we are in position to offer one of the broadest ranges of radios, modules and protocols in the industry.

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

In fiscal 2007, we also acquired Aleier to combine our hardware offerings with a value added software application. However, sales for this operation were disappointing and unprofitable. Therefore, we have discontinued this operation as described above in the section entitled Discontinued Operations.

Virtual Wire® Short-range Radio products

Sales for Virtual Wire® Short-range Radio products were $2.9 million for the current quarter. This was a 19% decrease from the comparable quarter of the prior year and a 5% increase from the previous quarter due to the changes in production rates in the current quarter at several major customers that were explained above in the section entitled Overall Sales Trends for the Current Quarter Compared to the Prior Year and Previous Quarter. As we have seen in prior periods, these products show considerable volatility due to fluctuating production rates of our customers. A large portion of these sales are to contract manufacturers for OEM customers, whose demand tends to fluctuate considerably for AMR and other products.

Partially offsetting the impact of a lower number of units sold was an 11% increase in the average selling price in the current quarter in comparison with the comparable quarter of the prior year due to an increase in sales for relatively higher-priced products for medical applications. Over the long term, we have frequently experienced decreased average selling prices for these products due to competitive conditions in some of these markets. We expect this trend towards lower average selling prices to continue. However, changes in product mix for additional sales of higher-priced medical products may from time to time offset any negative impact on average selling prices for other products.

For several years we have devoted considerable resources developing and marketing Virtual Wire® Short-range Radio products. We believe these products offer potential for considerable growth in sales in numerous wireless applications, particularly for applications that require small size and low power consumption. We intend to continue working with our customers to develop new applications using Virtual Wire® Short-range Radio products. We have launched a new line of RFIC products, including receivers, transmitters and transceivers. Recently, we introduced two additional products, the TRC103 and the TRC104 for security, active RFID, medical telemetry and computer peripheral applications. We are not certain when, if ever, these new products will significantly impact future sales.

Wireless Components Group

Filters

Sales of filter products at $3.9 million decreased 33% from the comparable quarter of the prior year and 5% from the previous quarter. The sales decreases were primarily due to a decrease in the number of units sold. The decrease in the number of units sold was primarily due to a decrease in sales for satellite radio and telecom applications due to economic conditions in those markets.

We provide filters for satellite radios that provide services from Sirius XM Radio Inc. (NASDAQGS:SIRI). It is clear that our sales of filter products into the satellite radio market continue to be heavily dependent on the success of the satellite radio service provider in increasing the number of subscriptions for their service. Subscription rates in recent years have fluctuated greatly. As a result, forecasting future unit sales for these products is very difficult.

In the current quarter, there has been a reduction in the growth rate of new subscriptions to satellite radio services. A favorable factor has been an increasing number of models of automobiles that include factory-installed satellite radios. A negative factor is a significant reduction in the number of units produced due to sharply reduced production schedules for North American automotive suppliers. This is a trend that we believe will greatly accelerate in our second quarter, as scheduled production is very low for at least December and January. Another negative factor was a slowdown in sales for satellite radio applications caused by a slowdown in the growth rate of new subscriptions to satellite radio services due to competitive forces in this market.

Another negative factor influencing satellite radio filter sales is the lack of recovery for consumer (aftermarket) products, which were negatively impacted in 2007 by FCC actions that took several versions of products off the market until changes were made eliminating electronic interference, particularly for portable consumer versions of the radios. Regulatory actions which negatively affect the satellite radio market could have a material adverse effect on our sales.

In the current quarter we saw a reduction of approximately $400,000 in sales for products serving the Chinese telecommunications market. A year ago sales to this market segment were at very high levels. As expected, we have experienced a decline from these levels. This reduction in sales of relatively high-priced telecommunication filters contributed to the 17% decrease in average selling prices for filters in comparison to the comparable quarter of the prior year. The impact of changes in average selling price due to product mix effect tend to be at least partially offset by differences in material costs, as the higher-priced telecommunications products require larger, more expensive packages.

We believe that sales of filter products may materially decline in the second quarter. The primary reason for this is likely to be the impact of economic conditions on the automotive and consumer markets that consume satellite radio filters, as further explained in this section and above in the section entitled First Quarter Economic Conditions and Our Response. In addition, sales may decline in our second quarter due to normal seasonal factors. Our second quarter includes far fewer production days for our customers, due to holidays both in North America and Asia.

A continuing difficulty we face for filter products is the ongoing trend of lower average selling prices for comparable products. Competitive conditions for these products have forced us to provide lower prices to maintain our market share. The automotive and consumer markets tend to be more price competitive than the other markets we serve. For instance, average selling prices declined by 7% in the current quarter compared to the previous quarter. From time to time a portion of the decline in average selling prices may be due to a change in product mix resulting from an increase in the number of units sold of the relatively low-priced satellite radio filters and a decrease in the number of units sold of the relatively higher-priced telecom filters.

We expect the general trend of lower average selling prices for comparable products will continue to have an adverse effect on future sales and margins, and this trend may result in lower overall sales of filter products in the immediate future. For a discussion of strategies for sustaining gross profit, see the section below entitled Gross Profit.

Frequency Control Modules

Sales of frequency control products at $0.6 million decreased 12% from the comparable quarter of the prior year and 28% from the previous quarter. The decrease from the comparable quarter of the prior year was primarily due to the lack of a periodic order for military type products that occurred last year. This resulted in a 45% reduction in average selling price. Normally, pressures on average selling prices for frequency control module products are not nearly as great as in some of our other markets.

Partially offsetting this was a 62% increase in the number of units sold for high-end computer and internet infrastructure products in comparison to the comparable quarter of the prior year. The sales decrease from the previous quarter was primarily due to a corresponding decrease in the number of units sold. The change in the number of units sold in both periods is due in large part to the nature of the telecom market. The telecom market these products serve is subject to volatile changes due to varying economic conditions and production rates at several major contract manufacturers. Future sales of these products will continue to be highly dependent upon economic conditions in the markets these products serve.

Low-power Components

Sales of low-power components at $1.2 million declined 49% from the comparable quarter of the prior year and 23% from the previous quarter. In both cases, the decrease from the prior period was primarily due to a decrease in the number of units sold. In addition, in comparison to the prior year there was a decrease in average selling prices of 9%, while prices held relatively steady in comparison to the previous quarter.

These results represent an ongoing trend for these products. The trend we have experienced is a decline in sales for some of our mature products, including products for the tire pressure monitoring and remote keyless entry applications. Many of our products sold into this application are based on mature technology and conversion to other technologies such as multiple function integrated circuits and phased lock loop radios is expected to adversely affect future sales of our low-power products. In addition, some customers have switched to very low-priced competitors.

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

The primary market for these products is the automotive market, which is characterized by very competitive conditions and declining average selling prices. Smaller package styles, which are offered at lower prices, are taking an increasing market share. We expect that the trend of lower average selling prices for low-power component products to continue, as competitive market conditions require future price reductions. Decreasing production rates for automotive customers is another reason for a decrease in the number of units sold in the current quarter compared to prior periods.

We expect that the overall trend of lower sales for low-power components will continue, due to continued reduction in average selling prices, continued conversion of customers away from older products to alternative technologies and generally low North American automotive production levels. We expect that sales of low-power components products will fluctuate in accordance with changing production schedules for automotive customers. As a result of anticipated production rates and seasonal factors, we expect that sales of low-power components will be very low in our second quarter.

Other Sales Trends

The following table provides additional data concerning our sales:

	Percentage of Sales Revenue
	Current Quarter	Comparable Quarter	Previous Quarter
Sales to top five customers	40%	41%	38%
Distribution sales	30%	24%	28%
Number of customers with 10% or more sales	One	One	One
Sales for 10% or more customers	14%	12%	11%
International sales	55%	47%	56%

Sales in most of these categories were very similar to our previous fourth quarter and comparable to the prior year. The increase in sales of the top five customers, distribution sales, sales for 10% or more sales and in international sales was due to increased sales to Holy Stone Enterprise Co, LTD. This is an Asian stocking representative for Far Eastern contract manufacturers.

Another customer, Delphi Corporation, or Delphi, accounted for approximately 7% of sales and 9% of accounts receivable in the current quarter. Delphi is currently in Chapter 11 reorganization proceedings. Given the uncertainty of the North American automotive industry, we cannot be assured that Delphi will be successful in emerging from those proceedings. If sales to Delphi were interrupted by a disruption in the bankruptcy process, such disruption could have a material adverse effect on our operations.

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

We consider all product sales with a delivery destination outside North America to be international sales. International sales are denominated primarily in U.S. currency, although some European customers require that we price our sales in Euros. We have not entered into any hedging activities to mitigate the exchange risk associated with sales in foreign currency. We intend to continue our focus on international sales. We anticipate that international sales will continue to represent a significant portion of our business. However, international sales are subject to fluctuations as a result of local economic conditions and competition. Therefore, we cannot predict whether we will be able to continue to derive similar levels of our business from international sales.

Amortization of Increased Asset Values Related to Fair Value of Acquired Businesses

At the end of fiscal year 2008, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we discontinued our Aleier business and wrote off the amortizable intangibles related to the acquisition of that business in the amount of $1.5 million. See the discussion of discontinued operations in Note 11 to our accompanying unaudited Condensed Consolidated Financial Statements. The prior year amortization of these asset values is shown in the table below as discontinued operations. We also revalued and wrote down the amortizable intangibles that were part of our acquisition of the Cirronet business in fiscal year 2007. The impairment charge in the fourth quarter of fiscal year 2008 for these Cirronet-related amortizable intangibles was $4.8 million. This revaluation left a balance of the amortizable intangibles and book value of the fixed asset write-ups of approximately $1.4 million. This is being amortized on a straight-line basis over various lives. The amortization of these costs is a non-cash expense. The amortization of these acquisition-related items resulted in recording additional expense as follows:

	Three months ended November 30,
	2008	2007
Cost of sales	$1,000	$1,000
Research and development expense	40,000	247,000
Sales and marketing expense	28,000	45,000
General and administrative expense	8,000	7,000
Discontinued operations	-0-	98,000

Total quarterly additional amortization expense	$77,000	$398,000

The reduction in amortization from the prior year resulted from the intangible asset revaluation at the end of fiscal year 2008 discussed above. We expect to record similar amounts of amortization of acquisition expense for the remainder of the fiscal year.

Stock Compensation Expense

We adopted SFAS 123(R) for recording of stock compensation expense. We have switched to restricted stock units, or RSUs, as our primary stock compensation vehicle in lieu of stock options, to better match the employees’ perceived benefit with the financial statement cost. Also, RSUs result in less dilution and, as we have implemented them, generally less expense. Most of our stock compensation expense in the current year relates to RSUs.

A summary of stock compensation expense is as follows:

	Three months ended November 30,
	2008	2007
Cost of sales	$17,000	$37,000
Research and development expense	5,000	22,000
Sales and marketing expense	38,000	51,000
General and administrative expense	51,000	63,000
Discontinued operations	(1,000)	8,000

Total stock compensation expense	$110,000	$181,000

The reduction in stock compensation expense in the current quarter compared to the comparable quarter of the prior year resulted from a large amount of restricted stock units, or RSUs, that were granted in lieu of salary expense vesting last year. We intend to continue to use various stock plans as an important part of our compensation package. We are competing for talent with other companies that have stock plans in place and our work force values stock as a form of compensation. Subject to very limited exceptions, we intend to issue RSUs in lieu of stock options in future periods to lessen dilution and control expense.

Gross Profit

Overall Gross Profit Trends for Current Quarter Compared to the Prior Year and Previous Quarter

The current quarter gross margin of 37.1% was comparable to the 37.4% in the comparable quarter of the prior year and 36.9% in the previous quarter. The ability to hold our gross margins steady in the face of decreased sales is a result of two primary factors that represent strategic actions that are intended to improve gross margins:

1.	Shift in product mix - Our higher-priced Wireless Solutions products have a greater long-term potential for favorable gross margins than the very price-sensitive low-power Wireless Component products. A shift in sales to these products has a positive effect on margins. As described in Note 8 to our accompanying unaudited Condensed Consolidated Financial Statements, gross margins for Wireless Solutions products in the current quarter was 49.6%, compared to 24.5% for Wireless Components products. Therefore, an increase in the ratio of Wireless Solutions products from 44% in the comparable quarter of the prior year to 50% for this year had a significant favorable impact. This was also a favorable factor in comparison to the previous quarter, in which Wireless Solutions sales were only 48% of total sales. Considering that we expect Wireless Components sales may decline more than Wireless Solutions sales in response to the economic downturn, we expect this to have a positive effect on our gross margins during the remainder of our fiscal year. Our strategy is to focus our product and market development efforts on increasing the portion of sales to products that have higher potential gross margins, primarily the Wireless Solutions products. We cannot assure that this strategy will be achieved in future periods.

2.

Success in achieving ongoing cost reduction - Normally our product lines have achieved cost per unit reductions on a year-over-year basis. This was again achieved in our current quarter. This is our general strategy to offset the impact of decreasing average selling prices. We devote considerable resources to obtaining purchasing savings and in working with our suppliers and outside contractors to improve yields, increase productivity and to improve processes that result in lower costs. We intend to continue our efforts to reduce manufacturing costs in future periods, although it may be difficult to achieve the magnitude of cost reductions we achieved in fiscal 2008. Gross profit for our Wireless Components products was nearly the same at 24.5% of sales in the current quarter, compared to 25.7% in the comparable quarter of the prior year, despite a 30% reduction in the number of units sold and an 8% reduction in average selling price. Similar results were achieved in comparison to the previous quarter, which had a 25.1% gross margin for Wireless Component products. In addition, gross profit margins for our Wireless Solutions segment held relatively steady at 49.6%, the same as the previous quarter and nearly the same as 52.2% in the comparable quarter of the prior year, despite a 26% reduction in the number of units sold. In comparison to the prior year, an increase in average selling prices due to an increase in products for the medical market was slightly more than offset by the higher cost of those units. This segment shared some of the benefits of the transition to a fabless business model, including moving to offshore contract manufacturers.

There are also unfavorable factors which influence gross margin, some of which are outside of our control. These include, but are not limited to, the following:

(1)	Decrease in average selling prices - As discussed above in the sales section, we normally experience a reduction in average selling prices in virtually all of our product lines, a trend which we expect will continue due to competitive pressures and the fact that newer products, like older products, are reaching sales levels at which customers expect volume-based price breaks. For instance, in comparison to the prior year, the sales of Wireless Components products as a whole decreased 8% on a year-over-year basis and 4% from the previous quarter. While price pressures are much less for Wireless Solutions products, even Cirronet modules experienced a 23% reduction in average selling price compared to our first quarter of the prior year due to a product mix shift within that category. We expect the trend towards lower average selling prices within our product lines will continue.

(2)	Lower number of units sold or produced – This factor results in higher average unit cost due to relatively high fixed manufacturing costs being spread over a smaller number of units sold. Fixed manufacturing costs still include a significant amount of payroll-related support costs and depreciation expense for manufacturing equipment. While our long-term plan is to increase sales volumes, if sales volumes were to decrease in future periods, our average unit costs would rise, becoming unfavorable. Given the uncertainty in current economic conditions, fewer units are likely to be sold in fiscal 2009.

(3)	The impact of non-cash charges for obsolescence and write-downs of inventory - For example, we incurred substantial non-cash charges and write-downs of $1.9 million in fiscal 2007 and $0.5 million in fiscal 2008.

(4)	New products encounter ramp-up costs associated with new manufacturing processes - We will continue to introduce new products to our contract manufacturer process, and, therefore, we may be subject to unanticipated new product production costs that negatively affect our gross margin.

The strategies mentioned in the previous paragraph are intended to offset these four factors. We were able to improve gross margins substantially in fiscal 2008 and we held our gross margins in the current quarter despite lower sales due to our successful cost reduction efforts. We continue to target additional cost reductions. However, there is no assurance that margins will continue to improve or even be maintained in future periods.

Research and Development Expense

Research and development expenses were $1,266,000 in the current quarter, compared to $1,789,000 in the comparable quarter of the prior year and $1,667,000 in the previous quarter. The decreases of 29% from the comparable quarter of the prior year and 24% from the previous quarter were primarily due to a $207,000 reduction in amortization of acquired intangible assets resulting from the impairment charges that we recorded in the fourth quarter of fiscal 2008. In addition, various cost reduction efforts, including a reduction in personnel, have reduced costs from both periods. Included in these expenses was $40,000 in remaining acquisition amortization expense.

Research and development expenses were 11% of sales in both the current quarter and the comparable quarter of the prior year. We have taken actions that are intended to further reduce research and development expense in our next quarter, as explained above in the section entitled, First Quarter Business Conditions and Our Response. We expect to incur decreased research and development expense in the next quarter.

We believe that we have retained the core engineering capabilities we need to continue to develop products and service our customers and that the continued development of our technology and new products is essential to our growth and success. We are committed to continuing to devote significant resources to research and development, primarily for the Wireless Solutions Group.

Sales and Marketing Expense

Current quarter sales and marketing expenses were $1,814,000 compared to $2,196,000 in the comparable quarter of the prior year and $1,930,000 in the previous quarter. This 17% decrease from the comparable quarter of the prior year was primarily due decreased sales commission expense in line with decreased sales. The 6% decrease from the previous quarter was due to various cost reduction efforts.

Sales and marketing expenses were 16% of sales in the current quarter, compared to 14% in the comparable quarter of the prior year. The increase was due to a larger decrease in sales than cost reduction that was achieved. We have taken actions that are intended to further reduce sales and marketing expenses in our next quarter, as explained above in the section entitled First Quarter Business Conditions and Our Response. We expect to incur decreased sales and marketing expense in the next quarter, including sales commission expenses which will fluctuate in line with sales levels.

We intend to aggressively seek increased sales in future periods, particularly for Wireless Solutions products. Therefore we expect to maintain a high level of sales and marketing expense relative to sales.

General and Administrative Expense

General and administrative expenses were $1,011,000 for the current quarter, compared to $1,183,000 for the comparable quarter of the prior year and $1,068,000 in the previous quarter. This 15% decrease over the comparable period and 5% decrease over the previous quarter were primarily due to efforts to reduce cost, despite incurring some additional costs in connection with recruiting two new members of the Board of Directors. The largest decrease in comparison with the comparable quarter of the prior year was a decrease in management incentive compensation.

General and administrative expenses were 9% of sales in the current quarter, up from 7% of sales in the comparable quarter of the prior year. The increase was due to a larger decrease in sales than cost reduction that was achieved. We have taken actions that are intended to further reduce general and administrative expense in our next quarter, as explained above in the section entitled First Quarter Business Conditions and Our Response. We expect to incur decreased general and administrative expenses in the next quarter.

Restructuring and Impairment Expense

In the prior year we made several decisions to reduce cost, as explained above in the section entitled Impact of Prior Cost Reduction Efforts. That had the impact of a large reduction in head count, with its associated severance costs. In addition, in the previous quarter we incurred a material amount of non-cash charges related to impairment of goodwill and other intangible assets. Restructuring and impairment expense in the comparable quarter of the prior year was $99,000 and it was $16.2 million in the previous quarter. In the current quarter, restructuring and impairment expense was a negative expense of $67,000 consisting primarily of gains on sale of under-utilized manufacturing fixed assets.

In December of 2008, we announced a decision to restructure the Company because of an expected decline in sales related to overall economic conditions as described in the section entitled First Quarter Business Conditions and Our Response. Under this plan we will reduce approximately 37% of our workforce and incur approximately $600,000 in restructuring and other nonrecurring expenses related to severance and other costs. We expect to record this in our second quarter ending February 28, 2009.

Total Operating Expenses

Operating expenses in total were $4.0 million in the current quarter, compared to $5.3 million in the comparable quarter of the prior year and $20.9 million in the previous quarter. This represented an approximately $1.25 million decrease from the prior year, including a $1.1 million decrease in normal operating expenses due to various cost reduction programs and the rest due to decreased restructuring and impairment expense. The decrease from the previous quarter was $16.8 million, of which approximately $0.6 million was due to reduced normal operating expenses and the rest due to the extraordinarily high restructuring and impairment expense we incurred in the fourth quarter. Included in current quarter expenses were $76,000 in acquisition amortization expenses, a decrease from $397,000 in the comparable quarter of the prior year. Operating expenses were 35% of sales in the current quarter, compared to 33% in the comparable quarter of the prior year.

As described in the section entitled First Quarter Business Conditions and Our Response, we have taken actions that are intended to reduce normal operating expenses by approximately $1 million in our next quarter. This may be partially offset by approximately $600,000 in restructuring and other nonrecurring expenses related to severance and other costs.

Other Income (Expense)

Total other income (expense) was a $173,000 net expense in the current quarter, compared to a $65,000 net expense for the comparable quarter of the prior year and a $174,000 net expense for the previous quarter. The significant increase in expense from the prior year was primarily a result of $108,000 in net gains realized as a result of sales of manufacturing equipment and spare parts that are no longer needed that occurred in the prior year and did not recur. We expect to incur slightly decreased other expenses in the immediate future due to lower interest expense resulting from lower interest rates and a smaller amount borrowed.

Income Tax Expense (Benefit)

We continue to maintain a substantial valuation allowance on our deferred tax assets due to our historical losses and a limited history of taxable income. In the previous quarter we had a net income tax benefit of $163,000 that primarily resulted from a deferred tax benefit of $185,000 related to the impairment of intangible assets.

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

We retain the tax benefits that have been reserved and we will realize the benefits in future periods to the extent we are profitable. As of the end of the prior year, we had income tax carryforwards and other potential tax benefits available to reduce future federal taxable income by approximately $23.6 million as explained in Note 15 to our financial statements included in our most recent Form 10-K. The NOL carryforwards begin to expire August 31, 2020.

We expect to record relatively small income tax provisions until the recovery of deferred tax assets is more likely than not.

Discontinued Operations

For several years, we had systematically increased our operating expenses to support our Wireless Solutions initiative, particularly for the software and services portion of our Wireless Solutions business, which largely consisted of our subsidiary Aleier, Inc (“Aleier”). In our prior year, we did not see the increase in sales we expected from Aleier. Economic conditions and other factors caused customers to delay or cancel programs in many of our targeted markets. Since we had aggressively built our capabilities to support an anticipated sales increase, in our fourth quarter of last year we faced an excess of expenses at current sales levels.

The software and services business required, and would likely have continued to require, a very large ongoing investment, and was not yet profitable. We determined that the costs of supporting the business were greatly in excess of our near-term revenue potential for software and services. Therefore, we took a number of actions to eliminate this excess cost. Included was a decision to discontinue the activities of our Aleier subsidiary, subject to satisfaction of existing contractual commitments by Aleier.

The net discontinued operations cost for Aleier was $61,000 in the current quarter. As expected, this was a large decrease from the $446,000 cost in the comparable quarter of the prior year and $3.2 million for the previous quarter, including the costs of writing off associated intangible assets. We expect to incur only very small costs for discontinued Aleier operations going forward. We also expect the effect of this discontinued operation on future cash flows to be very minimal.

Earnings (Loss) per Share

The net loss for the current quarter was $46,000, or $0.00 per diluted share, compared to a net income of $113,000, or $0.01 per diluted share, for the comparable quarter of the prior year and net loss of $19.5 million or $1.99 per diluted share for the previous quarter. Net income was nearly the same as the prior year, despite $4.4 million in decreased sales. This was largely due to an estimated $2.2 million in lower expenses as a result of various actions that have been taken over the past two fiscal years, as explained above in the section entitled Impact of Prior Cost Reduction Efforts. The lower sales and resulting gross margins were largely offset by lower operating expenses and a smaller loss on discontinued operations. The current quarter did not have the large one-time expenses of the previous quarter, particularly restructuring and impairment expense.

The net loss for the quarter includes $77,000 for amortization of increased asset values related to fair value of the Cirronet acquisition, as discussed under the section above entitled Amortization of Increased Asset Values Related to Fair Value of Acquired Business. The net income for the quarter also includes $110,000 in stock compensation expense, as discussed under the section above entitled Stock Compensation Expense and $67,000 in negative restructuring expenses, as discussed under the section above entitled Restructuring Expense.

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

The revolving line of credit is an $11.0 million facility and it expires on December 31, 2010 and thus any outstanding borrowings against this facility are due at that time. The purpose of this amended and restated agreement was to complete the restructuring of our operations and fund in November 2007 the $5.0 million in payments associated with our earlier acquisition of Cirronet Inc. The $3.0 million term note calls for nine equal quarterly payments to the bank starting August 31, 2007.

Financial covenants under the new revolving credit arrangement include financial covenants as to the ratio of debt to funds from operations (debt service ratio), profitability, and capital expenditures. On May 30, 2008 and August 29, 2008, our banking agreement was amended to restructure the financial covenants for the prior fiscal year. The maximum borrowing availability from our inventory collateral was increased from $2.0 to $3.0 million. Our cost for these amendments included fees of $35,000 plus an increase in our loan interest rate of 200 basis points starting June 1, 2008.

We were in compliance with all covenants as of November 30, 2008. Our financial outlook has changed as outlined in the section above entitled First Quarter Business Conditions and Our Response. We believe we will need to amend our bank agreement to maintain continued compliance for the rest of the fiscal year. Based on discussions with representatives of WFB, we believe they are in agreement with the actions we are taking and will work with us to amend the agreement. We have a history of successfully obtaining additional restructuring of our covenants. We believe we will be able amend the agreement to remain in compliance with our financial covenants during the balance of fiscal 2009. Should there be a violation of one or more of the financial covenants and we are unable to negotiate a waiver or amendment, the maturity of our debt could be accelerated.

At November 30, 2008, we maintained access to our revolving line-of-credit, which had a loan balance of $7.8 million. Additional loan advances of approximately $1.6 million were available under our current borrowing base.

Our banking agreement and its status at the end of the current quarter are described in Note 4 to our Financial Statements included in this report.

Liquidity

Liquidity at November 30, 2007 consisted primarily of $0.6 million of cash and our revolving line of credit facility which had a loan availability of approximately $1.6 million from our borrowing base which consists of eligible accounts receivable and inventory.

Net cash provided by operating activities was $0.9 million for the current fiscal year-to-date period as compared to $1.0 million for the comparable period of the prior year. The small decrease in operating cash flow was primarily due to a similar sized decrease in net income. The decrease in net income from continuing operations was almost offset by a smaller loss from discontinued operations.

In the current year, there was approximately $0.4 million less in non-cash items included in net income such as depreciation and amortization of intangible assets. However, this was more than offset by almost $0.5 million in cash provided by working capital items. This was largely due to a larger reduction in accounts receivable in the current year of $1.3 million compared to $0.4 million in the prior year. This was in line with reduced sales. So far, we have seen minimal impact of slower payments due to economic conditions as our days-sales-outstanding remains in the mid fifties.

An important achievement was a reduction in inventory of $2.4 million resulting from our aggressive effort to reduce incoming inventory from our contract manufacturers. This was offset by a similar reduction in accounts payable. In the prior year, we experienced a $0.6 million increase in inventory, offset by a $0.7 million increase in accounts payable. Since the lead time we give to our contract manufacturers is in some cases in excess of what we are required to give our customers, we buy some standard inventory items based on a forecasted need. From time to time, this results in an unintended increase in inventory that we need to reduce in subsequent periods. This type of reduction is what occurred in our first quarter, as well as consumption of some stocking of last time buy items as an accommodation for key customers. A volatile factor is that accounts payable may fluctuate at the end of any given quarterly period depending on flows of material received late in the quarter. This was balanced with the inventory change in the current quarter.

The positive operating cash flow of $0.9 million in the current quarter follows a trend of positive operating cash flow that we have historically experienced, including the previous quarter at very close to the same amount. Our plan is to continue to have positive operating cash flow for the next several quarters. We believe continued positive cash flow, as well as access to our credit facilities, will be sufficient to maintain normal operations for the rest of fiscal 2009.

Cash used in investing activities was almost a net of zero for the current year-to-date period and the prior year. The proceeds from disposition of property and equipment slightly exceeded capital spending in both periods. Capital spending was less than $0.1 million and we expect to acquire only up to $0.3 million of capital equipment in fiscal 2009. We do not believe our fabless business model will be capital intensive.

Net cash used for financing activities was $1.6 million in the current year-to-date period, compared to $2.2 million in the prior year-to-date period. In both periods, the primary financing activity was to pay down bank debt. In the prior year, we generated almost $0.2 million in various employee stock programs. That amount was negligible this year, as all stock options have exercise prices greater than the trading price of our stock.

As of November 30, 2008, we had approximately $1.6 million of cash availability under our current banking agreement based upon the borrowing base which is derived from eligible accounts receivable and inventory. In addition, approximately $2.6 million in additional funds may become available under our banking agreement if our borrowing base were to increase sufficiently to support increased borrowing. We are not able to say when or if that will happen because of our inability to foresee future orders due to limited lead times on orders placed by our customers.

While we reported positive operating cash flows in recent years, a reduction in sales or gross margins or changes in working capital could occur due to economic or other factors. We believe that cash generated from operations, our cash balances and the amounts available under our revolving credit facility will be sufficient to meet our cash requirements for the rest of fiscal year 2009. If for any reason these sources of funds are not sufficient to meet our requirements, we may be required to raise additional funds. We cannot guarantee that we would be able to obtain additional financing. Should that happen, there could be a material adverse effect on our operations.

Forward-looking Statements

Except for the historical information, this report contains numerous forward-looking statements that involve risks and uncertainties. These statements are made pursuant to the Safe Harbor Provision of the Private Securities Litigation Reform Act of 1995. Statements of our plans, objectives, expectations and intentions involve risks and uncertainties. Statements containing terms such as “anticipate”, “believe”, “estimate”, “expect”, “may”, “plan” or similar terms are considered to contain uncertainty and are forward-looking statements. We believe that these statements are based on reasonable assumptions and our expectations at the time. Our actual results may differ materially from the statements and assumptions discussed in this report. However, these statements involve uncertainties and are completely qualified by reference to several important factors. Factors that could cause or contribute to such differences include, but are not limited to those discussed in the section entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report, as well as the other factors detailed from time to time in our SEC reports, including the report on Form 10-K for the year ended August 31, 2008.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk due to fluctuations in interest rates on our bank debt. As of November 30, 2008, with all other variables held constant, a hypothetical one-percentage point increase in interest rates would result in an increase in interest expense of approximately $69,000 on an annual basis.

A significant portion of our products have a manufacturing process in a foreign jurisdiction and are sold in foreign jurisdictions. We manage our exposure to currency exchange fluctuations by denominating most transactions in U.S. dollars. We consider the amount of our foreign currency exchange rate risk to be immaterial as of November 30, 2008, and accordingly have not hedged any such risk.

ITEM 4(T).	CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of November 30, 2008. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of November 30, 2008.

During the fiscal quarter ended November 30, 2008, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

There are a number of risks associated with RFM and its business, which are described in our Form 10-K filed with the SEC for the year ended August 31, 2008. Any of these risks, as well as other risks and uncertainties, could harm our business and financial results and cause the value of our securities to decline. The risks described in our Form 10-K are not the only ones facing RFM. Additional risks not currently known to us or that we currently deem immaterial also may impair our business.

ITEM 6.	EXHIBITS

(a)	Exhibits. We hereby incorporate by reference all exhibits filed in connection with Form 10-K for the year ended August 31, 2008.

(b)	Exhibits included:

Exhibit	Description
31.1	Certificate Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 for CEO.

31.2	Certificate Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 for CFO.

32.1	Certificate Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 for CEO.

32.2	Certificate Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 for CFO.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RF MONOLITHICS, INC.

Dated: January 14, 2009	By:	/s/ David M. Kirk
David M. Kirk
CEO, President and Director

Dated: January 14, 2009	By:	/s/ Harley E Barnes III
Harley E Barnes III
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit	Description
31.1	Certificate Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 for CEO. (1)

31.2	Certificate Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 for CFO. (1)

32.1	Certificate Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 for CEO. (1)

32.2	Certificate Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 for CFO. (1)

(1)	Filed as an exhibit to this Form 10-Q.