Form 10-Q
period 2009-02-28
RF MONOLITHICS INC /DE/
filed 2009-04-14
CIK 922204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 2009

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐    Yes  ☒    No

As of March 31, 2009: 9,949,399 shares of the Registrant’s Common Stock, $.001 par value, were outstanding.

RF MONOLITHICS, INC.

FORM 10-Q

QUARTER ENDED FEBRUARY 28, 2009

PART I. CONDENSED CONSOLIDATED FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RF MONOLITHICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

(In Thousands)

	February 28, 2009	August 31, 2008 (a)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$819	$1,254
Trade receivables - net	4,310	8,434
Inventories - net	6,889	9,539
Prepaid expenses and other	328	265
Assets of discontinued operations	130	174

Total current assets	12,476	19,666

PROPERTY AND EQUIPMENT - Net	2,671	3,090
GOODWILL	556	556
INTANGIBLES - Net	1,953	2,073
OTHER ASSETS - Net	829	902
ASSETS OF DISCONTINUED OPERATIONS	—	79

TOTAL	$18,485	$26,366

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long term debt - bank	$5,868	$1,333
Capital lease obligations - current portion	39	48
Accounts payable - trade	3,456	5,406
Accrued expenses and other current liabilities	1,306	2,073
Liabilities of discontinued operations	42	321

Total current liabilities	10,711	9,181

LONG-TERM DEBT - Less current portion:
Notes payable - bank	—	8,097
Capital lease obligations	78	96

Total long-term debt	78	8,193

DEFERRED TAX LIABILITIES - Net	236	236

Total liabilities	11,025	17,610

STOCKHOLDERS’ EQUITY:
Common stock: 9,949 and 9,812 shares issued	10	10
Additional paid-in capital	50,293	50,050
Common stock warrants	86	86
Treasury stock, 36 common shares at cost	(227)	(227)
Accumulated deficit	(42,702)	(41,163)

Total stockholders’ equity	7,460	8,756

TOTAL	$18,485	$26,366

(a)	Derived from audited financial statements.

See notes to condensed consolidated financial statements.

RF MONOLITHICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

(In Thousands, Except Per-Share Amounts)

	Three Months Ended		Six Months Ended
	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008

SALES	$6,598	$13,731	$17,965	$29,498

COST OF SALES	4,342	8,279	11,492	18,147

GROSS PROFIT	2,256	5,452	6,473	11,351

OPERATING EXPENSES:
Research and development	1,046	1,842	2,312	3,631
Sales and marketing	1,140	2,185	2,954	4,381
General and administrative	910	1,066	1,921	2,249
Restructuring and impairment charge (credit)	460	(44)	393	55

Total operating expenses	3,556	5,049	7,580	10,316

INCOME (LOSS) FROM OPERATIONS	(1,300)	403	(1,107)	1,035

OTHER INCOME (EXPENSE):
Interest income	—	1	1	16
Interest expense	(134)	(168)	(304)	(360)
Other	(20)	(2)	(24)	110

Total other expense	(154)	(169)	(327)	(234)

INCOME (LOSS) BEFORE INCOME TAXES	(1,454)	234	(1,434)	801
Income tax expense	8	5	13	13

NET INCOME (LOSS) - continuing operations	(1,462)	229	(1,447)	788
NET LOSS - discontinued operations	(31)	(331)	(92)	(777)

NET INCOME (LOSS)	$(1,493)	$(102)	$(1,539)	$11

INCOME (LOSS) PER SHARE
Basic from continuing operations	$(0.15)	$0.02	$(0.15)	$0.08
Basic from discontinued operations	0.00	(0.03)	(0.01)	(0.08)

Basic	$(0.15)	$(0.01)	$(0.16)	$0.00

Diluted from continuing operations	$(0.15)	$0.02	$(0.15)	$0.08
Diluted from discontinued operations	0.00	(0.03)	(0.01)	(0.08)

Diluted	$(0.15)	$(0.01)	$(0.16)	$0.00

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	9,907	9,585	9,872	9,471

Diluted	9,907	10,386	9,872	10,371

See notes to condensed consolidated financial statements. The reported amounts for periods ended February 29, 2008 have been adjusted from previous reports for classification of discontinued operations.

RF MONOLITHICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(In Thousands)

	Six Months Ended
	February 28, 2009	February 29, 2008
OPERATING ACTIVITIES:
Net income (loss) from continuing operations	$(1,447)	$788
Net loss from discontinued operations	(92)	(777)
Noncash items included in net income:
Depreciation and amortization	644	760
Amortization of intangible assets	120	567
Charge for inventory obsolescence	332	210
Provision for trade receivable allowance	(8)	—
Stock-based compensation	210	259
Gain on disposal of property and equipment	(55)	(457)
Noncash items included in net loss from discontinued operations	26	210

Changes in operating assets and liabilities, net of acquisitions:
Trade receivables	4,165	584
Inventories	2,318	(334)
Prepaid expenses and other	(62)	(11)
Accounts payable - trade	(1,989)	(466)
Accrued expenses and other current liabilities	(1,007)	(821)

Net cash provided by operating activities	3,155	512

INVESTING ACTIVITIES:
Acquisition of property and equipment	(71)	(382)
Proceeds from disposition of property and equipment	92	551
Change in other assets	(56)	(131)

Net cash (used in) provided by investing activities	(35)	38

FINANCING ACTIVITIES:
Net borrowings (repayments) on bank revolver note	(2,895)	3,394
Repayments of notes payable and acquisition earnout payable	(667)	(5,451)
Repayments of capital lease	(27)	(25)
Proceeds from common stock issued	34	344

Net cash used in financing activities	(3,555)	(1,738)

DECREASE IN CASH AND CASH EQUIVALENTS	(435)	(1,188)
CASH AND CASH EQUIVALENTS:
Beginning of period	1,254	2,404

End of period	$819	$1,216

SUPPLEMENTAL INFORMATION:
Interest paid	$252	$467

Income taxes paid	$4	$2

See notes to condensed consolidated financial statements. The reported amounts for periods ended February 29, 2008 have been adjusted from previous reports for classification of discontinued operations.

RF MONOLITHICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED

1.	INTERIM FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, that in the opinion of the management of RF Monolithics, Inc. or the Company, are necessary for a fair presentation of our financial position as of February 28, 2009, the results of operations for the three and six months ended February 28, 2009 and February 29, 2008 and cash flows for the six months ended February 28, 2009 and February 29, 2008. These unaudited interim condensed consolidated financial statements should be read in conjunction with our audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended August 31, 2008, filed with the Securities and Exchange Commission.

Operating results for the six months ended February 28, 2009 are not necessarily indicative of the results to be achieved for the full fiscal year ending August 31, 2009.

2.	INVENTORIES

Inventories consist of the following (in thousands):

	February 28, 2009	August 31, 2008
Raw materials and supplies	$3,522	$3,755
Work in process	584	732
Finished goods	5,140	7,406

Total gross inventories	9,246	11,893

Less: Inventory reserves	(2,357)	(2,354)

Total inventories	$6,889	$9,539

3.	PROPERTY AND EQUIPMENT

Property and equipment included construction in progress of $109,000 at February 28, 2009, and $40,000 at August 31, 2008, which was composed primarily of computer hardware and other fixed assets not yet placed in service.

4.	CREDIT FACILITIES

Our debt at February 28, 2009 and August 31, 2008 consisted of the following (in thousands):

	February 28, 2009	August 31, 2008
Bank revolving line-of-credit	$4,868	$7,763
Bank term note	1,000	1,667

Total	5,868	9,430

Less: Current portion	5,868	1,333

Long-term portion	$—	$8,097

The Bank term note calls for nine equal quarterly payments of $333,333 to the bank starting August 31, 2007. Six of the payments have been made as of February 28, 2009. The revolving line of credit expires on December 31, 2010 and thus any outstanding borrowings against this facility are due at that time. As of February 28, 2009, our revolving line of credit facility had additional availability of approximately $0.8 million. Financial covenants under the revolving credit arrangement include financial covenants as to the ratio of debt to funds from operations (debt service ratio), profitability, and capital expenditures.

Our operating results for the second quarter ended February 28, 2009 resulted in our non-compliance with certain financial covenants referenced above and more fully described in the Credit and Security Agreement dated August 29, 2007 as amended, or Credit Agreement. Under the terms of the Credit Agreement, we were required for the quarter and year-to-date period ended February 28, 2009 to achieve certain levels of net income and debt service coverage which were not attained. The Credit Agreement provides that, upon non-compliance with such financial covenants, the bank may take various actions, including among other things any one or more of the following: (i) terminate its commitment to make advances to the Company, (ii) declare the balance of the indebtedness, in the amount of approximately $4.7 million as of March 31, 2009, due and payable, or (iii) exercise its rights as a secured creditor by taking possession of or otherwise liquidating some or all its collateral.

Additionally, the Credit Agreement allows the bank to increase the interest rate on unpaid balances by four percentage points while we are not in compliance with the Credit Agreement. This has increased our current interest rate from 5.25% to 9.25%. Pursuant to the Credit Agreement the bank has done this retroactively to March 1, 2009. We estimate this will increase interest expense approximately $18,000 per month until the non-compliance is waived.

We continue to work with the bank toward resetting our financial covenants under an amendment. So far, other than increase the interest rate, the bank has chosen not to exercise its rights under the Credit Agreement listed above. We continue to have access to available funds under the revolver. Should we not succeed at amending the Credit Agreement and the bank exercises the aforementioned actions and we are unable to secure other financing, we may not be able to continue as a going concern.

The interest rate on all borrowings under our Credit Agreement is based on either bank prime or LIBOR. The interest rate changes periodically and can be fixed for up to a three-month period. The interest rate on borrowings as of February 28, 2009 was 9.25%, which includes the extra 4% allowed by the Credit Agreement as the result of our non-compliance with certain financial covenants mentioned above.

5.	STOCK-BASED COMPENSATION PLANS

We have several stock-based compensation plans, which are more fully described in Note 11 in our fiscal year 2008 annual report on Form 10-K. The following table illustrates the stock compensation expense recognized in the three and six months ended February 28, 2009 and February 29, 2008. It includes stock compensation for discontinued operations of zero and ($1,000) in the three and six months ended February 28, 2009, respectively, as well as $5,000 and $13,000 in the three and six months ended February 29, 2008, respectively. The $1,000 credit in fiscal 2009 discontinued operations is a correction of prior expense. Compensation expense recognized in thousands was:

	Compensation Expense Recognized
	Three months ended February		Six months ended February
Stock Compensation Plan	28, 2009	29, 2008	28, 2009	29, 2008
Stock options for employees & directors	$9	$9	$18	$29
Employee stock purchase plan	2	5	7	12
Restricted stock units	88	77	184	231

Totals	$99	$91	$209	$272

Stock Options - There were no stock option grants in the current or prior year. During the six months ended February 28, 2009, options to purchase 203,162 shares of stock were forfeited due to employee terminations and option period expirations. The summary of stock option activity for the current fiscal year as of February 28, 2009 follows:

	Six Months Ended February 28, 2009
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($000)
Outstanding at September 1, 2008	1,952,755	$5.01
Exercised	-0-	$0.00
Expired/forfeited	(203,162)	$6.73

Outstanding at February 28, 2009	1,749,593	$4.81	3.2	$-0-

Exercisable at February 28, 2009	1,749,218	$4.81	3.2	$-0-

All outstanding options carry a grant price greater than the $.45 per share market price of our common stock on February 28, 2009. Therefore the aggregate intrinsic value is zero as stated in the table above.

Restricted Stock Units - The following table sets forth the status of our Restricted Stock Unit, or RSU, compensation activity for the current fiscal year as of February 28, 2009:

Nonvested Shares	Shares	Weighted- Average Grant- Date Fair Value
Nonvested at August 31, 2008	335,300	$3.73
Granted	582,000	$0.61
Vested	(65,250)	$4.89
Forfeited	(43,925)	$3.82

Nonvested at February 28, 2009	808,125	$1.38

6.	EARNINGS (LOSS) PER SHARE

Our earnings (loss) per share is computed by dividing our net earnings (loss) by the weighted average number of outstanding common shares during the period. Our diluted earnings (loss) per share is computed by dividing our net earnings (loss) by the weighted average number of outstanding common and potentially dilutive shares. Potentially dilutive shares are derived from outstanding stock options, warrants and RSUs that have an exercise price less than the weighted average market price of our common stock. Any options and warrants with an exercise price greater than the weighted average market price of our common stock are considered antidilutive and are excluded from the computation of diluted earnings per share. In a period of net loss, all outstanding options, warrants and RSUs are considered antidilutive. The number of common stock options, warrants and RSUs considered antidilutive and thus excluded from the year to date diluted earnings or loss per share computation for the six months ended February 28, 2009 was 2,587,718. The number of common stock options, warrants and RSUs considered antidilutive and thus excluded from the year to date diluted earnings or loss per share computation for the six months ended February 29, 2008 was 941,032.

7.	SALES REVENUE

The following table sets forth the components of our sales and the percentage relationship of the components to sales by product area for the periods indicated (in thousands, except percentage data):

	Amounts				% of Total
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008

Product Sales:
Wireless Solutions Group:
Virtual Wire® Radio products	$2,502	$3,773	$5,439	$7,415	38%	28%	30%	25%
Cirronet modules	1,924	2,754	4,690	6,084	29	20	26	21

Subtotal	4,426	6,527	10,129	13,499	67	48	56	46

Wireless Components Group:
Filters	1,259	3,895	5,198	9,775	19	28	29	33
Frequency control modules	223	506	797	1,157	3	4	5	4
Low-power components	690	2,803	1,841	5,067	11	20	10	17

Subtotal	2,172	7,204	7,836	15,999	33	52	44	54

Total sales	$6,598	$13,731	$17,965	$29,498	100%	100%	100%	100%

International sales were approximately 45% or $2,963 during the current quarter and 48% or $6,612 during the comparable quarter of the prior year. On a six month year to date basis, international sales were approximately 51% or $9,181 during the current year and 47% or $13,977 during the comparable period of the prior year. We consider all product sales with a delivery destination outside of North America to be international sales.

8.	SEGMENT INFORMATION

In the MD&A section of this Form 10-Q we describe two lines of business, the Wireless Solutions business and the Wireless Component business. In fiscal year 2007, we made an acquisition that significantly increased our Wireless Solutions business. Our strategy is to focus our product and market development efforts and resources on the Wireless Solutions business, which we believe gives us greater potential for both increased sales and gross margin.

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

Information concerning the operations and assets in these reportable segments is as follows (in thousands):

Segment Reporting

	Three Months Ended		Six Months Ended
	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008

Net Sales:

Wireless Solutions Group	$4,426	$6,527	$10,129	$13,499

Wireless Components Group	2,172	7,204	7,836	15,999

Total	$6,598	$13,731	$17,965	$29,498

Gross Profit:

Wireless Solutions Group	$1,702	$3,310	$4,530	$6,946

Wireless Components Group	554	2,142	1,943	4,405

Total	$2,256	$5,452	$6,473	$11,351

Operating Expenses (not allocated to segments):

Research and development	1,046	1,842	2,312	3,631

Sales and marketing	1,140	2,185	2,954	4,381

General and administrative	910	1,066	1,921	2,249

Restructuring and impairment	460	(44)	393	55

Income (loss) from operations	$(1,300)	$403	$(1,107)	$1,035

Gross Profit percent to sales:

Wireless Solutions Group	38%	51%	45%	51%

Wireless Components Group	26%	30%	25%	28%

Total	34%	40%	36%	38%

	February 28, 2009	August 31, 2008
Segment assets:
Wireless Solutions Group	$10,166	$12,282
Wireless Components Group	3,768	8,578
Corporate and unallocated	4,421	5,253
Assets of discontinued operations	130	253

Total	$18,485	$26,366

Our Aleier business, previously part of the Wireless Solutions Group, was classified as a discontinued operation at the end of fiscal year 2008 and thus is excluded from our segment reporting. The previously reported sales and gross profit of $576 and $284, respectively for the three months ended February 29, 2008 and the sales and gross profit of $1,047 and $411, respectively for the six months ended February 29, 2008 for the Aleier business have been removed from the Wireless Solutions Group results.

9.	INCOME TAXES

During the six months ended February 28, 2009, we realized loss before income tax (including discontinued operations) of $1,526,000, compared to income before income tax (including discontinued operations) of $24,000 for the comparable six month period of the prior year. In both the current and prior years we recorded small provisions for state income tax, based upon minimum tax requirements. We expect to record relatively small income tax provisions in future periods. We continue to maintain a full valuation allowance on our deferred tax assets due to prior period losses, as well as the general economic environment.

10.	RESTRUCTURING AND IMPAIRMENT

In fiscal year 2007, we announced a restructuring plan for our Wireless Components business which included the outsourcing of all Dallas manufacturing operations. This restructuring plan resulted in employee severance costs in addition to asset impairment costs that consisted of the write-down or write-off of equipment and other assets that were no longer usable to support manufacturing. Most of our manufacturing equipment was sold to the contract manufacturer who produces the product for us. Costs for this program started in fiscal year 2007 and continued in fiscal year 2008. In the first quarter of fiscal year 2009 we recognized gains on sales of fixed assets from underutilized equipment that was sold.

In the second quarter of fiscal year 2008, we consolidated and reorganized our back office marketing, engineering and administrative functions for the parent company and the acquired Cirronet business in an effort to improve our ability to deliver machine to machine, or M2M, solutions. Costs for this program were largely completed in fiscal year 2008.

In December of 2008, we announced our plan to restructure the Company in response to an expected decline in sales related to overall economic conditions. Under this plan we reduced our workforce in the current quarter by approximately 36% by terminations and attrition and incurred approximately $460,000 in restructuring expense related to severance. We recorded this in our current quarter ending February 28, 2009.

The following table details the restructuring and impairment expense recognized in the three and six months ended February 28, 2009 and the three and six months ended February 29, 2008 (in thousands except for employee count):

	Three Months Ended		Six Months Ended
	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008
Outsourcing Dallas manufacturing:
* Employee severance accrued	$—	$67	$—	$166
Net gain on sale of equipment	—	(273)	(50)	(273)
Facility clean-up costs	—	56	(13)	56

Subtotal for outsourcing Dallas manufacturing	—	(150)	(63)	(51)

Reorganization of Company:
* Employee severance accrued	—	—	(8)	—
Consulting costs	2	106	6	106

Subtotal for reorganization of company	2	106	(2)	106

Response to decline in economic conditions:
* Employee severance accrued	458	—	458	—

Total Restructuring and Impairment Expense	$460	$(44)	$393	$55

* Number of severance employees	34	3	34	16

The following represents a reconciliation of the employee severance accrual, which is included in accrued expenses and other current liabilities in the accompanying financial statements (in thousands):

	Three Months Ended		Six Months Ended
	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008
Balance at beginning of period	$181	$172	$327	$264
Employee severance accrued	458	67	450	166
Severance payments to employees	(421)	(166)	(559)	(357)

Balance at end of period	$218	$73	$218	$73

11.	DISCONTINUED OPERATIONS

In August 2008 our Board of Directors approved a plan to exit our Aleier software and services business. Our decision was in response to the unsatisfactory financial performance and business outlook for the software and services business and the expected continuation of such financial performance.

In August, 2008, under the exit plan, Aleier ceased to provide services and support of its software products, subject to satisfaction of outstanding contractual commitments. Termination of a majority (10) of the Aleier employees occurred in August 2008. The remainder assisted in winding down the business and were terminated by the end of the 2008 calendar year. We are treating the Aleier subsidiary as a discontinued operation in the financial statements included in this report. This classification is in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The Aleier business was part of the Wireless Solutions segment.

Operating results of the discontinued operations were as follows (in thousands):

	Three Months Ended		Six Months Ended
	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008
Sales	$2	$576	$123	$1,047

Net loss from discontinued operations	(31)	(331)	(92)	(777)

The following are balances of major classes of assets and liabilities related to the discontinued operations (in thousands):

	February 28, 2009	August 31, 2008
Assets:
Accounts Receivable	$127	$170

Prepaid expenses and other	3	4

Sub-total - current assets	130	174

Property and Equipment - net	—	79

Total	$130	$253

Liabilities:

Accounts Payable	—	40

Accrued expensed and other	42	281

Total	42	321

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our Wireless Solutions business includes Virtual Wire® Short-range Radios, Radio Frequency Integrated Circuits, or RFIC’s, and wireless module products. The products are various types of radios and the networks that manage and use these radios. Our goal is to provide customers with a wide variety of alternative products for their wireless network applications. Our product offerings include miniature radios that are very short range and ultra low-power. We also market standard and custom OEM radio modules as well as packaged radio products that have longer range and increased data rates.

Our Wireless Components business includes filters, frequency control modules and low-power components. Our goal is to provide simple, cost effective solutions that fit our customers’ specialty applications.

Executive Summary

The market place profiles in which our two business groups operate are materially distinct from one another. The Wireless Components business is characterized by a very competitive environment that has declining average selling prices and frequent product innovation. This market includes several large competitors who have superior financial and other resources. We have competed successfully for 30 years by cultivating close customer relationships with a diverse group of customers who offer varied applications and serve diverse markets and geographic locations. In contrast, our Wireless Solutions business is characterized as a developing market with only a generalized definition of products, services, markets and applications. Competition is not well defined and typically consists of much smaller competitors, many of whom are similar in size and resources to us, or even smaller.

Our strengths include: (a) our ability to identify and capitalize on trends in a rapidly growing wireless marketplace; (b) our capability to develop products and services that have superior technical characteristics; (c) our expertise to assist our customers in incorporating our products into their applications; and (d) our demonstrated ability to manufacture high quality cost-effective products made by our contract manufacturers in volume with short lead times. Our manufacturing capabilities are greatly enhanced by our relationships with several domestic and offshore contractors.

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

With only three exceptions, we generated positive operating cash flows in the nine most recent quarters, including our current quarter and our last two fiscal years since our acquisitions to expand our Wireless Solutions business. See the section below entitled Actions to Improve Liquidity for discussion of cash flows for the current period. Our ability to maintain positive cash flows is dependent on our success in restructuring our expense levels in relation to sales. See the next section below entitled Current Business Conditions and Actions to Improve Profitability for discussion of our restructuring program. In any case, the amount of positive cash flow may decrease or occasionally turn negative due to fluctuating revenues, declining margins, escalating operating costs, the need for increased working capital to support increased sales, or increased spending to support growth programs. We feel we currently have the financial resources necessary to execute our business plans.

Current Business Conditions and Actions to Improve Profitability

As we expected, the worsening economic situation had an enormous effect on us in our second quarter, resulting in significantly lower sales, gross margins and a significant net loss from operations. Many of our markets, particularly the automotive sector, were severely impacted. Historically the automotive market has represented 25% to 30% of our quarterly sales. This quarter, our percentage of sales from automotive markets fell to 18% of much lower total sales. We believe that our sales to automotive markets will continue to be materially adversely affected for at least the next few quarters. While we believe some of our markets, including medical and industrial, may weather the recession better than other markets, it is clear that there will continue to be weakness in many of our markets, especially the automotive market. Economic conditions in several markets remain difficult to predict, so we cannot say when or how much any recovery might be, or even whether or not there could be a further decline in sales.

In response to expected sales declines and economic uncertainties, we took aggressive actions in our second quarter to align expense levels with anticipated lower sales levels. As we continue to restructure the Company, we are committed to the following actions:

a.	Continue to actively manage our inventory levels, achieving a significant decrease in inventory in our first quarter, a slight decrease in the second quarter and targeting an additional decrease in our third quarter.

b.	In our current quarter ended February 28, 2009, we reduced our workforce by approximately 36% and implemented a 10% across-the-board salary reduction. A vast majority of the workforce reduction took place at the end of the first month of the quarter, so the current quarter saw approximately two thirds of the planned effect.

c.	Suspended our 401(k) match and we have suspended cash compensation in the form of quarterly retainers and meeting fees for our outside directors.

d.	We continue to focus our sales efforts on markets that face less economic pressure, such as the medical market. This has the effect of improving our overall gross margins, since these markets have higher gross margin potential than more competitive markets such as the automotive or consumer markets.

e.	In addition to personnel-related reductions, we took other cost reduction measures and will further adjust our business structure.

These actions were in addition to a series of actions that we had taken in the previous two years to reduce our costs by approximately $9 million on an annual basis. As management expected, our second quarter actions resulted in a net reduction in recurring operating expenses of approximately $1 million in our second quarter. Further, we thought that this would reduce our overall breakeven sales point for profitability by up to 30% from our first quarter and we believe that it has. Also as expected, our cash flow breakeven sales point was at least 5% below the profitability breakeven point due to some continuing noncash expenses. The associated restructuring expense for severance and other nonrecurring costs in our second fiscal quarter were approximately $530,000, which were slightly less than expected.

We will continue to take the actions required to restructure our business to produce significant positive operating cash flow and to return to overall profitability when economic conditions permit. While our cost reductions have resulted in a much lower cost business model, current economic conditions make forecasting future profitability very difficult.

Actions to Improve Liquidity

Our operating results for the second quarter resulted in a violation of the financial covenants in our Credit and Security Agreement dated August 29, 2007 as amended, or Credit Agreement. Under the terms of the Credit Agreement, we were required, for the quarter ended February 28, 2009, to achieve certain standards for net income (as adjusted per the Credit Agreement) and debt service coverage which were not attained. The Credit Agreement provides that, upon non-compliance with such financial covenants, the bank may take various actions, including among other things any one or more of the following: (i) terminate its commitment to make advances to the Company, (ii) declare the balance of the indebtedness, in the amount of approximately $4.7 million as of March 31, 2009, due and payable, or (iii) exercise its rights as a secured creditor by taking possession of or otherwise liquidating some or all its collateral.

Additionally, the Credit Agreement allows the bank to increase the interest rate on unpaid balances by four percentage points while we are not in compliance with the Credit Agreement. This has increased our current interest rate from 5.25% to 9.25%. Pursuant to the Credit Agreement the bank has done this retroactively to March 1, 2009. We estimate this will increase interest expense approximately $18,000 per month until the violations are waived.

We continue to work with the bank toward resetting our financial covenants under an amendment. So far, other than increase the interest rate, the bank has chosen not to exercise its rights under the Credit Agreement listed above. We continue to have access to available funds under the revolver. Based on discussions with the bank and our prior history of obtaining waivers or amendments, we remain cautiously optimistic that we can enter into agreements with the bank and/or others that will allow our operations to continue without disruption. While we hope that our continuing discussions prove successful, there can be no assurance that the bank will not pursue some or all of its remedies under the Credit Agreement.

As part of the bank loan collateral measurement, we had various appraisals performed on our collateral property in the current quarter. Given current economic conditions, the appraisals were at lower levels than in better economic times, and our advance rates have been reduced accordingly.

The change in advance rates has resulted in a significant reduction in our cash availability of approximately $600,000, and put pressure on our operations. We have continued to meet the payment requirements of our Credit Agreement since the change in advance rates went into effect in the month of March, including a payment on our term loan of $333,000. However, we are working with our suppliers to extend payments while we transition to the new advance rates. So far we have been able to do this, but there can be no assurance that this can continue to be done. A significant interruption in the flow of material from our suppliers due to credit term issues would have a material adverse effect on our operations and, in the absence of additional financing, result in our insolvency.

One objective of our actions discussed in the preceding section was to generate positive operating cash flow during this period of economic downturn. Those actions have generated positive operating cash flow of approximately $4.0 million during our last three quarters, including $2.2 million in the current quarter. A significant portion of that positive operating cash flow was derived from collecting accounts receivable in excess of declining sales, which was achieved due to very favorable collection rates from our customers. However, should sales level out at current levels, collections will no longer exceed sales and no longer can be a significant source of funds. We believe that our inventory levels are relatively high in relation to our current business levels, so we are targeting further contributions to positive operating cash flow from further decreases in inventory in future quarters. We were very successful in doing this in our first quarter, with a $2 million dollar reduction, and even reduced inventory in our second quarter, despite the sudden decrease in sales of 42% from the previous quarter. We believe that we can reduce inventories in our next quarter by approximately $500,000 or more.

Another action that we are pursuing is to refinance our remaining term loan debt with our primary lender by arranging a new loan with another financial institution secured by a mortgage on our Dallas headquarters. The refinancing would reduce quarterly payments to service the debt and provide some additional funds for operations. We believe this can be achieved in our third quarter.

We believe we have put in place a cost structure that is capable of generating positive earnings before taxes, interest, depreciation and amortization (“EBITDA”) at current sales levels when the other measures described above under this heading become less effective. It is our objective to continue to generate positive cash flow, service our bank debt and keep in good standing with our suppliers in the immediate future, although this cannot be assured due to the economic uncertainties we face.

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

Results of Operations

In this next section we will discuss our financial statements. In this discussion, we will make comparisons between the following periods, which we believe are relevant to understanding trends in our business:

•

The current quarter and current year-to-date period, each ended February 28, 2009, of the fiscal year ending August 31, 2009, in comparison to the comparable quarter of the prior year and prior year-to-date period, each ended February 29, 2008 of the fiscal year ended August 31, 2008.

•	Certain comparisons with the three months ended November 30, 2008 (previous quarter) are provided where we believe it is useful to the understanding of trends.

The selected financial data for the periods presented may not be indicative of our future financial condition or results of operations.

The following table illustrates operating results for the four quarters of fiscal 2008 and the first two quarters of fiscal 2009 (in thousands, except percentage data). These figures will be used when discussing trends in the following section. The reported amounts for fiscal 2008 have been adjusted from previous quarterly reports because of classification of discontinued operations.

	Fiscal 2008 Quarter Ended				Fiscal 2009 Qtr. Ended
	Nov. 30	Feb. 29	May 31	Aug. 31	Nov. 30	Feb. 28
Sales by product area:
Wireless Solutions Group:
Virtual Wire® Radio products	$3,642	$3,773	$3,061	$2,799	$2,937	$2,502
Cirronet modules	3,330	2,754	2,457	3,154	2,766	1,924

Subtotal	6,972	6,527	5,518	5,953	5,703	4,426
Wireless Components Group:
Filters	5,880	3,895	4,830	4,141	3,939	1,259
Frequency control modules	651	506	951	796	574	223
Low-power components	2,264	2,803	1,480	1,494	1,151	690

Subtotal	8,795	7,204	7,261	6,431	5,664	2,172

Total Sales	15,767	13,731	12,779	12,384	11,367	6,598
Cost of sales	9,868	8,279	8,136	7,816	7,150	4,342

Gross profit	5,899	5,452	4,643	4,568	4,217	2,256
% of sales-Wireless Solutions	52.2%	50.7%	47.9%	49.6%	49.6%	38.5%
% of sales-Wireless Components	25.7%	29.7%	27.5%	25.1%	24.5%	25.5%
% of sales-Total	37.4%	39.7%	36.3%	36.9%	37.1%	34.2%

Operating expenses:
Research and development	1,789	1,842	1,803	1,667	1,266	1,046
Sales and marketing	2,196	2,185	2,092	1,930	1,814	1,140
General and administrative	1,183	1,066	984	1,068	1,011	910
Restructuring and impairment	99	(44)	265	16,192	(67)	460

Total	5,267	5,049	5,144	20,857	4,024	3,556

Income from operations	632	403	(501)	(16,289)	193	(1,300)
Other income (expense), net	(65)	(169)	(160)	(174)	(173)	(154)

Income before income taxes	567	234	(661)	(16,463)	20	(1,454)
Income tax expense (benefit)	8	5	25	(163)	5	8

Income(loss)-continuing operations	559	229	(686)	(16,300)	15	(1,462)
Loss-discontinued operations	(446)	(331)	(733)	(3,181)	(61)	(31)

Net Income (loss)	$113	$(102)	$(1,419)	$(19,481)	$(46)	$(1,493)

The following table sets forth, for the three and six months ended February 28, 2009 and February 29, 2008, (a) the percentage relationship of certain items from our statements of operations to sales and (b) the percentage change in these items between the current period and the comparable period of the prior year:

	Percentage of Total Sales				Percentage Change From
	Three Months Ended		Six Months Ended		Three Months Ended February 2008 to 2009	Six Months Ended February 2008 to 2009
	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008
Sales	100%	100%	100%	100%	(52)%	(39)%
Cost of sales	66	60	64	61	(48)	(37)

Gross profit	34	40	36	39	(59)	(43)

Research and development	16	13	13	12	(43)	(36)
Sales and marketing	17	16	16	15	(48)	(33)
General and administrative	14	8	11	8	(15)	(15)
Restructuring and impairment	7	0	2	0	1,145	615

Total operating expenses	54	37	42	35	(30)	(27)

Income from operations	(20)	3	(6)	4	(423)	(207)
Other expense, net	(2)	(1)	(2)	(1)	(9)	40

Income before income taxes	(22)	2	(8)	3	(721)	(279)
Income tax expense	0	0	0	0	60	0

Net income (loss)-continuing ops.	(22)	2	(8)	3	(738)	(284)
Net loss-discontinued operations	(1)	(3)	(1)	(3)	(91)	(88)

Net income (loss)	(23)%	(1)%	(9)%	0%	(1,364)%	(14,091)%

Sales

Overall Sales Trends for the Current Quarter Compared to the Prior Year and Previous Quarter

Total sales decreased 52% in the current quarter compared to the comparable quarter of the prior year and 42% from the previous quarter. The primary reason for the changes in both periods were corresponding changes in the number of units sold for most of our volume product lines. Wireless Components sales were down 70% from the comparable quarter of the prior year and 62% from the previous quarter. Wireless Solutions sales were down less than that at 32% and 22% respectively from those same periods.

As we expected, the economic downturn has had a material adverse effect on our sales, particularly for automotive and consumer products. Sales to automotive markets were down approximately 70% from the comparable quarter prior year and almost 50% from the previous quarter. Automotive production was at very low levels all around the world in the current quarter, which included extended holiday shut downs. Sales to consumer markets were down approximately 90% and 75% for the same time periods. Both markets have been adversely affected by economic conditions, as well as inventory levels at various points in the supply chain that needed to be sold down to more appropriate levels. A significant portion of sales to both markets are normally for the satellite radio application, which is why filter sales were down approximately 68% in comparison to both periods. Low-power components sales also were affected adversely by the automotive market trends, as those sales were 75% lower than the comparable quarter of the prior year and 40% from the previous quarter. The decrease in automotive sales was the primary reason for the substantial decline in Wireless Components. For further information, see the sections below entitled Product Line Sales Trends – Wireless Components Group.

For several years, we have focused our product and market development efforts on our Wireless Solutions products. The primary markets for these products are industrial and medical. Sales to industrial markets were significantly lower, decreasing approximately 40% from the comparable quarter of the prior year. This is the primary reason why sales of Cirronet products were 30% lower in both the three and six month periods than for the comparable periods of the prior year, especially for European surveying and telemetry applications. Virtual Wire® Short-range Radio products were also affected, as those sales decreased 34% from the comparable quarter of the prior year and 15% from the previous quarter. Our primary customers for Wireless Solutions products are OEM customers and contract manufacturers and distributors. These customers order product based upon their own production schedules or the production schedules requested by their customers, which have historically shown considerable volatility. Production levels were generally low in the current quarter, although not quite as low as they were for Wireless Components products. For further information on these products see the section below entitled Product Line Sales Trends – Wireless Solutions Group.

The biggest exception to these negative trends was sales to medical applications for Virtual Wire® Short-range Radio and Cirronet module products. Sales for the medical market actually increased approximately 30% over the comparable quarter of the prior year and 15% over the previous quarter. In contrast to other markets, medical products, a market that we have been developing for years, continues to have products introduced into production. We believe sales for medical applications may continue at high levels or may even increase, despite overall economic conditions.

Our strategy has been to grow our Wireless Solutions business to offset an expected decline in the Wireless Components business. We have focused our product and market development efforts on products with higher technical content, which allows them to be sold with higher gross margins. Total Company sales will expand only if the anticipated growth in Wireless Solutions sales exceeds the anticipated decline in sales for our Wireless Components business.

We compete in very price-competitive markets (such as the automotive and satellite radio markets) in which customers require decreased prices over time to retain their business, particularly for products in the Wireless Components group. In addition, our customers expect economies of scale to result in lower pricing as new products ramp up in volume. As a result, three of our higher-volume product lines (low-power components, filters and Cirronet modules) experienced a decline in average selling prices in the range of 5% to 10% in the current year in comparison to the prior year-to-date period. Cirronet and frequency control module products also experienced a decrease in average selling prices, but that was more related to changes in product mix toward less expensive models, rather than changes in individual prices. Virtual Wire® Short-range Radio products actually experienced an increase in average selling prices related to the trend toward additional medical product sales combined with lower sales for other products, which is a change in product mix, rather than an increase in selling prices to individual customers.

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

We have expended material resources in developing new products. However, the timing of any sales resulting from new products is dependent upon the customers’ product introduction cycles. Sales to OEM customers are particularly dependant on the customers’ success in their market development programs. For instance, in the past year, we have seen a slow-down in customer adoption of our newer products in the M2M market due to delays in customer programs. It is difficult for us to predict when, or if, new products will have a significant impact on our sales.

We have experienced sudden increases in demand in the past, which have put pressure on our manufacturing facilities and those of our offshore contractors to increase capacity to meet this demand. In addition, new products sometimes require manufacturing processes different than those to which we currently have access. We may not be able to increase the manufacturing capacity of our assembly contractors in a timely manner, so as to take advantage of increased market demand. Failure to do this could result in a material loss of potential sales.

Near-Term Impact of Economic Recession

We believe that our sales to automotive and consumer markets will continue to be materially adversely affected for at least the next few quarters. While we believe some of our markets, including medical and industrial, may weather the recession better than other markets, it is clear that the speed of recovery of many of our markets will continue to be influenced by the timing of improvement in the current global economic situation.

In the current economic environment, customers are providing us very limited visibility on future demand as they are not placing orders until they see orders from their customers. Therefore, we cannot predict the timing or extent of any recovery, or even whether or not there could be a further decline in sales. We have seen some positive indications. For example, our book-to-bill ratio was 1.0 in our second quarter and our backlog for the next quarter is approximately at the same level as it was at the same point in the second quarter. Therefore, it is possible that we will not experience another decline in sales. However, it is not our policy to provide sales guidance, and in no event can we provide any assurance that sales will not decline again.

Historically, our markets were negatively impacted in the second quarter by seasonal factors such as the build up in sales for the holiday demand that occurred in our first quarter and the fewer number of days due to holidays in North America and Asia that occur in our second quarter. We expect that a historically corresponding sales increase in the third quarter probably will not materialize because of the market down-turn caused by the world-wide recession.

Year-to-Date Sales Trends

On a year-to-date basis, sales declined $11.5 million or 39% from the prior year, primarily due to a decrease in the number of units sold. In addition, sales were reduced to a lesser extent due to lower average selling prices, as explained in the section immediately above this one.

Wireless Components sales declined $8.2 million or 51% from the prior year, primarily for the same reasons as discussed above for quarterly comparisons. Sales to automotive and consumer markets decreased by approximately 50% to 60%. The decrease in sales to these two markets largely was comprised of sales of low-power component and filter products, which were down 64% and 47%, respectively. In the prior year, low-power component sales were unusually high as a result of last-time buys and customer requirements for older versions of products that are transitioning to new packages.

Wireless Solutions sales declined $3.3 million or 25% from the prior year, due to a decrease in the number of units sold. This was despite an increase in average selling prices related to change in mix. Industrial market sales were lower by about 35%, partially offset by medical market sales which were about 45% higher.

Product Line Sales Trends:

Wireless Solutions Group

Cirronet module products

Sales for Cirronet module products were $1.9 million, which was a 30% decrease from the comparable quarter of the prior year and the previous quarter. The decrease in both periods was due to a decrease in the number of units sold for relatively higher-priced products. Many of Cirronet’s larger customers are OEM customers whose production schedules are relatively volatile. We believe the decreased number of units sold was due to economic conditions these customers were facing. The decrease was most significant for European surveying and telemetry applications, which normally are some of the largest applications for Cirronet products. Recent order activity indicates that these economic conditions may persist for some time and may result in even lower sales for these products.

Partially offsetting the impact of a lower number of higher-priced units sold in comparison to the comparable quarter of the prior year was a slightly greater number of lower-priced units sold. In the past year, we have introduced several models of lower-priced Cirronet radio modules to capture business at lower price points. These started to ship in significant volume in our fourth quarter. These new models include Zigbee™, DNT and LPR radio modules. The net result was that the number of total units sold increased 5% in the current quarter in comparison to the comparable quarter of the prior year. However, this was more than offset by an overall reduction in average selling price of 33% due to the impact of a change in product mix away from the higher-priced modules and towards the lower-priced ones. There was a reduction in average selling prices from the previous quarter of 15%, in addition to a decrease in the overall number of units sold of 18%. These decreases in average selling prices for lower-priced units also had a negative impact on gross margins, since most of these more price-competitive units had lower margins.

On a year-to-date basis, sales for Cirronet modules decreased 23%, due to the same reasons that affected the quarterly comparisons. While the number of units sold increased overall by 6%, average selling prices decreased 28% as a result of few units sold of lower priced units and more units sold of lower priced units.

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

In fiscal 2007, we also acquired Aleier to combine our hardware offerings with a value added software application. However, sales for this operation were disappointing and unprofitable. Therefore, we have discontinued this operation as described above in Note 11 to the accompanying unaudited consolidated financial statements entitled Discontinued Operations.

Virtual Wire® Short-range Radio Products

Sales for Virtual Wire® Short-range Radio products were $2.5 million for the current quarter. This was a 34% decrease from the comparable quarter of the prior year and a 15% decrease from the previous quarter. The decreases were due to a decreased number of units sold, primarily due to lower economic demand for our customers’ products. As we have seen in prior periods, these products show considerable volatility due to fluctuating production rates of our customers. A large portion of these sales are to contract manufacturers for OEM customers, whose demand tends to fluctuate considerably for automated meter reading and other products. Sales were at particularly high levels a year ago due to sales for a consumer vehicle tracking application for which sales were much lower this year.

As mentioned above, the biggest exception to various negative trends was sales for medical applications, especially for Virtual Wire® Short-range Radio products. Sales for the medical market actually increased approximately 30% over the comparable quarter of the prior year and 15% over the previous quarter.

This increase in sales for medical applications and decrease in sales for other applications resulted in an increase in average selling prices for these products of 32% in comparison to the comparable quarter of the prior year and 27% from the previous quarter. These pricing effects partially offset the overall reduction in number of units sold of 50% in comparison to the prior year and 33% in comparison to the previous quarter. Over the long term, we have frequently experienced decreased average selling prices for these products due to competitive conditions in some of these markets. We expect this trend towards lower average selling prices to continue. However, changes in product mix for additional sales of higher-priced medical products may from time to time offset any negative impact on average selling prices for other products.

On a year-to-date basis, sales of Virtual Wire® Short-range Radio products decreased 27% for the same reasons as discussed for quarterly comparisons. The number of units decreased 38% due to economic conditions, while average selling prices actually increased 19% due to changes in product mix.

For several years we have devoted considerable resources developing and marketing Virtual Wire® Short-range Radio products. We believe these products offer potential for significant growth in sales in numerous wireless applications, particularly for applications that require very small size and extremely low power consumption. We intend to continue working with our customers to develop new applications using Virtual Wire® Short-range Radio products. We have launched a line of RFIC products, including receivers, transmitters and transceivers. Recently, we introduced two additional products, the TRC103 and the TRC104 for security, active RFID, medical telemetry and computer peripheral applications. We are not certain when, if ever, these new products will significantly impact future sales.

Wireless Components Group

Filters

Sales of filter products at $1.3 million decreased 68% from the comparable quarter of the prior year, and the previous quarter. These changes were primarily due to changes in the number of units sold for these products. The decrease in the number of units sold was primarily due to a decrease in sales for satellite radio and telecom applications due to economic conditions in those markets, particularly for automotive and consumer applications.

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

In the current quarter, there has been a continued reduction in the growth rate of new subscriptions to satellite radio services. A favorable factor has been an increasing number of models of automobiles that include factory-installed satellite radios. A very negative factor is a significant reduction in the number of units produced due to sharply reduced production schedules for North American automotive suppliers. This trend greatly accelerated in our second quarter. Another negative factor was a slowdown in sales for satellite radio applications caused by a slowdown in the growth rate of new subscriptions to satellite radio services.

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

The decrease in sales from the previous quarter was also due to an expected decrease in the number of units sold to the Chinese telecommunications market. Sales to the overall telecommunications market were down 45% from the previous quarter and 26% from the comparable quarter of the prior year.

This market includes both sales of filter and frequency control module products, both of which were adversely affected by economic conditions. The decrease in Chinese telecommunications market filter sales was less than the decrease in sales to the satellite radio market, however. This caused the average selling prices for filter products to actually increase in comparison to the prior year and the previous quarter.

This increase in average selling prices for filter products is contrary to our historical trend of lower average selling prices for comparable products. For instance, year-to-date average selling prices declined by 5% in the current year compared to the previous year. Competitive conditions for these products have forced us to provide lower prices to maintain our market share. The automotive and consumer markets tend to be more price competitive than the other markets we serve. From time-to-time a change in average selling prices may also be due to a change in product mix resulting from differing trends in the number of units sold of the relatively low-priced satellite radio filters and the number of units sold of the relatively higher-priced telecom filters. The impact of changes in average selling price due to this product mix effect is at least partially offset by differences in material costs, as the telecommunications products come in larger, more expensive packages.

We expect the general trend of lower average selling prices for comparable products will continue to have an adverse effect on future sales and margins, and this trend may result in lower overall sales of filter products in the immediate future. For a discussion of strategies for sustaining gross profit, see the section below entitled Gross Profit.

On a year-to-date basis, sales of filter products decreased 47% for the same reasons as discussed for quarterly comparisons. The number of units decreased 44% due to economic conditions and average selling prices decreased 5%.

Frequency Control Modules

Sales of frequency control products at $0.2 million decreased 56% from the comparable quarter of the prior year and 61% from the previous quarter. The decrease in both periods was due to a decrease in the number of units sold for these products. The change in the number of units sold in both periods is due in large part to the nature of the telecom market. The telecom market these products serve is subject to volatile changes due to varying economic conditions and production rates at several major contract manufacturers. Production rates were at low levels for the current quarter. Future sales of these products will continue to be highly dependent upon economic conditions in the markets these products serve.

On a year-to-date basis, sales of frequency control module products decreased 31%. The primary reason for that was a decrease in average selling prices of 32% that resulted from the lack of a periodic order for defense-related products that occurred during last year’s first quarter. Normally, pressures on average selling prices for frequency control module products are not nearly as great as in some of our other markets. That was not the case in the current quarter.

Low-power Components

Sales of low-power components at $0.7 million decreased 75% from the comparable quarter of the prior year and 40% from the previous quarter. In both cases, the decrease from the prior period was primarily due to a comparable decrease in the number of units sold. In addition, in comparison to the prior year there was a decrease in average selling prices of 10% from the comparable quarter of the prior year and 2% in comparison to the previous quarter.

These results represent an ongoing trend for these products. The trend we have experienced is a decline in sales for some of our mature products, including products for the tire pressure monitoring and remote keyless entry applications. Many of our products sold into this application are based on mature technology, and conversion to other technologies such as multiple function integrated circuits and phased lock loop radios is expected to adversely affect future sales of our low-power products. In addition, some customers have switched to very low-priced competitors.

There were two factors that increased these trends: the first was the overall reduction in sales to automotive markets that was noted in the section above entitled Overall Sales Trends for the Current Quarter Compared to the Prior Year and Previous Quarter. In addition, sales were abnormally higher a year ago due to a temporary increase in the number of units sold for low-power components in automotive applications due to last-time buys and customer requirements for older versions of products that were transitioning to new packages. This did not recur this year.

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

Other Sales Trends

The following table provides additional data concerning our sales:

	Percentage of Sales Revenue
	Current Quarter	Comparable Quarter	Previous Quarter
Sales to top five customers	40%	35%	40%
Distribution sales	20%	21%	30%
Number of customers with 10% or more sales	One	One	One
Sales for 10% or more customers	16%	12%	14%
International sales	45%	48%	55%

We had a different customer over 10% of total sales for each of the three periods noted above. The one customer over 10% in the comparable quarter of the prior year was Delphi Corporation, or Delphi. Sales to Delphi in the current quarter have decreased from the prior year. Delphi is currently in Chapter 11 reorganization proceedings. Given the uncertainty of the North American automotive industry, we cannot be assured that Delphi will be successful in emerging from those proceedings. If sales to Delphi were interrupted by a disruption in the bankruptcy process, such disruption could have a material adverse effect on our operations.

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

	Three Months Ended		Six Months Ended
	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008
Cost of Sales	$—	$—	$1	$1
Research and development expense	41	247	81	494
Sales and marketing expense	28	45	56	90
General and administrative expense	7	8	15	15
Discontinued operations	—	99		197

Total additional amortization expense	$76	$399	$153	$797

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

A summary of stock compensation expense is as follows (in thousands):

	Compensation Expense Recognized
	Three months ended February		Six months ended February
	28, 2009	29, 2008	28, 2009	29, 2008
Cost of Sales	$12	$12	$29	$49
Research and Development expense	5	8	10	30
Sales & Marketing expense	30	31	68	82
General & Administrative expense	52	35	103	98
Discontinued operations	—	5	(1)	13

	$99	$91	$209	$272

We intend to continue to use various stock plans as an important part of our compensation package. We are competing for talent with other companies that have stock plans in place, and our work force values stock as a form of compensation. Subject to very limited exceptions, we intend to primarily issue RSUs in lieu of stock options in future periods to lessen dilution and control expense.

Gross Profit

Overall Gross Profit Trends for Current Quarter Compared to the Prior Year and Previous Quarter

The current quarter gross margin of 34.2% was a decrease from the 39.7% in the comparable quarter of the prior year and 37.1% in the previous quarter. The primary reason for this is that manufacturing overhead costs increased as a ratio to sales, despite a substantial reduction in actual costs. Actual overhead costs were 35% lower than the comparable quarter of the prior year and 27% lower than the previous quarter. However, as indicated above, sales decreased even more. Sales were 52% lower than the comparable quarter of the prior year and 42% lower than the previous quarter. Despite millions of dollars of cost savings due to numerous cost reduction efforts, manufacturing overhead costs are still a significant cost factor for us, at approximately $1 million in the current quarter. Manufacturing overhead costs include a significant amount of fixed payroll-related support costs and depreciation expense for manufacturing equipment. Included in overhead costs in the current quarter was $168,000 slow moving inventory expense, which was much greater than the comparable quarter of the prior year. The result is that overhead as a percentage of sales increased 4% from the prior year and 3% from the previous quarter. We expect overhead expenses to be somewhat lower in future periods, since the impact of current cost reduction efforts was not fully recognized during the current quarter.

Various factors cause gross margins to increase or decrease in any given period. Of the potential unfavorable factors which influence gross margin, several of them had an effect in the current quarter:

(1)	Decrease in average selling prices - As discussed above in the sales section, we normally experience a reduction in average selling prices in most of our product lines, a trend which we expect will continue due to competitive pressures and the fact that newer products, like older products, are reaching sales levels at which customers expect volume-based price breaks. For instance, on a year-to-date basis, average selling prices for the volume product lines that make up the Wireless Components group declined in the range of 5% to 9% from the prior year. While price pressures are much less for Wireless Solutions products, even Cirronet modules experienced a 28% reduction in average selling price on a year-to-date basis due to a product mix shift within that category. This had the effect of decreasing gross margins for Cirronet products, since the lower-priced products are more commoditized than higher-priced products and therefore have lower gross margin potential. We expect the trend towards lower average selling prices within our product lines will continue.

(2)	Lower number of units sold or produced - This factor results in higher average unit cost due to relatively high fixed manufacturing costs being spread over a smaller number of units sold. Fixed manufacturing costs still include a significant amount of payroll-related support costs and depreciation expense for manufacturing equipment. While our long-term plan is to increase sales volumes, if sales volumes were to decrease in future periods, our average unit costs would rise, becoming unfavorable. This is the effect we explained in the first paragraph of this section.

(3)	The impact of non-cash charges for obsolescence and write-downs of inventory - For example, we incurred non-cash charges of approximately $168,000 in both the current quarter and the previous quarter. The prior year’s costs were much lower than this.

(4)	New products encounter ramp-up costs associated with new manufacturing processes - We will continue to introduce new products to our contract manufacturer process, and, therefore, we may be subject to unanticipated new product production costs that negatively affect our gross margin. These costs were negligible in the current quarter.

Offsetting these factors are the two primary strategies that we have taken to improve gross margins:

(1)	Shift in product mix—Our higher-priced Wireless Solutions products have a greater long-term potential for favorable gross margins than the very price-sensitive low-power Wireless Component products. Due to their higher technical content, our Wireless Solutions products have higher potential gross margins than our commodity type products such as filters and low-power components. A shift in sales to these products has a positive effect on margins.

As described in Note 8 to our accompanying unaudited Condensed Consolidated Financial Statements, gross margin for Wireless Solutions products in the current year was 44.7%, compared to 24.8% for Wireless Components products. Therefore, an increase in the ratio of Wireless Solutions products to total sales from 48% in the comparable quarter of the prior year to 67% for the current quarter had a favorable impact. Product mix was also a favorable factor in comparison to the previous quarter, in which Wireless Solutions sales were only 50% of total sales.

We expect that Wireless Components sales may continue to be adversely affected more than Wireless Solutions sales as a result of the economic downturn. Such a development would have a positive effect on product mix which in turn has a positive effect on our gross margins. Our strategy is to focus our product and market development efforts on increasing the portion of sales to products that have higher potential gross margins, primarily the Wireless Solutions products. We cannot assure that this strategy will be achieved in future periods.

(2)	Success in achieving ongoing cost reduction - Normally our product lines have achieved cost per unit reductions on a year-over-year basis. This is our general strategy to offset the impact of decreasing average selling prices. We devote considerable resources to obtaining purchasing savings and in working with our suppliers and outside contractors to improve yields, increase productivity and to improve processes that result in lower costs. However, it was not possible to do this on an overall basis in our current quarter due to the overhead effects described in the first paragraph of this section.

Current quarter gross margin for our Wireless Components segment at 25.5% decreased from 29.7% of sales in the in the comparable quarter of the prior year, but increased compared to the 24.5% for the previous quarter. Inventory reserves accounted for an additional cost of over 3% of sales in the current quarter, resulting in increased overhead costs as a percentage of sales, despite much lower actual costs as a result of our cost reduction program and reallocation of overhead costs to the Wireless Solutions segment. Changes in product mix within the Wireless Components segment also had an adverse effect upon gross margins. Current quarter sales included more price competitive units than the comparable quarter of the prior year, while they included more of the less competitive units in comparison to the previous quarter. This is despite a significant increase in average selling prices in the current quarter for filter products.

Current quarter gross margin for our Wireless Solutions segment at 38.5% was reduced from the comparable quarter of the prior year at 50.7% and the previous quarter at 49.6%. The primary reason for the decrease from the comparable quarter of the prior year was an increase in overhead cost as a percentage of sales. Part of this was due to reallocations from the Wireless Components segment, as well as reserves that accounted for a 2% of sales increase in cost. The decrease from both periods was also due to a change in product mix for Cirronet products toward more competitive units.

We intend to continue our efforts to reduce manufacturing costs in future periods, although it is not certain that these efforts will be successful.

The strategies mentioned in the previous paragraphs are intended to offset the four negative factors discussed above. We were able to improve gross margins substantially in fiscal 2008 and we held our gross margins at reasonable levels in the current quarter, despite materially lower sales. We continue to try to improve our product mix and target additional cost reductions. However, there is no assurance that margins will continue to improve, or even be maintained, in future periods.

Overall Gross Profit Trends for Current Year Compared to the Prior Year

The current year-to-date gross margin was 36.0%, which is a small decrease from 38.5% in the prior year. We believe that holding margins to a decrease this small was a considerable achievement, since we experienced a decrease in overall sales of 39% on a year-to-date basis. On a year-to-date basis, the effect of increased overhead cost as a percentage of sales was only 1%. The favorable effects of product mix and per unit manufacturing cost reduction almost overcame the impacts of lower sales and the other factors discussed in the previous section. Wireless components gross margins decreased from 27.5% in the prior year to 24.8% in the current year, due to mix shift toward units within this segment facing more price competition. Wireless Solutions decreased from 51.5% to 44.7%, primarily due to increased overhead costs. Partially offsetting these effects was an improved product mix toward Wireless Solutions from 46% of total sales to 56% in the current year.

A favorable factor going forward for the rest of this fiscal year will be obtaining the entire effect of a reduction in overhead that occurred in two of the three months of the current quarter. In addition, we believe the product mix may remain at approximately the favorable ratio of Wireless Solutions sales that occurred in our current quarter. However, we are not in position to guide as to overall gross margins.

Research and Development Expense

Research and development expenses were $1,046,000 in the current quarter, compared to $1,842,000 in the comparable quarter of the prior year and $1,266,000 in the previous quarter. The 43% decrease from the comparable quarter of the prior year and 17% from the previous quarter were primarily due to reductions in head-count and other expenses related to our cost reduction efforts. In addition, there was a $206,000 reduction in amortization of acquired intangible assets resulting from the impairment charges that we recorded in the fourth quarter of fiscal 2008. Included in these expenses was $41,000 in remaining acquisition amortization expense.

Research and development expenses were 16% of sales in the current quarter, up from 13% of sales in the comparable quarter of the prior year. This results from the 52% decrease in sales and a 43% reduction in research and development expense that occurred in the current quarter. We have taken actions that are intended to reduce research and development expense, as explained above in the section entitled Current Business Conditions and Actions to Improve Profitability. Only about two thirds of the savings we expect were in effect for the current quarter, so we expect to incur decreased research and development expense in the next quarter.

Year-to-date research and development expense was $2,312,000 compared to $3,631,000 in the prior year-to-date period. The 36% reduction was primarily due to reductions in head-count and other expenses related to our cost reduction efforts. In addition, there was a $413,000 reduction in amortization of acquired intangible assets resulting from the impairment charges that we recorded in the fourth quarter of fiscal 2008.

We believe that we have retained the core engineering capabilities we need to continue to develop products and service our customers, and that the continued development of our technology and new products is essential to our growth and success. We are committed to continuing to devote significant resources to research and development, primarily for the Wireless Solutions Group.

Sales and Marketing Expense

Current quarter sales and marketing expense was $1,140,000, compared to $2,185,000 in the comparable quarter of the prior year and $1,814,000 in the previous quarter. This 48% decrease from the comparable quarter of the prior year and the 37% decrease from the previous quarter were primarily due to the impact of decreased sales commissions as a result of decreased sales and reductions in head-count and other expenses related to our cost reduction program.

Sales and marketing expense was 17% of sales in the current quarter, up from 16% of sales in the comparable quarter of the prior year. This results from the 52% decrease in sales and a 48% reduction in sales and marketing expense that occurred in the current quarter. We have taken actions that are intended to reduce sales and marketing expense, as explained above in the section entitled Current Business Conditions and Actions to Improve Profitability. Most of the savings we anticipated were in effect in the current quarter. We expect to incur similar or slightly increased sales and marketing expense in the next quarter, except for sales commission expense which will fluctuate in line with sales levels.

Year-to-date sales and marketing expense was $2,954,000 compared to $4,381,000 for the comparable year-to-date period. This 33% decrease was primarily due to decreased sales commission expense resulting from decreased sales and reductions in head-count and other expenses related to our cost reduction program.

We intend to pursue increased sales aggressively in future periods, particularly for Wireless Solutions products. Therefore we expect to maintain a high level of sales and marketing expense relative to sales.

General and Administrative Expense

General and administrative expenses were $910,000 for the current quarter, compared to $1,066,000 for the comparable quarter of the prior year and $1,011,000 in the previous quarter. This 15% decrease over the comparable period and the 10% decrease over the previous quarter were primarily due to reductions in head-count and other expenses related to our cost reduction program.

General and administrative expenses were 14% of sales in the current quarter, up from 8% of sales in the comparable quarter of the prior year. This results from the 52% decrease in sales and a 15% reduction in general and administrative expense that occurred in the current quarter. We have taken actions that are intended to reduce general and administrative expense, as explained above in the section entitled Current Business Conditions and Actions to Improve Profitability. Only about two-thirds of the savings we expect were in effect for the current quarter, so we expect to incur decreased general and administrative expense in the next quarter.

Year-to-date general and administrative expense was $1,921,000 for the current year, compared to $2,249,000 for the prior year year-to-date period. The net 15% decrease in expense primarily resulted from reductions in head-count and other expenses related to our cost reduction program.

Restructuring and Impairment Expense

In December of 2008, we announced our plan to restructure the Company in response to an expected decline in sales related to overall economic conditions. Under this plan we reduced our workforce in the current quarter by approximately 36% by terminations and attrition and incurred approximately $460,000 in restructuring expense related to severance. We recorded this in our current quarter. We have no current plans to incur significant restructuring expense in future periods.

In the comparable quarter of the prior year and the previous quarter, we recorded gains on sales of under-utilized manufacturing fixed assets which were classified as negative restructuring expense. These gains on sales of under-utilized manufacturing fixed assets did not recur this quarter.

Total Operating Expenses

Operating expenses in total were $3.6 million in the current quarter, compared to $5.1 million in the comparable quarter of the prior year and $4.0 million in the previous quarter. Operating expenses decreased $1.5 million from the comparable quarter of the prior year and $468,000 from the previous quarter. In the current quarter, restructuring expenses increased $527,000 from the previous quarter. Therefore, nonrecurring general and administrative expense decreased approximately $1 million from the previous quarter, which was our cost reduction target as explained above in the section entitled Current Business Conditions and Actions to Improve Profitability. Only about two-thirds of the savings we expect were in effect for the current quarter, so we expect to incur decreased general and administrative expense in the next quarter.

Excluding the impact of restructuring expense, operating expenses were 47% of sales in the current quarter, compared to 37% of sales for the comparable quarter of the prior year. This is a result of a decrease in sales of 52% compared to a decrease in operating expenses of 39%. Included in these expenses was $76,000 in acquisition amortization expenses, a decrease from $300,000 in the comparable quarter of the prior year. Year-to-date operating expenses at $7.6 million decreased $2.7 million compared to the prior year-to-date period, primarily as a result our cost reduction efforts.

Other Income (Expense)

Total other expense was $154,000 in the current quarter, compared to $169,000 for the comparable quarter of the prior year and $173,000 for the previous quarter. We expect to incur slightly increased other expense in the immediate future due to higher interest expense resulting from higher interest rates that more than offset any lower borrowing levels.

Income Tax Expense

We continue to maintain a substantial valuation allowance on our deferred tax assets due to our historical losses and a limited history of taxable income. In both the current and prior years we recorded small provisions for alternative minimum federal and state income tax accruals. We expect to record relatively small income tax provisions until the recovery of deferred tax assets is more likely than not.

In fiscal 2001, we fully reserved, in a non-cash charge, all tax benefits that had been recorded prior to that point in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”. We continue to maintain a full valuation allowance on our deferred tax assets due to our historical losses and a limited history of taxable income.

We retain the tax benefits that have been reserved and we will realize the benefits in future periods to the extent we are profitable. As of the end of the prior year, we had income tax carryforwards and other potential tax benefits available to reduce future federal taxable income by approximately $23.6 million as explained in Note 15 to our financial statements included in our most recent Form 10-K. The net operating loss carryforwards begin to expire August 31, 2020.

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

The net discontinued operations cost for Aleier was $31,000 in the current quarter. As expected, this was a large decrease from the $331,000 cost in the comparable quarter of the prior year. This was also a small decrease from the net discontinued operations cost for Aleier of $61,000, as we continue to wind down these operations. We expect to incur only very small costs for discontinued Aleier operations going forward. We also expect the effect of this discontinued operation on future cash flows to be very minimal.

Earnings (Loss) per Share

The net loss for the current quarter was $1,493,000, or $0.15 per diluted share, compared to a net loss of $102,000, or $0.01 per diluted share, for the comparable quarter of the prior year and a net loss of $46,000 or $0.00 per diluted share for the previous quarter. The decrease in income in both periods was caused by a decrease in sales and gross margins associated with the economic downturn, as explained above. This effect was partially offset by planned decreases in operating expenses and a smaller loss on discontinued operations.

The net loss for the quarter includes $76,000 amortization of increased asset values related to fair value of the acquisitions, as discussed under the section above entitled Amortization of Increased Asset Values Related to Fair Value of Acquired Businesses. The net income for the quarter also includes $99,000 in stock compensation expense, as discussed under the section above entitled Stock Compensation Expense and $460,000 in restructuring expenses, as discussed under the section above entitled Restructuring and Impairment Expense.

Year-to-date net loss was $1,539,000 or $0.16 per diluted share compared to a net income of $11,000 or $0.00 net income per diluted share in the prior comparable period. The net income for the year includes $153,000 in amortization of increased asset values related to fair value of the acquisitions, as discussed under the section above entitled Amortization of Increased Asset Values Related to Fair Value of Acquired Businesses. The net income for the year also includes $209,000 in stock compensation expense, as discussed under the section above entitled Stock Compensation Expense and $393,000 in restructuring expenses, as discussed under the section above entitled Restructuring and Impairment Expense.

Financial Condition

Financing Arrangements

On August 29, 2007, our previous banking agreement with Wells Fargo Bank, National Association, or the bank, was amended and restated to increase the collateral borrowing base resulting in increased borrowing availability. This was done by adding additional eligible inventory to the collateral borrowing base. Also, the term note was reset at its August 29, 2007 balance of $3.0 million. The amended and restated agreement is referred to as the Credit Agreement.

The revolving line of credit is an $11.0 million facility that expires on December 31, 2010, and thus any outstanding borrowings against this facility are due at that time. The purpose of the Credit Agreement was to complete the restructuring of our operations and fund in November 2007 the $5.0 million in payments associated with our earlier acquisition of Cirronet Inc. The $3.0 million term note calls for nine equal quarterly payments to the bank starting August 31, 2007.

Financial covenants under the Credit Agreement include financial covenants as to the ratio of debt to funds from operations (debt service ratio), profitability, and capital expenditures. On May 30, 2008 and August 29, 2008, the Credit Agreement was amended to restructure the financial covenants for the prior fiscal year. The maximum borrowing availability from our inventory collateral was increased from $2.0 to $3.0 million. Our cost for these amendments included fees of $35,000 plus an increase in our loan interest rate of 200 basis points starting June 1, 2008.

Our operating results for the second quarter ended February 28, 2009 resulted in our non-compliance with certain financial covenants in the Credit Agreement. Under the terms of the Credit Agreement, we were required, for the quarter ended February 28, 2009, to achieve certain standards for net income (as adjusted per the Credit Agreement) and debt service coverage which were not attained. The Credit Agreement provides that, upon non-compliance with such financial covenants, the bank may take various actions, including among other things any one or more of the following: (i) terminate its commitment to make advances to the Company, (ii) declare the balance of the indebtedness, in the amount of approximately $4.7 million as of March 31, 2009, due and payable, or (iii) exercise its rights as a secured creditor by taking possession of or otherwise liquidating some or all its collateral.

Additionally, the Credit Agreement allows the bank to increase the interest rate on unpaid balances by four percentage points while we are not in compliance with the Credit Agreement. This has increased our current interest rate from 5.25% to 9.25%. Pursuant to the Credit Agreement the bank has done this retroactively to March 1, 2009. We estimate this will increase interest expense approximately $18,000 per month until the non-compliance is waived.

We continue to work with the bank toward resetting our financial covenants under an amendment. So far, other than increase the interest rate, the bank has chosen not to exercise its rights under the Credit Agreement listed above. We continue to have access to available funds under the revolver. Based on discussions with the bank and our prior history of obtaining waivers or amendments, we remain cautiously optimistic that we can enter into agreements with the bank and/or others that will allow our operations to continue without disruption. While we hope that our continuing discussions prove successful, there can be no assurance that the bank will not pursue some or all of its remedies under the Credit Agreement.

As part of the bank loan collateral measurement process, we had various appraisals performed on our collateral property in the current quarter. Given current economic conditions, the appraisals were at lower levels than in better economic times and our advance rates have been reduced accordingly.

The change in advance rates has resulted in a significant reduction in our cash availability of approximately $600,000 and put pressure on our operations. We have continued to meet the requirements of the Credit Agreement since the change in advance rates went into effect in the month of March, including a payment on our term loan of $333,000. However, we are working with our suppliers to extend payments while we transition to the new advance rates. So far we have been able to do this, but there can be no assurance that this can continue to be done. A significant interruption in the flow of material from our suppliers due to credit terms issues could be a material adverse event to our operations.

In the section above entitled Actions to Improve Liquidity, we outlined various actions we are taking to improve our day-to-day cash availability. We have reduced our working capital requirement for accounts receivable and used the proceeds to pay down our revolving line of credit. We are targeting significant inventory reductions. We are pursuing a refinancing of our remaining long-term debt by putting in place a mortgage on our owned Dallas facility that will pay off our remaining term loan liability and provide working capital for operations. Beyond the working capital and long-term financing effects, we believe we have put in place a cost structure that is capable of generating positive Earnings before Taxes, Interest, Depreciation and Amortization (“EBITDA”) at current sales levels. This is important in keeping cash flow positive when the other effects are not as significant. It is our objective to continue to generate positive cash flow, service our bank debt and keep in good standing with our suppliers in our immediate future, although this cannot be assured due to the economic uncertainties we face. If we succeed in amending the Credit Agreement, there will continue to be financial covenants tied to our performance. Should there be non-compliance with one or more of these financial covenants and we are unable to negotiate a waiver or amendment, the maturity of our debt could be accelerated.

At February 28, 2009, we maintained access to our revolver, which had a loan balance of $4.9 million. Additional loan advances of approximately $0.8 million were available under our current borrowing base.

Liquidity

Liquidity at February 28, 2009, consisted primarily of $0.8 million of cash and $0.8 million available under the banking agreement under the revised advance rates contained in our latest banking agreement.

Net cash provided by operating activities was $3.2 million for the current year-to-date period as compared to net cash provided by operating activities of $0.5 million for the comparable period of the prior year. This is almost a $2.7 million increase in operating cash flow.

The primary reason for increased cash provided by operations was that net cash provided by changes in working capital items was a positive $3.4 million in the current year, compared to cash used in working capital items of $1.1 million in the previous year. This means that there was a $4.5 million increase from the prior year in operating cash flow from working capital items. The most significant changes were a $3.6 million higher reduction in accounts receivables and a $2.7 million higher reduction in inventory in line with decreased sales. So far, we have seen minimal impact of slower payments due to economic conditions as our days-sales-outstanding remains in the mid fifties. The reduction in inventory resulted from our aggressive effort to reduce incoming inventory from our contract manufacturers. We are targeting further decreases in inventory in future periods. Partially offsetting these working capital reductions was a related $1.5 million higher pay down of accounts payable. Netting these key working capital elements shows a $4.8 million increase in operating cash flow. In both the current year and prior year, accrued expenses were substantial, although it was $0.2 million higher this year (related primarily to severance payments).

Partially offsetting the improvement in cash provided by working capital items in the current year was a larger net loss and lower amounts of non-cash items. The net loss was $1.5 million larger in the current year (as explained elsewhere in this report) and non-cash items were $0.3 million lower in the current year, primarily from lower amortization of intangible assets. This is a net of $1.8 million reduction in operating cash flow. Netting the $4.5 million increase due to working capital items against the $1.8 million decrease due to income related items results in the $2.7 million in increased operating cash flow.

The positive operating cash flow of $3.2 million in the current year follows a trend of positive operating cash flow that we generally experience. Operating cash flow has been significantly positive for the last three quarters, including $2.2 million for the current quarter. The current quarter positive operating cash flow was primarily due to a $2.9 million reduction in accounts receivable resulting from lower sales. Our plan is to continue to have positive operating cash flow for the next several quarters. We believe continued positive cash flow, as well as access to our credit facilities, will be sufficient to maintain normal operations for the rest of fiscal 2009.

Cash used in investing activities was almost zero for the current year-to-date period and the prior year. The proceeds from disposition of property and equipment slightly exceeded capital spending in both periods. Capital spending was less than $0.1 million and we expect to acquire only up to $0.3 million of capital equipment in fiscal 2009. We do not believe our fabless business model will be capital intensive.

Net cash used for financing activities was $3.6 million in the current year-to-date period, compared to $1.7 million in the prior year-to-date period. In the current year, the primary financing activity was to pay down bank debt. In the prior year, the primary activity was to pay $5.1 million in remaining obligations related to the acquisitions. This was partially financed by net borrowing on our bank revolver of $3.4 million. This year we paid the line down by $2.9 million. In the prior year we generated more than $0.3 million in various employee stock programs. That amount was negligible this year, as all stock options have exercise prices greater than the trading price of our stock.

As of February 28, 2009, we had approximately $0.8 million of cash availability under our current banking agreement based upon the borrowing base which is derived from eligible accounts receivable and inventory. In addition, approximately $4.3 million in additional funds may become available under our banking agreement if our borrowing base were to increase sufficiently to support increased borrowing. We are not able to say when or if that will happen because of our inability to foresee future orders due to limited lead times on orders placed by our customers.

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

We are exposed to market risk primarily due to fluctuations in interest rates on our bank debt. As of February 28, 2009, with all other variables held constant, a hypothetical one-percentage point increase in interest rates would result in an increase in interest expense of approximately $59,000 on an annual basis.

A significant portion of our products have a manufacturing process in a foreign jurisdiction and are sold in foreign jurisdictions. We manage our exposure to currency exchange fluctuations by denominating most transactions in U.S. dollars. We consider the amount of our foreign currency exchange rate risk to be immaterial as of February 28, 2009 and accordingly have not hedged any such risk.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation (with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO), as of the end of the period covered by this report, our CEO and CFO have concluded that our disclosure controls and procedures, or Disclosure Controls (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including the CEO and CFO, does not expect that our Disclosure Controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On May 29, 2008, CMS Liquidating Company (“CMS”) filed a Petition and Action for Declaratory Judgment (the “Petition”) in the 298th District Court of Dallas County, Texas, naming RFM as defendant. The Petition requests that the Court construe the Earn Out Agreement entered into between RFM and CMS in connection with the acquisition of substantially all the assets of Caver Morehead, Inc. in September 2006. The claims question the methodology used by RFM to calculate CMS’ entitlement to an earn out payment. RFM has filed an answer denying liability and making a claim for its litigation expenses against CMS and certain of its shareholders pursuant to the acquisition agreement. The amount of damages sought was unspecified in the Petition, but in its motion for summary judgment filed on February 23, 2009, CMS took the position that the amount of purchase price in dispute is $1,319,000. On March 17, 2009, the District Court held a hearing on motions for summary judgment filed by both parties and denied both motions. The case is expected to go to trial in the late summer or fall of 2009. We believe that we have meritorious defenses to the interpretation sought by CMS and intend to defend this case vigorously. We may incur substantial expenses in defending against the foregoing claim, and it is not presently possible to forecast its outcome with certainty. We do not believe, based on current knowledge, that the foregoing legal proceeding is likely to have a material adverse effect on our financial position, results of operations, or cash flows.

ITEM 1A.	RISK FACTORS

There are a number of risks associated with RFM and its business, which are described in our Form 10-K filed with the SEC for the year ended August 31, 2008. Any of these risks, as well as other risks and uncertainties, could harm our business and financial results and cause the value of our securities to decline. Below are additional risks associated with our business, financial condition and results of operations.

Current quarter covenant non-compliance under senior secured credit facility.

Our operating results for the second quarter resulted in non-compliance with several financial covenants in the Credit Agreement. Under the terms of the Credit Agreement, we were required, for the quarter ended February 28, 2009, to achieve certain standards for net income (as adjusted per the Credit Agreement) and debt service coverage which were not attained. The Credit Agreement provides that, upon non-compliance with such financial covenants, the bank may take various actions, including among other things any one or more of the following: (i) terminate its commitment to make advances to us; (ii) declare the balance of the indebtedness due and payable; (iii) apply any of our cash balances its possession or control to the satisfaction of the Credit Agreement balance; (iv) exercise its rights as a secured creditor by taking possession of or otherwise liquidating some or all its collateral; (v) appoint a receiver for our assets; or (vi) exercise any other rights and remedies available to it by law or under the Credit Agreement and related documents.

We continue to work with the bank toward resetting our financial covenants under an amendment. So far, other than increase the interest rate, the bank has chosen not to exercise its rights under the Credit Agreement listed above. We continue to have access to available funds under the revolver. Based on discussions with the bank and our prior history of obtaining waivers or amendments, we remain cautiously optimistic that we can enter into agreements with the bank and/or others that will allow our operations to continue without disruption. While we hope that our continuing discussions prove successful, there can be no assurance that the bank will not pursue some or all of its remedies under the Credit Agreement. Should we not succeed at amending the Credit Agreement and the bank exercises the aforementioned actions and we are unable to secure other financing, we may not be able to continue as a going concern.

Reduced consumer and/or corporate spending due to general economic conditions could adversely affect our financial results and are difficult to forecast.

Uncertainty in global economic conditions poses a risk to the overall economy as consumers and businesses may defer purchases in response to tighter credit and negative financial news, which has negatively affected product demand and may continue to do so in the future. If demand for our products continues to decline as a result of economic conditions or otherwise, our revenue and gross margin will be harmed. Important factors that could cause demand for our products to fluctuate include:

•	changes in business and economic conditions, including a continued downturn in automotive, consumer and industrial construction markets and/or the overall economy;

•	changes in consumer confidence caused by changes in market conditions; and

•	competitive pressures, including pricing pressures.

Changes in demand for our products, and changes in our customers’ product needs, could have a variety of negative effects on our competitive position and our financial results, and, as it has in the current quarter, reduce our revenue, increase our costs, or lower our gross margin percentage. Such change also could require us to recognize impairments of our assets. In addition, if product demand decreases or we fail to forecast demand accurately, we could be required to write off inventory or record underutilization charges, which would have a negative impact on our gross margin.

The recent financial crisis could negatively affect our business, results of operations, and financial condition.

The recent financial crisis affecting the banking system and financial markets have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in credit and equity markets. There could be follow-on effects from the credit crisis on our business, including the inability of customers to obtain credit to finance purchases of our products and/or customer insolvencies. In addition, traditional supplemental sources of working capital for us, such as vendor financing, could become unavailable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We sold 36,000 shares of our Common Stock, $.001 par value (“Common Stock”), to Michael R. Bernique, one of our directors, on January 19, 2009. The sale price was $0.60 per share, which was the most recent trading day closing bid price. The consideration was paid in cash to the Company. In connection with the sale of Common Stock to Mr. Bernique, the Board of Directors adopted a Non-Employee Director Stock Purchase Program (the “Program”), under which non-employee directors may purchase shares of Common Stock, at the most recent trading day closing bid price. A copy of such Program is filed herewith as Exhibit 10.34. The offer and sale to Mr. Bernique was approved by the Board subject to the terms of the Program. Under the Program, the shares purchased by Mr. Bernique may not be resold within six months after purchase without prior approval of the Board of Directors, and resale also is subject to compliance with the Company’s insider trading policy. Because the offer and sale were not part of a distribution of Common Stock, they were exempt from registration under section 4(2) of the Securities Act of 1933, as amended. The proceeds of this transaction were used for general working capital purposes.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of stockholders of the Company held on January 21, 2009, the following actions were taken:

1.	The stockholders elected the following individuals as directors until the next annual meeting of stockholders or until their successors are duly elected and qualified. The action was taken as evidenced by the following votes.

Director	Votes
David M. Kirk:
For	7,820,054
Withheld	245,105

Michael R. Bernique
For	7,956,427
Withheld	108,732

William L. Eversole
For	7,984,711
Withheld	80,448

Rick L. Herrman
For	7,984,711
Withheld	80,448

Jonathan W. Ladd
For	7,984,711
Withheld	80,448

These five individuals constitute the entire board of directors serving at this time.

2.	The stockholders approved an amendment to our 1994 Employee Stock Purchase Plan to increase the aggregate number of shares of common stock authorized for issuance under the plan by 150,000 (from 875,000 shares to 1,025,000 shares). The action was approved by the vote totals listed below. Broker non-votes did not affect the outcome and abstentions had the effect of negative votes.

For	2,670,321
Against	189,808
Abstain	7,520
Broker non-vote	5,197,510

3.	The stockholders ratified the selection of McGladrey & Pullen LLP as the Company’s independent auditors for the fiscal year ending August 31, 2009. The action was approved by the following votes.

For	8,020,569
Against	41,970
Abstain	2,620

ITEM 6.	EXHIBITS

(a)	Exhibits. We hereby incorporate by reference all exhibits filed in connection with Form 10-K for the year ended August 31, 2008.

(b)	Exhibits included:

Exhibit	Description
10.34	Non-Employee Director Stock Purchase Plan

10.35	RF Monolithics Long Range Incentive Plan of 2009

10.36	Form of Restricted Stock Unit Award Letter

31.1	Certificate Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 for CEO.

31.2	Certificate Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 for CFO.

32.1	Certificate Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 for CEO.

32.2	Certificate Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 for CFO.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RF MONOLITHICS, INC.

Dated: April 14, 2009	By:	/s/ David M. Kirk
David M. Kirk
CEO, President and Director

Dated: April 14, 2009	By:	/s/ Harley E Barnes III
Harley E Barnes III
CFO

INDEX TO EXHIBITS

Exhibit	Description
10.34	Non-Employee Director Stock Purchase Plan.(1)

10.35	RF Monolithics Long Range Incentive Plan of 2009.(1)

10.36	Form of Restricted Stock Unit Award Letter.(1)

31.1	Certificate Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 for CEO.(1)

31.2	Certificate Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 for CFO.(1)

32.1	Certificate Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 for CEO.(1)

32.2	Certificate Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 for CFO.(1)

(1)	Filed as an exhibit to this Form 10-Q.