Form 10-K/A
period 2008-08-31
RF MONOLITHICS INC /DE/
filed 2009-04-23
CIK 922204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

The aggregate market value of our Common Stock held by nonaffiliates based on the last reported sale price on the NASDAQ Stock Market composite tape on February 29, 2008 (the last business day of the registrant’s second fiscal quarter of the year covered by the Form 10-K amended hereby), was $44,471,685. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of our outstanding Common Stock have been excluded because such persons may be deemed to be affiliates.

Common Stock outstanding at October 31, 2008: 9,844,393 shares, par value $0.001.

DOCUMENTS INCORPORATED BY REFERENCE

None. See the Form 10-K filed on November 24, 2008 for documents incorporated by reference into that filing

EXPLANATORY NOTE

For the year ended August 31, 2008, RF Monolithics, Inc. became obligated for the first time to include in its Form 10-K management’s assessment of internal control over financial reporting. Our management performed that assessment and concluded that internal control over financial reporting was effective as of August 31, 2008; however, the Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certificates”) filed as exhibits to the Form 10-K did not include certifications as to internal control over financial reporting required to be included therein. In preparing the Form 10-K textual disclosure for this new requirement, we mistakenly omitted our assessment of the adequacy of our disclosure controls and procedures as required by Item 307 of Regulation S-K. We had made that assessment for the year ended August 31, 2008, and, for prior years when such assessment and disclosure were required, and had included the required disclosures in our Form 10-K for years prior to the year ending August 31, 2008. We filed an Amendment to our Form 10-K on December 5, 2008 to include the necessary certifications as to internal control over financial reporting in the Section 302 Certificates. Following comments received from the staff of the SEC and subsequent discussions with the SEC staff, we have determined that, even though our management performed the required assessment and concluded that internal control over financial reporting was adequate as of December 31, 2007, our disclosure controls were ineffective as of that date, solely as a result of (i) the omission of the certifications as to internal control over financial reporting in the Section 302 Certificates and (ii) the omission of the textual disclosure in our Form 10-K for the year ended August 31, 2008 of conclusions of the chief executive officer and chief financial officer as to the adequacy of disclosure controls and procedures. We have improved our disclosure controls and procedures to ensure that our periodic and current reports comply with the requirements of the then applicable forms and rules and regulations under the Securities Exchange Act of 1934, as amended.

This Amendment is limited in scope to the items identified above and should be read in conjunction with the Form 10-K. This Amendment does not reflect events occurring after the filing of the Form 10-K on November 24, 2008 and, other than the filing of the information identified above, does not modify or update the disclosure in the Form 10-K in any way.

Item 9A(T)	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report solely as a result of our failure to (i) include in the certifications of our Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 filed as exhibits to our Form 10-K the certifications required to be included as to the design and sufficiency of internal controls over financial reporting and (ii) include textual disclosure in our Form 10-K of management’s conclusions regarding the effectiveness of registrant’s disclosure controls and procedures. The certification described in clause (i) above was included in revised certificates filed as exhibits to Amendment No. 1 on Form 10-K/A filed with the SEC on December 5, 2008. Following comments received from the staff of the SEC and subsequent discussions with the SEC staff, we determined that, even though our management performed the required assessment and concluded that our internal control over financial reporting was adequate as of August 31, 2008, and had in effect disclosure controls and procedures, our disclosure controls were ineffective as of that date, solely as a result of the omission of the certifications corrected in Amendment No. 1 on Form 10-K/A and the omission of the discussion in the Form 10-K of the conclusions concerning the effectiveness of disclosure controls and procedures. We have improved our disclosure controls and procedures to ensure that our periodic and current reports comply with the requirements of the then applicable Form and rules and regulations under the Securities Exchange Act of 1934, as amended.

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that accurately and fairly reflect, in reasonable detail, transactions and dispositions of assets and provide reasonable assurances that: (1) transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States; (2) receipts and expenditures are being made only in accordance with authorizations of management and our Board of Directors; and (3) unauthorized acquisitions, use, or disposition of assets that could have a material effect on our financial statements are prevented or timely detected.

This annual report does not include an attestation report of our registered public accounting firm regarding internal controls over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

PART IV.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 3. Exhibits. See Exhibit Index in part (b) below.

(b) Exhibit Index

Exhibit	Description
31.1	Certificate Pursuant to Section 302 of Sarbanes - Oxley Act of 2002 for CEO

31.2	Certificate Pursuant to Section 302 of Sarbanes - Oxley Act of 2002 for CFO

32.1	Certificate Pursuant to Section 906 of Sarbanes - Oxley Act of 2002 for CEO

32.2	Certificate Pursuant to Section 906 of Sarbanes - Oxley Act of 2002 for CFO

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, RF Monolithics, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RF MONOLITHICS, INC.

April 22, 2009

	By:	/s/ DAVID M. KIRK
David M. Kirk
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of RF Monolithics, Inc. and in the capacities indicated on the 22nd day of April, 2009.

/s/ DAVID M. KIRK	*
David M. Kirk CEO, President & Director	William L. Eversole Director

*	*
Harley E. Barnes III CFO	Rick Herrman Director

*	*
Michael R. Bernique Chairman	Jonathan W. Ladd Director

*By:	/s/ DAVID M. KIRK
David M. Kirk Agent and Attorney-in-fact

EXHIBIT INDEX

Exhibit	Description
31.1	Certificate Pursuant to Section 302 of Sarbanes - Oxley Act of 2002 for CEO

31.2	Certificate Pursuant to Section 302 of Sarbanes - Oxley Act of 2002 for CFO

32.1	Certificate Pursuant to Section 906 of Sarbanes - Oxley Act of 2002 for CEO

32.2	Certificate Pursuant to Section 906 of Sarbanes - Oxley Act of 2002 for CFO