Form 10-Q
period 2009-05-31
RF MONOLITHICS INC /DE/
filed 2009-07-15
CIK 922204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 2009

Commission File No. 0-24414

RF Monolithics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	75-1638027
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification)

4441 Sigma Road, Dallas, Texas	75244
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (972) 233-2903

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of June 30, 2009: 10,012,886 shares of the Registrant’s Common Stock, $.001 par value, were outstanding.

RF MONOLITHICS, INC.

FORM 10-Q

QUARTER ENDED MAY 31, 2009

PART I. CONDENSED CONSOLIDATED FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RF MONOLITHICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

(In Thousands)

	May 31, 2009	August 31, 2008 (a)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$307	$1,254
Trade receivables - net	4,816	8,434
Inventories - net	5,709	9,539
Prepaid expenses and other	314	265
Assets of discontinued operations	61	174

Total current assets	11,207	19,666

PROPERTY AND EQUIPMENT - Net	2,442	3,090
GOODWILL	556	556
INTANGIBLES - Net	369	2,073
OTHER ASSETS - Net	775	902
ASSETS OF DISCONTINUED OPERATIONS	—	79

TOTAL	$15,349	$26,366

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long term debt - bank	$4,681	$1,333
Current portion of mortgage	60	—
Capital lease obligations - current portion	39	48
Accounts payable - trade	2,970	5,406
Accrued expenses and other current liabilities	952	2,073
Liabilities of discontinued operations	10	321

Total current liabilities	8,712	9,181

LONG-TERM DEBT - Less current portion:
Notes payable - bank	—	8,097
Mortgage payable	835	—
Capital lease obligations	68	96

Total long-term debt	903	8,193

DEFERRED TAX LIABILITIES - Net	125	236

Total liabilities	9,740	17,610

STOCKHOLDERS’ EQUITY:
Common stock: 10,013 and 9,812 shares issued	10	10
Additional paid-in capital	50,417	50,050
Common stock warrants	86	86
Treasury stock, 36 common shares at cost	(227)	(227)
Accumulated deficit	(44,677)	(41,163)

Total stockholders’ equity	5,609	8,756

TOTAL	$15,349	$26,366

(a)	Derived from audited financial statements.

See notes to condensed consolidated financial statements.

RF MONOLITHICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

(In Thousands, Except Per-Share Amounts)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2009	2008	2009	2008
SALES	$6,534	$12,779	$24,499	$42,277

COST OF SALES	4,187	8,136	15,679	26,283

GROSS PROFIT	2,347	4,643	8,820	15,994

OPERATING EXPENSES:
Research and development	818	1,803	3,130	5,434
Sales and marketing	1,020	2,092	3,974	6,473
General and administrative	742	984	2,663	3,233
Restructuring and fixed asset impairment	51	265	444	320
Impairment - intangibles	1,583	—	1,583	—

Total operating expenses	4,214	5,144	11,794	15,460

INCOME (LOSS) FROM OPERATIONS	(1,867)	(501)	(2,974)	534
OTHER INCOME (EXPENSE):
Interest income	—	1	1	16
Interest expense	(162)	(153)	(466)	(513)
Other	(1)	(8)	(25)	103

Total other expense	(163)	(160)	(490)	(394)

INCOME (LOSS) BEFORE INCOME TAXES	(2,030)	(661)	(3,464)	140

Income tax expense (benefit)	(113)	25	(100)	38

NET INCOME (LOSS) - continuing operations	(1,917)	(686)	(3,364)	102
NET LOSS - discontinued operations	(58)	(733)	(150)	(1,510)

NET LOSS	$(1,975)	$(1,419)	$(3,514)	$(1,408)

INCOME (LOSS) PER SHARE
Basic from continuing operations	$(0.19)	$(0.07)	$(0.34)	$0.01
Basic from discontinued operations	(0.01)	(0.08)	(0.01)	(0.16)

Basic	$(0.20)	$(0.15)	$(0.35)	$(0.15)

Diluted from continuing operations	$(0.19)	$(0.07)	$(0.34)	$0.01
Diluted from discontinued operations	(0.01)	(0.08)	(0.01)	(0.15)

Diluted	$(0.20)	$(0.15)	$(0.35)	$(0.14)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	9,976	9,758	9,906	9,567

Diluted	9,976	9,758	9,906	10,312

See notes to condensed consolidated financial statements. The reported amounts for periods ended May 31, 2008 have been adjusted from previous reports for classification of discontinued operations.

RF MONOLITHICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(In Thousands)

	Nine Months Ended May 31,
	2009	2008
OPERATING ACTIVITIES:
Net income (loss) from continuing operations	$(3,364)	$102
Net loss from discontinued operations	(150)	(1,510)
Noncash items included in net income:
Depreciation and amortization	947	1,088
Amortization of intangible assets	121	850
Impairment of intangible assets	1,583	—
Deferred income tax	(111)	—
Charge for inventory obsolescence	495	189
Provision for trade receivable allowance	(8)	—
Stock-based compensation	333	346
Gain on disposal of property and equipment	(65)	(470)
Noncash items included in net loss from discontinued operations	85	313

Changes in operating assets and liabilities:
Trade receivables	3,669	(576)
Inventories	3,335	(600)
Prepaid expenses and other	(48)	65
Accounts payable - trade	(2,475)	874
Accrued expenses and other liabilities	(1,393)	(841)

Net cash provided by (used in) operating activities	2,954	(170)

INVESTING ACTIVITIES:
Acquisition of property and equipment	(82)	(658)
Proceeds from disposition of property and equipment	102	785
Change in other assets	(65)	(224)

Net cash used in investing activities	(45)	(97)

FINANCING ACTIVITIES:
Net borrowings (repayments) on bank revolver note	(3,082)	4,309
Repayments of notes payable and acquisition earnout payable	(1,667)	(5,785)
Borrowings on mortgage note	900	—
Repayment of mortgage note	(5)	—
Repayments of capital lease	(37)	(37)
Proceeds from common stock issued	35	548

Net cash used in financing activities	(3,856)	(965)

DECREASE IN CASH AND CASH EQUIVALENTS	(947)	(1,232)
CASH AND CASH EQUIVALENTS:
Beginning of period	1,254	2,404

End of period	$307	$1,172

SUPPLEMENTAL INFORMATION:
Interest paid	$362	$603

Income taxes paid	$24	$37

See notes to condensed consolidated financial statements. The reported amounts for periods ended May 31, 2008 have been adjusted from previous reports for classification of discontinued operations.

RF MONOLITHICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

1.	INTERIM FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, that in the opinion of the management of RF Monolithics, Inc. or the Company, are necessary for a fair presentation of our financial position as of May 31, 2009, the results of operations for the three and nine months ended May 31, 2009 and 2008 and cash flows for the nine months ended May 31, 2009 and 2008. These interim unaudited Condensed Consolidated Financial Statements should be read in conjunction with our audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended August 31, 2008, filed with the Securities and Exchange Commission.

Operating results for the nine months ended May 31, 2009 are not necessarily indicative of the results to be achieved for the full fiscal year ending August 31, 2009.

2.	INVENTORIES

Inventories consist of the following (in thousands):

	May 31, 2009	August 31, 2008
Raw materials and supplies	$3,315	$3,755
Work in process	581	732
Finished goods	4,254	7,406

Total gross inventories	8,150	11,893
Less: Inventory reserves	(2,441)	(2,354)

Total inventories	$5,709	$9,539

3.	GOODWILL AND INTANGIBLE ASSETS

The composition of our goodwill and intangible assets remaining at August 31, 2008 from acquisitions in fiscal 2007 and subsequent amortizations and impairments as of May 31, 2009 are as follows (in thousands except for years):

	Carrying Amount at end of FY2008	Weighted Average Life (Years)	Amortize 1st Qtr. FY2009	Amortize 2nd Qtr. FY2009	Impaired 3rd Qtr. FY2009	Carrying Amount May 31. 2009
Cirronet business unit
Goodwill	$556	Indefinite	$—	$—	$—	$556

Intangibles:
Non-compete agrmt.	$16	3	$1	$2	$13	$—
Trademark	694	Indefinite	—	—	325	369
Customer relations	729	7	26	26	677	—
Technology	634	6	33	33	568	—

Sub-total Intangibles	$2,073		$60	$61	$1,583	$369

Total	$2,629		$60	$61	$1,583	$925

Summary expense classification:
Research & Development			33	33	—
Sales & Marketing			27	28	—
Impairment			—	—	1,583

Grand total			$60	$61	$1,583

See also, Note 10 regarding the facts and circumstances of the impairment.

4.	CREDIT FACILITIES

Our debt at May 31, 2009 and August 31, 2008 consisted of the following (in thousands):

	May 31, 2009	August 31, 2008
Bank revolving line-of-credit	$4,681	$7,763
Bank term note	—	1,667
Mortgage	895	—

Total	5,576	9,430

Less: Current portion	4,741	1,333

Long-term portion	$835	$8,097

The revolving line-of-credit expires on December 31, 2010 and thus any outstanding borrowings against this facility are due at that time. As of May 31, 2009, our revolving line of credit facility had additional availability of approximately $1.0 million. Financial covenants under the revolving credit arrangement include financial covenants as to the ratio of debt to funds from operations (debt service ratio), profitability, and capital expenditures.

Our operating results for the second quarter ended February 28, 2009 resulted in our non-compliance with certain financial covenants referenced above and more fully described in the Credit and Security Agreement dated August 29, 2007 as amended, or Credit Agreement. Under the terms of the Credit Agreement, we were required for the quarter and year-to-date period ended February 28, 2009 to achieve certain levels of net income and debt service coverage which were not attained. The Credit Agreement provides that, upon non-compliance with such financial covenants, the bank may take various actions, including among other things any one or more of the following: (i) terminate its commitment to make advances to the Company, (ii) declare the balance of the indebtedness due and payable, or (iii) exercise its rights as a secured creditor by taking possession of or otherwise liquidating some or all its collateral.

The Bank’s right to take these actions was suspended by a forbearance agreement (“Forbearance Agreement”) dated May 12, 2009 with an expiration date of July 31, 2009. The only covenants under the forbearance agreement are levels of profitability and capital expenditures for the months of April, May, June and July 2009. The Forbearance Agreement lowered the maximum revolving balance from $11 million to $6 million.

Additionally, the Forbearance Agreement allows the bank to increase the interest rate on unpaid balances to a current rate as of May 31, 2009 of 8.15%. The interest rate on all borrowings while we are under the Forbearance Agreement is set daily at the 3 month LIBOR plus 7.50%. The interest rate prior to our covenant violations in our second quarter was approximately 5.3%. We continue to have access to available funds under the revolver. Should the Forbearance Agreement expire and the bank exercise the aforementioned rights, and if we are unable to secure other financing we may not be able to continue as a going concern.

In April 2009, we entered in to a commercial loan agreement with another lender secured by our headquarters facility in Dallas, Texas. The new loan is for $900,000 and calls for monthly payments of $5,000 plus accrued interest at the current annual rate of 6.5%. The commercial loan agreement provides for 59 monthly payments of $5,000 each with the 60th payment being the balance of the debt. The proceeds of this loan were used to pay off the bank term loan and to reduce our line of credit.

5.	STOCK-BASED COMPENSATION PLANS

We have several stock-based compensation plans, which are more fully described in Note 11 in our fiscal year 2008 annual report on Form 10-K. The following table illustrates the stock compensation expense recognized in the three and nine months ended May 31, 2009 and 2008. It includes stock compensation for discontinued operations of zero and ($1,000) in the three and nine months ended May 31, 2009, respectively, as well as $4,000 and $17,000 in the three and nine months ended May 31, 2008, respectively. The $1,000 credit in fiscal 2009 discontinued operations is a correction of prior expense. Compensation expense recognized in thousands was:

	Compensation Expense Recognized
	Three months ended May 31,		Nine months ended May 31,
Stock Compensation Plan	2009	2008	2009	2008
Stock options for employees & directors	$8	$8	$26	$37
Employee stock purchase plan	1	6	8	18
Restricted stock units	114	77	298	308

Totals	$123	$91	$332	$363

Stock Options – There were no stock option grants in the current or prior year. During the nine months ended May 31, 2009, options to purchase 555,075 shares of stock were forfeited due to employee terminations and option period expirations. The summary of stock option activity for the current fiscal year as of May 31, 2009 follows:

	Nine Months Ended May 31, 2009
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($000)
Outstanding at September 1, 2008	1,952,755	$5.01
Exercised	-0-	$0.00
Expired/forfeited	(555,075)	$6.21

Outstanding at May 31, 2009	1,397,680	$4.53	3.0	$-0-

Exercisable at May 31, 2009	1,397,492	$4.53	3.0	$-0-

All outstanding options carry a grant price greater than the $.40 per share market price of our common stock on May 31, 2009. Therefore the aggregate intrinsic value is zero as stated in the table above.

Restricted Stock Units – The following table sets forth the status of our Restricted Stock Unit, or RSU, compensation activity for the current fiscal year as of May 31, 2009:

Nonvested Shares	Shares	Weighted- Average Grant- Date Fair Value
Nonvested at August 31, 2008	335,300	$3.73
Granted	582,000	$0.61
Vested and issued	(126,325)	$3.47
Forfeited	(59,000)	$3.39

Nonvested at May 31, 2009	731,975	$1.32

6.	EARNINGS (LOSS) PER SHARE

Our earnings (loss) per share is computed by dividing our net earnings (loss) by the weighted average number of outstanding common shares during the period. Our diluted earnings (loss) per share is computed by dividing our net earnings (loss) by the weighted average number of outstanding common and potentially dilutive shares. Potentially dilutive shares are derived from outstanding stock options, warrants and RSUs that have an exercise price less than the weighted average market price of our common stock. Any options and warrants with an exercise price greater than the weighted average market price of our common stock are antidilutive and are excluded from the computation of diluted earnings per share. In a period of net loss, all outstanding options, warrants and RSUs are antidilutive. In a period that reports a discontinued operation, the income or loss from continuing operations is used in determining whether outstanding options, warrants and RSUs are dilutive or antidilutive for all reported diluted per share amounts (continuing or discontinued operations). The number of common stock options, warrants and RSUs considered antidilutive and thus excluded from the year to date diluted earnings or loss per share computation for the nine months ended May 31, 2009 was 2,159,655. The number of common stock options, warrants and RSUs considered antidilutive and thus excluded from the year to date diluted earnings or loss per share computation for the nine months ended May 31, 2008 was 1,251,385.

7.	SALES REVENUE

The following table sets forth the components of our sales and the percentage relationship of the components to sales by product area for the periods indicated (in thousands, except percentage data):

	Amounts				% of Total
	Three Months Ended May 31,		Nine Months Ended May 31,		Three Months Ended May 31,		Nine Months Ended May 31,
	2009	2008	2009	2008	2009	2008	2009	2008
Product Sales:
Wireless Solutions Group:
Virtual Wire® Radio products	$2,330	$3,061	$7,769	$10,476	36%	24%	32%	25%
Cirronet modules	1,310	2,457	6,000	8,541	20	19	24	20

Subtotal	3,640	5,518	13,769	19,017	56	43	56	45

Wireless Components Group:

Filters	1,889	4,830	7,087	14,605	29	38	29	35
Frequency control modules	260	951	1,057	2,108	4	7	4	5
Low-power components	745	1,480	2,586	6,547	11	12	11	15

Subtotal	2,894	7,261	10,730	23,260	44	57	44	55

Total sales	$6,534	$12,779	$24,499	$42,277	100%	100%	100%	100%

International sales were approximately 51% or $3,298 during the current quarter and 59% or $7,549 during the comparable quarter of the prior year. On a nine month year to date basis, international sales were approximately 51% or $12,479 during the current year and 51% or $21,526 during the comparable period of the prior year. We consider all product sales with a delivery destination outside of North America to be international sales.

8.	SEGMENT INFORMATION

In the MD&A section of this Form 10-Q we describe two lines of business, the Wireless Solutions business and the Wireless Component business. In fiscal year 2007, we made an acquisition that significantly increased our Wireless Solutions business. Our strategy is to focus our product and market development efforts and resources on the Wireless Solutions business, which we believe, gives us greater potential for both increased sales and gross margin.

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

Information concerning the operations and assets in these reportable segments is as follows (in thousands):

Segment Reporting

	Three Months Ended May 31,		Nine Months Ended May 31,
	2009	2008	2009	2008
Net Sales:
Wireless Solutions Group	$3,640	$5,518	$13,769	$19,017
Wireless Components Group	2,894	7,261	10,730	23,260

Total	$6,534	$12,779	$24,499	$42,277
Gross Profit:
Wireless Solutions Group	$1,437	$2,648	$5,967	$9,589
Wireless Components Group	910	1,995	2,853	6,405

Total	$2,347	$4,643	$8,820	$15,994
Operating Expenses (not allocated to segments):
Research and development	818	1,803	3,130	5,434
Sales and marketing	1,020	2,092	3,974	6,473
General and administrative	742	984	2,663	3,233
Restructuring and impairment	1,634	265	2,027	320

Income (loss) from operations	$(1,867)	$(501)	$(2,974)	$534

Gross Profit percent to sales:
Wireless Solutions Group	39%	48%	43%	50%
Wireless Components Group	31%	27%	27%	28%
Total	36%	36%	36%	38%

	May 31, 2009	August 31, 2008
Segment assets:
Wireless Solutions Group	$7,513	$12,282
Wireless Components Group	4,007	8,578
Corporate and unallocated	3,768	5,253
Assets of discontinued operations	61	253

Total	$15,349	$26,366

Our Aleier business, previously part of the Wireless Solutions Group, was classified as a discontinued operation at the end of fiscal year 2008 and thus is excluded from our segment reporting. The previously reported sales and gross loss of zero and ($350), respectively for the three months ended May 31, 2008 and the sales and gross profit of $1,047 and $61, respectively for the nine months ended May 31, 2008 for the Aleier business have been removed from the Wireless Solutions Group results.

9.	INCOME TAXES

During the nine months ended May 31, 2009, we realized loss before income tax (including discontinued operations) of $3,614,000, compared to loss before income tax (including discontinued operations) of $1,370,000 for the comparable nine month period of the prior year. In both the current and prior years we recorded small provisions for state income tax, based upon minimum tax requirements. In the current quarter we recognized a deferred tax benefit of $110,500 as the result of impairment recognized for our trademark intangible asset. See Notes 3 and 10 regarding impairment charges in the current quarter. We expect to record relatively small income tax provisions in future periods. We continue to maintain a full valuation allowance on our deferred tax assets due to prior period losses, as well as the general economic environment.

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

In December of 2008, we announced our plan to restructure the Company in response to an expected decline in sales related to overall economic conditions. Under this plan we reduced our workforce in the current quarter by approximately 36% by terminations and attrition and incurred approximately $458,000 in restructuring expense related to severance. We recorded this in our previous quarter ended February 28, 2009. In May 2009, we expanded this restructuring plan by reducing our workforce by eight more full time employees and incurred approximately $51,000 in restructuring expense related to severance. We recorded this in our current quarter ended May 31, 2009.

Also in our current quarter, because of the economic downturn and in accordance with SFAS 142 “Goodwill and Other Intangibles” an SFAS 144 “Accounting for Impairment or Disposal of Long-Lived Assets”, we performed impairment and recoverability tests related to the remaining book values of goodwill and other intangibles from the Cirronet acquisition in early fiscal year 2007. The result was an impairment of approximately $1.6 million that was recognized in our current quarter. This impairment included the approximately $1.3 million remaining net book value of the amortizable intangibles plus a portion of the trademark book value in the amount of approximately $0.3 million. Our test of Goodwill resulted in no impairment.

The following table details the restructuring and impairment expense recognized in the three and nine months ended May 31, 2009 and 2008 (in thousands except for employee count):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2009	2008	2009	2008
Outsourcing Dallas manufacturing:
* Employee severance accrued	$—	$143	$—	$310
Net gain on sale of equipment	—	(14)	(50)	(288)
Labor to start-up equipment sold		37		37
Facility clean-up costs	—	30	(13)	86

Subtotal for outsourcing Dallas manufacturing	—	196	(63)	145

Reorganization of Company:
* Employee severance accrued	—	—	(8)	—
Consulting costs	—	69	6	175

Subtotal for reorganization of company	—	69	(2)	175

Response to decline in economic conditions:
* Employee severance accrued	51	—	509	—

Total restructuring and fixed asset impairment	$51	$265	$444	$320

* Number of severance employees	8	15	44	31

Goodwill and intangibles valuation:
Impairment of intangibles	$1,583	$—	$1,583	$—
Impairment of goodwill	—	—	—	—

Total impairment - goodwill and intangibles	$1,583	$—	$1,583	$—

The following represents a reconciliation of the employee severance accrual, which is included in accrued expenses and other current liabilities in the accompanying financial statements (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2009	2008	2009	2008
Balance at beginning of period	$218	$73	$327	$264
Employee severance accrued	51	143	501	310
Severance payments to employees	(153)	(75)	(712)	(433)

Balance at end of period	$116	$141	$116	$141

11.	DISCONTINUED OPERATIONS

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

Operating results of the discontinued operations were as follows (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2009	2008	2009	2008
Sales	$(56)	$—	$67	$1,047

Net loss from discontinued operations	(58)	(733)	(150)	(1,510)

The following are balances of major classes of assets and liabilities related to the discontinued operations (in thousands):

	May 31,	August 31,
	2009	2008
Assets:

Accounts Receivable	$58	$170

Prepaid expenses and other	3	4

Sub-total - current assets	61	174

Property and Equipment - net	—	79

Total	$61	$253

Liabilities:

Accounts Payable	—	40

Accrued expensed and other	10	281

Total	10	321

12.	LEGAL PROCEEDINGS

On May 29, 2008, CMS Liquidating Company (“CMS”) filed a Petition and Action for Declaratory Judgment (the “Petition”) in the 298th District Court of Dallas County, Texas, naming RFM as defendant. The Petition requests that the Court construe the Earn Out Agreement entered into between RFM and CMS in connection with the acquisition of substantially all the assets of Caver Morehead, Inc. in September 2006. The claims question the methodology used by RFM to calculate CMS’ entitlement to an earn out payment. RFM has filed an answer denying liability and making a claim for its litigation expenses against CMS and certain of its shareholders pursuant to the acquisition agreement. The amount of damages sought was unspecified in the Petition, but in its motion for summary judgment filed on February 23, 2009, CMS took the position that the amount of purchase price in dispute is $1,319,000. On March 17, 2009, the District Court held a hearing on motions for summary judgment filed by both parties and denied both motions. The case is expected to go to trial in the fall of 2009 or later. We believe that we have meritorious defenses to the interpretation sought by CMS and intend to defend this case vigorously. We may incur substantial expenses in defending against the foregoing claim, and it is not presently possible to forecast its outcome with certainty. We do not believe, based on current knowledge, that the foregoing legal proceeding is likely to have a material adverse effect on our financial position, results of operations, or cash flows.

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

Our Wireless Solutions business includes Virtual Wire® Short-range Radios, Radio Frequency Integrated Circuits, or RFIC’s, and wireless module products. The products are various types of radios and the networks that manage and use these radios. Our goal is to provide customers with a wide variety of alternative products for their wireless network applications. Our product offerings include miniature radios that are very short range with ultra low-power consumption. We also market standard and custom OEM radio modules as well as packaged radio products that have longer range and increased data rates.

Our Wireless Components business includes filters, frequency control modules and low-power components. Our goal is to provide simple, cost effective solutions that fit our customers’ specialty applications.

Executive Summary

The market place profiles in which our two business groups operate are materially distinct from one another. The Wireless Components business is characterized by a very competitive environment that has declining average selling prices and frequent product innovation. This market includes several large competitors who have superior financial and other resources. We have competed successfully for 30 years by cultivating close customer relationships with a diverse group of customers who offer varied applications and serve diverse markets and geographic locations. In contrast, our Wireless Solutions business is characterized as a developing market with only a generalized definition of products, services, markets and applications. Competition varies and typically consists of a broad range of competitors, many of whom are similar in size and resources to us.

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

Our Wireless Components business, which historically was our core business, has declined in sales due to decreased average selling prices in several intensely competitive markets and due to our loss of market share to competing technologies. In addition, the Wireless Component business will likely be negatively impacted by recent economic difficulties, especially for the automotive market. As a result, we have focused our product and market development efforts on products for our Wireless Solutions business which we feel offer a technical edge and have greater gross margin potential, while continuing to find niche component opportunities.

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

With only four exceptions, we generated positive operating cash flows in the ten most recent quarters, including our last two fiscal years since our acquisitions to expand our Wireless Solutions business. See the section below entitled Actions to Improve Liquidity for discussion of cash flows for the current period. Our ability to maintain positive cash flows is dependent on our success in restructuring our expense levels in relation to sales. See the next section below entitled Current Business Conditions and Actions to Improve Profitability for discussion of our restructuring program. In any case, the amount of positive cash flow may decrease or occasionally turn negative due to fluctuating revenues, declining margins, escalating operating costs, the need for increased working capital to support increased sales, or increased spending to support growth programs. We feel we currently have the financial resources necessary to execute our business plans.

Current Business Conditions and Actions to Improve Profitability

As we expected, the worsening economic situation had a very substantial effect on us in our recent quarters, resulting in significantly lower sales, somewhat lower gross margins and a significant net loss from operations. Many of our markets, particularly the automotive and construction related industrial sectors, have been severely impacted. We believe that our sales to automotive and construction related industrial markets will continue to be materially adversely affected for at least the next few quarters. While we believe some of our business, including medical and some industrial markets, may weather the recession better than other markets, it is clear that there will continue to be weakness in many of our markets. Economic conditions in several markets remain difficult to predict, so we cannot say when or how much any recovery might be, or even whether or not there could be a further decline in sales.

In response to expected sales declines and economic uncertainties, we have taken aggressive actions in recent quarters to align expense levels with anticipated lower sales levels. As we continue to restructure the Company, we are committed to the following actions:

a.	Continue to actively manage our inventory levels, achieving a significant decrease in inventory in our current quarter and year-to-date.

b.	In our prior quarter we reduced our workforce by approximately 36% and we reduced it another 10% at the end of the current quarter. Also in the prior quarter we implemented a 10% across-the-board salary reduction. The first reduction was in effect for the entire quarter, while the second one had very little impact. The full impact of both reductions will be in effect for our fourth quarter.

c.	Suspended our 401(k) match and we have suspended cash compensation in the form of quarterly retainers and meeting fees for our outside directors.

d.	We continue to focus our sales efforts on markets that face less economic pressure, such as the medical market. This has the effect of improving our overall gross margins, since these markets have higher gross margin potential than more competitive markets such as the automotive or consumer markets.

e.	In addition to personnel-related reductions, we implemented other cost reduction measures and will continue to adjust our business structure.

These actions were in addition to a series of actions that we had taken in the previous two years to reduce our costs by approximately $9 million on an annual basis. A partial result of this cost reduction was that operating expenses (without restructuring and impairment expenses) decreased $1 million between our first quarter and our second quarter and another $500,000 in our current quarter. In addition, our gross margins improved 170 basis points from our second quarter to our third quarter. In addition, our overall breakeven sales point for profitability has been reduced to the $7.0 million to $7.5 million range, compared to $12.4 million in our first quarter. We did incur a net charge of $1.5 million for intangible asset impairment (net of deferred income tax benefit) in the current quarter. However, that was a non-cash charge as evidenced by our positive Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) for the current quarter. The associated restructuring expense for severance and other nonrecurring costs in our third fiscal quarter were approximately $0.1 million. See the EBITDA table immediately after the section below entitled Actions to Improve Liquidity.

We will continue to take the actions required to restructure our business to produce positive operating cash flow and to return to overall profitability when economic conditions permit. While our cost reductions have resulted in a much lower cost business model, current economic conditions make forecasting future profitability very difficult.

Actions to Improve Liquidity

Our operating results for the second quarter caused a violation of the financial covenants in our Credit and Security Agreement dated August 29, 2007 as amended, or Credit Agreement with Wells Fargo Bank, N.A., or the Bank. Under the terms of the Credit Agreement, we were required, for the quarter ended February 28, 2009, to achieve certain standards for net income (as adjusted per the Credit Agreement) and debt service coverage which were not attained. The Credit Agreement provides that, upon non-compliance with such financial covenants, the Bank may take various actions, including among other things any one or more of the following: (i) terminate its commitment to make advances to the Company, (ii) declare the balance of the indebtedness, in the amount of approximately $4.7 million as of May 31, 2009, due and payable, or (iii) exercise its rights as a secured creditor by taking possession of or otherwise liquidating some or all its collateral.

The Bank’s right to take these actions was suspended by a forbearance agreement (“Forbearance Agreement”) dated May 12, 2009 with an expiration date of July 31, 2009. The only covenants under the

Forbearance Agreement are levels of profitability and capital expenditures for the months of April, May, June and July 2009. The Company was in compliance with those covenants for the months of April and May. We expect to be in compliance with the covenants for the months of June and July.

At the expiration of the Forbearance Agreement, we expect to either extend it for another three months or to enter into an agreement with new financial covenants. We continue to have access to available funds under the revolver. Should the Forbearance Agreement expire and the Bank exercise the aforementioned rights, and if we are unable to secure other financing, we may not be able to continue as a going concern.

We had various appraisals performed on our collateral property. Given current economic conditions, the appraisals were at lower levels than in better economic times, and our advance rates have been reduced accordingly. The change in advance rates has resulted in a significant reduction in our cash availability of approximately $600,000, and put pressure on our operations. Our primary response to this situation was to reduce costs via actions discussed in the preceding section. The objective was to generate positive operating cash flow during this period of economic downturn. Those actions have generated positive operating cash flow of approximately $3.0 million during our last three quarters. A significant portion of that positive operating cash flow was derived from collecting accounts receivable in excess of declining sales. However, we believe that as sales have leveled out, a declining level of sales generating excess collections of receivables is not likely to be a significant source of funds. Another source of operating cash flow has been a reduction in inventory that we have targeted and achieved. We were very successful in doing this, with a $3.3 million dollar reduction so far this year. This was 35% of our prior year’s inventory balance. We have targeted additional inventory reductions, although they are likely to be less than we have seen in recent quarters. The reductions in accounts receivable and inventory have been partially offset by reductions in accounts payable and accrued expenses, as we have paid down those liabilities.

Beyond reducing our working capital requirements, we believe we have put in place a cost structure that is capable of generating positive EBITDA at current sales levels. This in fact occurred in our current quarter. We believe maintaining a cost structure that is designed to generate a positive EBITDA at sales levels below what we expect is our primary method of assuring near-term liquidity. Our EBITDA for the current quarter was a positive $84,000. This was a large improvement over the comparable quarter of the prior year of a negative $439,000, largely a result of our cost reduction programs. And in contrast with our $3.5 million year-to-date GAAP loss, year-to-date EBITDA was only a negative $148,000. See the EBITDA table immediately after this section.

In a temporary response to the reduction in availability, we have worked with our suppliers to extend payment terms. This resulted in an increase in accounts payable of almost $500,000 in our previous quarter. In the current quarter, we have paid this balance down by almost $500,000, so our accounts payable balance is back to first quarter levels. This still represents some stretching of terms with our suppliers, which so far has been possible. While we intend to continue to pay down our accounts payable balances and maintain favorable terms with our suppliers, there can be no assurance that this can be done. A significant interruption in the flow of material from our suppliers due to credit term issues would have a material adverse effect on our operations and, in the absence of additional financing, result in our insolvency.

As described in Note 4 to our condensed Consolidated Financial Statements, another action that we took was to refinance our remaining term loan debt with our primary lender by arranging a new loan with another financial institution secured by a deed of trust lien on our Dallas headquarters facility. The refinancing eliminated the quarterly payments to service the term loan debt over the next two quarters. The refinancing was completed in April 2009, when we entered in to a commercial loan agreement for $900,000 that calls for monthly payments of $5,000 plus accrued interest at the current annual rate of 6.5%. The commercial loan agreement provides for 59 monthly payments of $5,000 each with the 60th payment being the balance of the loan. The proceeds of this loan were used to pay off the Bank term loan and to reduce our revolving line of credit.

It is our objective to continue to generate positive cash flow, service our bank debt and keep in good standing with our suppliers in the immediate future, although this cannot be assured due to the economic uncertainties we face.

The following table sets forth, for the three and nine months ended May 31, 2009 and 2008, the calculation for EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) that is referred to in this report (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2009	2008	2009	2008
Net Loss	$(1,975)	$(1,419)	$(3,514)	$(1,408)

Add back:
Interest expense	162	153	466	513

Taxes	(113)	25	(100)	38

Depreciation	241	281	772	976

Amortization:
Patents	63	56	192	137
Intangibles from acquisitions (1)	1,583	374	1,704	1,122
Stock compensation	123	91	332	363

Total amortization	1,769	521	2,228	1,622
(1) Includes impairment

EBITDA	$84	$(439)	$(148)	$1,741

EBITDA is an important liquidity measurement used by financial institutions to measure a company’s capability to fund operations. EBITDA is also used by our management to measure our performance in achieving necessary cost reductions. The table above shows that for the current quarter, we have achieved a slightly positive ongoing cash flow breakeven level as measured by EBITDA.

Further discussion of EBITDA and its measurement value is in other sections of this report entitled Current Business Conditions and Actions to Improve Profitability and Impact of Reduced Borrowing Availability.

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

Results of Operations

In this next section we will discuss our financial statements. In this discussion, we will make comparisons between the following periods, which we believe are relevant to understanding trends in our business:

•

The current quarter and current year-to-date period, each ended May 31, 2009, of the fiscal year ending August 31, 2009, in comparison to the comparable quarter of the prior year and prior year-to-date period, each ended May 31, 2008 of the fiscal year ended August 31, 2008.

•	Certain comparisons with the three months ended February 28, 2009 (previous quarter) are provided where we believe it is useful to the understanding of trends.

The selected financial data for the periods presented may not be indicative of our future financial condition or results of operations.

The following table illustrates operating results for the four quarters of fiscal 2008 and the first three quarters of fiscal 2009 (in thousands, except percentage data). These figures will be used when discussing trends in the following section. The reported amounts for fiscal 2008 have been adjusted from previous quarterly reports because of classification of discontinued operations.

	Fiscal 2008 Quarter Ended				Fiscal 2009 Quarter Ended
	Nov. 30	Feb. 29	May 31	Aug. 31	Nov. 30	Feb. 28	May 31
Sales by product area:
Wireless Solutions Group:
Virtual Wire® Radio products	$3,642	$3,773	$3,061	$2,799	$2,937	$2,502	$2,330
Cirronet modules	3,330	2,754	2,457	3,154	2,766	1,924	1,310

Subtotal	6,972	6,527	5,518	5,953	5,703	4,426	3,640
Wireless Components Group:
Filters	5,880	3,895	4,830	4,141	3,939	1,259	1,889
Frequency control modules	651	506	951	796	574	223	260
Low-power components	2,264	2,803	1,480	1,494	1,151	690	745

Subtotal	8,795	7,204	7,261	6,431	5,664	2,172	2,894

Total Sales	15,767	13,731	12,779	12,384	11,367	6,598	6,534
Cost of sales	9,868	8,279	8,136	7,816	7,150	4,342	4,187

Gross profit	5,899	5,452	4,643	4,568	4,217	2,256	2,347
% of sales-Wireless Solutions	52.2%	50.7%	47.9%	49.6%	49.6%	38.5%	39.5%
% of sales-Wireless Components	25.7%	29.7%	27.5%	25.1%	24.5%	25.5%	31.4%
% of sales-Total	37.4%	39.7%	36.3%	36.9%	37.1%	34.2%	35.9%

Operating expenses:
Research and development	1,789	1,842	1,803	1,667	1,266	1,046	818
Sales and marketing	2,196	2,185	2,092	1,930	1,814	1,140	1,020
General and administrative	1,183	1,066	984	1,068	1,011	910	742
Restructuring and impairment	99	(44)	265	16,192	(67)	460	1,634

Total	5,267	5,049	5,144	20,857	4,024	3,556	4,214

Income from operations	632	403	(501)	(16,289)	193	(1,300)	(1,867)
Other expense, net	(65)	(169)	(160)	(174)	(173)	(154)	(163)

Income (loss) before income taxes	567	234	(661)	(16,463)	20	(1,454)	(2,030)
Income tax expense (benefit)	8	5	25	(163)	5	8	(113)

Income (loss)-continuing operations	559	229	(686)	(16,300)	15	(1,462)	(1,917)
Loss-discontinued operations	(446)	(331)	(733)	(3,181)	(61)	(31)	(58)

Net Income (loss)	$113	$(102)	$(1,419)	$(19,481)	$(46)	$(1,493)	$(1,975)

The following table sets forth, for the three and nine months ended May 31, 2009 and 2008, (a) the percentage relationship of certain items from our statements of operations to sales and (b) the percentage change in these items between the current period and the comparable period of the prior year:

	Percentage of Total Sales				Percentage Change From
	Three Months Ended May 31,		Nine Months Ended May 31,		Three Months Ended May	Nine Months Ended May
	2009	2008	2009	2008	2008 to 2009	2008 to 2009
Sales	100%	100%	100%	100%	(49)%	(42)%
Cost of sales	64	64	64	62	(49)	(40)

Gross profit	36	36	36	38	(50)	(45)

Research and development	13	14	13	13	(55)	(42)
Sales and marketing	16	16	16	15	(51)	(39)
General and administrative	11	8	11	8	(25)	(18)
Restructuring and impairment	25	2	8	1	517	433

Total operating expenses	65	40	48	37	(18)	(24)

Income from operations	(29)	(4)	(12)	1	(273)	(657)
Other expense, net	(2)	(1)	(2)	(1)	2	24

Income before income taxes	(31)	(5)	(14)	0	(207)	(2,574)
Income tax expense	2	0	0	0	(552)	(363)

Net income (loss)-continuing ops.	(29)	(5)	(14)	0	(179)	(3,398)
Net loss-discontinued operations	(1)	(6)	0	(3)	(92)	(90)

Net income (loss)	(30)%	(11)%	(14)%	(3)%	(39)%	(150)%

Sales

Overall Sales Trends for the Current Quarter Compared to the Prior Year and Previous Quarter

Total sales decreased 49% in the current quarter compared to the comparable quarter of the prior year and 1% from the previous quarter. The primary reason for the decrease from the comparable quarter of the prior year was a reduction in the number of units sold for each of our product lines resulting from the economic downturn. Wireless Components sales, which include sales to automotive and consumer markets, were down 60%. Wireless Solutions sales, which include some markets like medical that were not so adversely affected by the economy, decreased 34%.

Compared to the previous quarter, sales appear to have leveled out on an overall basis. However, the trends were different for our two business units due to corresponding changes in the number of units sold. Wireless Component sales increased 33% as some automotive markets recovered from very depressed levels in our second quarter, particularly satellite radio filters. Wireless Solutions Sales decreased 18% from the previous quarter as the recession had a continuing effect on industrial markets related to the construction industry (European surveying and telemetry applications) and medical applications were somewhat reduced from record levels in the previous quarter.

As we expected, the economic downturn has had a material adverse effect on our sales, particularly for Wireless Component products. Sales to automotive markets were down approximately 48% from the comparable quarter prior year, but 32% greater than the previous quarter. Automotive production in many places around the world was at very low levels in the previous quarter, which included extended holiday shut downs. Some recovery for automotive production took place in the current quarter. A significant portion of sales to the automotive market are for the satellite radio application, which is why filter sales were down approximately 61% in comparison to the comparable quarter of the prior year, but up 50% from the previous quarter. Low-power components sales also showed similar trends, as those sales were 50% lower than the comparable quarter of the prior year but 8% higher than the previous quarter. Sales to telecommunications markets were down 63% from the comparable quarter of the prior year, but up 7% from the previous quarter. Sales to consumer markets were even more dramatically impacted by the economy -down approximately 84% and 10% for the two time periods. Wireless Components markets have been adversely affected by economic conditions, as well as inventory levels at various points in the supply chain that needed to be sold down to more appropriate levels. For further information, see the sections below entitled Product Line Sales Trends – Wireless Components Group.

For several years, we have focused our product and market development efforts on our Wireless Solutions products. The primary markets for these products are industrial and medical. Sales to these markets were lower in comparison to the comparable quarter of the prior year, although not as much as our Wireless Component sales. Sales to industrial and medical markets were down 31% and up 1% respectively from the comparable quarter of the prior year. However, these sales did not show an increase from very depressed levels in comparison to the previous quarters like the Wireless Components did. Sales to these markets decreased 7% and 11%, respectively. The larger decrease in the medical market sales was due to lower production schedules on the part of our customers in comparison to the previous quarter’s record levels. Our primary customers for Wireless Solutions products are OEM customers and contract manufacturers and distributors. These customers order product based upon their own production schedules or the production schedules requested by their customers, which have historically shown considerable volatility. Production levels were generally low in the current quarter. For further information on these products see the section below entitled Product Line Sales Trends – Wireless Solutions Group.

The biggest exception to these negative trends has been sales to medical applications for Virtual Wire® Short-range Radio and Cirronet module products. Sales for the medical market increased slightly, 1% from the comparable quarter of the prior year. A medical customer continues to be our largest customer. In contrast to other markets, medical products, a market that we have been developing for years, continues to have products introduced into production. We believe sales for medical applications may continue at high levels or may even increase, despite overall economic conditions.

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

We compete in very price-competitive markets (such as the automotive and satellite radio markets) in which customers require decreased prices over time to retain their business, particularly for products in the Wireless Components group. In addition, our customers expect economies of scale to result in lower pricing as new products ramp up in volume. As a result, four of our five product lines experienced a decline in average selling prices in the current year in comparison to the prior year-to-date period. The fifth product line (Virtual Wire® Short-range Radio products) actually experienced an increase in average selling prices related to the trend toward additional medical product sales combined with lower sales for other products, which is a change in product mix, rather than an increase in selling prices to individual customers. The decrease in average selling prices for Cirronet and frequency control module were more related to changes in product mix toward less expensive models, rather than changes in individual prices.

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

Near-Term Impact of Economic Recession

We believe that our sales will continue to be materially adversely affected for at least the next few quarters. While we believe some of our markets, including medical, may weather the recession better than other markets, it is clear that the speed of recovery of many of our markets will continue to be influenced by the timing of improvement in the current global economic situation.

In the current economic environment, customers are providing us very limited visibility on future demand as they are not placing orders until they see orders from their customers. Therefore, we cannot predict the timing or extent of any recovery, or even whether or not there could be a further decline in sales. We have seen some positive indications. We have had two consecutive quarters’ sales in the $6.5 million to $6.6 million range. Therefore, it is possible that sales have leveled off. However, it is not our policy to provide sales guidance, and in no event can we provide any assurance that sales will not decline again.

Historically, our markets have been negatively impacted in the second quarter by seasonal factors such as the build up in sales for the holiday demand that occurred in our first quarter and the fewer number of days due to holidays in North America and Asia that occur in our second quarter. As we expected, a historically corresponding sales increase in the third quarter did not materialize because of the market down-turn caused by the world-wide recession.

Year-to-Date Sales Trends

On a year-to-date basis, sales declined $17.8 million or 42% from the prior year, primarily due to a decrease in the number of units sold. In addition, sales were reduced to a lesser extent due to lower average selling prices, as explained in the section immediately above this one.

Wireless Components sales declined $12.5 million or 54% from the prior year, primarily for the same reasons as discussed above for quarterly comparisons. Sales for these products are primarily to the automotive, consumer and telecommunications markets and sales in those markets each decreased by 40% to 70% on a year-to-date basis. The resulting sales for filters, frequency control modules and low-power components all decreased by 50% to 60%.

Wireless Solutions sales declined $5.3 million or 28% from the prior year, primarily due to a decrease in the number of units sold. This was despite an increase in average selling prices related to change in mix for Virtual Wire® Short-range Radio products. Sales for these products are primarily to the industrial and medical markets. Industrial market sales on a year-to-date basis were lower by 35%, partially offset by medical market sales which increased 25%. The resulting sales for Virtual Wire® Short-range Radio and Cirronet module products decreased by 25% to 30%.

Product Line Sales Trends:

Wireless Solutions Group

Cirronet module products

Sales for Cirronet module products were $1.3 million, which represented a 47% decrease from the comparable quarter of the prior year and a 32% decrease from the previous quarter. The decrease in both periods was due to a decrease in the number of units sold for relatively higher-priced products. Many of Cirronet’s larger customers are OEM customers whose production schedules are relatively volatile. We believe the decreased number of units sold was due to economic conditions these customers were facing.

The decrease was most significant for European surveying and telemetry applications, which normally are some of the largest applications for Cirronet products. We believe the impact of the economic downturn on construction related activity has had an increasingly negative impact on these applications. Recent order activity indicates that these economic conditions may persist for some time and may result in even lower sales for these products.

Partially offsetting the impact of a lower number of higher-priced units sold in comparison to the comparable quarter of the prior year was an increased number of lower-priced units sold. In the past year, we have introduced several models of lower-priced Cirronet radio modules to capture business at lower price points. These have started to ship in significant volume. These new models include Zigbee™, DNT and LPR radio modules. The net result was that the number of total units sold decreased only 5% in the current quarter in comparison to the comparable quarter of the prior year. However, this was more than offset by an overall reduction in average selling price of 44% due to the impact of a change in product mix away from the higher-priced modules and towards the lower-priced ones. There was also a reduction in average selling prices from the previous quarter of 25%, in addition to a decrease in the overall number of units sold of 9%.

On a year-to-date basis, sales for Cirronet modules decreased 30%, which was caused in part by the same product mix considerations that were described in the immediately preceding paragraph. While the number of units sold increased overall by 3%, average selling prices decreased 32% as a result of fewer units sold of higher-priced units and more units sold of lower-priced units. These decreases in average selling prices also had a negative impact on gross margins, since most of these more price-competitive units had lower margins.

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

We have developed several FCC certified standard products and we have launched a new Zigbee™ product. In recent quarters we have launched a line of industrial grade networking products based on Dust Networks™ technology and the DNT 2400 product, which is a low-priced 2.4 GHz frequency hopping standard module. Our sales force is now working with customers to design these products into their applications. While we see great potential for Wireless Solutions products, it is difficult for us to predict when, or if, these products will have a significant additional impact on our sales.

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

In fiscal 2007, we acquired Aleier to combine our hardware offerings with a value added software application. However, sales for this operation were disappointing and unprofitable. Therefore, we have discontinued this operation as described above in Note 11 to the accompanying unaudited Condensed Consolidated Financial Statements entitled Discontinued Operations.

Virtual Wire® Short-range Radio Products

Sales for Virtual Wire® Short-range Radio products were $2.3 million for the current quarter. This was a 24% decrease from the comparable quarter of the prior year and a 7% decrease from the previous quarter. The decreases from the comparable quarter of the prior year were due to a decreased number of units sold, primarily due to lower economic demand for our customers’ products. As we have seen in prior periods, these products show considerable volatility due to fluctuating production rates of our customers. A large portion of these sales are to contract manufacturers for OEM customers, whose demand tends to fluctuate considerably for automated meter reading and other products. Sales were at relatively high levels a year ago. The decrease from the previous quarter was primarily due to lower average selling prices due to shifts in product mix.

As mentioned above, the biggest exception to various negative trends was sales for medical applications, especially for Virtual Wire® Short-range Radio products. Sales for the medical market actually increased 1% from the comparable quarter of the prior year, although they decreased 11% from the previous quarter. The latter decrease resulted from decreased sales to our largest customer due to temporarily lower demand due to activity levels in their supply chain. We anticipate these levels increasing to their former levels in our fourth quarter.

This increase in sales for medical applications and decrease in sales for other applications resulted in an increase in average selling prices for these products of 22% in comparison to the comparable quarter of the prior year. These pricing effects partially offset the overall reduction in number of units sold of 38% in comparison to the prior year. Average selling prices decreased 6% from the previous quarter due to lower medical application sales. Over the long term, we have frequently experienced decreased average selling prices for these products due to competitive conditions in some of these markets. We expect this trend towards lower average selling prices to continue. However, changes in product mix for additional sales of higher-priced medical products may from time to time offset any negative impact on average selling prices for other products.

On a year-to-date basis, sales of Virtual Wire® Short-range Radio products decreased 26% for the same reasons as discussed for quarterly comparisons. The number of units decreased 38% due to economic conditions, while average selling prices actually increased 20% due to changes in product mix.

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

Wireless Components Group

Filters

Sales of filter products at $1.9 million decreased 61% from the comparable quarter of the prior year, but they increased 50% over the previous quarter. These changes were primarily due to changes in the number of units sold for these products. The decrease in the number of units sold from last year was primarily due to a decrease in sales for satellite radio and telecom applications due to economic conditions in those markets, particularly for automotive and consumer applications. The increase over the previous quarter was due to a partial recovery for those same applications from very depressed production levels in our second quarter. In particular, the supply chain for automotive North American production has been subject to volatile changes in production levels and inventory corrections.

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

In the recent quarters, there has been a continued reduction in the growth rate of new subscriptions to satellite radio services. A partially offsetting favorable factor has been an increasing number of models of automobiles that include factory-installed satellite radios. A very negative factor is a significant reduction in the number of units produced due to sharply reduced production schedules for North American automotive suppliers.

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

Sales compared to the same quarter of the prior year also were adversely affected by a decrease in the number of units sold to the Chinese telecommunications market. Sales to the overall telecommunications market were down 63% from the comparable quarter of the prior year, while they increased 7% from the previous quarter. In the current quarter we supplied a product for a new application which related to the conversion of the Chinese cellular telephone customer to its third generation of technology. We anticipate sales to telecommunications markets will continue to be very volatile due to very short lead times and changes in technical trends in the very large Chinese market.

The various shifts in product mix caused the average selling prices for filter products to actually increase in comparison to the prior year. From time-to-time a change in average selling prices may be due to a change in product mix resulting from differing trends in the number of units sold of the relatively low-priced satellite radio filters and the number of units sold of the relatively higher-priced telecom filters. This is why the increase in satellite radio filter sales in the current quarter compared to the previous quarter also caused a large decrease in average selling prices compared to our second quarter. Year-to-date average selling prices were slightly lower in the current year compared to the previous year. Any increase in average selling prices for filter products is contrary to our historical trend of lower average selling prices for comparable products. Competitive conditions for these products have forced us to provide lower prices to maintain our market share. The automotive and consumer markets tend to be more price competitive than the other markets we serve. The impact of changes in average selling price due to a product mix effect is at least partially offset by differences in material costs, as the telecommunications products come in larger, more expensive packages.

We expect the general trend of lower average selling prices for comparable products will continue to have an adverse effect on future sales and margins, and this trend may result in lower overall sales of filter products in the immediate future. For a discussion of strategies for sustaining gross profit, see the section below entitled Gross Profit.

On a year-to-date basis, sales of filter products decreased 52%, primarily due to a decrease in the number of units sold. The net effect of product mix shift was to hold average selling prices to a decrease of less than 1%.

Frequency Control Modules

Sales of frequency control products at $0.3 million decreased 73% from the comparable quarter of the prior year, but increased 17% from the previous quarter. The decrease from the prior year was due to a decrease in the number of units sold for these products. The decrease in the number of units sold is due in large part to the nature of the telecom market. The telecom market these products serve is subject to volatile changes due to varying economic conditions and production rates at several major contract manufacturers. Production rates were at low levels for the current quarter, while they were at relatively high levels a year ago. Future sales of these products will continue to be highly dependent upon economic conditions in the markets these products serve. The increase in sales over the previous quarter primarily was due to an increase in average selling prices related to the sale of higher-priced military grade products.

On a year-to-date basis, sales of frequency control module products decreased 50%. The primary reason was a decrease in the number of units sold of 43% related to the downturn in economic conditions, primarily in the telecommunications markets these products serve. In addition, average selling prices decreased 12% resulting from changes in product mix towards less costly units. In last year’s first quarter, we had a large military order that did not recur this year. Normally, pressures on average selling prices for frequency control module products are not nearly as great as in some of our other markets.

Low-power Components

Sales of low-power components at $0.7 million decreased 50% from the comparable quarter of the prior year, but increased 8% over the previous quarter. In both cases, the change from the prior period was primarily due to a comparable change in the number of units sold. The primary factors for these changes were the same as the overall sales changes for automotive markets that was noted in the section above entitled Overall Sales Trends for the Current Quarter Compared to the Prior Year and Previous Quarter.

These results also represent an ongoing trend for these products. The trend we have experienced is a decline in sales for some of our mature products, including products for the tire pressure monitoring and remote keyless entry applications. Many of our products sold into this application are based on mature technology, and conversion to other technologies such as multiple function integrated circuits and phased lock loop radios is expected to adversely affect future sales of our low-power products. In addition, some customers have switched to very low-priced competitors.

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

The primary market for these products is the automotive market, which is characterized by very competitive conditions and declining average selling prices. Smaller package styles, which are offered at lower prices, are taking an increasing market share. We expect the trend of lower average selling prices for low-power component products to continue, as competitive market conditions require future price reductions. We also expect that sales of low-power components products will fluctuate in accordance with changing production schedules for automotive customers.

On a year-to-date basis, sales of low-power components products decreased 61%, primarily due to a decrease in the number of units sold related to overall economic conditions in the markets that these products serve. In addition, sales were abnormally higher a year ago due to a temporary increase in the number of units sold for low-power components in automotive applications for last-time buys and customer requirements for older versions of products that were transitioning to new packages. This did not recur this year. Also, there was a reduction of average selling prices of 7%, which is typical for these competitive products.

Other Sales Trends

The following table provides additional data concerning our sales:

	Percentage of Sales Revenue
	Current Quarter	Comparable Quarter	Previous Quarter
Sales to top five customers	44%	40%	40%
Distribution sales	23%	25%	20%
Number of customers with 10% or more sales	One	Two	One
Sales for 10% or more customers	13%	22%	16%
International sales	51%	59%	45%

One of the two customers over 10% in the comparable quarter of the prior year was Delphi Corporation, or Delphi. Sales to Delphi in the current and previous quarters have significantly decreased from the prior year. Delphi is currently in Chapter 11 reorganization proceedings. Given the uncertainty of the North American automotive industry, we cannot be assured that Delphi will be successful in emerging from those proceedings. If sales to Delphi were interrupted by a disruption in the bankruptcy process, such disruption could have a significant adverse effect on our operations.

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

In our current quarter, because of the economic downturn and in accordance with SFAS 142 “Goodwill and Other Intangibles” and SFAS 144 “Accounting for Impairment or Disposal of Long-Lived Assets”, we performed impairment and recoverability tests related to the remaining book values of goodwill and other intangibles from the Cirronet acquisition. The result was an impairment of $1.6 million that was recognized in our current quarter. This impairment included the $1.3 million remaining net book value of the amortizable intangibles plus a portion of the trademark book value in the amount of $.3 million. These impairments were partially offset by a $0.1 million deferred income tax benefit, as explained in Note 9 to our accompanying unaudited Condensed Consolidated Financial Statements. Our test of Goodwill resulted in no impairment.

The amortization and impairment of these items is a non-cash expense. The amortization and impairment of these acquisition-related items resulted in recording additional expense as follows (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2009	2008	2009	2008
Cost of Sales	$(1)	$1	$—	$2
Research and development expense	8	246	89	740
Sales and marketing expense	—	45	56	135
General and administrative expense	8	8	23	23
Impairment - intangibles	1,583	—	1,583	—
Discontinued operations	—	98	—	295

Total additional amortization and impairment expense	$1,598	$398	$1,751	$1,195

The reduction in amortization from the prior year resulted from the intangible asset revaluation at the end of fiscal year 2008 and in our current quarter discussed above. We expect to record only minimal amounts of amortization of acquisition fixed asset write-ups for the remainder of the fiscal year.

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

A summary of stock compensation expense is as follows (in thousands):

	Compensation Expense Recognized
	Three months ended May 31,		Nine months ended May 31,
	2009	2008	2009	2008
Cost of Sales	$16	$10	$45	$58
Research and Development expense	8	7	18	37
Sales & Marketing expense	42	29	110	112
General & Administrative expense	57	41	160	139
Discontinued operations	—	4	(1)	17

	$123	$91	$332	$363

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

Gross Profit

Overall Gross Profit Trends for Current Quarter Compared to the Prior Year and Previous Quarter

The current quarter gross margin of 35.9% was a decrease from the 36.3% in the comparable quarter of the prior year, but an increase over 34.2% in the previous quarter. The primary reason for the decrease from the comparable quarter of the prior year is that manufacturing overhead costs increased as a ratio to sales, despite a reduction in actual costs. The primary reason our gross margin increased over the previous quarter was the fact that manufacturing overhead costs decreased as a ratio to sales, due to decreased overhead costs.

We have targeted manufacturing overhead reductions as part of our cost reduction program and a strategy to improve gross margins. Manufacturing overhead costs include a significant amount of fixed payroll-related support costs and some depreciation expense for manufacturing equipment. Despite millions of dollars of cost savings due to numerous cost reduction efforts, manufacturing overhead costs are still a significant cost factor for us, at approximately $0.9 million in the current quarter. Included in overhead costs in the current quarter was $163,000 slow moving inventory expense, which was much greater than the comparable quarter of the prior year but similar to the $168,000 in the previous quarter. Expenses were also higher this quarter than both periods because of the effects that the very significant inventory reduction had on overhead absorption. An important measure of our success in improving margins is the relative change in sales versus the relative change in manufacturing overhead costs. Manufacturing overhead costs were 19% lower than the comparable quarter of the prior year, in comparison to a 49% reduction in sales, resulting in a 5% increase in overhead costs as a percentage of sales, and in lower overall gross margins. Manufacturing overhead costs were 8% lower than the previous quarter, in comparison to only a 1% reduction in sales, resulting in a 1% decrease in overhead costs as a percentage of sales, and higher overall gross margins. We expect overhead expenses to be somewhat lower in future periods, since the entire impact of recent cost reduction efforts was not in place during the current quarter and the impact resulting from inventory reduction is expected to be less.

Various factors cause gross margins to increase or decrease in any given period. Of the potential unfavorable factors which influence gross margin, several of them had an effect in the current quarter:

(1)	Decrease in average selling prices – As discussed above in the sales section, we normally experience a reduction in average selling prices in most of our product lines, a trend which we expect will continue due to competitive pressures and the fact that newer products, like older products, are reaching sales levels at which customers expect volume-based price breaks. For instance, on a year-to-date basis, average selling prices for the volume product lines that make up the Wireless Components group declined in the range of 1% to 7% from the prior year. While price pressures are much less for Wireless Solutions products, even Cirronet modules experienced a 32% reduction in average selling price on a year-to-date basis due to a product mix shift within that category. This had the effect of decreasing gross margins for Cirronet products, since the lower-priced products are more commoditized than higher-priced products and therefore have lower gross margin potential. We expect the trend towards lower average selling prices within our product lines will continue.

(2)	Lower number of units sold or produced – This factor results in higher average unit cost due to relatively high fixed manufacturing costs being spread over a smaller number of units sold. Fixed manufacturing costs still include a significant amount of payroll-related support costs and depreciation expense for manufacturing equipment. While our long-term plan is to increase sales volumes, if sales volumes were to decrease in future periods, our average unit costs would rise, becoming unfavorable. In addition, efforts to reduce inventory may cause a further volume effect, since the number of units purchased from our contract manufacturers would be less than the number of units shipped to customers. This is the effect we explained in the first two paragraphs of this section.

(3)	The impact of non-cash charges for obsolescence and write-downs of inventory – For example, we incurred non-cash charges of approximately $163,000 in the current quarter and a similar amount in the previous quarter. The prior year’s costs were much lower than this.

(4)	New products encounter ramp-up costs associated with new manufacturing processes – We will continue to introduce new products to our contract manufacturer process, and, therefore, we may be subject to unanticipated new product production costs due to changes in process technology that negatively affect our gross margin. These costs were negligible in the current quarter.

Offsetting these factors are the two primary strategies that we have taken to improve gross margins:

(1)	Shift in product mix – Our higher-priced Wireless Solutions products have a greater long-term potential for favorable gross margins than the very price-sensitive low-power Wireless Component products. Due to their higher technical content, our Wireless Solutions products have higher potential gross margins than our commodity type products such as filters and low-power components. A shift in sales to these products has a positive effect on margins. As described in Note 7 to our accompanying unaudited Condensed Consolidated Financial Statements, gross margin for Wireless Solutions products in the current year was 43.3%, compared to 26.6% for Wireless Components products. Therefore, an increase in the ratio of Wireless Solutions products to total sales from 43% in the comparable quarter of the prior year to 56% for the current quarter had a favorable impact. However, the product mix was also an unfavorable factor in comparison to the previous quarter, in which Wireless Solutions sales were 67% of total sales, higher than the 56% of the current quarter.

We expect that Wireless Components sales may continue to be adversely affected more than Wireless Solutions sales as a result of the economic downturn. This is despite the fact that Wireless Components increased from very depressed levels in the current quarter while Wireless Solutions sales decreased somewhat. A product mix trending towards Wireless Solutions products would have a positive effect on our gross margins. Our strategy is to focus our product and market development efforts on increasing the portion of sales to products that have higher potential gross margins, primarily the Wireless Solutions products. We cannot assure that this strategy will be achieved in future periods.

(2)	Success in achieving ongoing cost reduction – Normally our product lines have achieved cost per unit reductions on a year-over-year basis. This is our general strategy to offset the impact of decreasing average selling prices. We devote considerable resources to obtaining purchasing savings and in working with our suppliers and outside contractors to improve yields, increase productivity and to improve processes that result in lower costs. However, it was not possible to do this on an overall basis in our current quarter due to the overhead effects described in the first paragraph of this section.

Current quarter gross margin for our Wireless Components segment at 31.5% increased from 27.5% of sales in the comparable quarter of the prior year and 25.5% for the previous quarter. Changes in product mix within the Wireless Components segment also had a favorable effect upon gross margins. Current quarter sales included several new programs for custom products that had relatively high margins. Wireless Component products also benefited from reallocation of overhead costs to Wireless Solutions products as those products now incur the largest portion of these shared costs.

Current quarter gross margin for our Wireless Solutions segment at 39.5% was reduced from the comparable quarter of the prior year at 47.9%, but increased over the previous quarter at 38.5%. The primary reason for the decrease from the comparable quarter of the prior year was an increase in overhead cost as a percentage of sales. Part of this was due to reallocations from the Wireless Components segment. In addition, the decrease from the comparable quarter of the prior year was also due to an unfavorable shift in product mix for Cirronet products toward more lower-margin units.

We intend to continue our efforts to reduce manufacturing costs in future periods, although it is not certain that these efforts will be successful.

The strategies mentioned in the previous paragraphs are intended to offset the four negative factors discussed above. We were able to improve gross margins substantially in fiscal 2008, and we held our gross margins at reasonable levels in the current quarter, despite materially lower sales. We continue to try to improve our product mix and target additional cost reductions. However, there is no assurance that margins will continue to improve, or even be maintained, in future periods.

Overall Gross Profit Trends for Current Year Compared to the Prior Year

The current year-to-date gross margin was 36.0%, which is a small decrease from 37.8% in the prior year. We believe that holding margins to a decrease this small was a considerable achievement, since we experienced a decrease in overall sales of 42% on a year-to-date basis. On a year-to-date basis, the effect of increased overhead cost as a percentage of sales was 2.3%, which is the primary reason margins declined 1.8%. The favorable effects of product mix and per unit manufacturing cost reduction almost overcame the impacts of lower sales volume and the other factors discussed in the previous section. Wireless components gross margins decreased slightly from 27.5% in the prior year to 26.6% in the current year, due to mix shift toward units within this segment facing more price competition. Wireless Solutions decreased from 50.5% to

43.3%, primarily due to increased overhead costs. Partially offsetting these effects was an improved product mix toward Wireless Solutions from 45% of total sales to 56% in the current year.

A favorable factor going forward for the rest of this fiscal year will be a favorable product mix within our several product lines towards higher margins for custom products that we saw in the current quarter. In addition, we believe the product mix may remain at approximately the favorable ratio of Wireless Solutions sales that occurred in our current quarter. However, we are not in position to guide as to overall gross margins.

Research and Development Expense

Research and development expenses were $818,000 in the current quarter, compared to $1,803,000 in the comparable quarter of the prior year and $1,046,000 in the previous quarter. The 55% decrease from the comparable quarter of the prior year and 22% from the previous quarter were primarily due to reductions in head-count and other expenses related to our cost reduction efforts. In addition, there was a $238,000 reduction in amortization of acquired intangible assets from the prior year resulting from the impairment charges that we recorded in the fourth quarter of fiscal 2008 and in the current quarter.

Research and development expenses were 13% of sales in the current quarter, down from 14% of sales in the comparable quarter of the prior year. This results from the 49% decrease in sales and a 55% reduction in research and development expense that occurred in the current quarter. We have taken actions that are intended to reduce research and development expense, as explained above in the section entitled Current Business Conditions and Actions to Improve Profitability.

Year-to-date research and development expense was $3,130,000 compared to $5,434,000 in the prior year-to-date period. The 42% reduction was primarily due to reductions in head-count and other expenses related to our cost reduction efforts. In addition, there was a $651,000 reduction in amortization of acquired intangible assets resulting from the impairment charges that we recorded in the fourth quarter of fiscal 2008 and in the current quarter. We expect to incur similar or slightly decreased research and development expense in the next quarter.

We believe that we have retained the core engineering capabilities we need to continue to develop products and service our customers, and that the continued development of our technology and new products is essential to our growth and success. We are committed to continuing to devote significant resources to research and development, primarily for the Wireless Solutions Group.

Sales and Marketing Expense

Current quarter sales and marketing expense was $1,020,000, compared to $2,092,000 in the comparable quarter of the prior year and $1,140,000 in the previous quarter. This 51% decrease from the comparable quarter of the prior year and the 11% decrease from the previous quarter were primarily due to the impact of decreased sales commissions as a result of decreased sales and reductions in head-count and other expenses related to our cost reduction program.

Sales and marketing expense was 16% of sales in the current quarter, the same as the comparable quarter of the prior year. This results from the 49% decrease in sales and a 51% reduction in sales and marketing expense that occurred in the current quarter. We have taken actions that are intended to reduce sales and marketing expense, as explained above in the section entitled Current Business Conditions and Actions to Improve Profitability. We expect to incur similar or slightly increased sales and marketing expense in the next quarter, except for sales commission expense which will fluctuate in line with sales levels.

Year-to-date sales and marketing expense was $3,974,000 compared to $6,473,000 for the comparable year-to-date period. This 39% decrease was primarily due to decreased sales commission expense resulting from decreased sales and reductions in head-count and other expenses related to our cost reduction program.

We intend to pursue increased sales aggressively in future periods, particularly for Wireless Solutions products. Therefore we expect to maintain a high level of sales and marketing expense relative to sales.

General and Administrative Expense

General and administrative expenses were $742,000 for the current quarter, compared to $984,000 for the comparable quarter of the prior year and $910,000 in the previous quarter. This 25% decrease over the comparable period and the 19% decrease over the previous quarter were primarily due to reductions in head-count and other expenses related to our cost reduction program.

General and administrative expenses were 11% of sales in the current quarter, up from 8% of sales in the comparable quarter of the prior year. This results from the 49% decrease in sales and a 25% reduction in general and administrative expense that occurred in the current quarter. We have taken actions that are intended to reduce general and administrative expense, as explained above in the section entitled Current Business Conditions and Actions to Improve Profitability. We expect to incur similar or slightly decreased general and administrative expense in the next quarter.

Year-to-date general and administrative expense was $2,663,000 for the current year, compared to $3,233,000 for the prior year year-to-date period. The net 18% decrease in expense primarily resulted from reductions in head-count and other expenses related to our cost reduction program.

Restructuring and Fixed Asset Impairment Expense

Over the past few years, we have undertaken a series of initiatives to reduce cost. We have outsourced our Dallas manufacturing facilities, we have consolidated our back office support functions and more recently we have reacted to economic conditions. This has resulted in approximately $13 million in annual savings. To achieve these savings, we have incurred expenses for employee severance, cleaning up our facilities, obtaining consulting advice on organizational structure and had some fixed asset impairments. In the current quarter, we incurred $51,000 in such expenses for employee severance costs. In the comparable quarter of the prior year, we incurred $265,000 in such costs for severance, clean up cost and consulting expense. In the previous quarter we incurred $460,000 in restructuring expense related to employee severance for a very significant reduction in head count. We currently have no plans for significant restructuring expense in our fourth quarter.

Year-to-date restructuring and fixed asset impairment expense was $444,000, compared to $320,000 for the prior year. The increase was due to increased employee severance costs related to an increased amount of head count reductions. In both years, we recorded gains on sales of under-utilized manufacturing fixed assets which were classified as negative restructuring expense. These gains on sales of under-utilized manufacturing fixed assets did not recur this quarter.

Intangible Asset Impairment Expense

In our current quarter, because of the economic downturn and in accordance with SFAS 142 “Goodwill and Other Intangibles” and SFAS 144 “Accounting for Impairment or Disposal of Long-Lived Assets”, we performed impairment and recoverability tests related to the remaining book values of goodwill and other intangibles from the Cirronet acquisition which occurred in early fiscal year 2007. The result was an impairment of approximately $1.6 million that was recognized in our current quarter. This impairment included the approximately $1.3 million remaining net book value of the amortizable intangibles plus a portion of the trademark book value in the amount of approximately $0.3 million. The impairment of trademark book value also resulted in a negative deferred income tax adjustment of $0.1 million – see note 9 to our unaudited Condensed Consolidated Financial Statements. Our test of goodwill resulted in no impairment.

Since we have already performed our annual tests for intangible assets which have an indefinite life and we have no more amortizable intangible assets, we do not anticipate any additional intangible asset impairment expense in our fourth quarter. There remain only $965,000 in intangible assets related to the Cirronet acquisition on our balance sheet as of May 31, 2009.

Total Operating Expenses

Operating expenses in total were $4.2 million in the current quarter, compared to $5.1 million in the comparable quarter of the prior year and $3.6 million in the previous quarter. Operating expenses decreased $930,000 from the comparable quarter of the prior year and increased $658,000 from the previous quarter. There were two primary changes to operating expenses in the current quarter (a) restructuring and impairment expenses of $1.6 million that occurred in the quarter and (b) a very large reduction in expense related to our cost reduction efforts. This cost reduction effort is explained above in the section entitled Current Business Conditions and Actions to Improve Profitability.

In comparison to the comparable quarter of the prior year, restructuring and impairment expense in the current quarter increased $1.4 million and all other expenses decreased $2.3 million. In comparison to the previous quarter, restructuring and impairment expense increased $1.2 million and all other expenses decreased $0.5 million. We expect operating expenses to decrease in our fourth quarter both due to significantly less restructuring and impairment expenses and as a result of our ongoing efforts to reduce cost.

Excluding the impact of restructuring and impairment expenses, operating expenses were 40% of sales in the current quarter, compared to 38% of sales for the comparable quarter of the prior year. This is a result of a decrease in sales of 49% compared to a decrease in operating expenses of 47%.

Year-to-date operating expenses at $11.8 million decreased $3.7 million compared to the prior year-to-date period operating expenses of $15.5 million. This was despite a $1.7 million increase in restructuring and impairment expenses. All other expenses decreased $5.4 million or 35%, which was due to our cost reduction efforts.

Other Income (Expense)

Total other expense was $163,000 in the current quarter, compared to $160,000 for the comparable quarter of the prior year and $154,000 for the previous quarter. The increases from the prior periods were due to increased interest expense resulting from recently increased interest rates which more than offset a lower amount borrowed. We expect to incur similar or slightly increased other expense in the immediate future.

Income Tax Expense

In the current quarter we had a $113,000 income tax benefit, compared to a $25,000 income tax expense in the comparable quarter of the prior year and an $8,000 expense in the previous quarter. The current quarter was unusual in that in it we had both a $110,000 deferred tax benefit resulting from the intangible asset impairments and a $10,000 credit adjustment for over-accrued Texas franchise tax. Normally we record small provisions for alternative minimum federal and state income tax accruals.

We continue to maintain a full valuation allowance on our deferred tax assets due to our historical losses and a limited history of taxable income. We expect to record relatively small income tax provisions until the recovery of deferred tax assets is more likely than not. In fiscal 2001, we fully reserved, in a non-

cash charge, all tax benefits that had been recorded prior to that point in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”.

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

Discontinued Operations

In our prior year, we made the decision to discontinue the activities of our Aleier subsidiary (“Aleier”), subject to satisfaction of existing contractual commitments. Aleier represented the software and services portion of our Wireless Solutions business. We did not see the increase in sales we expected from Aleier. The software and services business required, and would likely have continued to require, a very large ongoing investment, and was not yet profitable. We determined that the costs of supporting the business were greatly in excess of our near-term revenue potential for software and services.

The net discontinued operations cost for Aleier was $58,000 in the current quarter. As expected, this was a large decrease from the $733,000 cost in the comparable quarter of the prior year. This was also a small increase from the net discontinued operations cost for Aleier of $31,000 in the previous quarter, as we continue to wind down these operations. We expect to incur only very small costs for discontinued Aleier operations going forward. We also expect the effect of this discontinued operation on future cash flows to be very minimal.

Earnings (Loss) per Share

The net loss for the current quarter was $1,975,000, or $0.20 per diluted share, compared to a net loss of $1,419,000, or $0.15 per diluted share, for the comparable quarter of the prior year and a net loss of $1,493,000 or $0.15 per diluted share for the previous quarter.

The primary reason for the almost $2.0 million loss in the current quarter was $1.5 million in restructuring and impairment expenses, net of their related deferred tax benefit. Restructuring and impairment expenses were only $0.3 million in the comparable quarter of the prior year and $0.5 million in the previous quarter. All other factors resulted in a $0.7 million improvement in net income compared to the comparable quarter of the prior year, which was largely due to the reduction in expenses related to discontinued operations. All other factors resulted in a $0.6 million improvement in net income over the previous quarter, primarily due to lower recurring operating expenses.

The net loss for the quarter includes $15,000 amortization of increased asset values related to fair value of the acquisitions, as discussed under the section above entitled Amortization of Increased Asset Values Related to Fair Value of Acquired Businesses. The net income for the quarter also includes $123,000 in stock compensation expense, as discussed under the section above entitled Stock Compensation Expense, $51,000 in restructuring expenses, as discussed under the section above entitled Restructuring and Fixed Asset Impairment Expense and $1,473,000 in intangible asset impairment expense (net of a $110,000 deferred tax benefit) as discussed under the section entitled Intangible Asset Impairment Expense.

Year-to-date net loss was $3,514,000 or $0.35 per diluted share compared to a net loss of $1,408,000 or $0.15 net income per diluted share in the prior comparable period. The net income for the year includes $168,000 in amortization of increased asset values related to fair value of the acquisitions, as discussed under the section above entitled Amortization of Increased Asset Values Related to Fair Value of Acquired Businesses. The net income for the year also includes $332,000 in stock compensation expense, as discussed under the section above entitled Stock Compensation Expense, $444,000 in restructuring expenses, as discussed under the section above entitled Restructuring and Impairment Expense and $1,473,000 in intangible asset impairment expense (net of a $110,000 deferred tax benefit) as discussed under the section entitled Intangible Asset Impairment Expense.

Financial Condition

Financing Arrangements

On August 29, 2007, our previous banking agreement with Wells Fargo Bank, National Association, or the Bank, was amended and restated. The amended and restated agreement is referred to as the Credit Agreement. The revolving line of credit has since that time been amended to be a $6.0 million facility that expires on December 31, 2010, and thus any outstanding borrowings against this facility are due at that time.

Financial covenants under the Credit Agreement include financial covenants as to the ratio of debt to funds from operations (debt service ratio), profitability, and capital expenditures. Our operating results for the second quarter ended February 28, 2009 resulted in our non-compliance with certain financial covenants in the Credit Agreement. Under the terms of the Credit Agreement, we were required, for the quarter ended February 28, 2009, to achieve certain standards for net income (as adjusted per the Credit Agreement) and debt service coverage which were not attained. The Credit Agreement provides that, upon non-compliance with such financial covenants, the bank may take various actions, including among other things any one or more of the following: (i) terminate its commitment to make advances to the Company, (ii) declare the balance of the indebtedness, in the amount of approximately $4.7 million as of May 31, 2009, due and payable, or (iii) exercise its rights as a secured creditor by taking possession of or otherwise liquidating some or all its collateral.

The Bank’s right to take these actions was suspended by a forbearance agreement (“Forbearance Agreement”) dated May 12, 2009 with an expiration date of July 31, 2009. The only covenants under the Forbearance Agreement are levels of profitability and capital expenditures for the months of April, May, June and July 2009. The Company was in compliance with those covenants for the months of April and May. We expect to be in compliance with the covenants for the months of June and July.

Additionally, the Forbearance Agreement allows the Bank to increase the interest rate on unpaid balances to a current rate as of May 31, 2009 of 8.15%. The interest rate on all borrowings under the Forbearance Agreement is set daily at the 3 month LIBOR plus 7.50%. The interest rate prior to our covenant violations in our second quarter was approximately 5.3%.

At the expiration of the Forbearance Agreement, we expect to either extend it for another three months or to enter into an agreement with new financial covenants. We continue to have access to available funds under the revolver. Should the Forbearance Agreement expire and the bank exercise the aforementioned actions, and if we are unable to secure other financing, we may not be able to continue as a going concern.

In April 2009, we entered in to a commercial loan agreement with another lender secured by our headquarters facility in Dallas, Texas. The loan is for $900,000 and calls for monthly payments of $5,000 plus accrued interest at the current annual rate of 6.5%. The commercial loan agreement calls for 59 monthly payments of $5,000 each with the 60th payment being the balance of the loan. The proceeds of this loan were used to pay off the Bank term loan and to reduce our revolving line of credit.

At May 31, 2009, we maintained access to our revolver, which had a loan balance of $4.7 million. Additional loan advances of approximately $1.0 million were available under our current borrowing base.

Impact of Reduced Borrowing Availability

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

Our primary response to this situation was to reduce costs via actions discussed in the section entitled Current Business Conditions and Actions to Improve Profitability. The objective was to generate positive operating cash flow during this period of economic downturn. Those actions have generated positive operating cash flow of approximately $3.0 million during our last three quarters. A significant portion of that positive operating cash flow was derived from collecting accounts receivable in excess of declining sales. However, we believe that as sales have leveled out, a declining level of sales generating excess collections of receivables is not likely to be a significant source of funds.

Another source of operating cash flow has been a reduction in inventory that we have targeted and achieved. We were very successful in doing this, with a $3.3 million dollar reduction so far this year. This was 35% of our prior year’s inventory balance. We have targeted additional inventory reductions, although they are likely to be less than we have seen in recent quarters. The reductions in accounts receivable and inventory have been partially offset by reductions in accounts payable and accrued expenses, as we have paid down those liabilities.

Beyond our efforts to reduce our working capital requirements, we believe we have put in place a cost structure that is capable of generating positive EBITDA at current sales levels. This in fact occurred in our current quarter. We believe maintaining a cost structure that is designed to generate a positive EBITDA at sales levels below what we expect is our primary method of assuring near term liquidity. See the EBITDA table in the section above entitled Actions to Improve Liquidity.

In a temporary response to the reduction in availability, we have worked with our suppliers to extend payment terms. This resulted in an increase in accounts payable of almost $500,000 in our previous quarter. In the current quarter, we have paid this balance down by almost $500,000, so our accounts payable balance is back to first quarter levels. This still represents some stretching of terms with our suppliers, which so far has been possible. While we intend to continue to pay down our accounts payable balances and maintain favorable terms with our suppliers, there can be no assurance that this can be done. A significant interruption in the flow of material from our suppliers due to credit term issues would have a material adverse effect on our operations and, in the absence of additional financing, result in our insolvency.

As noted previously, another action that we took was to refinance our remaining term loan debt with the Bank by arranging a new loan with another lender secured by a deed of trust lien on our Dallas headquarters facility. The refinancing eliminated the quarterly payments to service the term loan debt over the next two quarters.

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

Liquidity

Liquidity at May 31, 2009, consisted primarily of $0.3 million of cash and $1.0 million available under the banking agreement under the revised advance rates contained in our latest banking agreement.

Net cash provided by operating activities was $2.9 million for the current year-to-date period as compared to net cash consumed by operating activities of $0.2 million for the comparable period of the prior year. This is almost a $3.1 million year to year increase in operating cash flow.

The primary reason for increased cash provided by operations was that net cash provided by changes in working capital items was a positive $3.1 million in the current year, compared to cash used in working capital items of $1.0 million in the previous year. This means that there was a $4.1 million increase from the prior year in operating cash flow from working capital items. The most significant changes were a $4.2 million higher reduction in accounts receivable and a $3.9 million higher reduction in inventory in line with decreased sales. In the prior year, both accounts receivable and inventory had increases, in comparison to the current year’s decreases. We have seen some impact of slower payments due to economic conditions as our days-sales-outstanding has risen from the mid fifties to the low sixties in the current quarter. We anticipate that this days-sales-outstanding metric will improve in our fourth quarter. The reduction in inventory resulted from our aggressive effort to reduce incoming inventory from our contract manufacturers. We are targeting some additional decreases in inventory in future periods. Partially offsetting these working capital reductions was a related $3.3 million higher pay down of accounts payable. In the prior year, accounts payables had an increase, in comparison to the current year’s decrease. Also offsetting the improvements in working capital cash flow was a $0.6 million greater pay down of accrued expenses in the current year, including substantial severance payments. Netting these key working capital elements shows a $4.2 million increase in operating cash flow.

Partially offsetting the improvement in cash provided by working capital items in the current year was a larger net loss partially offset by increased amounts of non-cash items. The net loss was $2.1 million larger in the current year as explained elsewhere in this report. Non-cash items were $1.1 million higher in the current year, primarily due to the impairment of intangible assets and related deferred taxes of $1.5 million. This is a net of $1.0 million reduction in operating cash flow due to changes in net income and non-cash items included in net income. Netting the $4.1 million increase due to working capital items against the $1.0 million decrease due to income related items results in the $3.1 million in increased operating cash flow.

The positive operating cash flow of $2.9 million in the current year is consistent with our recent experience of positive operating cash flow. Operating cash flow has been significantly positive for three of the last four quarters. The current quarter was a slight deviation from this trend, with a $0.2 million negative operating cash flow. In the current quarter, net income adjusted for non-cash items was actually a positive $0.1 million, reflecting substantial non-cash charges related to intangible asset impairments. Working capital items were a $0.3 million use of funds, despite a $1.0 million reduction in inventory. This was due to a $0.5 million increase in accounts receivable resulting from a slight increase in day’s sales outstanding and our need to pay down $0.5 million in accounts payable and $0.4 million in accrued expenses related to severance costs. Our plan is to continue to have positive operating cash flow for the next several quarters. We believe continued positive cash flow, as well as access to our credit facilities, will be sufficient to maintain normal operations for the rest of fiscal 2009.

Cash used in investing activities was almost zero for the current year-to-date period and the prior year. The proceeds from disposition of property and equipment slightly exceeded capital spending in both periods. Capital spending was less than $0.1 million and we expect to acquire only up to $0.2 million of capital equipment in fiscal 2009. We do not believe our fabless business model is capital intensive.

Net cash used for financing activities was $3.9 million in the current year-to-date period, compared to $1.0 million in the prior year-to-date period. In the current year, the primary financing activity was to pay down bank debt. This included $1.7 million in term loan debt which was completely paid off in the current quarter. A portion of the term loan debt was paid off with the proceeds of a $0.9 million commercial loan agreement with another bank secured by a deed of trust lien on our Dallas office facility. Repayments on our revolving line of credit have been $3.1 million in the current year. Total net bank loan payments this year have been $3.8 million, with $4.7 million being paid to our senior lender. In the current quarter, we paid down net bank debt $0.3 million. In the prior year, the primary activity was to pay $5.1 million in remaining obligations related to the acquisitions. This was partially financed by net borrowing on our bank revolver of $4.3 million. In the prior year we generated more than $0.5 million in various employee stock programs. That amount was negligible this year, as all stock options have exercise prices greater than the trading price of our stock.

As of May 31, 2009, we had approximately $1.0 million of cash availability under our current banking agreement based upon the borrowing base which is derived from eligible accounts receivable and inventory. In addition, approximately $0.3 million in additional funds may become available under our banking agreement if our borrowing base were to increase sufficiently to support increased borrowing. We are not able to say when or if that will happen because of our inability to foresee future orders due to limited lead times on orders placed by our customers.

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

We are exposed to market risk primarily due to fluctuations in interest rates on our bank debt. As of May 31, 2009, with all other variables held constant, a hypothetical one-percentage point increase in interest rates would result in an increase in interest expense of approximately $47,000 on an annual basis.

A significant portion of our products have a manufacturing process in a foreign jurisdiction and are sold in foreign jurisdictions. We manage our exposure to currency exchange fluctuations by denominating most transactions in U.S. dollars. We consider the amount of our foreign currency exchange rate risk to be immaterial as of May 31, 2009 and accordingly have not hedged any such risk.

ITEM 4T.	CONTROLS AND PROCEDURES

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

On May 29, 2008, CMS Liquidating Company (“CMS”) filed a Petition and Action for Declaratory Judgment (the “Petition”) in the 298th District Court of Dallas County, Texas, naming RFM as defendant. The Petition requests that the Court construe the Earn Out Agreement entered into between RFM and CMS in connection with the acquisition of substantially all the assets of Caver Morehead, Inc. in September 2006. The claims question the methodology used by RFM to calculate CMS’ entitlement to an earn out payment. RFM has filed an answer denying liability and making a claim for its litigation expenses against CMS and certain of its shareholders pursuant to the acquisition agreement. The amount of damages sought was unspecified in the Petition, but in its motion for summary judgment filed on February 23, 2009, CMS took the position that the amount of purchase price in dispute is $1,319,000. On March 17, 2009, the District Court held a hearing on motions for summary judgment filed by both parties and denied both motions. The case is expected to go to trial in the fall of 2009 or later. We believe that we have meritorious defenses to the interpretation sought by CMS and intend to defend this case vigorously. We may incur substantial expenses in defending against the foregoing claim, and it is not presently possible to forecast its outcome with certainty. We do not believe, based on current knowledge, that the foregoing legal proceeding is likely to have a material adverse effect on our financial position, results of operations, or cash flows.

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

Bank covenants under senior secured credit facility.

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

The Bank’s right to exercise these actions was suspended by a forbearance agreement (“Forbearance Agreement”) dated May 12, 2009 with an expiration date of July 31, 2009. The only covenants under the Forbearance Agreement are levels of profitability and capital expenditures for the months of April, May, June and July 2009. The Company was in compliance with those covenants for the months of April and May. We expect to be in compliance with the covenants for the months of June and July.

At the expiration of the Forbearance Agreement, we expect to either extend it for another three months or to enter into an agreement with new financial covenants. We continue to have access to available funds under the revolver. Should the Forbearance Agreement expire and the Bank exercise the aforementioned actions, and if we are unable to secure other financing, we may not be able to continue as a going concern.

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

Uncertainty in global economic conditions poses a risk to the overall economy as consumers and businesses may defer purchases in response to tighter credit and negative financial news, which has negatively affected product demand and may continue to do so in the future. If demand for our products continues to decline as a result of economic conditions or otherwise, our revenue and gross margin will be harmed. Important factors that could cause demand for our products to fluctuate include:

•	changes in business and economic conditions, including a continued downturn in automotive, consumer, telecommunications and industrial construction markets and/or the overall economy;

•	changes in consumer confidence caused by changes in market conditions; and

•	competitive pressures, including pricing pressures.

Changes in demand for our products, and changes in our customers’ product needs, could have a variety of negative effects on our competitive position and our financial results, and, as it has in recent quarters, reduce our revenue, increase our costs, or lower our gross margin percentage. Such change also could require us to recognize impairments of our assets. In addition, if product demand decreases or we fail to forecast demand accurately, we could be required to write off inventory or record underutilization charges, which would have a negative impact on our gross margin.

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

ITEM 6.	EXHIBITS

(a)	Exhibits. We hereby incorporate by reference all exhibits filed in connection with Form 10-K for the year ended August 31, 2008.

(b)	Exhibits included:

Exhibit	Description
10.37	Third Amendment dated April 13, 2009 to Amended and Restated Credit and Security Agreement between Registrant and Wells Fargo Bank, National Association dated August 29, 2007.

10.38	Commercial Loan Agreement between Registrant and Viewpoint Bank dated April 13, 2009.

10.39	Promissory Note made by Registrant payable to Viewpoint Bank dated April 13, 2009.

31.1	Certificate Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 for CEO.

31.2	Certificate Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 for CFO.

32.1	Certificate Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 for CEO.

32.2	Certificate Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 for CFO.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RF MONOLITHICS, INC.

Dated: July 15, 2009	By:	/s/ David M. Kirk
David M. Kirk
CEO, President and Director

Dated: July 15, 2009	By:	/s/ Harley E Barnes III
Harley E Barnes III
CFO

INDEX TO EXHIBITS

Exhibit	Description
10.37	Third Amendment dated April 13, 2009 to Amended and Restated Credit and Security Agreement between Registrant and Wells Fargo Bank, National Association dated August 29, 2007.(1)

10.38	Commercial Loan Agreement between Registrant and Viewpoint Bank dated April 13, 2009.(1)

10.39	Promissory Note agreement made by Registrant payable to Viewpoint Bank dated April 13, 2009.(1)

31.1	Certificate Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 for CEO.(1)

31.2	Certificate Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 for CFO.(1)

32.1	Certificate Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 for CEO.(1)

32.2	Certificate Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 for CFO.(1)

(1)	Filed as an exhibit to this Form 10-Q.