Form 10-K
period 2009-08-31
RF MONOLITHICS INC /DE/
filed 2009-11-24
CIK 922204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

- OR -

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended August 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐	Large accelerated filer		☐	Accelerated filer

☐	Non-accelerated filer	(Do not check if smaller reporting company)	☒	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The aggregate market value of our Common Stock held by non-affiliates based on the last reported sale price on the NASDAQ Stock Market composite tape on February 28, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter), was $3,651,581. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of our outstanding Common Stock have been excluded because such persons may be deemed to be affiliates.

Common Stock outstanding at October 31, 2009: 10,021,277 shares, par value $0.001.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, which will be filed with the Commission for our next annual meeting of stockholders, is incorporated by reference into Part III of this report.

RF MONOLITHICS, INC.

FORM 10-K

YEAR ENDED AUGUST 31, 2009

ITEM 1.	BUSINESS

RF Monolithics, Inc., or RFM, was organized in 1979 as a Texas corporation and converted to a Delaware corporation in 1994. We design, develop, manufacture and market solutions-driven and technology-enabled wireless connectivity products for a broad range of wireless applications – from individual standard and custom components to modules for comprehensive industrial wireless sensor networks and machine-to-machine, or M2M, technology. We have two lines of business – Wireless Solutions and Wireless Components.

Our Wireless Solutions business includes surface acoustic wave, or Saw-Based and Radio Frequency Integrated Circuit, or RFIC, Short-range Radios, RF module products and Stand Alone Radio Systems. The products are various types of radios and the networks that manage and use these radios. Our goal is to provide customers with a wide variety of alternative products for their wireless network applications. Our product offerings include miniature radios that are very short range and ultra low power. We also market standard and custom RF radio modules as well as Stand Alone Radio Systems that are packaged radio and network gateway products that have longer range and increased data rates.

Our Wireless Components, or RF Components, business includes filters, frequency control modules and low-power components. Our goal is to provide simple, cost effective solutions that fit our customers’ specialty applications.

We focus our component and radio product development in the frequency range of 50 megahertz, or MHz, to 5.8 gigahertz, or GHz. We market our line of more than 500 radios, radio modules, resonators, filters, clocks and oscillators to distributors, electronic manufacturing service companies and original equipment manufacturers, or OEMs, world-wide. Our customers include Avnet/Memec Inc., Boston Scientific, Celestica Inc., Clarion Corporation, Delphi Corporation, Escatec AG, Flextronics International, GE, Holy Stone Enterprises, and ZTE Kangxun Telecom Co.

*	Certain names or marks mentioned herein may be claimed as the property of others.

Advantages of Our Solutions

Our breadth of product lines allows us to offer design engineers component level technology for their own radio design, or module level finished radios. Our knowledge of various low-power radio technologies, microprocessors, link and MESH protocols, antennas, and certification requirements help us meet specific customer requirements in the evolving Wireless Solutions marketplace. Our acquisition of Cirronet, Inc. in fiscal year 2007 increased our offerings of radio systems, radio frequency, or RF, designs, protocols, gateway technology, and product packaging. In particular, we have expertise in products utilizing leading industry technology including Zigbee™, 802.15.4, Bluetooth™, and WiFi.

The core technology we utilize for our Wireless Components business is SAW technology. We believe that our SAW-based products, coupled with our RF design and manufacturing expertise, offer potential customers certain fundamental advantages over alternative technologies.

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

Markets and Applications

We focus on specific market opportunities where our Wireless Solutions and Wireless Components technologies address application requirements. Our products are primarily incorporated into application designs in five markets – industrial, medical, automotive, consumer, and telecommunications.

Industrial

The industrial market includes applications such as automated meter reading, or AMR, monitoring, including oil and gas applications, process control, security systems, active RF identification, or RFID, tags, bar code reading devices, and custom data link equipment. For years, we have been a leader in providing energy-efficient Virtual Wire® Short-range Radio products for the AMR market. We believe that the industrial market for wireless module products has enormous growth potential. Our Wireless Solutions Group is committed to developing a leading position in device networking and asset management markets.

Our strategy emphasizes solutions over specific technologies. It is our belief that the diversity of applications and application requirements and the market’s immaturity make it very uncertain which, if any, of the technologies will establish itself as the industry standard. To contend with this, we plan to offer the market a broad range of device networking technologies and the expertise to apply them to specific applications. As the market matures and some technologies dominate others, we will adjust our product offerings to match the market’s needs. While there are many opportunities for device networking, our RF radio modules and Virtual Wire® Short-range Radio products are focused primarily, though not exclusively, on industrial and medical applications. We have entered into contracts for custom networks and complex systems with several customers. We also sell RF components into this market, primarily for security applications.

Medical

Emerging standards such as Medical Implant Communications Systems, or MICS, and Wireless Medical Telemetry Systems, or WMTS, have created opportunities for wireless applications in the medical marketplace. These standards are for wireless communication devices outside the body as well as implanted. Our Virtual Wire® Short-range Radio and RF radio module products are well suited for these applications. Low power consumption and high reliability are critical for device-implanted applications such as insulin pumps, pacemakers and defibrillators. Radio module products are used in medical telemetry applications, including real-time wireless EKG monitors, where high transmission reliability and data rate are essential. Our products are only used in data acquisition mode and not in a life-critical function of the device.

Automotive

The automotive industry utilizes SAW-based components in transmitter and receiver designs for remote keyless entry, tire pressure monitoring and satellite radio applications. Satellite radio currently has approximately 18 million subscribers and published reports predict that by 2010 there will be as many as 20 million subscribers. From a technological standpoint, the digital modulation used in satellite radio systems is more efficient than traditional analog AM or FM and achieves near CD quality audio.

Automotive electronic applications continue to grow with the ongoing drive toward smaller size, reduced cost and improved system performance. Our low-power components, Virtual Wire® Short-range Radio products and filters, meet many of the requirements of this automotive market. This market is characterized by fierce competition due to commodity pricing by competitors.

Consumer

The consumer market for our products includes aftermarket satellite radio products. Although market acceptance has slowed for some of these due to current economic conditions, we believe that there is growth potential for other consumer products using our technology, such as electronic gaming, electronic toys, home security, internet appliances, sports, garage doors, cable TV and a wide variety of other wireless applications. Low-power components, Virtual Wire® Short-range Radio products, Wireless Solutions radio modules and filters may be designed for these and many other consumer applications.

Telecommunications

We believe that a number of dynamics within the telecommunication and wireless communications market are opening new applications for SAW technology. The deployment of digital cellular telephone standards, such as Global System for Mobile Communications, or GSM, Code Division Multiple Access, or CDMA, Enhanced Digital Global Evolution, or EDGE, Wideband Code Division Multiple Access, or WCDMA, and Time Division Synchronous Code Division Multiple Access, or TD-SCDMA, has been initiated worldwide and, in particular, in China. All of these digital cellular telephone standards entail digital modulation, which requires SAW filters that minimize distortion and conform to international cellular telephone standards. RFM’s focus is in providing intermediate filters for the base station infrastructures of this growing market.

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

Our Wireless Solutions Business

RF Module Products

Our RF module business is focused on embedded module applications. We believe the key to capturing this market will be the ability to provide a wide variety of products, protocol firmware and design services to select and deliver optimum solutions for a given customer’s application.

We offer and continue to develop and sell proprietary, custom and standard-based radio modules that address this market. Besides a variety of radio products, we use several communication protocol systems to manage point-to-point, point-to-multipoint or mesh wireless sensor networks. We also provide gateway and network bridge products to connect different network types. We now offer the broadest ranges of radios, modules and protocols in the industry. During fiscal year 2009, we launched several products, including 900MHZ and 2.4 GHZ DNT frequency hopping modules, an 802.15.4 LPR wireless sensor network module, a WSN Low-Power Wi-Fi Sensor Networking Module and an industrial module using Dust Networks™ technology for demanding performance applications.

Virtual Wire® and RFIC Short-range Radio Products

Our proprietary hybrid transmitter, receiver and transceiver modules are the primary products included in Virtual Wire® Short-range Radio products. Our transceiver module, based on our patented Amplifier Sequenced Hybrid, or ASH, technology, offers two-way data communication in a single small module, with performance identical to the separate transmitter and receiver modules, at a lower total cost. Inside the Virtual Wire® product is a custom RFIC. All of these products feature small size, very low power consumption, and excellent RF performance, and provide the system designer flexibility and fast time-to-market for emerging applications. The ASH receiver’s architecture provides exceptional performance with extremely low harmonic radiation and exceptional resistance to electromagnetic interference, which have resulted in our customer products receiving international standards certification.

The Virtual Wire® Short-range Radio product offerings also include complete transceiver design and development kits that provide system designers having minimal RF experience the ability to incorporate wireless data transfer into their designs. We also provide software protocols for key applications. The markets for Virtual Wire® Short-range Radio products include medical device-implanted applications such as insulin pumps, pacemakers and defibrillators, remote bar code data entry, AMR, point of sale terminals, medical monitoring systems, home automation, consumer sports, data link equipment and wireless thermostats.

We have introduced several varieties of RFICs to complement the Virtual Wire® product family for our customers, including the 2.4 GHz TRC104 and 300 MHz to 510 MHz TRC105 RFIC products in the current year. These chips include transmitter, receiver and transceiver versions to assist customers and provide additional radio alternatives in building their own circuits.

Our Wireless Components Business

Filters

We pioneered the development of several SAW technologies related to the implementation of high performance band-pass filters having low insertion loss. Our filter products are primarily intended for satellite radio, or SDAR, Global Positioning Systems, or GPS, various telecommunications base stations and repeaters such as GSM, EDGE, CDMA/CDMA2000, WCDMA, TD-SCDMA, and WiMax, as well as ISM band applications. Our products are well suited for these applications. We have focused on intermediate frequency SAW filters based on new SAW structures that provide the best performance. However, we also offer a variety of RF filters and duplexers.

Our SAW filters are designed to operate at a frequency range of 40 MHz to over 2.6 GHz. We face a threat of direct conversion technology and other competing alternatives that do not operate in the frequency range suitable for SAW filters. Such alternative technologies may negatively affect our ability to penetrate new filter applications.

Frequency Control Products

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

Our high-frequency clock modules are used in high-performance computer systems (HPC), storage and optical networking. Our “Diff Sine” clocks allow network applications to realize improved performance by providing very low timing variations from one cycle to the next (commonly referred to as “jitter”). We produce commercial fixed-frequency and voltage-controlled SAW oscillators. Some these are designed for very high reliability avionics applications. These products are supplied in surface mount or leaded metal packages and are used in applications such as microwave radios, and precision instrumentation. We have a line of clocks that uses our patented technology to serve the optical networking market, including high-speed routers, Ethernet, OC192 and OC768 backbone systems.

In addition to SAW-based frequency control products, we also offer a variety of crystal based products. These products are small, high performance devices used in a wide range of digital applications such as RKE, GPS and other GNSS systems, wireless communication and defense systems. Our crystal based products include multiple series of surface mound devices such as crystal resonators, crystal oscillators, crystal filters, temperature compensated crystal oscillators, and voltage controlled temperature compensated crystal oscillators.

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

We offer low-power components in both three-lead metal packages, or TO-39, and a variety of surface mount packages. We offer a variety of smaller surface mount package styles for these products. The market for low-power components is intensely competitive and subject to price erosion, rapid technological change and product obsolescence.

Manufacturing

We continue to have contractual relationships for manufacturing our SAW-based products with Tai-Saw Technology Co., Ltd. (located in Taiwan and China), Infiniti Solutions (Phil.) Inc. (located in the Philippines) and Morioka Seiko Instruments Inc. (a subsidiary of Seiko Instruments, Inc.) located in Japan. Each of these organizations offers a variety of packaging capabilities, including hermetic packaging, which are essential to the manufacture of SAW devices. Each also possesses an understanding of the unique aspects of SAW component assembly and testing. Module products can also be built by these manufacturers. To support our Wireless Systems business, we use three domestic contractors and one Asian contract manufacturer. One of the domestic suppliers, Spectral Response, located in Duluth, Georgia, and the Asian supplier, Gigatek, located in Taiwan manufacture products in volume for us. The other two domestic suppliers are used for prototyping and very low volume manufacturing. All of these contractors have the capability of manufacturing a wide variety and sizes of printed wiring board assemblies, wireless modules and complete radios. All of these contract manufacturers are ISO 9001 certified and employ highly skilled personnel and industry standard equipment to manufacture our products. In all cases, redundant manufacturing capability exists among these sources.

Our offshore manufacturing arrangements have created additional logistical complexities. We have established third party logistics centers in San Francisco, Alabama and Hong Kong to help our logistics system with warehousing and shipping to customers. We believe that we offer competitive lead times to our customers.

Cirronet also maintains a small assembly operation in-house in Duluth to handle low volume, quick-turn orders, product upgrades and repairs requested by customers, and support new product development. This facility is ISO 9001 certified.

In fiscal year 2008, we completed the phasing out of our manufacturing operations in Dallas, Texas, which included quartz wafer/die fabrication for our component products and Virtual Wire® radios, as well as frequency control modules and our pilot assembly line. This was a result of our strategy to move to a fabless business model in which we rely completely on outside contractors to manufacture our products.

Our years of favorable experience with our contractor manufacturers indicate that we should be able to satisfy our manufacturing requirements. We believe our processes for managing these contractors, including managing the logistics associated therewith, are adequate to satisfy our customers’ supply requirements. We have agreements with these contractors that require a lengthy notice period before it can terminate the agreement, which is designed to protect us during any transition in manufacturing capability to new contractors. We are currently in negotiations with several of these contractors to extend our current agreements. Should any of these agreements terminate without an effective transition to an adequate replacement, there could be a material interruption in our operations.

The manufacturing processes of our products are highly complex, precise and sensitive to a wide variety of factors. This is especially true for our SAW-based products. For these products, manufacturing success depends upon a low level of contaminants in the manufacturing environment, and consistency in the materials used and the performance of manufacturing personnel and production equipment. Each of the devices manufactured on our behalf is subject to contamination until it is enclosed or sealed within its final package. Therefore, for our SAW-based products, all operations, prior to enclosure, are performed in controlled clean-room environments.

The manufacturing processes for our Cirronet brand wireless modules and radio products, while demanding, are less critical than the processes used for our SAW-based products. The key manufacturing process involves a printed circuit assembly using Surface Mount Technology and equipment. Industry-accepted design and assembly techniques are used to minimize manufacturing risks. Testing, to help ensure product quality, is enhanced because we supply test sets, procedures and Company- developed software to our contract manufacturers to enable them to test the products prior to delivery.

In the past, we have occasionally experienced temporary product shipment delays and lower-than-expected production yields. Similar events could occur in the future. Certain acts of God or events of a political nature could also temporarily delay product shipment. We occasionally have experienced sudden increases in demand, which challenged the capabilities of our contract manufacturers. Outsourced capacity currently exists to meet any reasonably anticipated short-term spike in orders. We will continue to be aggressive in securing increased manufacturing capacity through offshore manufacturing alliances. We increasingly rely on our contract manufacturers to stock necessary raw materials and wafer materials. The longer order fulfillment pipeline to our offshore contractors has resulted in the need to increase finished goods inventories in some cases to assure that we are able to meet the lead times required by our customers. In spite of our efforts, we may occasionally experience temporary shipping delays. Additionally, we maintain inventory at various international and domestic locations to address these and other risks

Source of Components

While we use standard components whenever possible, some components used in the SAW-based products and short range radios are made to our specifications by specialized manufacturers. Certain other components used in our RF Module products are single sourced. For example, we are largely single sourced on RF integrated circuits from Maxim Integrated Products, Texas Instruments and other suppliers, and ceramic arrays from Kyocera America, Inc. Recently we have encountered a sudden increase in lead time from several of these suppliers due to increased demand from other markets. Longer lead times could lead to delays in shipping products to our customers, which could materially adversely affect our business. In addition, we have experienced delays and quality control problems with certain of our single-source suppliers in the past. Although we are attempting to obtain second-source suppliers when commercially practicable, it is often not economically feasible to do so. Therefore we will continue to be dependent upon single-source suppliers for these products for the foreseeable future.

Quality

Our customers demand an ever-increasing level of quality in our products. We, as well as all of our offshore contractors, have achieved ISO 9001 certification. Also, our Philippines, Taiwan and China based wireless component manufacturing contractors are certified to the TS16949 international automotive quality standard. We have completed our transition to a fabless business model. We now rely on our manufacturing contractors, whom we monitor, for their quality certifications. We expend considerable effort to continually improve the efficiency and effectiveness of our contractor based operations, while continuing to ensure that the features and benefits of our products meet or exceed customer expectations for performance and reliability.

Sales and Marketing

We primarily distribute our products in the United States through manufacturers’ representatives and distributors managed by our area sales management team (internal sales force).

We have three global distributors – Nu Horizons, Digi-Key and Mouser Electronics – and one distributor for North and South America – Avnet Inc.

Sales in European, Asian, other foreign, U.S. and North American markets were:

	2009	2008	2007
	Sales	Sales	Sales
International sales:
Europe	$4,249	$7,698	$8,085
Asia	11,168	19,034	13,802
Other	602	1,763	2,019

Total International Sales	16,019	28,495	23,906
U.S. and Other North America	15,965	26,166	31,273

Total Sales from continuing operations	$31,984	$54,661	$55,179

International sales are handled on a non-exclusive basis through manufacturers’ representatives, manufacturers’ representatives acting as distributors and via direct sales. The decrease in sales in all markets during fiscal year 2009 primarily relates to the general economic downturn.

Competition

Wireless Solutions

The markets for our Virtual Wire® and RFIC short range radio products are very competitive and are characterized by price erosion, rapid technological change and product obsolescence. With these products, we compete with very large, vertically integrated, international companies, including Texas Instruments, Analog Devices, Infineon and Maxim along with a larger community of niche suppliers including Nordic, Melexis, and Micrel. Our competitors often have greater financial technical, sales, marketing, distribution and other resources, broader product lines, and may also be able to engage in sustained price reductions in our markets to gain market share.

The wireless sensor network market and the market for radio modules used therein is much less mature and is therefore highly fragmented among a large number of competitors, very few of whom are as large as we are. The relatively early stage market for wireless sensor networks is experiencing rapid technological change and without the degree of price erosion experienced in our component business. Some of the more noteworthy competitors include Laird Technologies with its acquisition of Aerocomm and Digi International with its acquisition of Maxstream. Considering the competitors addressing this market, we believe that we possess the most comprehensive line of products.

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

General

We believe that our ability to compete in our target markets depends on factors both within and beyond our control. These factors include: (a) the timing and success of new product introductions by us and our competitors; (b) our ability to support decreases in selling prices through reductions in manufacturing costs; (c) the pace at which our customers incorporate our products into their end products; and (d) other factors described in Item 1A – Risk Factors.

Research and Development

Our research and development efforts are primarily aimed at creating new RF modules and short range radios, as well as proprietary and innovative SAW device structures that uniquely address market needs. Our development efforts are primarily aimed at supporting the Wireless Solutions business and include the development of proprietary software in the form of embedded “firmware” used to control wireless communications modules and user interface programs used for wireless network diagnostic or system management purposes.

While we cultivate internal expertise in software development, it is sometimes preferable to license software from commercial developers in order to reduce costs and to decrease time-to-market. This is particularly true for the special embedded programs that define the protocols used to organize wireless networks. We have initiated software development agreements with external contractors to provide network protocol “firmware” for our wireless modules as well as software that interfaces with standard-based protocols. Similarly, we may license radio technology developed by RF integrated circuit providers in order to accelerate product development schedules and expand the technical capabilities of our products. To this end, we periodically negotiate for product licensing agreements with several RF integrated circuit suppliers.

We employ a number of highly qualified individuals in engineering and product and process development, including scientists, design engineers and technicians. Our Cirronet location has a complete embedded module team of both hardware and firmware engineers. Our Dallas, Texas-based radio development team has developed patented technology that has been the core of our Virtual

Wire® Short-range Radio product offerings. World-class filter design capabilities are provided by our team of filter design employees located in Dallas, Texas. Their state-of-the-art filter designs are transformed into highly manufacturable product configurations by collaboration between our Asian manufacturing contractors and our staff in Dallas, Texas.

Our research and development teams are responsible for new products and new processes from inception to assisting our contract manufacturers achieve volume manufacturing. We believe that the efforts of these individuals help to ensure that our products provide an optimum system solution for the customer, while remaining subject to manufacture while ensuring high quality and a competitive price.

From time to time, we have entered into agreements with customers to deliver custom-designed components for their end products. In addition, we have participated in government-sponsored research and development programs. We record revenues derived from engineering design services as technology development sales, and the associated costs are included in cost of sales. These revenues represent less than 1% of our reported sales.

We consider the development of new products essential to maintaining and increasing sales. Research and Development as an operating expense was $4.0 million for fiscal year 2009 and $7.1 million for fiscal year 2008.

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

We rely on a combination of patents, copyrights and non-disclosure agreements to establish and protect our proprietary rights. We have received 48 patents for various inventions that include SAW devices, innovative RF circuits that employ SAW devices and, most recently, wireless system applications and network protocols. We have applied for eight additional patents. Our policy is to file patent applications to protect technology, inventions and improvements that are important to our business.

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

We also seek to protect our trade secrets and proprietary technology through confidentiality agreements with employees, consultants and other parties. However, these agreements could be breached and we may not have, or be able to secure, adequate remedies. Further, our trade secrets could otherwise become known to, or independently developed by, others. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States.

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

Regulations

We are subject to a variety of international, federal, state and local laws and regulations related to the use, storage, emission, treatment, disposal, transportation and exposure to certain toxic, volatile and other hazardous chemicals used in our manufacturing and development processes. We make a concerted attempt to abide by these laws and regulations as demonstrated by our certification under ISO 14001 environmental system standards as well as our compliance with the European Union’s, or EU’s, Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment, or RoHS. We also comply with the EU’s Waste Electrical and Electronic Equipment, or WEEE, regulation and a new regulation named Registration, Evaluation, Authorization and Restoration of Chemicals, or REACH. The failure to comply with present or future regulations could result in fines, suspension of production or a cessation of operations. Such regulations could also require us to acquire costly equipment, to make changes to our designs, or to incur other substantial expenses to comply with environmental regulations. Any past or future failure by us to control the use of or to restrict adequately the discharge of hazardous substances could subject us to future liabilities. Any of these situations could have a material adverse effect on our business, operating results and financial condition. Our risk in this area has been significantly reduced now that we operate on an outsourced, or fabless, basis and we have ceased manufacturing in our Dallas, Texas facility.

Personnel

As of August 31, 2009, we had a total of 68 employees and full-time consultants. Most of our personnel work at our headquarters in Dallas, Texas and our facility in Duluth, Georgia. We have one person at each of our U.S. sales offices, which are located in Georgia, Maryland and Oregon. We have two sales support individuals in Europe and one in Asia. This year’s census is lower than our prior year’s census of 124 people, due to our restructuring effort in response to a decline in sales related to the overall economic conditions. For a further discussion of our restructuring efforts, see Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Potential Fluctuations in Results of Operations and Order Trends

Our quarterly and annual results have been and will continue to be affected by a wide variety of factors that could have a material adverse effect on our sales and results of operations. These factors include, but are not limited to: (a) the level of orders that are received and that can be shipped in a quarterly period; (b) the rescheduling or cancellation of orders by our customers; (c) competitive pressures on selling prices; (d) changes in product or customer mix; (e) the loss of a strategic manufacturing, distribution, marketing, technological, financial, or customer relationship; (f) the ability to introduce market-accepted new products on a timely and cost-effective basis; (g) new product introductions by our competitors; (h) market acceptance of both our (when we sell an end product) and our customers’ products (when our products are components of our customers’ end products); and (i) other factors described in Item 1A – Risk Factors.

Historically, the electronics industry has experienced sudden and unexpected economic downturns. This was very evident in the current year. Our results of operations are subject to such downturns. In addition, our operating expenses are largely fixed and difficult to reduce in the short run should sales not meet our expectations. This magnifies the adverse effect of any such sales shortfall. Period-to-period comparisons of our historical financial results should not be relied upon as a guarantee of future performance.

Backlog

Our backlog at August 31, 2009 was $8.2 million as compared to $9.0 million as of August 31, 2008. The current year-end backlog reflects current sluggish economic conditions resulting in reduced orders from our customers.

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

Sales Risks

The decline of demand for our products due to downturn of related industries could have a material adverse effect on our business.

We may experience substantial period-to-period fluctuations in operating results due to factors affecting the industrial, automotive, consumer, government, medical and telecommunications industries. From time-to-time, each of these industries has experienced downturns, often in connection with, or in anticipation of, declines in general economic conditions. During fiscal year 2009, sales declined 42%, primarily due to the impact of worldwide economic conditions in our automotive, consumer and telecommunications markets. We believe we are currently still in a period of reduced demand due to a decline in the economic conditions in those same markets. A decline or significant shortfall in growth or a technology shift in any one of these industries could have a material adverse impact on the demand for our products and, therefore, a material adverse effect on our business, financial condition and results of operations. There can be no assurance that our net sales and results of operations will not be materially and adversely affected in the future due to changes in demand from individual customers or cyclical changes in the industries utilizing our products. Our revenues are produced throughout the world, causing us to be subject to a variety of regional economic conditions, which are outside our control.

The strength of our competitors may impact our ability to maintain and grow sales, which could decrease revenues.

We do business in markets that are intensely competitive, manifesting generally declining average selling prices. We compete with companies that offer or are in the process of developing similar types of products and services to ours. Most of our significant competitors are much larger and better financed than we are. These competitors could execute sales strategies and tactics that could materially diminish our revenues, causing a material adverse impact on not only our sales but also our gross margins. There can be no assurance that our products will be competitive with existing or future products, or that we will be able to establish or maintain a profitable cost structure and sales price environment for our products.

We expect to face competition from existing competitors and new and emerging companies that may enter our current or future markets with similar or alternative products, which may be less costly, provide additional features, or both. We also face a competitive threat from current and prospective customers that evaluate purchasing our products versus the merits of manufacturing products internally. Competition may arise due to the development of cooperative relationships among our current and potential competitors or third parties to increase the ability of their products to address the needs of our prospective customers. Accordingly, it is possible that new competitors or alliances among competitors will emerge and rapidly acquire significant market share.

We expect our competitors will continue to improve the performance of their current products, reduce their prices and introduce new products that may offer greater performance and improved pricing, any of which could cause a decline in sales or loss of market acceptance of our products. In addition, our competitors may develop enhancements to their existing products or future generations of competitive products that may render our technology or products obsolete or uncompetitive.

The cyclical nature of our industry could have a material adverse effect on our business.

Our industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving standards, short product life cycles and wide fluctuations in product supply and demand. The industry has experienced significant downturns, sometimes connected with, or in anticipation of, maturing product life cycles or declines in general economic conditions. These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. We believe we are still in such a period of depressed general economic conditions. Any future downturns could have a material adverse effect on our business, financial condition and results of operations. Furthermore, any upturn in these industries could result in increased demand for, and possible shortages of, components we provide. We have seen some of these shortages beginning to develop. Such shortages could have a material adverse effect on our business, financial condition and results of operations.

Our inability to collect outstanding receivables and our dependence on major customers could have a material adverse effect on our business.

We grant credit to customers in a variety of commercial industries. Credit is extended based on an evaluation of the customer’s financial condition and collateral is not required. Our inability to collect receivables from a large customer could have a material adverse effect on our business, financial condition and results of operations. We do maintain credit insurance that mitigates our risk to some extent. However, not all customers are insurable and we may not be able to insure all of them to a full extent. In addition, our credit insurance carries a $100,000 deductible and a 20% coinsurance factor.

Only one customer accounted for more than 10% of sales in our current year. Our strategy is to seek diversification in our sales. We believe we have achieved a significant level of diversification in our customers, markets, products and geographic areas. However, due to the very competitive nature of the markets we serve, we may fail to consistently achieve such diversification.

We rely on a limited number of OEMs as customers and the loss of one or more of them could harm our business.

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

Our dependence on sales to international customers exposes us to risks, including U.S. export restrictions.

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

Product returns and order cancellation could increase our inventory and reduce our revenues.

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

We have few long-term volume commitments from our customers that are not subject to cancellation by the customer. Sales of our products are made through individual purchase orders and, in certain cases, are made under master agreements governing the terms and conditions of the relationships. Customers may change, cancel or delay orders with limited or no penalties. We have experienced cancellations of orders and fluctuations in order levels from period-to-period and we expect to continue to experience similar cancellations and fluctuations in the future that could result in material adverse fluctuations in our revenues.

Strategic Risks

Our success depends on new product introductions, product transitioning and customer acceptance.

We have a large amount of continuing sales of older products that tend to decline in popularity and average selling price over time. Only by developing new products can we replace sales of declining products and partially offset the impact of lower average selling prices. Our future success depends on our ability to develop new products to keep up with technological advances and to meet customer needs. Any failure by us to anticipate or respond adequately to technological developments and customer requirements, or any significant delays in product development, could have a material adverse effect on our business, financial condition and results of operations. Additionally, we could incur additional operating costs with the introduction of new products.

There can be no assurance that we will be successful in our planned product development or marketing efforts, or that we will have adequate financial or technical resources for our planned product development and promotion. In the current year we have scaled back those resources in line with lower sales levels. The introduction of new products could require the expenditure of an unknown amount of funds for research and development, tooling, software development, manufacturing processes and inventory, as well as sales and marketing efforts. In order to successfully develop products, we will need to successfully anticipate market needs and may need to overcome rapid technological change and competition. In order to achieve high volume production, we need to outsource production to third parties or enter into licensing arrangements and successfully manage sub-contractors overseas. There can be no assurance that our products and services will achieve or maintain market acceptance, result in increased revenues, or be profitable.

Our industry is subject to rapid technological change, and we must make substantial investments in new products and technologies to compete successfully.

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

Our success depends on our management of growth, diversification and transition to value added products.

Successful expansion or diversification of our operations will depend on our ability to obtain new customers, to attract and retain skilled management and other personnel, to secure and successfully manage adequate sources of supply on commercially reasonable terms and to successfully manage new product introductions. To manage growth or diversification effectively, we will have to continue to implement and improve our operational, financial and management information systems, procedures and controls. As we expand or diversify, we may from time to time experience constraints that will adversely affect our ability to satisfy customer demand in a timely fashion. In the current year we have scaled back those resources in line with lower sales levels. Failure to manage growth or diversification effectively could adversely affect our business, financial condition and results of operations.

The transition to Wireless Solutions products involves new technologies and markets that are not similar to our other businesses, requiring us to learn and master new markets, competitors, and products to be successful. Our historical base business, predominantly centered in our Wireless Components group, is declining. Only by successfully developing and introducing value added products and services to our customers can we offset this impact.

Business Risks

Variability of our gross profit margins could have a material adverse effect on our business.

Gross margins of the Wireless Solutions business, including low-power radios, RFICs and modules, are materially higher than those of our components products. We face the continuing negative impact of declining average selling prices in our Wireless

Components business as a result of competitive conditions in the markets we serve. We expect the trend of lower prices to continue. Therefore, our ongoing efforts to reduce manufacturing costs are an important factor in maintaining gross margins. A lower volume of units sold and produced has a negative impact because relatively material fixed manufacturing costs are spread over fewer units. Additionally, start-up costs for new products entering the volume manufacturing process reduce our profitability.

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

We were not in compliance with all of the financial covenants in our credit facility during fiscal year 2009, and future non-compliance with financial covenants could result in our lender exercising its rights under the credit facility.

We believe that cash generated from operations, our current cash balances and the amounts available under our existing credit facility will be sufficient to meet our cash requirements for the next twelve months. However, our second quarter results resulted in non-compliance with several financial covenants contained in our credit facility, so our senior lender has a great variety of actions it can take to enforce its rights, including the right to appoint a receiver for our assets. Currently, our senior lender’s ability to exercise those rights was suspended under the terms of a forbearance agreement that expires on January 31, 2010. We continue to have access to available funds under this credit facility. However, should we violate the forbearance agreement, or are unable to renew it or replace it, we may not be able to continue as a going concern.

Our stock price fluctuates as a result of the conduct of our business and stock market fluctuations.

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

We are dependent on our key personnel, whose continued service is not guaranteed.

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

Operational Risks

Our reliance on limited contract manufacturers and our transition to a fabless business model could have a material adverse effect on our business.

For several years we have relied upon contract manufacturers to assemble the bulk of our products. We have completely closed our Dallas, Texas manufacturing operations and adopted a “fabless” business model for virtually all of our products. This increased our reliance on outside contract manufacturers to the point that we rely almost exclusively on their ability to supply products to our customers.

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

A majority of our products are manufactured overseas in Taiwan, the Philippines and Japan. Due to such geographic concentration, a disruption of the manufacturing operations, resulting from sustained process abnormalities, human error, governmental intervention or natural disasters such as earthquakes, fires or floods could cause us to cease or limit our manufacturing contractors’ operations and, consequently, could harm our business, financial condition and results of operations.

We have substantial experience with our current contract manufacturers and believe those relationships are satisfactory. However, the contract manufacturing agreements we have with two of them either have or will terminate according to their terms in fiscal year 2010. We are in negotiations with them at the current time and believe those contracts will be extended on acceptable terms. However, if those contracts are not extended and we do not have time to adequately transition operations to alternative contract manufacturers, we could experience a material interruption in our operations and, therefore, sales to customers, resulting in a material adverse effect on our business, financial condition and results of operations.

Parts shortages, over-supplies and our dependence on suppliers could have a material adverse effect on our business.

The electronics and components industry is characterized by periodic shortages or over-supplies of parts that have in the past, and may in the future, negatively affect our operations. We have experienced a sudden increase in lead time for certain semiconductors and packages that are key commodities for us. We are dependent on a limited number of suppliers and contractors for packages and semiconductor devices used in our products, and we have no long-term supply contracts with any of them.

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

Delays in our manufacturing processes could reduce our revenue.

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

Interruptions in our business due to terrorism and the uncertainty of war could have a material adverse effect on our operations.

The consequences of any terrorist attacks, or any armed conflicts that may result, are unpredictable, and we may not be able to foresee events that could have an adverse effect on our markets or business. These include, without limitation, the possibility that our insurance companies are unable to pay claims and that insurance may become unavailable or unaffordable.

Current worldwide economic downturn could significantly impact demand for our products.

The current global economic downturn and financial credit crisis continues to adversely effect business conditions. The recession in the U.S. and key foreign markets could substantially affect our sales, profitability and financial condition. The dramatic downturn has reduced economic activity, particularly in some of the markets in which we operate, and cannot be predicted when, or to what extent economic recovery might occur. Recent actions taken by numerous governments throughout the world to restore equity, including aggressive monetary and fiscal stimulus actions by the U.S. government, may not be effective in addressing the economic problems that are the underlying causes of our current recession.

Legal Risks

Our business could be adversely affected if it fails to protect its intellectual property rights.

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

Government regulation and policies of industry standards bodies may adversely affect our business.

Many of our products and the industries in which they are used are subject to U.S. and foreign regulation. Governmental regulatory action could greatly reduce the market for our products.

Defects or errors in our products and services or in products made by our suppliers could harm our relations with customers and expose us to liability.

In the course of our business, we may be subject to claims for product liability for which our insurance coverage may be excluded or inadequate.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Much of our administrative, sales, marketing and research and development activities are located in our Dallas, Texas facility, which is owned by us but serves as collateral for a mortgage loan. This 31,000 square foot facility, including the surrounding parking lots, is situated on 2.1 acres. Most of the activities related to our Cirronet subsidiary are located in a 19,000 square foot facility located in Duluth, Georgia. This facility is leased through February 2011.

We believe that our existing facilities are adequate for our current requirements and that the current properties are suitable and productive for their currently intended purposes. Due to our fabless business model, we do not expect to require significant manufacturing facilities or equipment in the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS

On May 29, 2008, CMS Liquidating Company (“CMS”) filed a Petition and Action for Declaratory Judgment (the “Petition”) in the 298th District Court of Dallas County, Texas, naming us as defendant. The Petition requests that the Court construe the Earn Out Agreement entered into between RFM and CMS in connection with the acquisition of substantially all the assets of Caver Morehead, Inc. in September 2006. The claims question the methodology used by us to calculate CMS’ entitlement to an earn out payment. RFM has filed an answer denying liability and making a claim for its litigation expenses against CMS and certain of its shareholders pursuant to the acquisition agreement. The amount of damages sought was unspecified in the Petition but, in its motion for summary judgment filed on February 23, 2009, CMS took the position that the amount of purchase price in dispute is $1,320,000. On March 17, 2009, the District Court held a hearing on motions for summary judgment filed by both parties and denied both motions. The case is expected to go to trial in December 2009 or later. We believe that we have meritorious defenses to the interpretation sought by CMS and intend to defend this case vigorously. We may incur substantial expenses in defending against the foregoing claim, and it is not presently possible to forecast its outcome with certainty. We do not believe, based on current knowledge, that the foregoing legal proceeding is likely to have a material adverse effect on our business, financial condition or results of operations.

We are involved in routine litigation from time to time that is incidental to the conduct of our business. Such litigation is not expected to have a material adverse effect on our business, financial condition or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock (symbol RFMI) is quoted on the NASDAQ Stock Market (“NASDAQ”). The following table sets forth the high and low sales prices of our common stock during each quarter of fiscal year 2009 and 2008 as furnished by NASDAQ. These prices reflect prices between dealers, without retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

	Price Range
	2009		2008
	High	Low	High	Low
Quarter Ended
November 30	$1.00	$0.27	$6.99	$5.15
February 28 and 29	0.73	0.19	6.35	5.31
May 31	0.60	0.25	5.24	2.00
August 31	0.74	0.26	2.25	0.97

We have not paid dividends on our common stock during the past two most recent fiscal years and presently intend to continue this policy in order to retain earnings for use in our business. Under the terms of our bank credit agreement, we are restricted from paying dividends in certain circumstances. The number of record holders of our common stock as of October 31, 2009 was approximately 200 (which number does not include the number of stockholders whose shares are held of record by a brokerage house or clearing agency, but rather includes such brokerage house or clearing agency as one record holder). The last sales price for our common stock, as reported by NASDAQ on October 31, 2009 was $.68. We have received notice from NASDAQ that, because our common stock has been trading at less than $1.00 per share, it is subject to delisting. We have until the extended date of January 31, 2010 to correct such deficiency.

We have not repurchased any of our outstanding equity securities during the two-year period ending August 31, 2009.

Equity Compensation Plan Information

The following table summarizes our equity compensation plans as of the fiscal year ended August 31, 2009:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,032,590	$4.26	268,326
Equity compensation plans not approved by security holders**	242,614	$4.77	193,322

Total	1,275,204	$4.36	461,648

**	See “Note 11 – Stock-Based Compensation Plans” of Item 8, incorporated herein by reference, for information regarding the material features of the above plans.

ITEM 6.	SELECTED FINANCIAL DATA

Selected unaudited quarterly statements of operations information follows (in thousands):

	Fiscal 2008 Quarter Ended				Fiscal 2009 Quarter Ended
	Nov. 30	Feb. 29	May 31	Aug. 31	Nov. 30	Feb. 28	May 31	Aug. 31
Sales by product area:
Wireless Solutions Group:
Virtual Wire® Radio products	$3,642	$3,773	$3,061	$2,799	$2,937	$2,502	$2,330	$2,467
Cirronet modules	3,330	2,754	2,457	3,154	2,766	1,924	1,310	1,726

Subtotal	6,972	6,527	5,518	5,953	5,703	4,426	3,640	4,193
Wireless Components Group:
Filters	5,880	3,895	4,830	4,141	3,939	1,259	1,889	1,587
Frequency control modules	651	506	951	796	574	223	260	763
Low-power components	2,264	2,803	1,480	1,494	1,151	690	745	942

Subtotal	8,795	7,204	7,261	6,431	5,664	2,172	2,894	3,292

Total Sales (1)	15,767	13,731	12,779	12,384	11,367	6,598	6,534	7,485
Cost of sales	9,868	8,279	8,136	7,816	7,150	4,342	4,187	4,683

Gross profit	5,899	5,452	4,643	4,568	4,217	2,256	2,347	2,802
% of sales - Wireless Solutions	52.2%	50.7%	47.9%	49.6%	49.6%	38.5%	39.5%	35.4%
% of sales - Wireless Components	25.7%	29.7%	27.5%	25.1%	24.5%	25.5%	31.4%	40.0%
% of sales - Total	37.4%	39.7%	36.3%	36.9%	37.1%	34.2%	35.9%	37.4%
Operating expenses: (2)
Research and development	1,789	1,842	1,803	1,667	1,266	1,046	818	831
Sales and marketing	2,196	2,185	2,092	1,930	1,814	1,140	1,020	1,142
General and administrative	1,183	1,066	984	1,068	1,011	910	742	602
Restructuring and impairment (3)	99	(44)	265	16,192	(67)	460	1,634	—

Total	5,267	5,049	5,144	20,857	4,024	3,556	4,214	2,575

Income from operations	632	403	(501)	(16,289)	193	(1,300)	(1,867)	227
Other income (expense), net	(65)	(169)	(160)	(174)	(173)	(154)	(163)	(157)

Income before income taxes	567	234	(661)	(16,463)	20	(1,454)	(2,030)	70
Income tax expense (benefit) (4)	8	5	25	(163)	5	8	(113)	1

Income (loss)-continuing operations	559	229	(686)	(16,300)	15	(1,462)	(1,917)	69
Loss-discontinued operations (5)	(446)	(331)	(733)	(3,181)	(61)	(31)	(58)	(7)

Net Income (loss)	$113	$(102)	$(1,419)	$(19,481)	$(46)	$(1,493)	$(1,975)	$62

(1)	Sales for the four quarters of fiscal 2008 and the first quarter of fiscal 2009 are at the normal level before the world-wide economic recession. The impact of the recession is illustrated by the sales levels in the last three quarters of fiscal 2009.

(2)	Operating expenses (excluding Restructuring and impairment) were reduced considerably in the last three quarters of fiscal 2009 to coincide with the recessionary affect on our sales described above.

(3)	See discussion of Restructuring and impairment in Note 17 to our accompanying consolidated financial statements.

(4)	There were deferred tax credits of $185,000 recorded in the fourth quarter of fiscal 2008 and $111,000 recorded in the third quarter of fiscal 2009 resulting from the trademark impairment recognized in the same time periods. See Note 15 to our accompanying consolidated financial statements.

(5)	See discussion of Discontinued operations in Note 2 to our accompanying consolidated financial statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business

For a description of our business, products and markets, see the section in Item I—Business.

Executive Summary

The market profiles in which our two business groups operate are materially distinct from one another. The Wireless Components business is characterized by a very competitive environment that has declining average selling prices and frequent product innovation. This market includes several large competitors who have superior financial and other resources. We have competed successfully for over 30 years by cultivating close customer relationships with a diverse group of customers who offer varied applications, and serve diverse markets and geographic locations. In contrast, our Wireless Solutions business is characterized as a developing market with only a generalized definition of products, services, markets and applications. Competition is not well defined and typically consists of much smaller competitors, many of whom are similar in size and resources to us, or even smaller.

Our strengths benefiting us in both markets include: (a) our ability to identify and capitalize on trends in a rapidly growing wireless marketplace; (b) our capability to develop products that have superior technical characteristics; (c) our expertise to assist our customers in incorporating our products into their applications; and (d) our demonstrated ability to have high quality cost-effective products manufactured in volume with short lead times. Our manufacturing capabilities result from our relationships with several domestic and offshore contractors.

Our Wireless Components business, which historically was our core business, has declined in sales due to decreased average selling prices in several intensely competitive markets and due to our loss of market share to competing technologies. As a result, we have focused our product and market development efforts on products for our Wireless Solutions business, which we feel offers a technical edge and normally generates a greater gross margin.

A key factor in our combined sales performance is successfully developing and selling new products in volumes adequate to offset the decline in selling price and unit volume of our older products. A key factor in our combined gross margin performance is reducing our costs (through innovation, assisting our contractors to identify lower costs of manufacture, and increased volume) and improving our product mix towards higher margin products to offset expected declines in average selling prices. The Cirronet acquisition during fiscal year 2007 was a key part of our strategy to grow sales with new products that have higher margin potential.

We have generally generated positive operating cash flows in recent periods, including the fourth quarter of fiscal year 2009 and the full fiscal year 2009. See the section below entitled “Actions to Improve Liquidity” and the section entitled “Liquidity” for discussion of cash flows for the fiscal year 2009. Our ability to maintain positive cash flows is dependent on our success in “right sizing” our expenses in relation to our sales. See the section below entitled “Impact of Economic Conditions and Our Response” for discussion of our “right sizing” program. In any case, the amount of positive cash flow may decrease or occasionally turn negative due to fluctuating revenues, declining margins, escalating operating costs, the need for increased working capital to support increased sales, or increased spending to support growth programs. We feel we currently have the financial resources necessary to execute our business plans.

Impact of Economic Conditions and Our Response

The world-wide economic recession had a material impact on our sales and operations in the last three quarters of fiscal year 2009. Annual sales declined 41% from fiscal year 2008, resulting in significant losses for the second and third quarters of fiscal year 2009. Sales to automotive, consumer and telecommunications markets were specifically impacted by economics conditions in those markets and decreased 55%, 68% and 46%, respectively, when compared to fiscal year 2008. In addition, a segment of the industrial market related to construction was significantly impacted. See the sections on sales trends later in this report for additional details. Economic conditions in the electronics industry have historically experienced extreme fluctuations in demand within short time periods, so they are a key factor that influences our sales performance. We believe our markets are in a period of relatively low overall demand, particularly in the automotive, consumer, industrial, construction and telecommunications markets that we serve.

During the past several fiscal years, we have taken several major steps towards reducing expense levels. We converted our manufacturing operations (primarily for our Wireless Components Group) to a fabless business model. We centralized many of our back-office functions and reduced our space costs by consolidating activities into our Company-owned Dallas, Texas facility. Finally, we discontinued our software and services business and recorded impairment in our intangible assets that would reduce amortization of acquisition related intangible assets. The total annual effect of the cost reduction efforts listed above is approximately $9 million on an annual basis.

In response to the expected sales declines and economic uncertainties, we took aggressive actions to align expense levels with anticipated lower sales levels:

a.	We focused our sales and marketing efforts on products and markets that face less economic pressure, such as the medical and general industrial markets. This also had a positive effect of improving overall gross margins, since these markets have higher gross margin potential than more competitive markets such as the automotive or consumer markets.

b.	We actively managed our inventory levels, achieving a significant decrease in inventory levels during the fourth quarter of fiscal year 2009 and the full fiscal year 2009.

c.	We reduced our workforce in various stages by 45% from 124 to 68.

d.	We implemented a 10% across-the-board salary reduction.

e.	We suspended our 401(k) savings plan match and suspended cash compensation in the form of quarterly retainers and meeting fees for our outside directors.

f.	In addition to personnel related reductions, we took other cost reduction measures to further adjust our business structure with anticipated lower sales.

We believe that our return to profitability and positive operating cash flow during the fourth quarter of fiscal 2009 demonstrates that we have taken appropriate actions to “right-size” our business. One result of this cost reduction initiative was that quarterly operating expenses (without restructuring and impairment expenses) decreased 37% or $1.5 million between the first quarter and the fourth quarter of fiscal year 2009. In addition, our gross margins improved 320 basis points from the second quarter to the fourth quarter of fiscal year 2009, returning to the levels of the first quarter of 2009, when sales were 34% higher.

Since we retain a profitable core business, we believe we have the ability to match expense levels with expected revenue. We will continue to take the actions required to restructure our business to return to overall profitability and to produce significant positive operating cash flow when economic conditions permit. While our cost reductions have resulted in a much lower cost business model, current economic conditions make forecasting future profitability very difficult, and there can be no assurance that we will maintain our profitability in the future.

Non-compliance with Financial Covenants

Our operating results for the second quarter of fiscal year 2009 resulted in a violation of the financial covenants in our Credit and Security Agreement, dated August 29, 2007, as amended, (“Credit Agreement”) with Wells Fargo Bank, N.A., (“the Bank”). Under the terms of the Credit Agreement, we were required, for the quarter ended February 28, 2009, to achieve certain standards for net income (as adjusted per the Credit Agreement) and debt service coverage that were not attained. The Credit Agreement provides that, upon non-compliance with such financial covenants, the Bank may take various actions, including, among other things, any one or more of the following: (a) terminate its commitment to make advances to the Company, (b) declare the balance of the indebtedness, in the amount of approximately $3.6 million as of August 31, 2009, due and payable, or (c) exercise its rights as a secured creditor by taking possession of or otherwise liquidating some or all its collateral.

One of our responses to the non-compliance condition with the Bank was to institute the various actions to improve profitability that we outlined in the previous section. On the basis of our revised cost structure, we then arranged for a go forward arrangement with the Bank. The Bank’s right to take these actions was suspended by a Forbearance Agreement (“Forbearance Agreement”), dated July 31, 2009, that expires on January 31, 2010. The only covenants under the Forbearance Agreement are levels of monthly profitability and capital expenditures. The Company was in compliance with those covenants for the months of July, August and the first month of the new fiscal year, September. Current forecasts of performance indicate compliance with the covenants thru January 2010. Upon the expiration of the Forbearance Agreement, we expect to enter into a credit agreement with new financial covenants. We continue to have access to available funds under this credit facility. Should the Forbearance Agreement expire and the Bank exercise the aforementioned rights, and if we are unable to secure other financing, we may not be able to continue as a going concern.

Actions to Improve Liquidity

Under our Credit Agreement, cash availability is limited by the underlying collateral values for accounts receivable and inventory. Collateral values for inventory are subject to periodic appraisals. Given recent economic conditions, recent appraisals have been at lower levels than during more robust economic climates, so our advance rates were reduced accordingly during the third quarter of fiscal year 2009. The change in advance rates resulted in a significant reduction in our cash availability of approximately $800,000, which resulted in increased financial pressure on our operations.

Again, our primary response to this situation was to reduce costs via actions discussed above in the section entitled “Economic Conditions and our Response” Our prime objective was to generate positive operating cash flow. Those actions have generated positive operating cash flow of approximately $4.2 million during fiscal year 2009. A significant portion of that positive operating cash flow was derived from collecting accounts receivable in excess of declining sales. However, since we believe that sales may have stopped declining, a declining level of sales generating excess collections of receivables is not likely to be a significant future source of funds. Another source of operating cash flow has been a reduction in inventory that we have targeted and achieved. We were very successful in executing this strategy, with a $3.8 million dollar reduction in inventory this year. Net inventory as of August 31, 2009 was 47% lower than it was at the end of fiscal year 2008. Since we have reached planned levels, it is not likely that reducing inventory further will be a significant future source of funds. The reductions in accounts receivable and inventory have been partially offset by reductions in accounts payable and accrued expenses, as we have paid down those liabilities.

Beyond reducing our working capital requirements, we believe we have established a cost structure that is capable of generating significant positive earnings before interest, taxes, depreciation and amortization, or EBITDA, at current sales levels. This in fact occurred during the fourth quarter of 2009. We believe maintaining a cost structure that is designed to generate positive EBITDA at sales levels below what we expect is our primary method of assuring near-term liquidity. Our EBITDA for the fourth quarter of 2009 was a positive $637,000. This was a large improvement over the comparable quarter of the prior year of a negative ($1,042,000), and is primarily attributable to our cost reduction programs. In contrast to our $3.5 million loss under generally accepted accounting principles during fiscal year 2009, EBITDA during fiscal year 2009 was a positive $489,000. See the EBITDA table immediately after this section.

As described in Note 8 to our consolidated financial statements, we also refinanced our remaining term loan debt with our primary lender by arranging a new loan with another financial institution secured by a deed of trust lien on our Dallas, Texas headquarters facility. The refinancing eliminated the quarterly payments to service the term loan debt over the next two quarters. The refinancing was completed in April 2009, when we entered in to a commercial loan agreement for $900,000 that provides for monthly payments of $5,000 plus accrued interest at the current annual rate of 6.5%. The commercial loan agreement provides for 59 monthly payments of $5,000 each with the 60th payment being the balance of the loan. The proceeds of this loan were used to pay off the Bank term loan and to reduce our revolving line of credit.

As a temporary response to the reduction in available working capital, we negotiated with our suppliers to extend payment terms. This resulted in a temporary increase in accounts payable of almost $500,000 during the second quarter of fiscal 2009. During the third and fourth quarters of 2009, we paid this balance down by almost $1.3 million. By the end of fiscal year 2009, we returned to normal payment terms with virtually all of our suppliers. If we were unable to maintain favorable terms with our suppliers, there could be a significant interruption in the flow of material from our suppliers, which could result in a material adverse effect on our business, financial condition and results of operations.

In another temporary response to the reduction in availability, we arranged for advance customer payments in the amount of $700,000 and very short payment terms. These advances are classified as accrued expenses and other current liabilities on our balance sheet. This was only in effect for the fourth quarter during fiscal year 2009 and we expect to pay back the advances over a 12 month period beginning during the second quarter of fiscal year 2010. We also expect to return to normal payment terms on our receivables during the same period.

It is our objective to continue to generate positive cash flow, service our bank debt and keep in good standing with our suppliers in the immediate future, although this cannot be assured due to the economic uncertainties we face.

The following table sets forth, for the three and twelve months ended August 31, 2009 and 2008, the calculation for EBITDA that is referred to in this report (in thousands):

	Three Months Ended August 31,		Twelve Months Ended August 31,
	2009	2008	2009	2008
Net Loss	$62	$(19,481)	$(3,452)	$(20,889)
Add back:
Interest expense	159	194	625	707
Taxes	1	(163)	(99)	(125)
Depreciation	235	333	1,007	1,309
Amortization:
Patents	69	58	261	195
Intangibles from acquisitions (1)	—	17,872	1,704	18,994
Stock compensation	111	145	443	508

Total amortization	180	18,075	2,408	19,697

EBITDA	$637	$(1,042)	$489	$699

(1)	Includes impairment

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

Revenue is recognized for the most part when we ship the product to the customer. The exceptions are consignment programs for several customers. These account for less than 2% of the current fiscal year sales. We recognize sales from consigned products when the customer pulls the product for use from the consigned inventory.

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

Trade Receivables consist primarily of amounts due from customers for products shipped to them. We perform credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current creditworthiness. We continuously monitor collections and payments from customers and maintain an allowance for doubtful accounts based upon historical experience and specific customer information. If events occur that cause the collectibility of outstanding trade receivables to become unlikely, we record an increase to our allowance for doubtful accounts. When all collection attempts (including a collection agency) have proven unsuccessful, the customer’s account is written off to the allowance for doubtful accounts. We maintain credit insurance on major customer balances and have a relatively diversified customer base.

Any customer advance payments are accounted for as deferred revenue until the related product is shipped to the customer.

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

In recent years, we have written off significant amounts of inventory. In the current year, we provided $720,000 in inventory loss provisions. In the prior fiscal year, we provided a total of $488,000 in inventory loss provisions.

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

Goodwill and Other Intangible Assets with indefinite lives are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” We assess the impairment of acquisition goodwill and intangibles on an annual basis or whenever events or changes in circumstances indicate that the fair value is less than its carrying value. Factors that we consider important which could trigger an impairment review include a reduction in our market capitalization in relation to our net worth, poor economic performance relative to historical or projected future operating results, significant negative industry, economic or company specific trends, and changes in the manner of our use of the assets or the plans for our business.

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

Impairment of Long-lived Assets is evaluated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which requires an entity to review long-lived tangible and amortizable intangible assets for impairment when factors are present which indicate there could be impairment, and recognize a loss if expected future undiscounted cash flows are less than the carrying amount of the assets. Such losses are measured as the difference between the carrying value and the estimated fair value of the assets. Fixed asset impairment testing is required if there are triggers that indicate impairment and assets fail the recoverability test. The estimated fair values of our tangible fixed assets that are subject to impairment are determined by using an annually updated appraisal. The estimated fair value of our amortizable intangible assets that were set up from acquisitions is determined annually based on expected discounted future cash flows to assess any impairment. Conditions that would necessitate an impairment assessment include material adverse changes in operations, significant adverse differences in actual results in comparison with initial valuation forecasts prepared at the time of acquisition, a decision to abandon acquired products, services or technologies, or other significant adverse changes that would indicate the carrying amount of the recorded asset might not be recoverable.

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

Research and Development Costs are expensed as incurred. These costs do not include non-recurring engineering costs related to contract technology development sales, which are included in cost of sales.

Income Taxes - Deferred income taxes are provided using the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Due to historical losses and a limited history of taxable income, we maintain a significant valuation allowance on our deferred tax assets. Deferred tax assets and liabilities are adjusted for the effects of the changes in tax laws and rates of the date of enactment. Reported net deferred tax liabilities of $125,000 are the result of our acquisition of Cirronet in fiscal 2007 and subsequent impairment of trademarks in fiscal 2008 and fiscal 2009.

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

Earnings per Share is computed by dividing the net earnings by the weighted average shares of our common stock outstanding during the period. Diluted earnings per share is computed by dividing net earnings by the weighted average number of common and potentially dilutive shares, from dilutive stock options, restricted stock units and warrants to purchase common stock outstanding during each year. The dilutive effect of the options, restricted stock units and warrants to purchase common stock are excluded from the computation of diluted net loss per share if their effect is antidilutive. The number of common stock equivalents excluded from the diluted net loss per share computation at August 31, 2009, 2008 and 2007 because they were antidilutive were options, restricted stock units and warrants in the amount of 2,075,729 and 2,318,055 and 2,859,687, respectively. Because fiscal years ending August 31, 2009, 2008 and 2007 were a net loss, all of the outstanding options, restricted stock units and warrants are considered antidilutive.

Stock-Based Compensation - We adopted SFAS 123 (Revised 2004), “Share-Based Payment”, or SFAS 123(R), for our fiscal year beginning September 1, 2005. In compliance with the standard, we recorded stock-based compensation expense in fiscal years 2009, 2008 and 2007 related to options for employees and directors and for our Employee Stock Purchase Plan, or ESPP. The fair value of stock options granted and favorable pricing of our stock offered under the ESPP is determined using the Black-Scholes model. Prior to the fiscal year 2006, we accounted for our option plans and ESPP under APB 25 and, accordingly, did not recognize compensation expense for options granted to employees and directors or for our ESPP. Compensation expense for options granted to consultants has been recorded in the current and prior years and is recognized over the vesting life of the options, which is aligned with the term of the consulting service.

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

Results of Operations

In this section, we will discuss our financial statements. In doing this, we will make comparisons between the following periods, which we believe are relevant to understanding trends in our business:

•

The fiscal year ended August 31, 2009, referred to as current year or fiscal 2009, and is compared to our fiscal year ended August 31, 2008, referred to as prior year or fiscal 2008. Fiscal 2008 is compared to our fiscal year ended August 31, 2007, referred to as fiscal 2007.

•

The three months ended August 31, 2009, referred to as current quarter or fourth quarter, and is compared to the three months ended August 31, 2008, referred to as comparable quarter of the prior year or prior year quarter, and the three months ended May 31, 2009, referred to as the previous quarter or third quarter.

The following table displays, for the years ended August 31, (a) the percentage relationship of certain items from our statements of operations to total sales and (b) the percentage change in these items from year to year:

	Percentage of Sales		Year-to-Year % Change
	2009	2008	2008 to 2009
Sales	100%	100%	(42)%
Cost of sales	64	62	(40)

Gross profit	36	38	(44)
Research and development	12	13	(44)
Sales and marketing	16	16	(39)
General and administrative	10	8	(24)
Restructuring and impairment	6	30	(138)

Total operating expenses	44	67	(60)

Income (loss) from operations	(8)	(29)	83
Other expense, net	2	1	14

Income (loss) before income tax	(10)	(30)	79
Income tax expense (benefit)	—	—	(21)

Net income (loss) - continuing operations	(10)	(30)	80
Net loss - discontinued operations	(1)	(9)	(97)

Net income (loss)	(11)%	(39)%	84%

Sales

The following table displays, in thousands of dollars, sales for our product lines and the percentage relationship of those product lines to total sales for the periods indicated:

	Years Ended August 31,
	2009		2008		2007
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Product Sales:
Wireless Solutions Group:
Virtual Wire® Radio products	$10,236	32%	$13,275	24%	$13,127	24%
Cirronet modules	7,726	24	11,695	22	12,108	22

Subtotal	17,962	56	24,970	46	25,235	46

Wireless Components Group:
Filters	8,674	27	18,746	34	17,648	32
Frequency control modules	1,820	6	2,904	5	3,461	6
Low-power components	3,528	11	8,041	15	8,835	16

Subtotal	14,022	44	29,691	54	29,944	54

Total sales	$31,984	100%	$54,661	100%	$55,179	100%

Overall Sales Trends in Fiscal 2009 Compared to Fiscal 2008

Our total sales of $32.0 million decreased 42% in fiscal 2009 compared to $54.7 million in fiscal 2008. The world-wide economic recession has had a material impact on our sales and operations in the last three quarters of fiscal year 2009. Sales to automotive, consumer and telecommunications markets have been specifically impacted by economics conditions in those markets and decreased 55%, 68% and 46%, respectively. In addition, a segment of the industrial market related to construction was significantly impacted. Economic conditions in the electronics industry have historically experienced extreme fluctuations in demand within short time periods, so they are a key factor that influences our sales performance. We believe our markets are in a period of relatively low overall demand, particularly in the automotive, consumer, industrial construction and telecommunications markets that we serve.

Our two business segments were impacted somewhat differently by the recession. The Wireless Components Group sells mostly to the automotive, consumer and telecommunications markets, so their impact was greater—a 53% reduction in sales, resulting from a similar reduction in the number of units sold. In addition, they were impacted slightly earlier, as their low point in the year was the second quarter, while they recovered some in both the third and fourth quarters. The Wireless Solutions Group sells mostly to the medical and general industrial markets, which were less impacted by the recession. Our sales to customers in the industrial market decreased only 35%, although the construction related segment was even more impacted. Sales to our medical market actually increased 27%, as demand for several products that we have been in development for a number of years continued to increase. Wireless Solutions Group sales decreased only 28%, primarily due to a larger decrease in the number of units sold, partially offset by increased average selling prices due to a change in product mix. In addition, Wireless Solutions sales were impacted slightly later in that they reached their lowest point in the third quarter, while they recovered some in the fourth quarter. These trends resulted in Wireless Solutions group sales increasing as percentage of total sales from 46% in fiscal 2008 to 56% in fiscal 2009. This is a favorable product mix shift from a gross margin standpoint.

Our strategy has been to grow our Wireless Solutions business to offset an expected decline in the Wireless Components business. We have focused our product and market development efforts on products with higher technical content, which allows them to be sold with higher gross margins. The primary markets for these products are industrial and medical. Total company sales will only expand if the anticipated growth in Wireless Solutions sales exceeds the anticipated decline in sales for our Wireless Components business.

We compete in very price competitive (such as the automotive and satellite radio) markets in which customers require decreased prices over time to retain their business, particularly for products in the Wireless Components group. In addition, our customers expect economies of scale to result in lower pricing as new products ramp up in volume. As a result, two of our product lines (filters and low-power components) experienced a decline in average selling prices in the range of 5% to 7% in fiscal 2009 compared to fiscal 2008. Two other product lines (Cirronet modules and Frequency Control modules) also experienced significant decreases in average selling price due to a shift in product mix within the product line, rather than lower selling prices for the same products. The other product line (Virtual Wire® and RFIC Short-range Radio products) actually experienced a material increase in average selling prices due to a change in product mix towards medical products combined with lower sales for other products.

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

Our sales success is highly dependent on the following factors: (a) our success in achieving increases in sales for Wireless Solutions products which have a higher technical content; (b) achieving technological advances in our product design and manufacturing capabilities; (c) our ability to sell our products in a competitive marketplace that can be influenced by outside factors, such as economic and regulatory conditions; (d) competition from alternative technologies or from competitors duplicating our technologies; and (e) the impact of competitive pricing. These and other factors may adversely affect our ability to grow or even maintain our sales levels.

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

We have experienced sudden increases in demand in the past which have strained the manufacturing capabilities of our contract manufacturers to increase capacity to meet this demand. In addition, new products sometimes require manufacturing processes different than those to which we currently have access. We may not be able to increase the manufacturing capacity of our contractors in a timely manner so as to take advantage of increased market demand. Failure to do this could result in a material loss of potential sales.

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

We compete in very price competitive (such as the automotive and satellite radio markets) in which customers require decreased prices over time to retain their business. As a result, three of our product lines (Virtual Wire® Short-range Radio products, filters and low-power components) experienced a decline in average selling prices in the range of 3% to 12% in fiscal 2008 compared to fiscal 2007. The other two product lines (Cirronet modules and Frequency Control modules) also experienced significant decreases in average selling price due to a shift in product mix within the product line, rather than lower selling prices.

Product Line Sales Trends:

Wireless Solutions Group

Cirronet RF Module products

Sales for these products of $7.7 million were 34% less than last year’s $11.7 million, which was primarily due to a 35% reduction in the average selling for these products. RF modules sales in fiscal 2007 at $12.1 million were very close to fiscal 2008 sales. The reduction in selling price resulted from selling fewer units of relatively high priced products partially offset by selling additional units of relatively lower priced products. These decreases in average selling prices also had a negative impact on gross margins, since most of these more price-competitive units had lower margins.

Many of Cirronet’s larger customers are OEM customers whose production schedules are relatively volatile. We believe the decreased number of units sold of relatively high priced products was due to economic conditions these customers were facing. The decrease was most significant for European surveying and telemetry applications, which normally are some of the largest applications for Cirronet products. We believe the impact of the economic downturn on construction related activity has had a negative impact on these applications.

On the other hand, in the past year we have introduced several models of lower-priced Cirronet radio modules to capture business at lower price points. These have started to ship in significant volume and an increase in the number of units sold of these products resulted in a small overall increase in the number of units of Cirronet RF modules sold. These new models include Zigbee™, DNT and LPR radio modules.

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

An important consideration in our decision to expend resources in this business was the increased potential gross margin these products and services offer due to their higher technical content. Increased sales for these products would represent a potential significant improvement in product mix, contributing to increased gross margins. See the section below entitled Gross Profit for further information.

In recent years, we have invested considerable resources in product and marketing development to support our strategic plan for the Wireless Solutions business. Our Wireless Solutions business is focused on a potential multi-billion dollar market for embedded modules and similar products. Besides a variety of radio products, we use several communication protocol systems to manage point-to-point, point-to-multipoint or mesh wireless sensor networks. We believe the key to capturing this market will be the ability to provide a wide variety of products, protocols and firmware to deliver the optimum solution for each customer’s application. With Cirronet, we believe we are in position to offer one of the broadest ranges of radios, modules and protocols in the industry.

Our largest investment in research and development has been to develop new RF module products, including FCC certified standard products and custom products for specific customers. In the last year, we have launched a new Zigbee™ product, a line of industrial grade networking products based on Dust Networks™ technology, frequency hopping 900 MHz and 2.4 GHz DNT modules, and our LPR2430 series of 802.15.4 wireless sensor networking products. Our sales force is now working with customers to design these products into their applications. While we see great potential for RF module products, it is difficult for us to predict when, or if, these products will have a significant additional impact on our sales.

Virtual Wire® and RFIC Short-range Radio products

Sales for Virtual Wire® and RFIC Short-range Radio products of $10.2 million decreased 23% from the prior year’s $13.3 million. Sales of these products were almost the same in fiscal 2008 as they were in fiscal 2007. The decrease in the current year was primarily due to a 38% decrease in the number of units sold, due to lower demand for our customers’ products. As we have seen in prior periods, these products show considerable volatility due to fluctuating production rates of our customers. A large portion of these sales are to contract manufacturers for OEM customers, whose demand tends to fluctuate considerably for AMR and other products.

Average selling prices increased 24% for these products in comparison to the prior year due to a significant change in product mix, rather than increases in prices for specific products. Sales for medical applications (which carry higher average selling prices) increased, while sales for other applications (which carry lower average selling prices) decreased. This is contrary to our long term trend towards lower average selling prices due to competitive pressures. The decease in average selling prices was 3% in fiscal 2008 compared to fiscal 2007. We expect this trend towards lower average selling prices to return. However, changes in product mix for additional sales of higher priced medical products may from time to time offset any negative impact on average selling prices for other products.

For several years we have devoted considerable resources developing and marketing Virtual Wire® and RFIC Short-range Radio products. We believe these products offer potential for considerable growth in sales in numerous wireless applications, particularly for applications that require very small size and extremely low-power consumption. We believe the need for energy efficiency will drive new applications for our products. We intend to continue working with our customers to develop these new applications. We continue to enhance our line of RFIC products, including receivers, transmitters and transceivers. Recently, we introduced two additional products, the 2.4 GHz TRC104 and the 300 to 510MHz TRC105 for automotive, consumer, industrial and medical applications. We are not certain when, if ever, these new products will significantly impact future sales.

Wireless Components Group

Filters

Filter sales decreased 54% to $8.7 million in the current year, compared to $18.7 million in the prior year. Sales of these products were almost the same in fiscal 2008 as they were in fiscal 2007. The decrease in sales for the current year was primarily due to a similar reduction in the number of units sold, particularly for satellite radio applications and telecommunications. Depressed economic conditions had a significant impact on the automotive, consumer and telecommunications applications filter products primarily serve. In particular, the supply chain for automotive North American production has been subject to volatile changes in production levels and inventory corrections in the current year, resulting in both quarterly increases and decreases. See the section entitled “Impact of Economic Conditions and Our Response” for further information.

We provide filters for satellite radios that provide services from Sirius XM Radio Inc. (NASDAQGS: SIRI). It is clear that our sales of filter products into the satellite radio market continue to be heavily dependent on the success of the satellite radio service provider in increasing the number of subscriptions for their service. In the recent quarters, there has been a continued reduction in the growth rate of new subscriptions to satellite radio services. A partially offsetting favorable factor has been an increasing number of models of automobiles that include factory-installed satellite radios. A very negative factor is a significant reduction in the number of units produced due to sharply reduced production schedules for North American automotive suppliers. Another negative factor influencing satellite radio filter sales is the lack of recovery for consumer (aftermarket) products, which were negatively impacted in 2007 by FCC actions that took portable consumer versions of the radios off the market. Regulatory actions which negatively affect the satellite radio market could have a material adverse effect on our sales.

Sales compared to the prior year also were adversely affected by a decrease in the number of units sold to the Chinese telecommunications market due to lower production rates at a key customer. We anticipate sales to telecommunications markets will continue to be very volatile due to very short lead times and changes in technical trends in the very large Chinese market.

A continuing difficulty we face for filter products is the ongoing trend of lower average selling prices for comparable products. Competitive conditions for these products have forced us to provide lower prices to maintain our market share. The automotive and consumer markets tend to be more price competitive than the other markets we serve. For instance, in the current year average selling prices declined by 5% in comparison to the prior year. From time-to-time a change in average selling prices may be due to a change in product mix resulting from differing trends in the number of units sold of the relatively low-priced satellite radio filters and the number of units sold of the relatively higher-priced telecom filters. The impact of changes in average selling price due to product mix effect tend to be at least partially offset by differences in material costs, as the higher priced telecommunications products require larger, more expensive packages.

We expect the general trend of lower average selling prices for comparable products will continue to have an adverse effect on future sales and margins, and this trend may result in lower overall sales of filter products in the immediate future. For a discussion of strategies for sustaining gross profit, see the section below entitled “Gross Profit.”

Frequency Control Modules

Frequency control module sales decreased 37% in fiscal 2009 to $1.8 million compared to $2.9 million in fiscal 2008 and also decreased 16% in fiscal 2008 compared to fiscal 2007. The sales change in each of these years was primarily due to decrease in number of modules sold. Many of these products are very mature and sales for them have been declining for several years, as customers convert their applications to alternative technologies. Sales of military grade products are dependent on specific programs, which were high in the fourth quarter, but lower overall in fiscal 2009. Sales to high-end computer and internet infrastructure markets are subject to volatile changes due to economic conditions in the telecommunications market and production rates at several major contract manufacturers. Economic conditions caused those production rates to be very low in fiscal 2009. Normally, pressures on average selling prices for frequency control module products are not nearly as great as in some of our other markets.

We expect that the trend of lower sales for frequency control modules will continue and may even accelerate, due to continued conversion of customers away from older products to alternative technologies.

Low-power Components

Sales for low-power components products decreased 56% in fiscal 2009 to $3.5 million compared to $8.0 million in fiscal 2008 and also decreased 9% in fiscal 2008 compared to fiscal 2007. The decrease in sales in both years was primarily due to comparable decreases in the number of units sold in both years. In addition, there was a decrease in average selling prices of 7% in the current year and 3% in the prior year. These products are largely sold into automotive and consumer applications, which have been greatly impacted by economic conditions. They are also subject to the competitive pricing pressures in those markets that drive lower average selling prices over time. See the section entitled “Impact of Economic Conditions and Our Response” for further information.

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

Other Sales Trends

The following table provides additional data concerning our sales:

	Percentage of Sales
	2009	2008	2007
Sales for top five customers	39%	38%	36%
Distribution sales	27%	24%	20%
Number of customers with 10% or more sales	One	One	One
Sales for 10% or more customer	11%	11%	14%
International sales	50%	52%	43%

Most of these sales metrics did not change materially between fiscal 2008 and fiscal 2009. Sales to distributors were somewhat higher in fiscal 2009 due to a particular military grade project that occurred in our fourth quarter.

Our strategy is to seek diversification in our sales. We believe we have achieved a significant level of diversification in our customers, markets, products and geographic areas. However, due to the very competitive nature of the markets in which we compete, we may not always be able to achieve such diversification when pursuing our goals of sales growth and profitability of our operations.

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

Amortization and Impairment of Increased Asset Values Related to Fair Value of Acquired Businesses

In the first quarter of fiscal 2007, we acquired the business of Cirronet and Aleier. This resulted in recording assets that are required to be amortized on a straight-line basis over various lives, such as intangible technology and other assets; increased fair value of fixed assets; and a stepped up valuation of inventory. As required, the goodwill and other indefinite lived intangibles are tested annually for impairment. The amortization and impairment of these items is a non-cash expense.

In the fourth quarter of fiscal 2008, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we discontinued our Aleier business and wrote off the amortizable intangibles related to the acquisition of that business in the amount of $1.5 million. See the discussion of discontinued operations in Note 2 to our accompanying consolidated financial statements. The prior year amortization of these asset values is shown in the table below as discontinued operations. We also revalued and wrote down the amortizable intangibles that were part of our acquisition of the Cirronet business. The impairment charge in for fiscal year 2008 for these Cirronet-related amortizable intangibles was $4.8 million.

In the third quarter of fiscal 2009, because of the economic downturn and in accordance with SFAS 142 “Goodwill and Other Intangibles” and SFAS 144 “Accounting for Impairment or Disposal of Long-Lived Assets”, we performed impairment and recoverability tests related to the remaining book values of goodwill and other intangibles from the Cirronet acquisition. The result was an impairment of $1.6 million that was recognized in the third quarter. This impairment included the $1.3 million remaining net book value of the amortizable intangibles plus a portion of the trademark book value in the amount of $.3 million. These impairments were partially offset by a $0.1 million deferred income tax benefit. Our test of Goodwill resulted in no impairment.

The amortization and impairment of these items is a non-cash expense. The depreciation, amortization and impairment of these acquisition related items, including the discontinuation of the Aleier business, were recorded as follows (in thousands):

	Years ended August 31,
	2009	2008
Cost of Sales	$—	$3
Research and development expense	96	987
Sales and marketing expense	57	180
General and administrative expense	31	30
Impairment - goodwill and intangibles	1,583	15,654
Discontinued operations	—	2,238

Total depreciation, amortization and impairment	$1,767	$19,092

The depreciation only on the write-up of acquisition fixed assets in the schedule above is $63,000 for fiscal year 2009 and $98,000 for fiscal 2008. There is no scheduled amortization and depreciation costs of the remaining increased asset values in our next fiscal year. The remaining intangibles with a carrying value are goodwill and trademark. These intangibles are not subject to amortization, but are subject to annual testing for impairment.

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

A summary of stock compensation expense is as follows:

	2009	2008
Cost of Sales	$61,000	$75,000
Research and development expense	25,000	45,000
Sales and marketing expense	152,000	152,000
General and administrative expense	206,000	189,000
Restructuring expense	—	27,000
Discontinued operations	(1,000)	20,000

Total stock compensation expense	$443,000	$508,000

The reduction in stock compensation expense in the current year compared to the prior year was due to reductions in personnel under restructuring programs. We intend to continue to use various stock plans as an important part of our compensation package. We are competing for talent with other companies that have stock plans in place and our work force values stock as a form of compensation. We intend to primarily issue RSUs in lieu of stock options in future periods to lessen dilution and control expense.

Gross Profit

Overall Gross Profit Trends in Fiscal 2009 Compared to Fiscal 2008

Gross profit margin decreased to 36.3% in the current year compared to the prior year’s 37.6%. This 1.3% (130 basis point) reduction in gross margin was primarily due to the impact of a significant amount of overhead cost being allocated over less sales – a volume impact. Overhead costs for fiscal year 2009 were approximately $4 million, which was a 32% reduction in cost from the prior year. These costs include the cost of our operations staff that manages our contract manufacturing network and plans our operations and includes some other relatively fixed costs such as depreciation. However, sales decreased by 42% from last year. Therefore overhead cost of sales as a percentage of sales increased by 1.7%, which is slightly larger than the overall decrease in gross margin.

The volume effect can be seen in our quarterly gross margin numbers. Gross margins were very close to last year in our first and fourth quarters. In the first quarter, sales volumes were similar to fiscal 2008’s first quarter, while in the fourth quarter the savings that we planned as described in the section entitled “Impact of Economic Conditions and Our Response” were in effect. In the middle two quarters, gross margins were lower (34.2% and 35.9%) when sales volumes were lower. We believe sales volume will continue to have a very significant impact on future gross margins.

Partially offsetting the volume effect was a product mix improvement. Gross margins in fiscal 2009 did benefit from the shift to the higher gross margin Wireless Solutions products being 56% of total sales, rather than 46% in fiscal 2008. Due to their higher technical content, our Wireless Solutions products have higher potential gross margins than our Wireless Components products.

Gross margin trends were different for our two business segments. Gross margins for our Wireless Components group increased from 27.0% in fiscal 2008 to 29.7% ion fiscal 2009. This group benefited from our cost reductions, a very profitable military grade order that occurred in the fourth quarter and a shift in allocated overhead to the Wireless Solutions group, as we moved resources to better support that business. Wireless Solutions group gross margin, on the other hand, decreased from 50.2% in fiscal 2008 to 41.5% in fiscal 2009. This is despite the fact that this group also benefited from our various cost reductions. The reduction in gross margin was primarily due to higher overhead costs, including the shift in allocated overhead costs from the Wireless Components group as we moved support towards that group. Wireless Solutions products ended up bearing much of the volume effect that was described above. In addition, Wireless Solutions products encountered some start up costs for new products, particularly in the fourth quarter and a product mix shift within RF modules products towards lower-priced standard products that are more price-competitive units that have lower margins.

Overall Gross Profit Trends in Fiscal 2008 Compared to Fiscal 2007

Gross profit margin increased to 37.6% in fiscal 2008 compared to 31.7% in fiscal 2007, resulting primarily from the favorable impact of cost reductions, including our transition to a fabless business model. This is best seen in the improved gross profit margin for our Wireless Components segment, which increased from 19.2% in fiscal 2007 to 27.0% in fiscal 2008 - despite an 8% overall decrease in average selling prices. Per unit manufacturing costs for the Wireless Components segment decreased almost 17% or $4.3 million. In addition, gross profit margins for our Wireless Solutions segment improved from 46.6% to 50.2% - despite a decrease in average selling prices of 4%, resulting from a decrease in per unit manufacturing cost of 10% or $1.4 million in cost savings. This segment shared some of the benefits of the transition to a fabless business model, including moving to offshore contract manufacturers. Gross profit margins for all five of our product lines improved, ranging from 2% to 10% of sales increase for our highest volume product lines.

Fiscal 2007 included some non-recurring costs, specifically a $1.2 million provision for inventory reserves related to the move to a fabless business model. The provision for inventory reserves was lower in fiscal 2008 by $1.1 million. In addition, the Wireless Solutions segment in fiscal 2007 incurred a $344,000 higher amortization expense related to the acquisition of Cirronet. In terms of gross margin, eliminating the impact of these two items would have resulted in a 2.8% higher gross profit margin in the prior year or 34.5%. Therefore, on a comparable basis, the gross margin in the current year of 37.6% represented a 300 basis point improvement, primarily due to our move to a fabless business model. The fabless business model was fully in place for only the last three quarters of fiscal 2008.

Since the higher margin Wireless Solutions segment comprised 46% of total sales in both years, product mix as between Wireless Components and Wireless Solutions did not have a major impact on gross margins for fiscal 2008 as a whole.

We were able to substantially improve gross margins in fiscal 2008 due to our successful cost reduction efforts and we continue to target additional cost reductions. However, there is no assurance that margins will continue to improve in future periods, since they are influenced by other factors, such as change in average selling prices and the impact of sales volume on relatively large fixed costs, as outlined in the section below entitled “Factors Influencing Gross Margins.”

Factors Influencing Gross Margins

Our gross margin continues to be influenced by several factors, both favorable and unfavorable. Some favorable factors are outside our control. Several factors that influence gross margin represent our long-term efforts to improve gross margins are:

(1)	Shift in product mix - Our higher-priced products, the Wireless Solutions products, have a greater long-term potential for gross margins than the very price-sensitive Wireless Components products. A shift in sales to these products has a large positive impact on margins. These higher-margin products in the current year represented 56% of total sales, compared to 46% in the previous year, causing a positive shift in margins resulting from product mix in the current year. Our strategy is to focus our product and market development efforts on Wireless Solutions products. We cannot assure you that this strategy regarding an improved product mix will be achieved in future periods.

(2)	Success in achieving ongoing cost reduction - Normally our product lines have achieved cost per unit reductions on a year-over-year basis. This was again achieved in our current year, as described in the previous section. This is our general strategy to offset the impact of decreasing average selling prices. We were able to achieve per unit cost reductions for most of our product lines in fiscal 2009. We intend to continue our efforts to reduce manufacturing costs in future periods, although there is no assurance that this can be done.

(3)	Higher number of units sold or produced - This factor results in lower average unit cost due to relatively high fixed manufacturing costs being spread over a larger unit number of sales and production. Fixed manufacturing costs still include a significant amount of payroll related support costs and depreciation expense for manufacturing equipment. Our plan is to increase sales volumes to achieve this result. However, if sales volumes were to decrease in future periods, our average unit costs would rise, becoming unfavorable. This, in fact, occurred in fiscal 2009.

Unfavorable factors which influence gross margin, some of which are outside of our control, include, but are not limited to, the following:

(1)	Decrease in average selling prices - As discussed above, we normally experience a reduction in average selling prices in virtually all of our product lines, a trend which we expect will continue due to competitive pressures and the fact that newer products, like older products, are reaching sales levels at which customers expect volume-based pricing discounts.

(2)	The impact of non-cash charges for obsolescence and write-downs of inventory - These costs were $720,000 in fiscal 2009, higher than $543,000 in fiscal 2008. These costs were $1.2 million in fiscal 2007 due to the change to a fabless business model.

(3)	New products encounter ramp up costs associated with new manufacturing processes - We will continue to introduce new products into our contract manufacturers processes, and, therefore, we may be subject to unanticipated new product production costs that negatively affect our gross margin. This in fact occurred in the fourth quarter of fiscal 2009.

Research and Development Expense

Research and development expense was approximately $4.0 million, $7.1 million and $8.2 million in fiscal 2009, 2008 and 2007, respectively. The $3.1 million or 44% reduction from fiscal 2008 and the 13% decrease from fiscal 2008 to 2007 were primarily due to reductions in head-count and other expenses related to our cost reduction efforts. See the section entitled “Impact of Economic Conditions and Our Response” for further information on this.

Approximately $0.9 million of the decrease in research and development expense was due to decreased amortization expense for acquired intangible assets. At the end of fiscal 2008 there was a very significant impairment of these assets and in the third quarter of our current year we incurred a further impairment, writing off the remaining amortizable intangible assets. We currently do not expect to incur any amortization expense for acquired intangible assets in future periods. See the section entitled “Amortization and Impairment of Increased Asset Values Related to Fair Value of Acquired Businesses” for further details.

Research and development expenses were 12% of sales in the current year, 13% of sales in fiscal 2008 and 15% of sales in fiscal 2007. We believe that we have retained the core engineering capabilities we need to continue to develop products and service our customers, and that the continued development of our technology and new products is essential to our growth and success. While there was a significant reduction in the current year, we believe that we retain sufficient resources to support our growth strategy for the Wireless Solutions business and adequate support to maintain our Wireless Component business. Currently our focus is on developing new RF modules, RFIC’s and new versions of our Virtual Wire® Short-range Radio products for industrial and medical applications.

Going forward, in the near term we expect to incur similar or slightly decreased research and development expense from the levels we incurred in our fourth quarter.

Sales and Marketing Expense

Sales and marketing expense was $5.1 million, $8.4 million and $8.6 million in fiscal 2009, 2008 and 2007, respectively. The $3.3 million or 39% reduction from the prior year was primarily due to reductions in head-count and other expenses related to our cost reduction efforts, as well as lower sales commission expense resulting from lower sales. See the section entitled “Impact of Economic Conditions and Our Response” for further information on this.

Sales and marketing expenses were 16% of sales in each of fiscal 2009, fiscal 2008 and fiscal 2007. We continue to improve our sales channels by adding or changing sales representative firms and distributors. We intend to pursue increased sales aggressively in future periods, particularly for Wireless Solutions products. We believe that the greater technical content of the Wireless Solutions business and our growth strategy requires the current level of sales and marketing expenses as a percentage of sales, at least for the foreseeable future.

Going forward, in the near term we expect to incur similar or slightly increased sales and marketing expense, except for sales commission expense which will fluctuate in line with sales levels.

General and Administrative Expense

General and administrative expense was $3.3 million, $4.3 million and $4.0 million in fiscal 2009, 2008 and 2007, respectively. Fiscal 2009’s $1.0 million, or 24%, decrease from the prior year, resulted primarily from reductions in head-count and other expenses related to our cost reduction efforts. See the section entitled “Impact of Economic Conditions and Our Response” for further information.

General and administrative expense was 10% of sales in the current year, compared to 8% of sales in fiscal 2007 and 7% in fiscal 2006. The increase in general and administrative expense as a percent of sales results from a reduction in sales of 42% and a reduction in expense of only 24%. We have significant remaining fixed costs related to managing the business and fulfilling our obligations as a public company.

Going forward, in the near term we expect to incur similar or slightly increased general and administrative expense from the levels we incurred in our fourth quarter.

Restructuring and Fixed Asset Impairment Expense

Over the past few years, we have undertaken a series of initiatives to reduce cost. We have outsourced our Dallas, Texas manufacturing facilities, we have consolidated our back office support functions and more recently we have reacted to economic conditions. This has resulted in approximately $13 million in annual savings. To achieve these savings, we have incurred expenses for employee severance, facility clean up, obtaining consulting advice on organizational structure and had some fixed asset impairments.

Restructuring expense for the current year was $444,000, compared to $858,000 in fiscal 2008 and $1,961,000 in fiscal 2007. In the current year, the costs were primarily employee severance costs, partially offset by a small amount of gains on the sale of idle equipment. In fiscal 2008, the costs consisted of employee severance cost of $634,000, $204,000 in consulting costs to help us optimize our organization, $174,000 in facility clean up costs, and $134,000 of other costs. Also in fiscal 2008, those costs were partially offset by gains on sales of idle equipment in the amount of $288,000. In fiscal year 2007 restructuring expense consisted of $1.3 million of fixed asset impairments and $639,000 in severance costs. Restructuring and impairment expense is summarized on Note 17 of our consolidated financial statements.

Going forward, we do not expect a significant amount of restructuring and impairment expense in the foreseeable future. We do not have any remaining employee severance payments that have not been paid as of the end of fiscal 2009.

Impairment Expense – Goodwill and Intangibles

Under SFAS No. 142, “Goodwill and Other Intangible Assets”, we are required to perform annual testing of the fair value of our intangible assets. The results of this testing was $1,583,000 in impairment expense in fiscal 2009, compared to $15,654,000 in expense for fiscal 2008 and zero impairment for fiscal 2007.

We test goodwill annually by comparing the estimated fair values of our reporting units to their carrying values. Due to the decreased price of our stock our market capitalization was below our recorded stockholder’s equity, providing us a preliminary indication of goodwill impairment. Additional testing was performed that confirmed the indication of impairment.

Further tests were performed in each year in which a fair market value assessment was made for both our goodwill and our other intangible assets and compared to our balance sheet net book values for these assets. The book values on the balance sheet had originally been established using appropriate methods under a similar process performed at the time of the Cirronet acquisition. Those values were partially dependent on various factors, including a forecast of future sales and cash flows of products to be sold to M2M markets. The current fair value assessment was also based upon many of those same factors, including a current forecast of sales and cash flows for the various products related to the intangible assets.

In fiscal 2008, we noted a delay in sales to the M2M market. These delays were due to various factors, including some that were out of our control, such as: delays in obtaining industry standards on specifications; delays in availability of key components for products; program delays on the part of the customer; general economic conditions causing customers to delay projects; and other factors. Our competitors in the same space had experienced similar delays in obtaining expected sales increases. The sales forecast we made in fiscal 2008 under existing economic conditions reflected these delays, moving expected sales increases further into the future.

In fiscal 2009, we noted a very significant economic downturn, as detailed in the section above entitled “Impact of Economic Conditions and Our Response.” In particular, we noted significant impact on sales for European surveying and telemetry applications, which normally are some of the largest applications for Cirronet products. The impact of the economic downturn on construction related activity has had negative impact on these applications.

While we continue to believe the Cirronet module products represent a key building block for our Wireless Solutions strategy, the accounting testing indicated significant impairment in both fiscal 2009 and 2008 when fair values were compared with balance sheet amounts. In fiscal 2009, the result was an impairment of approximately $1.6 million that was recognized in our third quarter. This impairment included the approximately $1.3 million remaining net book value of the amortizable intangibles plus a portion of the trademark book value in the amount of approximately $0.3 million. Our test of goodwill resulted in no impairment in fiscal 2009.

In fiscal 2008, we incurred non-cash impairment charges of $10.4 million to goodwill and $5.3 million to other intangible assets that was recognized in our fourth quarter. Intangible assets and stockholder’s equity on our balance sheet were reduced by a total of $15.7 million as a result of these impairments. As a result of these impairments, amortization expense for fiscal 2009 was scheduled to be reduced from $1.2 million to $241,000 – a reduction of $960,000.

Also in fiscal 2008, we made the decision to discontinue the Aleier operations. As a result, we wrote off the $1.9 million balance of intangible assets associated with Aleier. This charge is included in the results of discontinued operations in that year.

As a result of these impairments, amortization expense for fiscal 2010 and beyond has been eliminated. There remains only $965,000 in goodwill and intangible assets related to the Cirronet acquisition on our balance sheet as of August 31, 2009 which remains subject to an annual impairment test.

Total Operating Expenses

Operating expenses were $14.4 million in the current year, compared to $36.3 million for fiscal 2008 and $22.8 million in fiscal 2007. The largest variations in expense between these years were restructuring and fixed asset impairment expense and impairment expense of goodwill and other intangible assets. The combination of those expenses was $2.0 million in fiscal 2009, $16.5 million in fiscal 2008 and $2.0 million in fiscal 2007.

Without restructuring and fixed asset impairment expense and impairment expense of goodwill and other intangible assets, operating expenses would have been $12.4 million in fiscal 2009, $19.8 million in fiscal 2008 and $20.8 million in fiscal 2007. The reductions in expense have been primarily due to the impact of our various cost reduction efforts, especially those outlined in the section above entitled “Impact of Economic Conditions and Our Response.” In the current year, expenses were also reduced because of lower sales commissions resulting from lower sales and reduced amortization of acquired intangible assets resulting from impairments.

Our immediate strategy has been to “right size” the business to return to profitability as soon as possible. We have taken a series of cost reduction actions to bring this about. This in fact has occurred in our fourth quarter. Going forward, in the near term we expect to incur similar or slightly increased operating expense from the levels we incurred in our fourth quarter, except for sales commission expense which will fluctuate with sales.

Other Income (Expense)

Other expense increased to $647,000 this year, compared to $568,000 in fiscal 2008 and $846,000 in fiscal 2007. The primary expense for all three years was interest expense, which decreased throughout these periods as we paid down the outstanding bank debt. Interest rates increased in fiscal 2009 as a result of our non-compliance with covenants. Fiscal 2007 was higher than fiscal 2008 primarily because we incurred an expense to write off a $137,000 investment in a wireless systems start-up company in fiscal 2007.

Going forward, in the near term we expect to incur similar or slightly decreased non-operating expense.

Income Tax Expense (Benefit)

We recorded small net income tax benefits of $99,000, $125,000 and $2,000 in fiscal 2009, 2008 and 2007, respectively. In accordance with SFAS 141 “Business Combinations”, in fiscal 2007 we recorded a net $421,000 deferred tax liability related to our acquisition of Cirronet, with the difference being adjusted to goodwill, rather than profit and loss. In both fiscal 2009 and 2008, we recorded a deferred tax benefit related to the impairment of intangible assets. The deferred tax benefit amounts were $111,000 in fiscal year 2009 and $185,000 in fiscal 2008. This reduced the net deferred tax liability to $125,000 at the end of fiscal 2009.

In recent years, we recorded small provisions for state income tax or in some cases adjustments to alternative minimum federal and state income tax accruals. Since fiscal 2001, we have fully reserved, in a non-cash charge, all tax benefits that had been recorded prior to that point in accordance with SFAS 109 “Accounting for Income Taxes.” We continue to maintain a substantial valuation allowance on our deferred tax assets due to our historical losses and a limited history of taxable income.

We retain the tax benefits that have been reserved and we will realize the benefits in future periods to the extent we are profitable. As of the end of the current year, we have income tax carryforwards and other potential tax benefits available to reduce future federal taxable income by approximately $25.3 million as explained in Note 15 to our consolidated financial statements. The net operating loss (“NOL”) carryforwards begin to expire on August 31, 2020.

Going forward, we expect to record relatively small income tax provisions until the recovery of deferred tax assets is more likely than not.

Discontinued Operations

In fiscal 2008, we made the decision to discontinue the activities of our Aleier subsidiary (“Aleier”), subject to satisfaction of existing contractual commitments. Aleier represented the software and services portion of our Wireless Solutions business. We did not see the increase in sales we expected from Aleier. The software and services business required, and would likely have continued to require, a very large ongoing investment, and was not yet profitable. We determined that the costs of supporting the business were greatly in excess of our near-term revenue potential for software and services.

The net loss from discontinued operations was $157,000 in fiscal 2009, $4.7 million in fiscal 2008 and $931,000 in fiscal 2007. Virtually all the operations of this business have been wound down.

Going forward, we expect that the results of operations and effect on future cash flows for the discontinued operation will minimal.

Earnings (Loss) per Share

Net loss for the current year was $3.5 million, compared to a net loss of $20.9 million in fiscal 2008 and a net loss of $7.0 million for fiscal 2007. Our basic and diluted loss per share was $0.35 for fiscal 2009, compared to $2.17 for fiscal 2008, and earnings per share of $0.77 for fiscal 2007.

All three years were materially effected by unusual charges. The $3.5 million loss for fiscal 2009 includes $2.2 million for three unusual charges, including $1.6 million for impairment expense for goodwill and other intangibles assets, $0.4 million for restructuring expense and $0.2 million loss from discontinuing operations. The $20.9 million net loss for the current year includes $21.2 million in three unusual charges, including $15.7 million for impairment expense for goodwill and other intangibles assets, $4.7 million for the loss from discontinuing operations and $0.8 million in restructuring costs. The $7.0 million loss for fiscal 2007 includes $2.9 million in two unusual charges, including $2.0 million in restructuring expense and $0.9 million in loss from discontinuing operations. Fiscal 2007 also included a $1.2 million charge for inventory obsolescence related to our move to a fabless business model that is not included in these unusual charges. See the sections above entitled “Restructuring and Fixed Asset Impairment Expense” and “Impairment Expense – Goodwill and Intangibles” for additional information on these unusual charges.

Outside of these unusual charges, fiscal 2009 income decreased somewhat. Gross profit in fiscal 2009 decreased by $8.9 million due to lower sales and slightly decreased gross margins. This was partially offset by $7.5 million less in operating expenses. The effects of the economic downturn and our response to it are evident when looking at quarterly net income or loss for 2009. We were at near breakeven in our first quarter, before we experienced any significant impact of the recession. In the second quarter, with a 42% reduction in sales we experienced a loss of over $1 million even when restructuring costs are excluded. In our third quarter, on the same sales our cost reduction efforts started to take effect and we lost less than $0.5 million when restructuring and impairment expenses are excluded. In our fourth quarter, with a 15% recovery in sales and full effect of our cost reduction effort, we returned to profitability.

Outside of those unusual charges, fiscal 2008 income improved significantly. Gross profit in fiscal 2008 improved by $3.1 million due to improved gross margins related to our move to a fabless business model and all other operating expenses decreased $1.0 million due to our actions to reduce costs.

In fiscal 2009, there was a much smaller impact from amortization of increased asset values related to fair value of the acquisitions than in the two prior years, but similar impact from stock compensation. Amortization of increased asset values related to fair value of the acquisitions was only $0.2 million in fiscal 2009, compared to $1.2 million in fiscal 2008 and $1.8 million in fiscal 2007. See the section above entitled “Amortization and Impairment of Increased Asset Values Related to the Fair Value of Acquired Businesses” for additional information. Stock compensation expense was $0.4 million in fiscal 2009, compared to $0.5 million in fiscal 2008 and $0.6 million in fiscal 2007. See the section above entitled “Stock Compensation Expense” for additional information.

Fourth Quarter of Fiscal 2009

Unaudited quarterly financial data is presented in Item 6 – Selected Financial Data.

Sales for the fourth quarter of $7.5 million decreased 40%, compared to $12.4 million in the comparable quarter of the prior year, but they increased 15% from the previous quarter’s $6.5 million. The sales changes in the current quarter compared to both periods were primarily due a change in the number of units shipped for most of our product lines as a result of economic conditions in the markets we serve.

Sales for our Wireless Solutions group decreased only 30% from the comparable quarter of the prior year, but increased 15% from the previous quarter. These products primarily are sold to the industrial and medical markets, which appear to be less impacted by the economic downturn. Total sales to the industrial market decreased 38% from the comparable quarter of the prior year, but increased 11% from the previous quarter. Total sales to our medical markets increased 31% from the comparable quarter of the prior year and 35% from the previous quarter. These increases in sales to the medical market continue a trend towards increasing acceptance for particular applications.

Sales for our Wireless Components group, on the other hand, decreased 49% in comparison to the prior year, but also increased 14% from the previous quarter, primarily due to similar changes in the number of units sold. These products primarily are sold to the automotive, consumer and telecommunications markets, which appear to have been greatly impacted by the economic downturn. Our total sales to these markets all decreased approximately 60% from the comparable quarter of the prior year, but did not change materially in total from the previous quarter.

The decrease in sales for the Wireless Components group products also continues a trend of lower sales as some of these mature products lose market share. They also experienced an 11% decrease in average selling prices from the comparable quarter of the prior year and a similar decrease from the previous quarter. By contrast, Wireless Solutions products experienced an increase in average selling prices in both periods due to changes in product mix, particularly toward medical products.

For some time we have focused much of our product and market development resources on Wireless Solutions group products which we believe offer better growth prospects and have higher gross margins. The acquisition of Cirronet in fiscal 2007 was an important part of this strategy. Our product development efforts have been primarily directed at Wireless Solutions opportunities.

Gross profit margin was 37.4% for the fourth quarter, compared to 36.9% for the comparable quarter of the prior year and 35.9% for the previous quarter. The improvement in gross margin of 150 basis points over the previous quarter is primarily due to increased sales volume which allowed relatively fixed overhead to be spread over more sales. The improvement in gross margin of 50 basis points from the comparable quarter of the prior year was primarily due to the impact of our efforts to reduce overhead spending as part of our overall cost reduction efforts.

The gross margins of our two segments did not follow traditional trends in the fourth quarter. Wireless Component Group gross margins increased to 40.0% from 31.4% in the previous quarter, primarily due to a very profitable frequency control order for a military grade product. On the other hand, Wireless Solutions products gross margin decreased to 35.4%, primarily due to start up costs for a new product, a product mix shift to lower margin RF module products and increased inventory reserves. We would expect the gross margins to return to more normal trends in future periods.

Operating expenses for the fourth quarter were $2.6 million, compared to $20.9 million for the comparable quarter of the prior year and $4.2 million for the previous quarter. The current quarter did not include $16.2 million in restructuring and impairment costs that occurred in the comparable quarter of the prior year and $1.6 million of the same type of costs that occurred in our previous quarter. See the sections above entitled “Restructuring and Fixed Asset Impairment Expense” and “Impairment Expense – Goodwill and Intangibles” for additional information on these unusual charges.

Without these unusual charges, our fourth quarter overall operating expenses were virtually the same as they were in the previous quarter and they reflect the cost reductions that we have put in place. See the section above entitled “Impact of Economic Conditions and Our Response” for additional information on the cost reduction effort. Research and development expenses included a $90,000 charge for write-offs related to abandoned patents. General and administrative expenses decreased $140,000 from the previous quarter as our cost reductions continued to take effect.

Other expense was $157,000 in the fourth quarter, compared to $174,000 in the comparable quarter of the prior year and $163,000 in the previous quarter. The decrease from the comparable quarter of the prior year was primarily due to a decrease in interest expense related to a lower amount borrowed, despite the continuing increased rate of interest on our bank facility.

Income tax was a $1,000 benefit in the current quarter, compared to a $163,000 benefit in the comparable quarter of the prior year and a $113,000 benefit in the previous quarter. The current quarter did not include a $186,000 deferred tax benefit related to the impairment of intangible assets that occurred in the comparable quarter of the prior year and a similar benefit of $110,000 that occurred in the previous quarter. Normally we record small provisions for state income tax or in some cases adjustments to alternative minimum federal and state income tax accruals.

In fiscal 2008, we decided to discontinue our Aleier subsidiary. The results of operations from our discontinued operation were only a $7,000 loss in the current quarter, compared to a $3.2 million loss for the comparable quarter of the prior year and a $58,000 loss for our previous quarter. Aleier operations have virtually been wound down, so we expect our discontinued operation to have minimal impact on our results of operations or cash flows in future periods. See Note 2 to the consolidated financial statements for additional information.

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

Financial covenants under the Credit Agreement include financial covenants as to the ratio of debt to funds from operations (debt service ratio), profitability, and capital expenditures. Our operating results for the second quarter of fiscal 2009 resulted in with a violation of certain financial covenants in the Credit Agreement. Under the terms of the Credit Agreement, we were required, for the quarter ended February 28, 2009, to achieve certain standards for net income (as adjusted per the Credit Agreement) and debt service coverage which were not attained. The Credit Agreement provides that, upon non-compliance with such financial covenants, the bank may take various actions, including among other things any one or more of the following: (a) terminate its commitment to make advances to the Company, (b) declare the balance of the indebtedness, in the amount of approximately $3.6 million as of August 31, 2009, due and payable, or (c) exercise its rights as a secured creditor by taking possession of or otherwise liquidating some or all its collateral.

The Bank’s right to take these actions was suspended by a Forbearance Agreement (“Forbearance Agreement”), dated May 12, 2009, that expires on January 31, 2010. The only covenants under the Forbearance Agreement are levels of monthly profitability and capital expenditures. The Company was in compliance with those covenants for the months of April thru August in fiscal year 2009 and for the month of September in fiscal year 2010. Current forecasts of performance indicate compliance for the remaining months of the Forbearance Agreement.

Additionally, the Forbearance Agreement allows the Bank to increase the interest rate on unpaid balances daily based on the three-month LIBOR plus 7.50%, which resulted in a rate of 7.80% as of August 31, 2009. The interest rate prior to our covenant violations in our second quarter was approximately 5.3%.

Upon the expiration of the Forbearance Agreement, we expect to either extend it or to enter into a credit agreement with new financial covenants. We continue to have access to available funds under the credit facility. Should (a) there be a violation of one or more of the financial covenants or should the Forbearance Agreement expire and (b) we are unable to negotiate a waiver or amendment and the Bank exercises the aforementioned actions, and (c) if we are unable to secure other financing, we may not be able to continue as a going concern.

In April 2009, we entered in to a commercial loan agreement with another lender secured by our headquarters facility in Dallas, Texas. The loan is for $900,000 and provides for monthly payments of $5,000 plus accrued interest at the current annual rate of 6.5%. The commercial loan agreement calls for 59 monthly payments of $5,000 each with the 60th payment being the balance of the loan. The proceeds of this loan were used to pay off the Bank term loan and to reduce our revolving line of credit. The balance of this loan at August 31, 2009 was $880,000.

At August 31, 2009, we maintained access to our revolving line-of-credit, which had a loan balance of $3.6 million. Additional loan advances of approximately $1.3 million were available under our current borrowing base as of our year end. See Note 8 to the consolidated financial statements for additional information.

Liquidity

Liquidity at August 31, 2009 consisted primarily of $0.6 million of cash and our revolving line of credit facility had a loan availability of approximately $1.3 million from our borrowing base which is based on eligible accounts receivable and inventory.

During fiscal 2009, we encountered liquidity issues related to a reduction in our borrowing base resulting from the economic downturn and changes in the collateral value of our assets. We took numerous actions to address these issues, which are described above in the section entitled “Actions to Improve Liquidity.” Those comments are not repeated here, but the reader should understand that numerous actions were taken to achieve the results that are detailed in this section of our report.

Net cash provided from our operating activities in the current year was $4.2 million, compared to $0.8 million in fiscal 2008 and $0.3 million used in operating activities in fiscal 2007. This was a $3.4 million improvement in cash flow during fiscal 2009 over fiscal 2008. The primary reason for increased cash provided by operations during fiscal 2009 was a $3.1 million improvement in various working capital items used in operating activities in comparison to the prior year. Accounts receivable decreased $3.8 million this fiscal year, primarily due to decreased sales and was aided somewhat by favorable customer payment terms. In the prior year receivables declined only $0.8 million. According to the terms of our Credit Agreement, reductions in our accounts receivable collateral result in a reduction in our availability on our revolver, and we used this accounts receivable reduction (and other funds) to pay down our bank debt.

The most important management action that we took during fiscal 2009 was to reduce inventory by $3.8 million, in comparison to a $1.4 million increase in the prior year. This was a determined effort that was undertaken by our operations and sales team and was achieved in part by restricting the flow of material in from our contract manufacturers. This allowed us to also pay down $3.3 million in accounts payable and $0.6 million in accrued expenses and other liabilities, including severance accruals. In the prior year accounts payable actually increased by $1.3 million, while other accrued expenses were paid down by $0.5 million. Since the lead time we give to our contract manufacturers is in some cases in excess of what we are required to give our customers, we buy some standard inventory items based on a forecasted need. From time to time, this factor results in an unintended increase in inventory that we need to reduce in subsequent periods. This occurred at the end of fiscal 2008 and we subsequently reduced inventory. Netting these key working capital elements shows a $3.5 million increase in operating cash flow.

Collection of our accounts receivable on a days-sales-outstanding measurement was in the mid 40-day range at the end of our fourth quarter of fiscal 2009 and was slightly better than our normal mid 50’s days-sales-outstanding due to some favorable customer payment terms. Despite our exposure to the automotive business, past due accounts remain very small. In contrast with our last two quarters, we are now current with normal supplier payment terms.

A smaller positive factor in current year cash flow was the increase in net income adjusted for non-cash items. This is despite the 42% reduction in sales for the year caused by the economic downturn. In the current year, a $3.5 million in net loss was more than offset by $4.0 million of non-cash items, resulting in a net positive income adjusted for non-cash items of $0.6 million. In the prior year, the very large loss of $20.9 million was also more than offset by non-cash items in the amount of $21.1 million, resulting in a positive net income adjusted for non-cash items of $0.2 million.

In summary, operating cash flow in the current year improved $3.1 million over fiscal 2008 due to working capital items and $0.4 million in net income adjusted for non-cash items. This resulted in a $3.5 million net improvement in operating cash flow in comparison to last year. It also resulted in a $4.2 million positive operating cash flow for the current year.

Operating cash flow for the current quarter was a positive $1.3 million, primarily as a result of a positive $0.7 million in net income adjusted for non-cash items, which is essentially the same combination of factors that generated a positive $0.6 million in EBITDA for the quarter. In addition, there was $0.6 million generated from lower working capital requirements. Trade receivables decreased $0.1 million despite increased sales, primarily due to favorable customer terms. Inventory decreased another $0.5 million, but that was more than offset by a $0.8 million reduction in accounts payable as we paid them down to become current with normal terms from our suppliers. Another favorable factor was $0.7 million in advance customer payments. We expect these advance payments to be repaid over one year, beginning on December 1, 2009.

The positive operating cash flow for the current year, the current quarter and the prior year is consistent with our recent experience of positive operating cash flow. Operating cash flow has been positive for four of the last five quarters. The various actions we have taken in response to economic conditions and our reduction in availability under our Credit Agreement were intended to achieve this result. Our plan is to continue to have positive operating cash flow for the next several quarters. We believe continued positive cash flow, as well as access to our credit facilities, will be sufficient to maintain normal operations for fiscal year 2010.

Cash used in investing activities was $0.0 million in the current year, compared to $0.2 million for the prior year. Capital spending was $0.1 million this year and this was offset by proceeds from dispositions of property and equipment. Virtually the same thing happened in fiscal 2008, when capital spending was $0.9 million and proceeds from dispositions of property and equipment were $0.8 million. In fiscal 2010 we expect capital spending to be less than $0.5 million. We do not believe our fabless business model will be capital intensive. The primary investment activity in fiscal 2007 related to our use of $8.6 million in cash (net of acquired cash) to finance certain acquisitions.

Net cash used in financing activities was $4.9 million in the current year compared to $1.7 million in the prior year. In both years, the primary use of cash was to pay down bank debt and acquisition related liabilities. In fiscal year 2009 we paid down a net of $4.9 million on these liabilities and in fiscal year 2008 we paid down $2.2 million. In fiscal 2009, we used the proceeds of a $0.9 million mortgage on our Dallas, Texas facility to pay off our remaining term debt and a portion of our revolver with our senior lender. Net payments of bank debt to our senior lender were $5.8 million, which was 61% of the outstanding amount owed as of the end of fiscal 2008. In the fourth quarter of fiscal 2009, we paid down $1.1 million in bank debt.

In fiscal 2007 there was cash generated from financing activities 2007 of $6.4 million, which was primarily a $5.8 million net increase in bank loans (net of repayments of bank notes) used to help finance certain acquisitions and acquisition related liabilities. In fiscal 2009 there were very little funds raised from employee stock programs, as all stock options have exercise prices greater than the trading price of our stock. In fiscal 2008, $0.6 million was raised from employee stock programs, including exercise of stock options from employees of the acquired companies and $0.7 million was raised in fiscal 2007.

As of August 31, 2009, we had approximately $1.3 million of cash availability under our current credit agreement based upon the borrowing base which is derived from trade accounts receivable and inventory. An additional $1.1 million may become available under our credit agreement if our borrowing base were to increase sufficiently to support increased borrowing. We are not able to say when or if that will happen because of our inability to foresee future orders due to limited lead times on orders placed by our customers.

While we reported positive operating cash flows in recent years, a reduction in sales or gross margins could occur due to economic or other factors. We believe that cash generated from operations, our cash balances and the amounts available under our revolving credit facility will be sufficient to meet our cash requirements for fiscal 2010. If for any reason these sources of funds are not sufficient to meet our requirements, we may be required to raise additional funds. We cannot guarantee that we would be able to obtain additional financing. Should that happen, there could be a material adverse effect on our business, financial condition and results of operations.

Recently Issued Accounting Standards

On September 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements. In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 and FSP 157-2, Effective Date of FASB Statement No. 157.” FSP 157-1 amends

SFAS No. 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and liabilities except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until September 1, 2009. We adopted the provisions of SFAS No. 157 for financial assets and liabilities as of September 1, 2008, and there was no impact on our consolidated financial statements. The adoption of the remaining provisions of SFAS No. 157 on September 1, 2009 will not have an impact on our consolidated financial position or results of operations when it was applied to non-financial assets and liabilities not recognized or disclosed at fair value in the financial statements on a recurring basis.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS No. 159”),” which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. We have elected not to adopt the SFAS No. 159 fair value measurement option nor would the adoption of this Statement have an impact on our consolidated financial statements.

In December 2007, the FASB issued Statement No. 141 (Revised 2007), “Business Combinations.” This statement revises and replaces FASB Statement No. 141, “Business Combinations.” This statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. Statement 141 did not define the acquirer, although it included guidance on identifying the acquirer, as does this statement. This statement’s scope is broader than that of Statement 141, which applied only to business combinations in which control was obtained by transferring consideration. By applying the same method of accounting (i.e. the acquisition method) to all transactions and other events in which one entity obtains control over one or more other businesses, this statement improves the comparability of the information about business combinations provided in financial reports. This statement is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008, which is our fiscal 2010 that begins September 1, 2009. We do not currently expect that this new standard will have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosure about Fair Value of Financial Instruments” (“FSP 107-1/APB 28-1”). FSP 107-1/APB 28-1 requires interim disclosures regarding the fair values of financial instruments that are within the scope of FAS 107, “Disclosures about the Fair Value of Financial Instruments.” Additionally, FSP 107-1/APB 28-1 requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes of the methods and significant assumptions from prior periods. FSP 107-1/APB 28-1 does not change the accounting treatment for these financial instruments. We adopted this standard in the fourth quarter of fiscal year 2009. The estimated fair value of cash and cash equivalents, accounts receivable and accounts payable approximate their carrying amounts due to the relatively short period to maturity of these instruments. The estimated fair value of all debt as of August 31, 2009 approximated the carrying value since the loans incur interest at a variable rate.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” which applies to subsequent events not addressed by other applicable US GAAP. SFAS No. 165 states that all events occurring after the balance sheet date through the date of issuance should be evaluated to determine if the events provide additional evidence about conditions that existed at the balance sheet date. If additional information is provided, the information should be disclosed in the financial statements being issued. An entity shall not recognize events after the balance sheet date that provide evidence about conditions that did not exist at the balance sheet date but arose after the balance sheet date and before the financial statements are issued. The date through which subsequent events have been evaluated and whether that date is the date of issuance or the date the financial statements are available to be issued should be disclosed in the financial statements as well. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009. We adopted this statement during the fourth quarter of fiscal year 2009.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” which approves the “Accounting Standards Codification”, or ASC, as the single source of authoritative United States accounting and reporting standards applicable for all non-governmental entities. The ASC, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009. As the ASC is not intended to change or alter existing U.S. GAAP, it is not expected to have any impact on our consolidated financial position or results of operations.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is included in Appendix A attached hereto and incorporated by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

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

Inherent Limitations on Effectiveness of Controls

Our management, including the CEO and CFO, does not expect that our Disclosure Controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Management’s Annual Report on Internal Control over Financial Reporting

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

Our management assessed the effectiveness of our internal controls over financial reporting as of August 31, 2009, utilizing the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management believes that as of August 31, 2009, our internal controls over financial reporting are effective.

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

ITEM 9B.	OTHER INFORMATION

None.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

PART IV.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1.	Financial Statements. Financial statements are attached as Appendix A to this report. The index to the financial statements is found on page F-1 of Appendix A.

(a) 2.	Financial Statement Schedules. All schedules are omitted since the required information is not present or is not present in amounts sufficient to require a submission of the schedules, or because the information required is included in the financial statements and notes thereto.

(a) 3.	Exhibits. See Exhibit Index in part (b) below.

(b)	Exhibit Index

Exhibits	Previously Filed*	As Exhibit	Description

2.1	Form 8-K (filed 8/28/06)	2.1	Agreement and Plan of Merger dated as of August 24, 2006 by and among the Registrant, CI Acquisition, Inc., Cirronet Inc. and certain other parties thereto

2.2	Form 8-K (filed 8/28/06)	2.2	Agreement and Plan of Merger dated as of August 24, 2006 by and among the Registrant, Aleier Inc., Caver-Morehead Systems, Inc. and the shareholders of Caver-Morehead Systems, Inc.

2.3	Form 8-K (filed 8/28/06)	10.1	Form of Voting and Option Agreement dated as of August 24, 2006 between the Registrant and certain shareholders of Cirronet Inc.

3.1	Form 10-K (Year ended 8/31/94)	3.1	Restated Certificate of Incorporation

Exhibits	Previously Filed*	As Exhibit	Description

3.2	Form 10-K (Year ended 8/31/94)	3.2	Bylaws

4.1			Reference is made to Exhibits 3.1 and 3.2

4.2	Form 8-K (filed 12/29/94)	4.3	Rights Agreement dated as of 12/20/94

4.3	Form 8-K (filed 8/19/96)	4.4	First Amendment to Rights Agreement dated 8/14/96

4.4	Form 10-Q (Quarter ended 11/30/00) (filed 1/16/01)	4.5	Second Amendment to Rights Agreement dated 12/11/00

4.5	Form 8-A/A (Amendment No. 2) (filed 12/17/04)	4.6	Third Amendment to Rights Agreement between Registrant and Equiserve Trust Company, National Association, successor to Fleet National

4.6	Form 10-K (Year ended 8/31/05) (filed 11/17/05)	4.9	Specimen Stock Certificate

4.7	Form 8-K (filed 11/12/09)	4.1	Fourth Amendment to Rights Agreement between Registrant and Computershare Trust Company, N.A. (formerly known as EquiServe Trust Company, N.A.)

10.1	Form 10-Q (Quarter ended 2/28/01) (filed 4/16/01)	10.46	Warrant Agreement between Registrant and Wells Fargo Business Credit, Inc. dated as of 12/8/00

10.2	Form 10-Q (2001) (Quarter ended 5/31/01) (filed 7/13/01)	10.51	Manufacturing Agreement between Registrant and Automated Technology (Phil.) Inc. Electronics Corporation dated 2/22/01

10.3	Form 10-K (Year ended 8/31/01) (filed 11/29/01)	10.59	Amendment 1 to Manufacturing Agreement between Registrant and Automated Technology (Phil.) Inc. Electronics Corporation dated 7/19/01

10.4	Form 10-K (Year ended 8/31/02) (filed 11/21/02)	10.72	Product Agreement between Registrant and Tai-Saw Technology Co., LTD dated 9/1/002

10.5	Form 10-K (Year ended 8/31/03) (filed 11/20/03)	10.90	Chairman of the Board of Directors Service Agreement between the Registrant and Michael Bernique dated 5/31/03

Exhibits	Previously Filed*	As Exhibit	Description

10.6	Form 10-K (Year ended 8/31/04) (filed 11/18/04)	10.96	Amended and Restated Manufacturing and Technical Support Agreement between Registrant and Morioka Seiko Instruments, Inc. dated 6/11/04

10.7	Form 8-K (filed 10/27/05)	10.99	Omnibus Cash Incentive Plan of 2005

10.8	Form 8-K (filed 10/27/05)	10.100	Management Incentive Plan of 2005

10.9	Form 10-K (filed 11/17/05)	10.19	1994 Non-employee Director’s Stock Option Plan, as amended

10.10	Form 10-K (filed 11/17/05)	10.20	1994 Notice of Grant of Stock Options and Grant Agreement

10.11	Form 10-K (filed 11/17/05)	10.22	1997 Notice of Grant of Stock Options and Grant Agreement

10.12	Form 10-K (filed 11/17/05)	10.23	1999 Equity Incentive Plan, as amended

10.13	Form 10-K (filed 11/17/05)	10.24	1999 Notice of Grant of Stock Options and Grant Agreement

10.14	Form 8-K (filed 11/22/05)	10.26	Executive Sales Incentive Plan of 2005

10.15	Form 8-K (filed 12/19/05)	10.27	Form of Restricted Stock Unit Award

10.16	Form 8-K (filed 1/23/06)	99.1	Employee Stock Purchase Plan as Amended

10.17	Form 8-K (filed 1/23/06)	99.2	1997 Equity Incentive Plan as Amended

10.18	Form 8-K (filed 8/28/06)	10.2	Employment Agreement dated as of August 24, 2006 between Registrant and Robert M. Gemmell

10.19	Form 10-K (filed 11/20/06)	10.33	Form of Lock-Up Agreement for the stock of Registrant and Executive shareholders of Cirronet Inc.

10.20	Form 10-K (filed 11/20/06)	10.34	Form of Lock-Up Agreement for the stock of Registrant and General shareholders of Cirronet Inc.

Exhibits	Previously Filed*	As Exhibit	Description

10.21	Form 8-K (filed 1/22/07)	99.1	2006 Equity Incentive Plan

10.22	From 10-Q (Quarter ended 5/31/07) (filed 7/13/07)	10.4	Omnibus Incentive Plan of 2007

10.23	From 10-Q (Quarter ended 5/31/07) (filed 7/13/07)	10.5	Management Incentive Plan of 2007

10.24	Form 10-K (filed 11/29/07)	10.29	Amended and Restated Credit and Security Agreement between Registrant and Well Fargo Bank, National Association dated August 29, 2007

10.25	Form 10-K (filed 11/29/07)	10.30	Manufacturing Agreement between Registrant and Tai-Saw Technology Co., LTD dated August 31, 2007

10.26	Form 10-Q (Quarter ended 5/31/08) (filed 7/14/08)	10.1	First Amendment dated May 30, 2008 to Amended and Restated Credit and Security Agreement between Registrant and Wells Fargo Bank, National Association dated August 29, 2007.

10.27	Form 10-K (filed 11/24/08)	10.29	Form of Indemnity Agreement entered into by the Registrant and each of its officers and directors

10.28	Form 10-K (filed 11/24/08)	10.30	Second Amendment dated August 29, 2008 to Amended and Restated Credit and Security Agreement between Registrant and Wells Fargo Bank, National Association dated August 29, 2007.

10.29	Form 10-K (filed 11/24/08)	10.31	Form of Amended and Restated Change in Control Agreement for certain officers.

10.30	Form 10-K (filed 11/24/08)	10.32	Confidential Agreement and Release between Registrant and Joseph E. Andrulis dated August 29, 2008.

10.31	Form 10-K (filed 11/24/08)	10.33	Confidential Agreement and Release between Registrant and Robert J. Kansy dated August 29, 2008.

Exhibits	Previously Filed*	As Exhibit	Description

10.32	Form 10-Q (Quarter ended 2/28/09) (filed 4/14/09)	10.34	Non-Employee Director Stock Purchase Plan.

10.33	Form 10-Q (Quarter ended 2/28/09) (filed 4/14/09)	10.35	Long Range Incentive Plan of 2009.

10.34	Form 10-Q (Quarter ended 2/28/09) (filed 4/14/09)	10.36	Form of Restricted Stock Unit Award Letter.

10.35	Form 10-Q (Quarter ended 5/31/09) (filed 7/15/09)	10.37	Third Amendment dated April 13, 2009 to Amended and Restated Credit and Security Agreement between Registrant and Wells Fargo Bank, National Association dated August 29, 2007.

10.36	Form 10-Q (Quarter ended 5/31/09) (filed 7/15/09)	10.38	Commercial Loan Agreement between Registrant and Viewpoint Bank dated April 13, 2009.

10.37	Form 10-Q (Quarter ended 5/31/09) (filed 7/15/09)	10.39	Promissory Note made by Registrant payable to Viewpoint Bank dated April 13, 2009.

10.38	Form 8-K (filed 5/21/09)	99	Limited Forbearance Agreement and Fourth Amendment dated May 12, 2009 to Amended and Restated Credit and Security Agreement between Registrant and Wells Fargo Bank, National Association dated August 29, 2007.

10.39			Amended and Restated Limited Forbearance Agreement and Fifth Amendment dated July 31, 2009 to Amended and Restated Credit and Security Agreement between Registrant and Wells Fargo Bank, National Association dated August 29, 2007.

23.1			Consent of McGladrey & Pullen LLP, Independent Registered Public Accounting Firm

24.1			Power of Attorney**

31.1			Certification Pursuant to Section 302 of Sarbanes - Oxley Act of 2002 for CEO

31.2			Certification Pursuant to Section 302 of Sarbanes - Oxley Act of 2002 for CFO

Exhibits	Previously Filed*	As Exhibit	Description

32.1			Certification Pursuant to Section 906 of Sarbanes - Oxley Act of 2002 for CEO

32.2			Certification Pursuant to Section 906 of Sarbanes - Oxley Act of 2002 for CFO

*	Incorporated herein by reference.

**	Filed on the signature page of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, RF Monolithics, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 24th day of November, 2009.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of RF Monolithics, Inc. and in the capacities indicated on the 24th day of November, 2009.

/s/ DAVID M. KIRK David M. Kirk CEO, President & Director	/s/ WILLIAM L. EVERSOLE William L. Eversole Director

/s/ HARLEY E BARNES III Harley E Barnes III CFO	/s/ RICK L. HERRMAN Rick Herrman Director

/s/ MICHAEL R. BERNIQUE Michael R. Bernique Chairman	/s/ JONATHAN W. LADD Jonathan W. Ladd Director

APPENDIX A

FINANCIAL STATEMENTS

RF MONOLITHICS, INC.

INDEX TO FINANCIAL STATEMENTS -

ITEM 8 OF FORM 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of RF Monolithics, Inc.:

We have audited the accompanying consolidated balance sheets of RF Monolithics, Inc. as of August 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended August 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RF Monolithics, Inc. as of August 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2009, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management’s assessment of the effectiveness of RF Monolithics, Inc.’s internal control over financial reporting as of August 31, 2009, included in the accompanying Management’s Report on Internal Control over Financial Reporting and, accordingly, we do not express an opinion thereon.

/s/ MCGLADREY & PULLEN, LLP

Dallas, Texas

November 24, 2009

RF MONOLITHICS, INC.

CONSOLIDATED BALANCE SHEETS

AUGUST 31, 2009 AND 2008

(In Thousands, except par value)

	2009	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$585	$1,254
Trade receivables - net	4,712	8,434
Inventories - net	5,015	9,539
Prepaid expenses and other	315	265
Assets of discontinued operations	36	174

Total current assets	10,663	19,666
PROPERTY AND EQUIPMENT - Net	2,223	3,090
GOODWILL	556	556
INTANGIBLES - Net	369	2,073
OTHER ASSETS - Net	645	902
ASSETS OF DISCONTINUED OPERATIONS	—	79

TOTAL	$14,456	$26,366

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long term debt - bank	$3,706	$1,333
Capital lease obligations - current portion	41	48
Accounts payable - trade	2,169	5,406
Accrued expenses and other current liabilities	1,755	2,073
Liabilities of discontinued operations	—	321

Total current liabilities	7,671	9,181
LONG-TERM DEBT - Less current portion:
Notes payable - bank	—	8,097
Mortgage payable	820	—
Capital lease obligations	55	96

Total long-term debt	875	8,193
DEFERRED TAX LIABILITIES - Net	125	236

Total liabilities	8,671	17,610

STOCKHOLDERS’ EQUITY:
Common stock: $.001 par value, 20,000 shares authorized; 10,018 and 9,812 shares issued in 2009 and 2008, respectively	10	10
Additional paid-in capital	50,531	50,050
Common stock warrants	86	86
Treasury stock, 36 common shares at cost	(227)	(227)
Accumulated deficit	(44,615)	(41,163)

Total stockholders’ equity	5,785	8,756

TOTAL	$14,456	$26,366

See notes to consolidated financial statements.

RF MONOLITHICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED AUGUST 31, 2009, 2008, AND 2007

(In Thousands, except per-share amounts)

	2009	2008	2007
SALES	$31,984	$54,661	$55,179
COST OF SALES	20,362	34,099	37,677

GROSS PROFIT	11,622	20,562	17,502
OPERATING EXPENSES:
Research and development	3,961	7,101	8,155
Sales and marketing	5,116	8,403	8,598
General and administrative	3,265	4,301	4,039
Restructuring and fixed asset impairment	444	858	1,961
Impairment - goodwill and intangibles	1,583	15,654	—

Total	14,369	36,317	22,753

LOSS FROM OPERATIONS	(2,747)	(15,755)	(5,251)
OTHER INCOME (EXPENSE):
Interest income	1	17	61
Interest expense	(625)	(707)	(814)
Other	(23)	122	(93)

Total	(647)	(568)	(846)

LOSS BEFORE INCOME TAXES	(3,394)	(16,323)	(6,097)
Income tax benefit	(99)	(125)	(2)

LOSS FROM CONTINUING OPERATIONS	(3,295)	(16,198)	(6,095)
LOSS FROM DISCONTINUED OPERATIONS	(157)	(4,691)	(931)

NET LOSS	$(3,452)	$(20,889)	$(7,026)

LOSS PER SHARE :
Basic from continuing operations	$(0.33)	$(1.68)	$(0.67)
Basic from discontinued operations	(0.02)	(0.49)	(0.10)

Basic	$(0.35)	$(2.17)	$(0.77)

Diluted from continuing operations	$(0.33)	$(1.68)	$(0.67)
Diluted from discontinued operations	(0.02)	(0.49)	(0.10)

Diluted	$(0.35)	$(2.17)	$(0.77)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	9,934	9,627	9,066

Diluted	9,934	9,627	9,066

See notes to consolidated financial statements.

RF MONOLITHICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

YEARS ENDED AUGUST 31, 2009, 2008, AND 2007

(In Thousands)

	Common Stock		Additional Paid-in Capital	Stock Warrants		Treasury Stock	Accumulated Deficit	Total
	Shares	Amount		Shares	Amount
BALANCE, SEPTEMBER 1, 2006	8,094	$8	$38,157	30	$86	$(227)	$(13,248)	$24,776
Common stock issuances:
Stock for acquisition	709	1	4,297	—	—	—	—	4,298
Restricted stock units issued	24	—	(36)	—	—	—	—	(36)
Stock options exercised	412	—	621	—	—	—	—	621
Employee Stock Purchase Plan	39	—	170	—	—	—	—	170
Issuance of stock options for acquisition	—	—	5,174	—	—	—	—	5,174
Buyout and cancel consultant stock options	—	—	(19)	—	—	—	—	(19)
Amortization of stock compensation	—	—	612	—	—	—	—	612
Net loss	—	—	—	—	—	—	(7,026)	(7,026)

BALANCE, AUGUST 31, 2007	9,278	9	48,976	30	86	(227)	(20,274)	28,570
Common stock issuances:
Restricted stock units issued	79	—	(166)	—	—	—	—	(166)
Stock options exercised	419	1	629	—	—	—	—	630
Employee Stock Purchase Plan	36	—	103	—	—	—	—	103
Amortization of stock compensation	—	—	508	—	—	—	—	508
Net loss	—	—	—	—	—	—	(20,889)	(20,889)

BALANCE, AUGUST 31, 2008	9,812	10	50,050	30	86	(227)	(41,163)	8,756
Common stock issuances:
Purchased stock	36	—	22	—	—	—	—	22
Restricted stock units issued	102	—	(13)	—	—	—	—	(13)
Employee Stock Purchase Plan	68	—	29	—	—	—	—	29
Amortization of stock compensation	—	—	443	—	—	—	—	443
Net loss	—	—	—	—	—	—	(3,452)	(3,452)

BALANCE, AUGUST 31, 2009	10,018	$10	$50,531	30	$86	$(227)	$(44,615)	$5,785

See notes to consolidated financial statements.

RF MONOLITHICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED AUGUST 31, 2009, 2008, AND 2007

(In Thousands)

	2009	2008	2007
OPERATING ACTIVITIES:
Net loss from continuing operations	$(3,295)	$(16,198)	$(6,095)
Net loss from discontinued operations	(157)	(4,691)	(931)
Noncash items included in net loss:
Depreciation and amortization	1,251	1,410	2,350
Amortization of intangible assets	121	1,135	1,478
Goodwill and intangible impairment - continuing operations	1,583	15,654	—
Deferred income tax	(111)	(185)	—
Charge for inventory obsolescence and fixed asset impairment	720	543	3,377
Provision for trade receivable allowance - net	(28)	63	27
Stock-based compensation	444	488	607
Gain on disposal of property and equipment	(65)	(470)	(44)
Noncash items included in net loss from discontinued operations	92	2,454	385
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables	3,808	768	(575)
Inventories	3,804	(1,379)	(276)
Prepaid expenses and other	(46)	306	(50)
Accounts payable - trade	(3,276)	1,328	(734)
Accrued expenses and other liabilities	(600)	(464)	126

Net cash provided by (used in) operating activities	4,245	762	(355)

INVESTING ACTIVITIES:
Payments for business acquisitions, net of cash acquired	—	—	(8,589)
Acquisition of property and equipment	(98)	(856)	(744)
Proceeds from disposition of property and equipment	102	785	124
Change in other assets	(4)	(158)	(326)

Net cash used in investing activities	—	(229)	(9,535)

FINANCING ACTIVITIES:
Borrowings on notes payable	—	—	4,000
Net (repayments) borrowings on bank revolver note	(4,117)	3,920	3,842
Repayments of notes payable and acquisition earnout payable	(1,667)	(6,118)	(2,004)
Borrowings on mortgage note	900	—	—
Repayments of mortgage note	(20)
Repayments of capital lease and other	(48)	(53)	(127)
Proceeds from common stock and warrants issued-net of tax payments	38	568	736

Net cash (used in) provided by financing activities	(4,914)	(1,683)	6,447

DECREASE IN CASH AND CASH EQUIVALENTS	(669)	(1,150)	(3,443)
CASH AND CASH EQUIVALENTS:
Beginning of year	1,254	2,404	5,847

End of year	$585	$1,254	$2,404

SUPPLEMENTAL INFORMATION:
Interest paid	$460	$750	$544
Income taxes paid (refunded)	$24	$37	$(41)
Assets from acquisitions	$—	$—	$(26,837)
Liabilities and equity from acquisitions	$—	$—	$18,248
Cash paid for acquisitions, net of cash received	$—	$—	$(8,589)
Assets acquired under capital lease	$—	$88	$—

RF MONOLITHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED AUGUST 31, 2009, 2008 AND 2007

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

Revenue is recognized for the most part when we ship the product to the customer. The exception is consignment programs for several customers. Together, these account for less than 2% of the current fiscal year sales. We recognize sales from consigned products when the customer pulls the product for use from the consigned inventory.

In all cases, we recognize product sales at the point at which legal title passes to the customer. Our standard terms and conditions are FOB our factory (including our contract manufacturers). We permit the return of defective products and accept limited amounts of product returns in other instances on a case-by-case basis. Accordingly, we provide allowances for the estimated amounts of these returns based on historical experience when we recognize revenue. A small portion of our revenue is derived from engineering design services performed for customers.

Cash Equivalents represent liquid investments with maturities at the date of purchase of three months or less.

Trade Receivables consist primarily of amounts due from customers for product shipped to them. We perform credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current creditworthiness. We continuously monitor collections and payments from customers and maintain an allowance for doubtful accounts based upon historical experience and specific customer information. If events occur that cause the collectibility of outstanding trade receivables to become unlikely, we record an increase to our allowance for doubtful accounts. When all collection attempts (including a collection agency) have proven unsuccessful, the customer’s account is written off to the allowance for doubtful accounts. We maintain credit insurance on major customer balances and have a relatively diversified customer base.

Any customer advance payments are accounted for as deferred revenue until the related product is shipped to the customer.

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

In recent years, we have written off significant amounts of inventory. In the current year, we provided $720,000 in inventory loss provisions. In the prior fiscal year, we provided a total of $488,000 in inventory loss provisions. In fiscal year 2007, we provided a total of $1.6 million in inventory losses, including $1.2 million in inventory related to our transition to a fabless business model.

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

Goodwill and Other Intangible Assets with indefinite lives are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS) No. 142, “Goodwill and Other Intangible Assets”. We assess the impairment of acquisition goodwill and indefinite lived intangibles on an annual basis or whenever events or changes in circumstances indicate that the fair value is less than its carrying value. Factors that we consider important which could trigger an impairment review include a reduction in our market capitalization in relation to our net worth, poor economic performance relative to historical or projected future operating results, significant negative industry, economic or company specific trends, and changes in the manner of our use of the assets or the plans for our business.

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

Other Assets include patent and product certification with governmental agency costs that are amortized over the estimated useful lives of the patents and certifications, which are generally five and three years, respectively. Costs for patent applications denied are written off in the period in which the denial is received.

Financial Instruments that potentially subject us to an interest and credit risk consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and debt instruments, the carrying value of which are a reasonable estimate of their fair values due to their short maturities or variable interest rates.

Accrued Medical Benefits - We largely self-insure the payment of medical benefits to our employees. Consequently, we regularly estimate the value of unpaid benefits based upon historical trends and use that information to record our liability for benefits that have been incurred but not yet paid. We have stop loss insurance protection to cover the costs of medical claims over certain deductible amounts for any given plan year for an individual claimant or in the aggregate for all of our covered employees. However, medical claims may significantly and unexpectedly increase or decrease over a short period of time, in which case our reserve for unpaid claims may no longer be accurate. This could cause us to either increase or decrease medical expense and the corresponding reserve in a material way in the period in which the change occurred.

Research and Development Costs are expensed as incurred. These costs do not include nonrecurring engineering costs related to contract technology development sales, which are included in cost of sales.

Income Taxes - Deferred income taxes are provided using the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Due to historical losses and a limited history of taxable income, we maintain a significant valuation allowance on our deferred tax assets. Deferred tax assets and liabilities are adjusted for the effects of the changes in tax laws and rates of the date of enactment. Reported net deferred tax liabilities of $125,000 are the result of our acquisition of Cirronet in fiscal 2007 and subsequent impairment of trademarks in fiscal 2008 and fiscal 2009.

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

Earnings per Share is computed by dividing the net earnings by the weighted average shares of our common stock outstanding during the period. Diluted earnings per share is computed by dividing net earnings by the weighted average number of common and potentially dilutive shares, from dilutive stock options, restricted stock units and warrants to purchase common stock outstanding during each year. The dilutive effect of the options, restricted stock units and warrants to purchase common stock are excluded from the computation of diluted net loss per share if their effect is antidilutive. The number of common stock equivalents excluded from the diluted net loss per share computation at August 31, 2009, 2008 and 2007 because they were antidilutive were options, restricted stock units and warrants in the amount of 2,075,729 and 2,318,055 and 2,859,687, respectively. Because fiscal years ending August 31, 2009, 2008 and 2007 were a net loss, all of the outstanding options, restricted stock units and warrants are considered antidilutive.

Stock-Based Compensation - We adopted SFAS 123(Revised 2004), “Share-Based Payment”, or SFAS 123(R), for our fiscal year beginning September 1, 2005. In compliance with the standard, we recorded stock-based compensation expense in fiscal years 2009, 2008 and 2007 related to options for employees and directors and for our Employee Stock Purchase Plan, or ESPP. The fair value of stock options granted and favorable pricing of our stock offered under the ESPP is determined using the Black-Scholes model. Prior to the fiscal year 2006, we accounted for our option plans and ESPP under APB 25 and, accordingly, did not recognize compensation expense for options granted to employees and directors or for our ESPP. Compensation expense for options granted to consultants has been recorded in the current and prior years and is recognized over the vesting life of the options, which is aligned with the term of the consulting service.

In fiscal year 2006, we changed from granting stock options as the primary means of stock compensation to granting restricted stock units, or RSUs. The fair value of any RSU grant is based on the market value of our shares included in the RSU on the date of grant and is recognized as compensation expense over the vesting period.

Recently Issued Accounting Standards - On September 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements. In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 and FSP 157-2, Effective Date of FASB Statement No. 157.” FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS No. 157 for all nonfinancial assets and liabilities except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until September 1, 2009. We adopted the provisions of SFAS No. 157 for financial assets and liabilities as of September 1, 2008, and there was no impact on our consolidated financial statements. The adoption of the remaining provisions of SFAS No. 157 on September 1, 2009 will not have an impact on our consolidated financial position or results of operations when it was applied to non-financial assets and liabilities not recognized or disclosed at fair value in the financial statements on a recurring basis.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS No. 159”),” which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS No.159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. We have elected not to adopt the SFAS No. 159 fair value measurement option nor would the adoption of this Statement have an impact on our consolidated financial statements.

In December 2007, the FASB issued Statement No. 141(Revised 2007), “Business Combinations.” This statement revises and replaces FASB Statement No. 141, “Business Combinations.” This statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. Statement 141 did not define the acquirer, although it included guidance on identifying the acquirer, as does this statement. This statement’s scope is broader than that of Statement 141, which applied only to business combinations in which control was obtained by transferring consideration. By applying the same method of accounting (i.e. the acquisition method) to all transactions and other events in which one entity obtains control over one or more other businesses, this statement improves the comparability of the information about business combinations provided in financial reports. This statement is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008, which is our fiscal 2010 that begins September 1, 2009. We do not currently expect that this new standard will have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosure about Fair Value of Financial Instruments” (“FSP 107-1/APB 28-1”). FSP 107-1/APB 28-1 requires interim disclosures regarding the fair values of financial instruments that are within the scope of FAS 107, “Disclosures about the Fair Value of Financial Instruments.” Additionally, FSP 107-1/APB 28-1 requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes of the methods and significant assumptions from prior periods. FSP 107-1/APB 28-1 does not change the accounting treatment for these financial instruments. We adopted this standard in the fourth quarter of fiscal year 2009. The estimated fair value of cash and cash equivalents, accounts receivable and accounts payable approximate their carrying amounts due to the relatively short period to maturity of these instruments. The estimated fair value of all debt as of August 31, 2009 approximated the carrying value since the loans incur interest at a variable rate.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” which applies to subsequent events not addressed by other applicable US GAAP. SFAS No. 165 states that all events occurring after the balance sheet date through the date of issuance should be evaluated to determine if the events provide additional evidence about conditions that existed at the balance sheet date. If additional information is provided, the information should be disclosed in the financial statements being issued. An entity shall not recognize events after the balance sheet date that provide evidence about conditions that did not exist at the balance sheet date but arose after the balance sheet date and before the financial statements are issued. The date through which subsequent events have been evaluated and whether that date is the date of issuance or the date the financial statements are available to be issued should be disclosed in the financial statements as well. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009. We adopted this statement during the fourth quarter of fiscal year 2009.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” which approves the “Accounting Standards Codification”, or ASC, as the single source of authoritative United States accounting and reporting standards applicable for all non-governmental entities. The ASC, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009. As the ASC is not intended to change or alter existing U.S. GAAP, it is not expected to have any impact on our consolidated financial position or results of operations.

2.	DISCONTINUED OPERATIONS

In fiscal year 2008, our Board of Directors approved a plan to exit our Aleier software and services business. Our decision was in response to the unsatisfactory financial performance and business outlook for the software and services business and the expected continuation of such financial performance.

Under the exit plan, Aleier ceased to provide services and support of its software products, and ceased to market its Computerized Maintenance Management Systems (CMMS) software, subject to satisfaction of outstanding contractual commitments. Most of the closing costs were accrued for in fiscal 2008. Termination of a majority (10) of the Aleier employees occurred in August, 2008. The remaining employees assisted in winding down the business and were terminated by the end of the 2008 calendar year. The cash impact of these costs was experienced throughout most of fiscal 2009. Additionally, we recorded in fiscal 2008 impairment non-cash charges of approximately $1.9 million related to the carrying value of goodwill and intangibles resulting from the cessation of the Aleier operation. See Note 6 for details regarding the Aleier goodwill and intangibles. These charges are included in the loss from discontinued operations line on our Consolidated Statements of Operations. We are treating the Aleier subsidiary as a discontinued operation in the financial statements included in this report. This classification is in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The Aleier business was part of the Wireless Solutions segment.

Operating results of the discontinued operations were as follows (in thousands):

	Fiscal Years Ended August 31,
	2009	2008	2007
Sales	$60	$1,442	$1,193
Net loss from discontinued operations	(157)	(4,691)	(931)

The following are major classes of assets and liabilities related to the discontinued operations (in thousands):

	Balances August 31,
	2009	2008
Assets:
Accounts Reveivable	$36	$170
Inventory	—	—
Prepaid expenses and other	—	4
Property and Equipment - net	—	79

Total	$36	$253

Liabilities:
Accounts Payable	$—	$40
Accrued expensed and other	—	281

Total	$—	$321

3.	TRADE RECEIVABLES

Trade receivables consist of the following (in thousands):

	2009	2008
Receivables	$4,772	$8,497
Other receivables	215	240
Allowance for trade receivables	(275)	(303)

Total	$4,712	$8,434

Allowance activity is as follows (in thousands):

	2009	2008
Beginning balance	$303	$245
Provision for trade receivables - net	(28)	63
Recoveries (Write-offs)	—	(5)

Ending balance	$275	$303

4.	INVENTORIES

Inventories consist of the following (in thousands):

	2009	2008
Raw materials and supplies	$3,008	$3,755
Work in process	430	732
Finished goods	4,175	7,406

Total gross inventories	7,613	11,893
Less inventory reserves	(2,598)	(2,354)

Total inventories - net	$5,015	$9,539

Reserve activity is as follows (in thousands):
	2009	2008
Beginning balance	$2,354	$2,484
Disposals	(476)	(618)
Provision for inventory disposals	720	488

Ending balance	$2,598	$2,354

5.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	2009	2008
Land and improvements	$426	$426
Building and improvements	1,940	2,001
Machinery and equipment	12,156	15,262
Construction in progress	12	40
Leasehold improvements	63	558
Computer software	1,875	3,055
Office furniture	329	382

Total	16,801	21,724
Less accumulated depreciation and amortization	(14,578)	(18,634)

Property and equipment—net	$2,223	$3,090

6.	GOODWILL AND INTANGIBLE ASSETS

The composition of our goodwill and intangible assets from acquisitions in fiscal 2007 and subsequent amortizations and impairments as of August 31, 2009 are as follows (in thousands except for years):

	Gross Carrying Amount	Amortize FY2007	Amortize FY2008	Impaired FY2008	Amortize FY2009	Impaired FY2009	Carrying Amount at end of FY2009
Aleier business unit
Goodwill	$399	$—	$—	$399	$—	$—	$—
Intangibles:
Non-compete agrmt.	38	13	12	13	—	—	—
Contractual backlog	25	25	—	—	—	—	—
Customer relations	33	4	4	25	—	—	—
Technology	1,971	219	315	1,437	—	—	—

Total for Aleier	$2,466	$261	$331	$1,874	$—	$—	$—
Cirronet business unit
Goodwill	$10,904	$—	$—	$10,348	$—	$—	$556
Intangibles:
Non-compete agrmt.	27	5	6	—	3	13	—
Trademark	1,240	—	—	546	—	325	369
Contractual backlog	53	53	—	—	—	—	—
Customer relations	1,550	172	172	477	52	677	—
Technology	6,831	957	957	4,283	66	568	—

Total for Cirronet	$20,605	$1,187	$1,135	$15,654	$121	$1,583	$925

Grand total	$23,071	$1,448	$1,466	$17,528	$121	$1,583	$925

Summary expense classification:
Cost of Sales		$53	$—	$—	$—	$—
Research & Development		957	957	—	66	—
Sales & Marketing		177	178	—	55	—
Impairment		—	—	15,654	—	1,583
Discontinued Operations		261	331	1,874	—	—

Grand total		$1,448	$1,466	$17,528	$121	$1,583

Goodwill and Trademark have indefinite lives and thus are not subject to amortization, but are subject to impairment testing and adjustment. See also Notes 2 and 17 regarding the facts and circumstances of the discontinued operations and impairment.

7.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	2009	2008
Accrued payroll and compensation, including accrued medical benefits	$575	$1,417
Customer advances	678	—
Other accrued expenses	502	656

Total	$1,755	$2,073

8.	CREDIT FACILITIES

Our bank debt at August 31 consisted of the following (in thousands):

	2009	2008
Bank revolving line-of-credit	$3,646	$7,763
Bank term note	—	1,667
Mortgage note	880	—

Total	4,526	9,430
Less: Current portion	3,706	1,333

Long-term portion	$820	$8,097

The revolving line-of-credit expires on December 31, 2010, thus any outstanding borrowings against this facility are due at that time. As of August 31, 2009, our revolving line of credit facility had additional availability of approximately $1.3 million. Financial covenants under the revolving credit arrangement include financial covenants as to the ratio of debt to funds from operations (debt service ratio), profitability, and capital expenditures.

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

The Bank’s right to take these actions was suspended by a forbearance agreement (“Forbearance Agreement”) dated May 12, 2009 and amended on July 31, 2009 with an expiration date of January 31, 2010. The covenants under the forbearance agreement are levels of profitability, debt service coverage ratios and capital expenditures for each month through January 2010. The Forbearance Agreement lowered the maximum revolving balance from $11 million to $6 million.

Additionally, the Forbearance Agreement allows the bank to increase the interest rate on unpaid balances to a current rate as of August 31, 2009 of 7.9%. The interest rate on all borrowings while we are under the Forbearance Agreement is set daily at the three month LIBOR plus 7.50%. We continue to have access to available funds under the revolver. Should the Forbearance Agreement expire and the bank exercise the aforementioned rights, and if we are unable to secure other financing we may not be able to continue as a going concern.

In April 2009, we entered into a commercial loan agreement with another lender secured by our headquarters facility in Dallas, Texas. The new loan is for $900,000 and calls for monthly payments of $5,000 plus accrued interest at the current annual rate of 6.5%. The commercial loan agreement provides for 59 monthly payments of $5,000 each with the 60th payment being the balance of the debt. The proceeds of this loan were used to pay off the bank term loan and to reduce our line of credit.

Scheduled installment payments and expected repayments are as follows (in thousands):

Fiscal year ending August 31:
2010	$60
2011	3,706
2012	60
2013	60
2014	640

Total payments on credit facilities	$4,526

The $3,646 revolving line of credit portion of the amount scheduled above for repayment in fiscal year 2011 is classified as current liability on the Consolidated Balance Sheets because of the forbearance agreement currently in force and discussed above.

9.	LEASES AND CONTINGENCIES

Leases – We have entered into non-cancelable capital and operating lease agreements for some of our facilities and certain equipment. Rent expense under the operating leases in fiscal years 2009, 2008, and 2007 was $278,000, $586,000, and $581,000, respectively. The amounts for fiscal years 2008 and 2007 include rent expense for Aleier in Plano, Texas and a leased facility next to our Dallas headquarters that were discontinued before fiscal 2009. Minimum future rental commitments under the capital and operating leases at August 31, 2009 are as follows (in thousands):

	Capital Lease Obligations	Operating Leases
Fiscal year ending August 31:
2010	$52	$249
2011	24	145
2012	21	33
2013	16	24
Thereafter	—	—

Total minimum payments	$113	$451

Less amount representing interest	(17)

	$96

Purchase commitments – We have contractual relationships with several manufacturers to produce our products. The agreements with these manufacturers call for us to make certain purchase commitments. The total amount of the purchase commitments as of August 31, 2009 was approximately $2.0 million.

Litigation – We are involved in routine litigation from time to time incidental to the conduct of our business. Such litigation is not expected to have a material effect on our financial position, results of operations or cash flows. See Note 18 for current litigation matters.

10.	CAPITAL STOCK

Preferred Stock - Preferred stock of 5,000,000 shares with $.001 par value is authorized; none was issued or outstanding at August 31, 2009 and 2008. Rights, preferences and other terms of the preferred stock will be determined by the Board of Directors at the time of issuance.

Warrants - As of August 31, 2009, there were 30,000 warrants outstanding at a grant price of $5.00 per share. These were granted to our bank in December 2000 and will expire in December 2010. The warrants are to purchase shares of common stock.

Stockholder Rights Plan - In December 1994, we adopted a stockholder rights plan. In connection with the adoption of such plan, we reserved 250,000 shares of our Series A Junior Participating Preferred Stock. At the same time, we declared a dividend of one preferred share purchase right, or Right, for each outstanding share of our common stock. The dividend of 4,965,847 Rights was issued to the stockholders of record on January 16, 1995. Each Right entitles the registered holder to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock at a price of $10.00 per one one-hundredth of a Preferred Share, subject to adjustment. The Rights become exercisable on the earlier of (a) the tenth day after the public announcement of acquisition by a person or group of persons, not including an exempt person as defined by the stockholder rights plan, of 15% or more of our common shares outstanding or (b) the tenth business day after the date of first public announcement of the intention of a person or group of persons to commence a tender or exchange offer to acquire 15% or more of our common shares outstanding. When issued, the Preferred Shares have dividend and voting rights that are defined in the Rights plan. We can redeem the Rights at a redemption price of $.01 per Right in accordance with the Rights plan. The Board of Directors has approved the extension of the Rights plan until December 20, 2014 and intends to extend it further before it expires.

11.	STOCK-BASED COMPENSATION PLANS

In compliance with SFAS 123 (Revised 2004), “Share-Based Payment”, or SFAS 123(R), we recorded stock-based compensation expense for the years ended August 31, 2009, 2008 and 2007 related to options for employees and directors and our Employee Stock Purchase Plan, or ESPP. The fair value of stock options granted and favorable pricing of our stock offered under the ESPP is determined using the Black-Scholes model. Compensation expense for consultant options has been recorded in the current and prior years and is recognized over the vesting life of the options, which is aligned with the consulting service life.

In fiscal year 2006, we changed from granting stock options as the primary means of stock compensation to granting restricted stock units, or RSUs. The fair value of any RSU grant is based on the market value of our shares included in the RSU on the date of grant and is recognized as compensation expense over the vesting period.

The following table illustrates the stock compensation expense recognized in our fiscal years 2009, 2008 and 2007. Compensation expense recognized in thousands was:

	Years Ended August 31,
	2009	2008	2007
Stock Compensation Expense:
Stock options for employees and directors	$35	$46	$118
Employee Stock Purchase Plan	9	23	41
Stock options for consultants	—	—	14
Restricted Stock Units	399	439	439

Totals	$443	$508	$612

As of August 31, 2009, we had an aggregate of 2.0 million shares authorized for issuance under our two active equity plans. The equity plans provide for the issuance of common shares pursuant to stock option exercises, issuance of restricted stock grants and restricted stock units. As of August 31, 2009, there were an aggregate of 2.0 million grants outstanding under all the plans mentioned below and approximately 447,000 shares available for grant under the two active plans. Under the equity plans, stock options, restricted stock grants and restricted stock units can be issued to employees, non-employee directors and consultants.

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

Stock Options – There were no stock option grants in fiscal years 2009, 2008 and 2007, but 1,089,468 options were assumed with the Cirronet acquisition. Options to purchase 677,551 shares of stock were cancelled in the current year due to employee terminations and option period expirations.

The summary of stock option activity for fiscal years 2009, 2008 and 2007 follows:

	Fiscal Year 2009
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($000)
Outstanding at September 1, 2008	1,952,755	$5.01
Expired/cancelled	(677,551)	$6.23

Outstanding at August 31, 2009	1,275,204	$4.36	2.7	$0.0

Exercisable at August 31, 2009	1,275,204	$4.36	2.7	$0.0

	Fiscal year 2008
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($000)
Outstanding at September 1, 2007	2,581,075	$4.89
Exercised	(419,154)	$1.51
Expired/cancelled	(209,166)	$10.60

Outstanding at August 31, 2008	1,952,755	$5.01	3.4	$0.0

Exercisable at August 31, 2008	1,945,254	$5.00	3.4	$0.0

	Fiscal year 2007
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($000)
Outstanding at September 1, 2006	2,032,742	$6.34
Granted (part of Cirronet acquisition)	1,089,468	$1.31
Exercised	(412,517)	$1.51
Expired/cancelled	(128,618)	$8.22

Outstanding at August 31, 2007	2,581,075	$4.89	4.2	$3,590

Exercisable at August 31, 2007	2,555,722	$4.87	4.1	$3,590

The aggregate intrinsic values in the tables above are calculated using the market price on August 31, 2009 of $.71, August 31, 2008 of $1.00 and August 31, 2007 of $4.87. The total intrinsic value of options exercised during fiscal years 2008 and 2007 was $732,048 and $917,659, respectively. No options were exercised in fiscal year 2009. Intrinsic values of nonqualified or disqualifying ISO options exercised will result in a deduction for tax purposes.

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

The following table summarizes information about stock options outstanding at August 31, 2009 for all six plans:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at August 31, 2009	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at August 31, 2009	Weighted- Average Exercise Price
$ 1.34 to $ 2.27	411,617	2.16 years	$1.54	411,617	$1.54
$ 2.66 to $ 3.88	223,722	2.93 years	$3.21	223,722	$3.21
$ 3.95 to $ 4.56	148,791	3.42 years	$4.24	148,791	$4.24
$ 4.88 to $ 7.50	312,074	2.97 years	$6.23	312,074	$6.23
$ 7.56 to $ 13.06	179,000	2.30 years	$9.13	179,000	$9.13

Totals	1,275,204			1,275,204

Restricted Stock Units - In fiscal year 2006, we changed from granting stock options as a primary means of stock compensation to granting RSUs. We grant RSUs under our stockholder-approved 2006 Equity Incentive Plan, or 2006 Plan. Each RSU represents the right to receive a share of common stock and typically is subject to vesting requirements, normally on an annual basis over four years. Stock is issued to the grantee at each vesting date. The fair value of RSUs on the date of vesting in fiscal year 2009, 2008 and 2007 was approximately $64,000, $593,000 and $150,000, respectively. No RSUs vested in fiscal year 2006. When the stock is issued at vesting, the employee may elect to have fewer shares issued, with the amount of the reduction used to cover the minimum income and social security tax withholding requirements under IRS rules. The reduction in shares issued to employees to cover these taxes were 24,546 shares in fiscal year 2009, 28,446 shares in fiscal year 2008 and 7,306 shares in fiscal 2007. The fair value of any RSUs granted is the market price of the common stock on the date of grant and is recognized as compensation expense over the vesting period. As of August 31, 2009, there was a total of approximately $782,000 of unrecognized compensation cost related to unvested RSUs. The total cost is expected to be recognized over a weighted-average period of 2.1 years. The following table sets forth the status of our RSU compensation activity for fiscal years 2007, 2008 and 2009:

Nonvested Shares	Shares	Weighted- Average Grant- Date Fair Value
Nonvested at August 31, 2006	108,050	$5.69
Granted	174,920	$5.02
Vested and issued	(30,933)	$5.60
Cancelled	(3,425)	$5.46

Nonvested at August 31, 2007	248,612	$5.23
Granted	229,687	$2.83
Vested and issued	(107,612)	$5.21
Cancelled	(35,387)	$3.93

Nonvested at August 31, 2008	335,300	$3.73
Granted	628,000	$0.61
Vested and issued	(126,325)	$3.47
Cancelled	(66,450)	$3.14

Nonvested at August 31, 2009	770,525	$1.28

Employee Stock Purchase Plan - In 1994, we adopted an employee stock purchase plan, or Purchase Plan. In connection with the adoption of the Purchase Plan, we have reserved a total of 1,025,000 shares of our common stock. Under the terms of the Purchase Plan, rights to purchase common stock may be granted to eligible employees at the discretion of the board of directors, subject to certain restrictions. The Purchase Plan enables our eligible employees, through payroll withholding, to purchase shares of common stock at 85% of the fair market value of the common stock at the purchase date. Purchases are made on a calendar quarter schedule. At August 31, 2009, there are 112,504 shares reserved for future purchase rights under this plan. A summary of the activity for the employee stock purchase plan is as follows. Over the last several years, there has been a reduction in proceeds from employee purchases partially as a result of a reduced number of employees.

	Shares	Purchase Proceeds
Purchases for fiscal years:
2007	38,584	$170,132
2008	35,881	103,175
2009	67,797	28,976

12.	INTERNATIONAL SALES AND SALES BY PRODUCT LINE

International sales in foreign markets are as follows (dollar amounts in thousands):

	2009		2008		2007
	Sales	As a Percentage of Total Revenue	Sales	As a Percentage of Total Revenue	Sales	As a Percentage of Total Revenue
International sales:
Europe	$4,249	13.3%	$7,698	14.1%	$8,085	14.7%
Asia	11,168	34.9%	19,034	34.8%	13,802	25.0%
Other	602	1.9%	1,763	3.2%	2,019	3.6%

Total	$16,019	50.1%	$28,495	52.1%	$23,906	43.3%

There are no long lived assets separately identified with international sales.

Total sales are shown below by product line (dollar amounts in thousands):

	Years Ended August 31,
	2009		2008		2007
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Product Sales:
Wireless Solutions Group:
Virtual Wire® Radio products	$10,236	32%	$13,275	24%	$13,127	24%
Cirronet modules	7,726	24	11,695	22	12,108	22

Subtotal	17,962	56	24,970	46	25,235	46

Wireless Components Group:
Filters	8,674	27	18,746	34	17,648	32
Frequency control modules	1,820	6	2,904	5	3,461	6
Low-power components	3,528	11	8,041	15	8,835	16

Subtotal	14,022	44	29,691	54	29,944	54

Total sales	$31,984	100%	$54,661	100%	$55,179	100%

13.	SEGMENT INFORMATION

Our reporting segments consist of the Wireless Solutions business and the Wireless Components business. In fiscal year 2007, we made an acquisition that significantly increased our Wireless Solutions business. Our strategy is to focus our product and market development efforts and resources on the Wireless Solutions business, which we believe gives us greater potential for both increased sales and gross margin.

Also during fiscal year 2007, we made the decision to move to a fabless business model for our Wireless Components business. Completion of this process in the current fiscal year eliminated our Dallas manufacturing facilities, which were shared among our various products.

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

Information concerning the operations in these reportable segments is as follows (dollar amounts in thousands):

	Fiscal Years Ended August 31,
	2009	2008
Net Sales:
Wireless Solutions Group	$17,962	$24,970
Wireless Components Group	14,022	29,691

Total	$31,984	$54,661
Gross Profit:
Wireless Solutions Group	$7,451	$12,541
Wireless Components Group	4,171	8,021

Total	$11,622	$20,562
Operating Expenses (Wireless Solutions Group):
Impairment - goodwill and intangibles	1,583	15,654
Operating Expenses (unallocable to segments):
Research and development	3,961	7,101
Sales and marketing	5,116	8,403
General and administrative	3,265	4,301
Restructuring and impairment	444	858

Operating Loss from continuing operations	$(2,747)	$(15,755)

Gross Profit percent to sales:
Wireless Solutions Group	41%	50%
Wireless Components Group	30%	27%
Total	36%	38%
Segment assets:
Wireless Solutions Group	$6,546	$12,282
Wireless Components Group	4,160	8,578
Corporate and unallocated	3,714	5,253
Assets of discontinued operations	36	253

Total	$14,456	$26,366

14.	CONCENTRATION RISKS

Major Customers

Two customers each represented 10% or more of either the total trade receivable balance at August 31, 2009 or the total sales for fiscal year 2009. One customer represented 0.0% of the accounts receivable balance but 11.3% of total sales. This customer is temporarily on payment terms of five days from invoice date, so there were no material receivables outstanding at the end of the year. Another customer represented 11.5% of the accounts receivable balance and 7.9% of total sales.

Three customers each represented 10% or more of either the total trade receivable balance at August 31, 2008 or the total sales for fiscal year 2008. One customer represented 7.2% of the accounts receivable balance and 10.7% of total sales. Another customer represented 14.4% of the accounts receivable balance and 9.6% of total sales. The third customer represented 10.2% of the accounts receivable balance and 6.5% of total sales.

Major Vendors

One vendor represented 10% or more of either total trade payables at August 31, 2009 or total cost of sales for fiscal year 2009. This vendor is one of our manufacturing contractors. This vendor represented 39.0% of the trade payable balance and 38.4% of total cost of sales.

Two vendors each represented 10% or more of either total trade payables at August 31, 2008 or total cost of sales for fiscal year 2008. Both are manufacturing contractors. One vendor represented 50.5% of the trade payable balance and 40.2% of total cost of sales. The other vendor represented 12.1% of the trade payable balance and 7.0% of total cost of sales.

15.	INCOME TAXES

The income tax expense (benefit) is shown below (in thousands):

	2009	2008	2007
Current - federal	$—	$—	$(21)
Current - state	12	60	19

	12	60	(2)
Deferred - federal	(111)	(185)	—

Total	$(99)	$(125)	$(2)

A reconciliation between income taxes computed at the federal statutory rate and income tax expense (benefit) is shown below (in thousands):

	2009	2008	2007
Income tax benefit computed at federal statutory rate	$(1,158)	$(5,571)	$(2,389)
Goodwill Impairment	—	3,518	—
State income tax expense	12	60	19
Tax benefit of equity compensation plans	—	—	(219)
Expenses not deductible for tax purposes	9	36	38
Increase in valuation allowance affecting the provision for income taxes	640	1,832	2,564
Changes in tax credits	577	—	—
Prior year true-up	(29)	—	—
Other	(150)	—	(15)

Total income tax benefit	$(99)	$(125)	$(2)

The tax effects of significant items comprising our net deferred income taxes as of August 31, 2009 and 2008 are as follows (in thousands):

	2009	2008
Net operating losses	$7,337	$6,706
Accrued expense	3,213	3,094
Inventories	56	92
Tax credit carryforwards	92	671

Total deferred tax assets	10,698	10,563

Prepaid expenses and other	(83)	(100)
Intangibles	36	(632)
Property and equipment	(1,330)	(1,261)

Total deferred income tax liabilities	(1,377)	(1,993)

Net deferred tax assets	9,321	8,570
Less valuation allowance	(9,446)	(8,806)

Net deferred tax liability	$(125)	$(236)

As of August 31, 2009, we have income tax carryforwards of $25,166,000 and $92,000 related to net operating losses and tax credits, respectively, available to reduce future federal income tax liabilities. The net operating loss carryforwards begin to expire August 31, 2020. To the extent net operating loss carryforwards, when realized, relate to non-qualified stock option deductions, the resulting benefits will be credited to stockholders’ equity.

We record valuation allowances to reflect the estimated amount of deferred tax assets that may not be realized.

The Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109”, or FIN 48, which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. We adopted the provisions of FIN 48 as of September 1, 2007, and have analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The only periods subject to examination for our federal tax returns are the 2006, 2007 and 2008 tax years. The periods subject to examination for our state tax returns vary by state. We have not paid significant tax in any jurisdiction in open years due to substantial current losses. We decreased our deferred tax assets and valuation allowance upon implementation of FIN 48 by $577 for uncertain tax positions. Because of the corresponding reduction of the valuation allowance, this adjustment did not result in a credit to retained earnings at implementation. The following table summarizes unrecognized tax benefits that if recognized as the result in a change in the associated valuation allowances, could not be recognized under the provisions of FIN 48 (in thousands):

Balance of unrecognized tax benefits at of August 31, 2008	$577
Decreases for prior year tax positions	(577)
Additions for current fiscal year 2009 tax positions	—

Balance of unrecognized tax benefits on August 31, 2009	$—

If recognized, this amount would affect our effective tax rate; however, we do not expect that unrecognized tax benefits for tax positions taken with respect to August 31, 2009 and prior years will significantly change in the year ending August 31, 2010.

16.	EMPLOYEE BENEFIT PLAN

We have a profit sharing plan under Section 401(k) of the Internal Revenue Code, which covers substantially all employees. We may match employee contributions at a rate determined by the Board of Directors. Discretionary matching cash contributions of approximately $76,000, $306,000 and $363,000 were made in fiscal years 2009, 2008 and 2007, respectively. Because of economic conditions, the match of employee contributions was suspended on December 31, 2008.

17.	RESTRUCTURING AND IMPAIRMENT

The following table details the restructuring and impairment expense recognized in the fiscal years ended August 31, 2009, 2008 and 2007 (in thousands except for employee count):

	Fiscal Year Ended August 31,
	2009	2008	2007
Outsourcing Dallas manufacturing:
* Employee severance accrued	$—	$226	$639
Asset impairment recognized	—	55	1,322
Net gain on sale of equipment	(50)	(288)	—
Labor to start-up equipment sold	—	52	—
Facility clean-up costs	(13)	174	—

Subtotal for outsourcing Dallas manufacturing	(63)	219	1,961
Reorganization of Company:
* Employee severance accrued	(8)	408	—
Stock compensation	—	27	—
Consulting costs	6	204	—

Subtotal for reorganization of company	(2)	639	—
Response to decline in economic conditions:
* Employee severance accrued	509	—

Total restructuring and fixed asset impairment	$444	$858	$1,961

* Number of severance employees	44	35	74
Goodwill and intangibles valuation:
Impairment of intangibles	$1,583	$5,306	$—
Impairment of goodwill	—	10,348	—

Total impairment - goodwill and intangibles	$1,583	$15,654	$—

In fiscal year 2007, we announced a restructuring plan for our Wireless Components business which included the outsourcing of all Dallas manufacturing operations. This restructuring plan resulted in employee severance costs in addition to asset impairment costs that consisted of the write-down or write-off of equipment and other assets that were no longer usable to support manufacturing. Most of our manufacturing equipment was sold to the contract manufacturer who produces the product for us. Costs for this program started in fiscal year 2007 and continued in fiscal year 2008. In the first quarter of fiscal year 2009, we recognized gains on sales of fixed assets from underutilized equipment that was sold.

In the second quarter of fiscal year 2008, we consolidated and reorganized our back office marketing, engineering and administrative functions for the parent company and the acquired Cirronet business in an effort to improve our ability to deliver machine-to-machine, or M2M, solutions. Costs for this program were largely completed in fiscal year 2008.

In December of 2008, we announced our plan to restructure the Company in response to an expected decline in sales related to overall economic conditions. Under this plan we reduced our workforce in the current quarter by approximately 36% through terminations and attrition and incurred approximately $458,000 in restructuring expense related to severance. We recorded this in our previous quarter ended February 28, 2009. In May 2009, we expanded this restructuring plan and reduced our workforce by eight more full time employees and incurred approximately $51,000 in restructuring expense related to severance. We recorded this in our prior quarter ended May 31, 2009.

Also in our third quarter, because of the economic downturn and in accordance with SFAS 142 “Goodwill and Other Intangibles” and SFAS 144 “Accounting for Impairment or Disposal of Long-Lived Assets”, we performed impairment and recoverability tests related to the remaining book values of goodwill and other intangibles, respectively, from the Cirronet acquisition in early fiscal year 2007. The result was an impairment of approximately $1.6 million that was recognized in our third quarter. This impairment included the remaining net book value of the amortizable intangibles of approximately $1.3 million plus a portion of the trademark book value in the amount of approximately $0.3 million. Our test of goodwill resulted in no impairment.

We do not expect additional restructuring and impairment expense in fiscal 2010 related to any of the plans defined above.

The following represents a reconciliation of the employee severance accrual, which is included in accrued expenses and other current liabilities in the accompanying financial statements (in thousands):

	Fiscal Year Ended August 31,
	2009	2008
Beginning balance	$327	$264
Employee severance accrued	501	634
Severance payments to employees	(828)	(571)

Ending balance	$—	$327

18.	LEGAL PROCEEDINGS

On May 29, 2008, CMS Liquidating Company (“CMS”) filed a Petition and Action for Declaratory Judgment (the “Petition”) in the 298th District Court of Dallas County, Texas, naming RFM as defendant. The Petition requests that the Court construe the Earn Out Agreement entered into between RFM and CMS in connection with the acquisition of substantially all the assets of Caver Morehead, Inc. in September 2006. The claims question the methodology used by RFM to calculate CMS’ earn out payment. RFM has filed an answer denying liability and making a claim for its litigation expenses against CMS and certain of its shareholders pursuant to the acquisition agreement. The amount of damages sought was unspecified in the Petition, but in its motion for summary judgment filed on February 23, 2009, CMS took the position that the amount of purchase price in dispute is $1,320,000. On March 17, 2009, the District Court held a hearing on motions for summary judgment filed by both parties and denied both motions. The case is expected to go to trial in December 2009 or later. We believe that we have meritorious defenses to the interpretation sought by CMS and intend to defend this case vigorously. We may incur substantial expenses in defending against the foregoing claim, and it is not presently possible to forecast its outcome with certainty. We do not believe, based on current knowledge, that the foregoing legal proceeding is likely to have a material adverse effect on our financial position, results of operations, or cash flows.

19.	SUBSEQUENT EVENTS

We analyze subsequent events in accordance with SFAS No. 165 to determine if events after the balance sheet date provide additional evidence about conditions that existed at the balance sheet date. Events have been evaluated through November 24, 2009 which is the date the financial statements are available to be issued, and we determined that no additional disclosures are required.

******

INDEX TO EXHIBITS

Exhibits	Previously Filed*	As Exhibit	Description

2.1	Form 8-K (filed 8/28/06)	2.1	Agreement and Plan of Merger dated as of August 24, 2006 by and among the Registrant, CI Acquisition, Inc., Cirronet Inc. and certain other parties thereto

2.2	Form 8-K (filed 8/28/06)	2.2	Agreement and Plan of Merger dated as of August 24, 2006 by and among the Registrant, Aleier Inc., Caver-Morehead Systems, Inc. and the shareholders of Caver-Morehead Systems, Inc.

2.3	Form 8-K (filed 8/28/06)	10.1	Form of Voting and Option Agreement dated as of August 24, 2006 between the Registrant and certain shareholders of Cirronet Inc.

3.1	Form 10-K (Year ended 8/31/94)	3.1	Restated Certificate of Incorporation

3.2	Form 10-K (Year ended 8/31/94)	3.2	Bylaws

4.1			Reference is made to Exhibits 3.1 and 3.2

4.2	Form 8-K (filed 12/29/94)	4.3	Rights Agreement dated as of 12/20/94

4.3	Form 8-K (filed 8/19/96)	4.4	First Amendment to Rights Agreement dated 8/14/96

4.4	Form 10-Q (Quarter ended 11/30/00) (filed 1/16/01)	4.5	Second Amendment to Rights Agreement dated 12/11/00

4.5	Form 8-A/A (Amendment No. 2) (filed 12/17/04)	4.6	Third Amendment to Rights Agreement between Registrant and Equiserve Trust Company, National Association, successor to Fleet National

4.6	Form 10-K (Year ended 8/31/05) (filed 11/17/05)	4.9	Specimen Stock Certificate

4.7	Form 8-K (filed 11/12/09)	4.1	Fourth Amendment to Rights Agreement between Registrant and Computershare Trust Company, N.A. (formerly known as EquiServe Trust Company, N.A.)

1

Exhibits	Previously Filed*	As Exhibit	Description

10.1	Form 10-Q (Quarter ended 2/28/01) (filed 4/16/01)	10.46	Warrant Agreement between Registrant and Wells Fargo Business Credit, Inc. dated as of 12/8/00

10.2	Form 10-Q (2001) (Quarter ended 5/31/01) (filed 7/13/01)	10.51	Manufacturing Agreement between Registrant and Automated Technology (Phil.) Inc. Electronics Corporation dated 2/22/01

10.3	Form 10-K (Year ended 8/31/01) (filed 11/29/01)	10.59	Amendment 1 to Manufacturing Agreement between Registrant and Automated Technology (Phil.) Inc. Electronics Corporation dated 7/19/01

10.4	Form 10-K (Year ended 8/31/02) (filed 11/21/02)	10.72	Product Agreement between Registrant and Tai-Saw Technology Co., LTD dated 9/1/002

10.5	Form 10-K (Year ended 8/31/03) (filed 11/20/03)	10.90	Chairman of the Board of Directors Service Agreement between the Registrant and Michael Bernique dated 5/31/03

10.6	Form 10-K (Year ended 8/31/04) (filed 11/18/04)	10.96	Amended and Restated Manufacturing and Technical Support Agreement between Registrant and Morioka Seiko Instruments, Inc. dated 6/11/04

10.7	Form 8-K (filed 10/27/05)	10.99	Omnibus Cash Incentive Plan of 2005

10.8	Form 8-K (filed 10/27/05)	10.100	Management Incentive Plan of 2005

10.9	Form 10-K (filed 11/17/05)	10.19	1994 Non-employee Director’s Stock Option Plan, as amended

10.10	Form 10-K (filed 11/17/05)	10.20	1994 Notice of Grant of Stock Options and Grant Agreement

10.11	Form 10-K (filed 11/17/05)	10.22	1997 Notice of Grant of Stock Options and Grant Agreement

10.12	Form 10-K (filed 11/17/05)	10.23	1999 Equity Incentive Plan, as amended

10.13	Form 10-K (filed 11/17/05)	10.24	1999 Notice of Grant of Stock Options and Grant Agreement

10.14	Form 8-K (filed 11/22/05	10.26	Executive Sales Incentive Plan of 2005

2

Exhibits	Previously Filed*	As Exhibit	Description

10.15	Form 8-K (filed 12/19/05	10.27	Form of Restricted Stock Unit Award

10.16	Form 8-K (filed 1/23/06)	99.1	Employee Stock Purchase Plan as Amended

10.17	Form 8-K (filed 1/23/06)	99.2	1997 Equity Incentive Plan as Amended

10.18	Form 8-K (filed 8/28/06)	10.2	Employment Agreement dated as of August 24, 2006 between Registrant and Robert M. Gemmell

10.19	Form 10-K (filed 11/20/06)	10.33	Form of Lock-Up Agreement for the stock of Registrant and Executive shareholders of Cirronet Inc.

10.20	Form 10-K (filed 11/20/06)	10.34	Form of Lock-Up Agreement for the stock of Registrant and General shareholders of Cirronet Inc.

10.21	Form 8-K (filed 1/22/07)	99.1	2006 Equity Incentive Plan

10.22	From 10-Q (Quarter ended 5/31/07) (filed 7/13/07)	10.4	Omnibus Incentive Plan of 2007

10.23	From 10-Q (Quarter ended 5/31/07) (filed 7/13/07)	10.5	Management Incentive Plan of 2007

10.24	Form 10-K (filed 11/29/07)	10.29	Amended and Restated Credit and Security Agreement between Registrant and Well Fargo Bank, National Association dated August 29, 2007

10.25	Form 10-K (filed 11/29/07)	10.30	Manufacturing Agreement between Registrant and Tai-Saw Technology Co., LTD dated August 31, 2007

10.26	Form 10-Q (Quarter ended 5/31/08) (filed 7/14/08)	10.1	First Amendment dated May 30, 2008 to Amended and Restated Credit and Security Agreement between Registrant and Wells Fargo Bank, National Association dated August 29, 2007.

3

Exhibits	Previously Filed*	As Exhibit	Description

10.27	Form 10-K (filed 11/24/08)	10.29	Form of Indemnity Agreement entered into by the Registrant and each of its officers and directors

10.28	Form 10-K (filed 11/24/08)	10.30	Second Amendment dated August 29, 2008 to Amended and Restated Credit and Security Agreement between Registrant and Wells Fargo Bank, National Association dated August 29, 2007.

10.29	Form 10-K (filed 11/24/08)	10.31	Form of Amended and Restated Change in Control Agreement for certain officers.

10.30	Form 10-K (filed 11/24/08)	10.32	Confidential Agreement and Release between Registrant and Joseph E. Andrulis dated August 29, 2008.

10.31	Form 10-K (filed 11/24/08)	10.33	Confidential Agreement and Release between Registrant and Robert J. Kansy dated August 29, 2008.

10.32	Form 10-Q (Quarter ended 2/28/09) (filed 4/14/09)	10.34	Non-Employee Director Stock Purchase Plan.

10.33	Form 10-Q (Quarter ended 2/28/09) (filed 4/14/09)	10.35	Long Range Incentive Plan of 2009.

10.34	Form 10-Q (Quarter ended 2/28/09) (filed 4/14/09)	10.36	Form of Restricted Stock Unit Award Letter.

10.35	Form 10-Q (Quarter ended 5/31/09) (filed 7/15/09)	10.37	Third Amendment dated April 13, 2009 to Amended and Restated Credit and Security Agreement between Registrant and Wells Fargo Bank, National Association dated August 29, 2007.

10.36	Form 10-Q (Quarter ended 5/31/09) (filed 7/15/09)	10.38	Commercial Loan Agreement between Registrant and Viewpoint Bank dated April 13, 2009.

10.37	Form 10-Q (Quarter ended 5/31/09) (filed 7/15/09)	10.39	Promissory Note made by Registrant payable to Viewpoint Bank dated April 13, 2009.

4

Exhibits	Previously Filed*	As Exhibit	Description

10.38	Form 8-K (filed 5/21/09)	99	Limited Forbearance Agreement and Fourth Amendment dated May 12, 2009 to Amended and Restated Credit and Security Agreement between Registrant and Wells Fargo Bank, National Association dated August 29, 2007.

10.39			Amended and Restated Limited Forbearance Agreement and Fifth Amendment dated July 31, 2009 to Amended and Restated Credit and Security Agreement between Registrant and Wells Fargo Bank, National Association dated August 29, 2007.

23.1			Consent of McGladrey & Pullen LLP, Independent Registered Public Accounting Firm

24.1			Power of Attorney**

31.1			Certification Pursuant to Section 302 of Sarbanes - Oxley Act of 2002 for CEO

31.2			Certification Pursuant to Section 302 of Sarbanes - Oxley Act of 2002 for CFO

32.1			Certification Pursuant to Section 906 of Sarbanes - Oxley Act of 2002 for CEO

32.2			Certification Pursuant to Section 906 of Sarbanes - Oxley Act of 2002 for CFO

*	Incorporated herein by reference.

**	Filed on the signature page of this Annual Report on Form 10-K.

5