Form 10-Q
period 2009-11-30
RF MONOLITHICS INC /DE/
filed 2010-01-13
CIK 922204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 0-24414

RF Monolithics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	75-1638027
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification)

4441 Sigma Road, Dallas, Texas	75244
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (972) 233-2903

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐   Yes    ☐  No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

10,074,777

Number of shares of the Registrant’s Common Stock, $.001 par value,

outstanding as of December 31, 2009.

RF MONOLITHICS, INC.

FORM 10-Q

QUARTER ENDED NOVEMBER 30, 2009

PART I. CONDENSED CONSOLIDATED FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RF MONOLITHICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

(In Thousands)

	November 30, 2009	August 31, 2009 (a)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$532	$585
Trade receivables - net	5,587	4,748
Inventories - net	4,583	5,015
Prepaid expenses and other	335	315

Total current assets	11,037	10,663

PROPERTY AND EQUIPMENT - Net	2,002	2,223
GOODWILL	556	556
INTANGIBLES	369	369
OTHER ASSETS - Net	577	645

TOTAL	$14,541	$14,456

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt - bank	$3,910	$3,706
Capital lease obligations - current portion	36	41
Accounts payable - trade	1,855	2,169
Accrued expenses and other current liabilities	1,955	1,755

Total current liabilities	7,756	7,671

LONG-TERM DEBT - Less current portion:
Mortgage payable	805	820
Capital lease obligations	50	55

Total long-term debt	855	875

DEFERRED TAX LIABILITIES - Net	125	125

Total liabilities	8,736	8,671

STOCKHOLDERS’ EQUITY:
Common stock: 10,075 and 10,018 shares issued	10	10
Additional paid-in capital	50,653	50,531
Common stock warrants	86	86
Treasury stock, 36 common shares at cost	(227)	(227)
Accumulated deficit	(44,717)	(44,615)

Total stockholders’ equity	5,805	5,785

TOTAL	$14,541	$14,456

(a)	Derived from audited financial statements.

See notes to condensed consolidated financial statements.

RF MONOLITHICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

(In Thousands, Except Per-Share Amounts)

	Three Months Ended November 30,
	2009	2008
SALES	$8,453	$11,367

COST OF SALES	5,701	7,150

GROSS PROFIT	2,752	4,217

OPERATING EXPENSES:
Research and development	758	1,266
Sales and marketing	1,171	1,814
General and administrative	621	1,011
Restructuring	—	(67)

Total operating expenses	2,550	4,024

INCOME FROM OPERATIONS	202	193
OTHER INCOME (EXPENSE):
Interest income	—	1
Interest expense	(275)	(170)
Other, net	(24)	(4)

Total other income (expense)	(299)	(173)

INCOME (LOSS) BEFORE INCOME TAXES	(97)	20

Income tax expense	5	5

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(102)	15
NET LOSS FROM DISCONTINUED OPERATIONS	—	(61)

NET LOSS	$(102)	$(46)

INCOME (LOSS) PER SHARE
Basic from continuing operations	$(0.01)	$0.00
Basic from discontinued operations	0.00	(0.00)

Basic	$(0.01)	$(0.00)

Diluted from continuing operations	$(0.01)	$0.00
Diluted from discontinued operations	(0.00)	(0.00)

Diluted	$(0.01)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	10,025	9,836

Diluted	10,025	10,176

See notes to condensed consolidated financial statements.

RF MONOLITHICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(In Thousands)

	Three Months Ended November 30,
	2009	2008
OPERATING ACTIVITIES:
Net (loss) income from continuing operations	$(102)	$15
Net loss from discontinued operations	—	(61)
Noncash items included in net income:
Depreciation and amortization	256	337
Amortization of intangible assets	—	60
Charge for inventory obsolescence	240	164
Provision for trade receivable allowance	—	(49)
Stock-based compensation	120	110
Loss (gain) on disposal of property and equipment	23	(50)

Changes in operating assets and liabilities, net of acquisitions:
Trade receivables	(839)	1,263
Inventories	192	2,385
Prepaid expenses and other	(20)	(163)
Accounts payable - trade	(314)	(2,453)
Accrued expenses and other liabilities	200	(612)

Net cash (used in) provided by operating activities	(244)	946

INVESTING ACTIVITIES:
Acquisition of property and equipment	(10)	(42)
Proceeds from disposition of property and equipment	9	70
Change in other assets	11	(49)

Net cash provided by (used in) investing activities	10	(21)

FINANCING ACTIVITIES:
Net borrowings (repayments) on bank revolver note	204	(911)
Repayments of notes payable	—	(667)
Repayments of mortgage note	(15)	—
Repayments of capital lease	(10)	(16)
Proceeds from common stock issued-net of tax payments	2	12

Net cash provided by (used in) financing activities	181	(1,582)

DECREASE IN CASH AND CASH EQUIVALENTS	(53)	(657)
CASH AND CASH EQUIVALENTS:
Beginning of period	585	1,254

End of period	$532	$597

SUPPLEMENTAL INFORMATION:
Interest paid	$100	$147

Income taxes paid	$4	$5

See notes to condensed consolidated financial statements.

RF MONOLITHICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

1.	INTERIM FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, that in the opinion of the management of RF Monolithics, Inc. are necessary for a fair presentation of our financial position as of November 30, 2009, and the results of operations and cash flows for the three months ended November 30, 2009 and 2008. These unaudited interim condensed consolidated financial statements should be read in conjunction with our audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended August 31, 2009 filed with the Securities and Exchange Commission.

Operating results for the three months ended November 30, 2009 are not necessarily indicative of the results to be achieved for the full fiscal year ending August 31, 2010.

2.	INVENTORIES

Inventories consist of the following (in thousands):

	November 30, 2009	August 31, 2009
Raw materials and supplies	$2,858	$3,008
Work-in-process	422	430
Finished goods	4,148	4,175

Total gross inventories	7,428	7,613
Less: Inventory reserves	(2,845)	(2,598)

Total inventories	$4,583	$5,015

3.	CREDIT FACILITIES

Our debt at November 30, 2009 and August 31, 2009 consisted of the following (in thousands):

	November 30, 2009	August 31, 2009
Bank revolving line-of-credit	$3,850	$3,646
Mortgage note	865	880

Total	4,715	4,526

Less: Current portion	3,910	3,706

Long-term portion	$805	$820

As of November 30, 2009, our revolving line of credit was under a forbearance agreement amendment to our Credit and Security Agreement with Wells Fargo Bank. However, on November 30, 2009, we entered into a new $5 million senior secured credit facility (revolving line of credit) agreement with ViewPoint Bank, FSB. The new senior credit facility was funded and proceeds were used to repay and terminate our credit facility with Wells Fargo Bank. In connection with this termination, we recorded termination fees and other costs of $160,000 that were accrued as of the end of our first quarter.

Advances under the new senior credit facility are based on eighty percent of eligible accounts receivable and fifty percent of eligible finished goods inventory, subject to a $250,000 maximum on eligible finished goods inventory. The new senior credit facility has a term of one year and includes quarterly covenants that consist of: i) a current ratio of at least 1.0; ii) a minimum net worth of $4.8 million; and iii) additional capital of $700,000, in a form yet to be determined, prior to August 31, 2010. With the additional capital, ViewPoint will increase its maximum advance against finished goods inventory by $750,000.

The interest rate on line of credit borrowings under our new senior credit facility is the higher of the Wall Street Journal Prime Rate plus 2% or the floor rate of 7%. The interest rate on the initial borrowings was at 7%.

4.	STOCK-BASED COMPENSATION PLANS

We have several stock-based compensation plans, which are more fully described in Note 11 in our fiscal 2009 annual report on Form 10-K. The following table illustrates the stock compensation expense recognized in the three months ended November 30, 2009 and 2008. Compensation expense recognized in thousands was:

	Compensation Expense Recognized Three months ended November 30,
Stock Compensation Plan	2009	2008
Stock options for employees and directors	$1	$9
Employee Stock Purchase Plan	—	5
Restricted Stock Units	119	96

Totals	$120	$110

Stock Options – There were no stock option grants in the current or prior year. As of November 30, 2009, options to purchase 76,249 shares of stock were cancelled in the current year due to employee terminations and option period expirations. The summary of stock option activity for the current fiscal year as of November 30, 2009 follows:

	Three Months Ended November 30, 2009
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($000)
Outstanding at September 1, 2009	1,275,204	$4.36
Exercised	-0-	$0.00
Expired/cancelled	(76,249)	$6.54

Outstanding at November 30, 2009	1,198,955	$4.22	2.54	$-0-

Exercisable at November 30, 2009	1,198,955	$4.22	2.54	$-0-

All outstanding options carry a grant price greater than the $.94 per share market price of our common stock on November 30, 2009. Therefore, the aggregate intrinsic value is zero as stated in the table above.

Restricted Stock Units – We have switched to restricted stock units, or RSUs, as our primary stock compensation vehicle in lieu of stock options to better match the employees’ perceived benefit with the financial statement cost. Also, RSUs result in less dilution and, as we have implemented them, generally less expense. Most of our stock compensation expense in the current year relates to RSUs. The following table sets forth the status of our Restricted Stock Unit compensation activity for the current fiscal year as of November 30, 2009:

Nonvested Shares	Shares	Weighted- Average Grant- Date Fair Value
Nonvested at August 31, 2009	770,525	$1.28
Granted	22,000	$0.83
Vested and issued	(53,500)	$0.53
Cancelled	(23,375)	$1.15

Nonvested at November 30, 2009	715,650	$1.32

5.	EARNINGS (LOSS) PER SHARE

Our earnings (loss) per share is computed by dividing our net earnings (loss) by the weighted average number of outstanding common shares during the period. Our diluted earnings (loss) per share is computed by dividing our net earnings (loss) by the weighted average number of outstanding common and potentially dilutive shares. Potentially dilutive shares are derived from outstanding stock options, warrants and RSUs that have an exercise price less than the weighted average market price of our common stock. Any options and warrants with an exercise price greater than the weighted average market price of our common stock are considered antidilutive and are excluded from the computation of diluted earnings per share. In a period of net loss, all outstanding options, warrants and RSUs are considered antidilutive. The number of common stock options, warrants and RSUs considered antidilutive and thus excluded from the year to date diluted earnings or loss per share computation for the three months ended November 30, 2009 was 1,914,605 and was 2,154,351 for the three months ended November 30, 2008.

6.	SALES REVENUE

The following table sets forth the components of our sales and the percentage relationship of the components to sales by product area for the periods ended as indicated (in thousands, except percentage data):

	Quarter Ended
	November 30, 2009		November 30, 2008
	Amounts	% of Total	Amounts	% of Total
Product sales:
Wireless Solutions Group:
Virtual Wire® Radio products	$2,626	31%	$2,937	26%
Cirronet modules	1,423	17	2,766	24

Subtotal	4,049	48	5,703	50
Wireless Components Group:

Filters	3,022	36	3,939	35
Frequency control modules	388	4	574	5
Low-power components	994	12	1,151	10

Subtotal	4,404	52	5,664	50

Total sales	$8,453	100%	$11,367	100%

International sales were approximately 58% or $4,875 during the current quarter and 55% or $6,218 during the comparable quarter of the prior year. We consider all product sales with a delivery destination outside of North America to be international sales.

7.	SEGMENT INFORMATION

In the section below entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, we describe two lines of business, the Wireless Solutions business and the Wireless Components business. Our strategy is to focus our product and market development efforts and resources on the Wireless Solutions business, which we believe gives us greater potential for both increased sales and gross margin.

Our senior management reviews discrete gross margin information on these two businesses and has made decisions on allocation of resources based on this information and our strategy. Most of our research, selling, general and administrative and restructuring activities for both segments is managed on a consolidated basis. Therefore, we do not have discrete segment information for operating expenses and many balance sheet accounts. The information we are presenting on the next page represents the information we have readily available to us.

As a result of the shared administrative services reported separately, the segment information may not be indicative of the financial position or results of operations that would have been achieved had these segments operated as unaffiliated entities. There were no intersegment sales.

Information concerning the operations and assets in these reportable segments is as follows (in thousands):

	Three Months Ended November 30,
	2009	2008
Net sales:
Wireless Solutions Group	$4,049	$5,703
Wireless Components Group	4,404	5,664

Total	8,453	11,367
Gross profit:
Wireless Solutions Group	1,667	2,828
Wireless Components Group	1,085	1,389

Total	2,752	4,217
Operating expenses (not allocated to segments):
Research and development	758	1,266
Sales and marketing	1,171	1,814
General and administrative	621	1,011
Restructuring	—	(67)

Income from operations	$202	$193

Gross profit percent to sales:
Wireless Solutions Group	41.2%	49.6%
Wireless Components Group	24.6%	24.5%
Total	32.6%	37.1%

	November 30, 2009	August 31, 2009
Segment assets:
Wireless Solutions Group	$6,617	$6,546
Wireless Components Group	4,520	4,160
Corporate and unallocated	3,404	3,714
Assets of discontinued operations	—	36

Total	$14,541	$14,456

8.	INCOME TAXES

During the three months ended November 30, 2009, we realized loss before income tax (including discontinued operations) of $97,000, compared to a loss before income tax (including discontinued operations) of $41,000 for the comparable period of the prior year. In both the current and prior years, we recorded small provisions for state income tax. We expect to record relatively small income tax provisions in future periods. We continue to maintain a full valuation allowance on our deferred tax assets due to prior period losses, as well as the general economic environment.

9.	LEGAL PROCEEDINGS

On May 29, 2008, CMS Liquidating Company (“CMS”) filed a Petition and Action for Declaratory Judgment (the “Petition”) in the 298th District Court of Dallas County, Texas, naming RFM as defendant. The Petition requests that the Court construe the Earn Out Agreement entered into between RFM and CMS in connection with the acquisition of substantially all the assets of Caver Morehead, Inc. in September 2006. The claims question the methodology used by RFM to calculate CMS’ earn out payment. RFM has filed an answer denying liability and making a claim for its litigation expenses against CMS and certain of its shareholders pursuant to the acquisition agreement. The amount of damages sought was unspecified in the Petition, but in its motion for summary judgment filed on February 23, 2009, CMS took the position that the amount of purchase price in dispute is $1,320,000. On December 3, 2009, all matters in dispute between the parties were referred to binding arbitration and the judicial proceeding between the parties was stayed, pending the outcome of the arbitration. We believe that we have meritorious defenses to the interpretation sought by CMS and intend to defend this case vigorously. We may incur substantial expenses in defending against the foregoing claim, and it is not presently possible to forecast its outcome with certainty. We do not believe, based on current knowledge, that the foregoing legal proceeding is likely to have a material adverse effect on our financial position, results of operations, or cash flows.

10.	SUBSEQUENT EVENTS

We analyze subsequent events in accordance with Accounting Standards Codification 855-10 to determine if events after the balance sheet date provide additional evidence about conditions that existed at the balance sheet date. Events have been evaluated through January 13, 2010 which is the date the financial statements are available to be issued, and we determined that no additional disclosures are required.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion may be understood more fully by reference to the financial statements, notes to the financial statements, and management’s discussion and analysis contained in our Annual Report on Form 10-K for the year ended August 31, 2009 filed with the Securities and Exchange Commission.

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

Our Wireless Solutions business includes surface acoustic wave and Radio Frequency Integrated Circuit, or RFIC, Short-range Radios, RF module products and Stand Alone Radio Systems. The products are various types of radios and the networks that manage and use these radios. Our strategy is to provide customers with a wide variety of alternative products for their wireless network applications. Our product offerings include miniature radios that are very short range and ultra low power. We also market standard and custom RF radio modules as well as Stand Alone Radio Systems that are packaged radio and network gateway products that have longer range and increased data rates.

Our Wireless Components, or RF Components, business includes filters, frequency control modules and low-power components. Our strategy is to provide simple, cost effective solutions that fit our customers’ specialty applications.

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

A key factor in our combined sales performance is successfully developing and selling new products in volumes adequate to offset the decline in selling price and unit sales volumes of our older products. A key factor in our combined gross margin performance is reducing our costs (through innovation, assisting our contractors to identify lower costs of manufacture, and increased volume) and improving our product mix towards higher margin products to offset expected declines in average selling prices. The Cirronet acquisition during fiscal 2007 was a key part of our strategy to grow sales with new products that have higher margin potential.

We have generally generated positive operating cash flows in recent periods, including the fourth quarter of fiscal 2009 and the full fiscal 2009, although not in the current quarter. See the section below entitled “Actions to Improve Liquidity” and the section entitled “Liquidity” for discussion of cash flows for the current period. Our ability to maintain positive cash flows is dependent on our success in controlling our expenses in relation to our sales. See the section below entitled “Impact of Economic Conditions and Our Response” for discussion of our cost control program. In any case, the amount of positive cash flow may decrease or occasionally turn negative due to fluctuating revenues, declining margins, escalating operating costs, the need for increased working capital to support increased sales, or increased spending to support growth programs. We feel we currently have the financial resources necessary to execute our business plans.

Impact of Economic Conditions and Our Response

The world-wide economic recession had a material impact on our sales and operations on our last four fiscal quarters, including the first quarter of fiscal 2010. Fiscal 2009 sales declined 41% from fiscal 2008 and current quarter sales declined 26% from the comparable quarter of the prior year. This resulted in significant losses for two quarters (the second and third quarters of fiscal 2009). See the sections on sales trends later in this report for additional details. Economic conditions in the electronics industry have historically experienced extreme fluctuations in demand within short time periods, so they are a key factor that influences our sales performance. We believe our markets are in a period of relatively low overall demand.

Prior to fiscal 2009, we had taken several major steps to reduce expense levels. During the second quarter of fiscal 2009 and in succeeding quarters, we took additional steps, including head count reductions of 45%, a salary reduction of 10%, suspension of our 401 (k) savings plan match, suspension of cash compensation in the form of quarterly retainers and meeting fees for our outside directors and other cost reduction measures to further adjust our business structure to anticipated lower sales. In addition, we focused our sales and marketing efforts on products and markets that face less economic pressure, such as the medical and general industrial markets, and we actively managed our inventory levels, achieving significant reductions.

We believe that our return to positive operating income of over $200,000 during the current quarter and the prior fourth quarter of fiscal 2009 demonstrates that we have taken appropriate actions to control expenses in our business. For two consecutive quarters, sales levels were reached which resulted in operating income. We reported net income for the fourth quarter and only our decision to change banks prevented us from reporting net income for the current quarter (see the next section for further discussion).

Because our core businesses are now generating operating income at much lower sales levels than prior periods, we have demonstrated the ability to match expense levels with expected revenue. If required, we will continue to take the actions required to restructure our business to return to overall profitability and to produce significant positive operating cash flow when economic conditions permit. While our cost reductions have resulted in a much lower cost business model, current economic conditions make forecasting future profitability very difficult, and there can be no assurance that we will achieve profitability in the future.

Banking Agreements

Our operating results for the second quarter of fiscal 2009 resulted in a violation of the financial covenants in our banking agreement with Wells Fargo Bank, N.A (“Wells Fargo”). From May 12th through November 30, 2009, we operated under a forbearance agreement with Wells Fargo. While we were able to meet the financial covenants under that agreement, we decided to enter into a new banking agreement with ViewPoint Bank, FSB (“ViewPoint”), with whom we already had a mortgage financing relationship.

On the last day of the current quarter, we entered into the new $5 million senior secured credit facility with ViewPoint mentioned in the preceding paragraph. On the next day, the facility was funded and we used the proceeds to repay and terminate our credit facility and forbearance agreement with Wells Fargo. The terms of the new agreement are described in Note Three to our financial statements.

While we incurred $160,000 in termination fees and other costs that were recorded in the first quarter, we believe there are numerous advantages to the new agreement. First, it allowed us to end our default and forbearance status. Next, compliance with the new financial covenants is measured quarterly, rather than monthly, providing us increased flexibility to manage our operations. We believe that the termination fees will be more than offset by lower banking costs, including reduced interest expense, lower banking fees and lower reporting costs. In addition, restrictions on activities such as capital spending were eliminated. Lastly, we believe this new facility will allow us to concentrate on growing our business over the long-term.

Actions to Improve Liquidity

Besides our effort to reduce costs via actions discussed above in the section entitled “Impact of Economic Conditions and Our Response,” we took a number of actions in fiscal 2009 to improve liquidity. Our prime objective was to generate positive operating cash flow. Those actions generated positive operating cash flow of $4.2 million during fiscal 2009.

A significant portion of that positive operating cash flow for fiscal 2009 was derived from factors that may not be continuing sources of operating cash flow. First, we collected accounts receivable in excess of declining sales. However, since sales have increased for the past two quarters, a declining level of sales generating excess collections of receivables is not likely to be a significant future source of funds. In fact, increasing sales resulted in increased accounts receivable in the current quarter and a net $0.2 million negative operating cash flow. Another source of operating cash flow has been a reduction in inventory that we have achieved. We reduced net inventory $4.5 million in fiscal 2009 and another $0.4 million in the current quarter. Since we have reached planned levels, it is not likely that reducing inventory further will be a significant future source of funds. The reductions in accounts receivable and inventory have been partially offset by reductions in accounts payable and accrued expenses, as we have paid down those liabilities.

Beyond reducing our working capital requirements, we believe we have established a cost structure that is capable of generating significant positive earnings before interest, taxes, depreciation and amortization, or EBITDA, at current sales levels. This in fact occurred during the current quarter and the fourth quarter of 2009. We believe maintaining a cost structure that is designed to generate positive EBITDA at sales levels below what we expect is our primary method of assuring near-term liquidity. Our EBITDA for the current quarter was $0.6 million, nearly the same as what it was in the fourth quarter of 2009 and the comparable quarter of the prior year. See the EBITDA table immediately after this section.

As a temporary response to the reduction in available working capital, we negotiated with our suppliers to extend payment terms. This resulted in a temporary increase in accounts payable in the second quarter of fiscal 2009. During the three quarters since then, we have paid down the balances to our suppliers by $1.6 million, in line with reduced inventory levels. We have returned to normal payment terms with all of our suppliers. If we had been unable to maintain favorable terms with our suppliers, there could be a significant interruption in the flow of material from our suppliers, which could result in a material adverse effect on our business, financial condition and results of operations.

In another temporary response to the reduction in availability, we arranged for advance customer payments in the amount of $700,000 and very short payment terms in the fourth quarter of fiscal 2009. These advances are classified as accrued expenses and other current liabilities on our balance sheet. The advance payments were only made during the fourth quarter of fiscal 2009 and we expect to pay back the advances over a 12-month period beginning the second quarter of fiscal 2010. The very short payment terms had much less impact on our current quarter, as accounts receivable returned to historic levels with days sales outstanding in the mid 50’s range. We also expect to return to normal payment terms on our receivables in our second quarter.

It is our objective to continue to generate positive cash flow, service our bank debt and keep in good standing with our suppliers in the immediate future, although this cannot be assured due to the economic uncertainties we face.

The following table sets forth, for the three months ended November 30, 2009 and 2008, the calculation for EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) that is referred to in this report (in thousands):

	Three Months Ended November 30,
	2009	2008
Net Loss	$(102)	$(46)

Add back:
Interest expense	275	170

Taxes	5	5

Depreciation	199	272

Amortization:
Patents	57	65
Intangibles from acquisitions	—	60
Stock compensation	120	110

Total amortization	177	235

EBITDA	$554	$636

EBITDA is an important liquidity measurement used by financial institutions to measure a company’s capability to fund operations. EBITDA is also used by our management to measure our performance in achieving necessary cost reductions.

Critical Accounting Policies

We prepare our financial statements in conformity with accounting principles generally accepted in the United States. As such, we are required to make certain estimates and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the periods presented. We described our most significant accounting policies, which we believe are the most critical to fully understand and evaluate our reported financial results, in our Annual Report filed with the Securities and Exchange Commission on November 24, 2009 on Form 10-K. Those policies continue to be our most critical accounting policies for the period covered by this filing.

Results of Operations

In this next section, we will discuss our financial statements. In doing this, we will make comparisons between the following periods, which we believe are relevant to understanding trends in our business:

•

The three months ended November 30, 2009 (current quarter and current year-to-date period) of the fiscal year ending August 31, 2010, in comparison to the three months ended November 30, 2008 of the fiscal year ended August 31, 2009 (comparable quarter of the prior year and prior year-to-date period).

•	Certain comparisons with the three months ended August 31, 2009 (previous quarter) are provided where we believe it is useful to the understanding of trends.

•	The selected financial data for the periods presented may not be indicative of our future financial condition or results of operations.

The following table illustrates operating results for the four quarters of fiscal 2009 and the first quarter of fiscal 2010 (in thousands, except percentage data). These figures will be used when discussing trends in the following section.

	Fiscal 2009 Quarter Ended				Fiscal 2010 Qtr. Ended
	Nov. 30	Feb. 29	May 31	Aug. 31	Nov. 30
Sales by product area:
Wireless Solutions Group:
Virtual Wire® Radio products	$2,937	$2,502	$2,330	$2,467	$2,626
Cirronet modules	2,766	1,924	1,310	1,726	1,423

Subtotal	5,703	4,426	3,640	4,193	4,049
Wireless Components Group:
Filters	3,939	1,259	1,889	1,587	3,022
Frequency control modules	574	223	260	763	388
Low-power components	1,151	690	745	942	994

Subtotal	5,664	2,172	2,894	3,292	4,404

Total sales	11,367	6,598	6,534	7,485	8,453
Cost of sales	7,150	4,342	4,187	4,683	5,701

Gross profit	4,217	2,256	2,347	2,802	2,752
% of sales-Wireless Solutions	49.6%	38.5%	39.5%	35.4%	41.2%
% of sales-Wireless Components	24.5%	25.5%	31.4%	40.0%	24.6%
% of sales-Total	37.1%	34.2%	35.9%	37.4%	32.6%

Operating expenses:
Research and development	1,266	1,046	818	831	758
Sales and marketing	1,814	1,140	1,020	1,142	1,171
General and administrative	1,011	910	742	602	621
Restructuring and impairment	(67)	460	1,634	—	—

Total	4,024	3,556	4,214	2,575	2,550

Income (loss) from operations	193	(1,300)	(1,867)	227	202
Other income (expense), net	(173)	(154)	(163)	(157)	(299)

Income (loss) before income taxes	20	(1,454)	(2,030)	70	(97)
Income tax expense (benefit)	5	8	(113)	1	5

Income (loss)-continuing operations	15	(1,462)	(1,917)	69	(102)
Income (loss)-discontinued ops	(61)	(31)	(58)	(7)	—

Net Income (Loss)	$(46)	$(1,493)	$(1,975)	$62	$(102)

The following table sets forth, for the three months ended November 30, 2009 and 2008, (a) the percentage relationship of certain items from our statements of operations to total sales and (b) the percentage change in dollar amount of these items between the current period and the comparable period of the prior year. The reported amounts for fiscal 2008 have been adjusted from previous quarterly reports because of classification of discontinued operations.

	Percentage of Total Sales Quarter Ended November 30,		Percentage Change From Quarter Ended November 30, 2008 to Quarter Ended November 30, 2009
	2009	2008
Sales	100%	100%	(26)%
Cost of sales	67	63	(20)

Gross profit	33	37	(35)

Research and development	9	11	(40)
Sales and marketing	14	16	(35)
General and administrative	7	9	(39)
Restructuring	—	(1)	100

Total operating expenses	30	35	(37)

Income from operations	3	2	5
Other expense, net	(4)	(2)	73

Income (loss) before income taxes	(1)	—	(585)
Income tax expense	—	—	—

Net income (loss)-continuing operations	(1)	—	(780)
Net income (loss)-discontinued operations	—	(1)	100

Net income (loss)	(1)%	(1)%	(122)%

Sales

Overall Sales Trends for the Current Quarter Compared to the Prior Year and Previous Quarter

Total sales at $8.5 million decreased 26% in the current quarter compared to $11.4 million in the comparable quarter of the prior year, but they increased 13% from the $7.5 million in the previous quarter. The primary reason for the change in both periods was a change in the number of units sold that largely reflected economic conditions in the markets we serve. Economic conditions in the electronics industry have historically experienced extreme fluctuations in demand within short time periods, so they are a key factor that influences our sales performance. We believe our markets are in a period of relatively low overall demand, but many of these markets are now showing initial signs of recovery.

In comparison to the comparable quarter of the prior year, sales to most of our markets decreased, due to the impact of the recession. For instance, sales to the telecommunications, industrial and consumer markets were all down 35% to 65% from the prior year, reflecting a significant decrease in end market demand. The only increases in sales in comparison to the comparable quarter of the prior year were 25% for the automotive market and 20% for the medical market. The automotive market was significantly impacted by the recession in the previous year, but appears to be recovering. The medical market seems less affected by general economic conditions.

In contrast, in comparison to the previous fourth quarter, sales increased due to some economic recovery, particularly in the automotive market. Sales to the automotive market increased 118%, as production schedules in our portion of the automotive supply chain were relatively high due to the government’s “cash for clunkers” program and specific production schedules at our customers. There were also small increases in sales to the telecommunications and industrial markets. The only decreases in sales from the previous quarter were 15% in the medical market due to lower production schedules by our customers and a 66% decrease in our “other” market category due to the winding down of a program for military grade Frequency Control Module products.

On a segment basis, our product lines had different sales trends. Wireless Components products sales at $4.4 million decreased 22% from the prior year, but they increased 34% from the previous quarter. These changes in sales for Wireless Components products primarily resulted from changes in economic conditions in the markets in which these products are used. Wireless Component products are largely sold to the automotive, consumer and telecommunications markets. Our sales to two of those three markets (all but automotive) were significantly down in comparison to the comparable quarter of the prior year. Our sales to these same three markets all increased in comparison to the previous quarter. The automotive, consumer and telecom markets have all shown significant volatility in recent years, as end customers change their production schedules for those markets. We expect that volatility to continue. For further information, see the sections below entitled “Filters,” “Low-power Components” and “Frequency Control Modules.”

Wireless Solutions products sales at $4.0 million decreased 26% from the prior year and 3% from the previous quarter. A year ago, sales to most Wireless Solutions markets were still at relatively high levels, as OEM customer and contract manufacturer customer production levels had not yet been significantly been affected by the recession. Our primary customers for these products are OEM customers and contract manufacturers and distributors in medical and general industrial markets. These customers order product based upon their own production schedules or the production schedules requested by their customers, which have historically shown considerable volatility. Our Cirronet RF Module products have been significantly impacted by much lower demand for industrial surveying and telemetry products, which have been adversely affected by the continuing low level of construction activity. Some of our Virtual Wire® and RFIC Short-range Radio products are also sold to industrial customers such as automated meter reading manufacturers, which were also impacted by economic conditions. The weakness in the industrial market is the primary reason why Wireless Solutions products sales decreased in comparison to the comparable quarter of the prior year. This is despite the favorable effects of increased sales to medical customers. Unlike our Wireless Component products, these sales did not see a recovery in comparison to the previous quarter. For further information on these products see the sections below entitled “Cirronet RF Module Products and Virtual Wire® Short-range Radio Products.”

Our strategy has been to grow our Wireless Solutions business to offset an expected long-term decline in the Wireless Components business. We have focused our product and market development efforts on products with higher technical content, which allows them to be sold with higher gross margins. The primary markets for these products are industrial and medical. Total company sales will only expand if the anticipated growth in Wireless Solutions sales exceeds the anticipated decline in sales for our Wireless Components business.

We compete in very price competitive markets (such as the automotive and satellite radio markets) in which customers require decreased prices over time to retain their business, particularly for products in the Wireless Components group. In addition, our customers expect economies of scale to result in lower pricing as new products ramp up in volume. As a result, two of our product lines (filters and low-power components) experienced a decline in average selling prices in the range of 1% to 18% in the current quarter, compared to the comparable quarter of the prior year. A portion of the decrease in filter average selling prices was due to a relatively greater reduction in the number of units sold of products in larger package sizes, which are more costly and command higher prices. Another product line (Cirronet RF Modules) also experienced a decrease in average selling price due to a shift in product mix within the product line, rather than lower selling prices for the same products. Virtual Wire® and RFIC Short-range Radio products actually experienced an increase in average selling prices due to a change in product mix towards medical products combined with lower sales for other products. The Frequency Control product line is not as sensitive to these price pressures. We expect the trend towards lower average selling prices will continue.

We have achieved significant market position in most of the markets on which we focus. However, we believe that price competition from much larger and better financed competitors represents a significant risk in maintaining our sales levels and gross margins, particularly in the automotive, consumer and telecommunications markets. A decline in average selling prices adversely impacts gross margin, as well as sales. Therefore, offsetting this impact is an important part of our strategic plan. For a discussion of strategies for sustaining gross profit, see the section below entitled “Gross Profit.”

Our ability to grow or even maintain our sales levels is highly dependent on various factors, including the following: (a) our success in achieving increases in sales for Wireless Solutions products which have a higher technical content; (b) achieving technological advances in our product design and manufacturing capabilities; (c) our ability to sell our products in a competitive marketplace that can be influenced by outside factors, such as economic and regulatory conditions; (d) competition from alternative technologies or from competitors duplicating our technologies; and (e) the impact of competitive pricing.

We have expended material resources in developing new products. However, the timing of any sales resulting from new products is dependent upon our customers’ product introduction cycles. Sales to OEM customers are particularly dependent on our customers’ success in their market development programs. For instance, in the past year, we have seen a slowdown in customer adoption of our newer products in the M2M market due to delays in customer programs. It is difficult for us to predict when, or if, new products will have a significant impact on our sales.

We have experienced sudden increases in demand in the past, which have strained the manufacturing capabilities of our offshore contractors and their raw material suppliers to increase capacity to meet this demand. We have seen lead times lengthen for key raw materials such as packages and integrated circuits. In addition, new products sometimes require manufacturing processes different than those to which we currently have access. Our assembly contractors may not be able to procure sufficient raw materials, or we may not be able to increase the manufacturing capacity of our assembly contractors in a timely manner so as to take advantage of increased market demand. Failure to do this could result in a material loss of potential sales.

Product Line Sales Trends:

Wireless Solutions Group:

Cirronet RF Module Products

Sales for these products of $1.4 million decreased 49% from the comparable quarter of the prior year and 18% from the previous quarter. The decrease in both periods was primarily due to a decrease in the number of units sold, particularly for higher-priced products. Many of Cirronet’s larger customers are OEM customers whose production schedules are relatively volatile. We believe the decreased number of units sold of relatively high priced products was due to economic conditions these customers were facing. The decrease from the comparable quarter of the prior year was most significant for European surveying and telemetry applications, which have been adversely affected by the downturn in construction. We believe the economic downturn in construction related activity has had a negative impact on these applications for U.S. markets as well. The decrease from the previous quarter was primarily due to decreased production levels for a wireless sensor network application due to lower end customer demand.

On the other hand, in the past year we have introduced several models of lower-priced RF modules to capture business at lower price points. These have started to ship in significant volume. These new models include Zigbee™, DNT and LPR radio modules. DNT is a low cost, long-range and frequency hopping spread spectrum module. LPR is an 802.15.4 wireless sensor networking line of modules. The increase in the number of units sold of lower-priced RF modules resulted in a 4% lower average selling price for all RF modules. These decreases in average selling prices also had a negative impact on gross margins, since most of these more price-competitive units had lower margins. As mentioned above, sales for a wireless sensor network application decreased in comparison to the previous quarter. Since these were lower-priced models, the average selling price for RF modules increased significantly, which caused a corresponding increase in gross margins.

Cirronet was acquired in September 2006. Cirronet provides longer-range modules, as well as gateway and network bridge products used to connect different network types to one another. This acquisition was a major part of our strategy to grow sales for the Wireless Solutions business. Many of the customers in this group are in the industrial and medical markets to OEM customers, resulting in more total Company sales to these markets.

An important consideration in our decision to expend resources in this business was the increased potential gross margin these products and services offer due to their higher technical content. Increased sales for these products would represent a potential significant improvement in product mix, contributing to increased gross margins. See the section below entitled “Gross Profit” for further information.

In recent years, we have invested considerable resources in product and marketing development to support our strategic plan for the Wireless Solutions business. Our Wireless Solutions business is focused on a potential multi-billion dollar market for embedded modules and similar products. Besides a variety of radio products, we use several communication protocol systems to manage point-to-point, point-to-multipoint and mesh wireless sensor networks. We believe the key to capturing this market will be the ability to provide a wide variety of products, protocols and firmware to deliver the optimum solution for each customer’s application. With Cirronet, we believe we are in position to offer one of the broadest ranges of radios, modules and protocols in the industry.

Our largest investment in research and development has been to develop new RF module products, including FCC certified standard products and custom products for specific customers. In the last year, we have launched a new Zigbee™ product, a line of industrial grade networking products based on Dust Networks™ technology, and additional DNT and LPR modules. Our sales force is now working with customers to design these products into their applications. While we see great potential for RF module products, it is difficult for us to predict when, or if, these products will have a significant additive effect on our sales.

Virtual Wire® Short-range Radio Products

Sales for Virtual Wire® Short-range Radio products were $2.6 million for the current quarter. This was an 11% decrease from the comparable quarter of the prior year and a 6% increase from the previous quarter due to the changes in the number of units sold. The changes in the number of units sold were primarily related to changes in production rates at several major customers. As we have seen in prior periods, these products show considerable volatility. A large portion of these sales are to contract manufacturers for OEM customers, whose demand tends to fluctuate considerably for automated meter reading, medical and other applications. The number of units sold in the current quarter was 16% lower than the comparable quarter of the prior year, as production rates were much lower at several major customers.

In comparison to the previous quarter, however, the number of units shipped increased 36%, as several of those same customers had increased production schedules.

Partially offsetting the impact of changes in the number of units sold were changes in average selling prices due to changes in product mix, rather than increases in prices for specific products. In comparison to the prior year, there was a 6% increase in the average selling price for Virtual Wire® Short-range Radio products. Sales for medical applications (which carry higher average selling prices) increased, while sales for other applications (which carry lower average selling prices) decreased. In contrast to this, there was a 22% decrease in average selling prices per unit in comparison to the previous quarter, again due to changes in product mix. An increase in average selling prices is contrary to our long-term trend towards lower average selling prices due to competitive pressures. We expect this trend towards lower average selling prices to continue. However, changes in product mix for additional sales of higher-priced medical products may from time to time offset any negative impact on average selling prices for other products.

For several years we have devoted considerable resources developing and marketing Virtual Wire® and RFIC Short-range Radio products. We believe these products offer potential for considerable growth in sales in numerous wireless applications, particularly for applications that require small size and low power consumption. We intend to continue working with our customers to develop new applications. We continue to enhance our line of RFIC products, including receivers, transmitters and transceivers. Recently, we introduced two additional products, the 2.4 GHz TRC104 and the 300 to 510MHz TRC105 for automotive, consumer, industrial and medical applications. We are not certain when, if ever, these new products will have a significant additive effect on future sales.

Wireless Components Group

Filters

Sales of filter products at $3.0 million decreased 23% from the comparable quarter of the prior year, but they increased 90% from the previous quarter. The sales decreases were primarily due to changes in the number of units sold. The decrease in the number of units sold from the prior year was primarily due to a decrease in sales for consumer and telecom applications due to adverse economic conditions in those markets. The increase in the number of units sold from the previous quarter was due to a very robust recovery in automotive applications, primarily for satellite radio customers. The supply chain for automotive North American production has been subject to volatile changes in production levels and inventory corrections in recent quarters, resulting in both quarterly increases and decreases.

We provide filters for satellite radios that provide services from Sirius XM Radio Inc. (NASDAQGS: SIRI). It is clear that our sales of filter products into the satellite radio market continue to be heavily dependent on the success of the satellite radio service provider in increasing the number of subscriptions for its service. In recent quarters, there has been a continued reduction in the growth rate of new subscriptions to satellite radio services. A partially offsetting favorable factor has been an increasing number of models of automobiles that include factory-installed satellite radios. Until the current quarter, a very negative factor has been the significant reduction in the number of units produced due to sharply reduced production schedules for North American automotive suppliers. Subscription rates and production schedules in recent years have fluctuated greatly. As a result, forecasting future unit sales for these products is very difficult.

Sales to the Chinese telecommunications market also had a trend of lower sales in comparison to the prior year, but increased sales compared to the previous quarter. However, the increase from the previous quarter was only slight. The changes were due to changes in production rates for this market. We anticipate sales to telecommunications markets will continue to be very volatile due to very short lead times and changes in technical trends in the very large Chinese market.

A continuing difficulty we face for filter products is the ongoing trend of lower average selling prices for comparable products. Competitive conditions for these products have forced us to provide lower prices to maintain our market share. The automotive and consumer markets tend to be more price competitive than the other markets we serve. For instance, in the current year average selling prices declined by 18% in comparison to the prior year and 5% in comparison to the previous quarter. From time-to-time a change in average selling prices may be due to a change in product mix resulting from differing trends in the number of units sold of the relatively low-priced satellite radio filters and the number of units sold of the relatively higher-priced telecom filters. The impact of changes in average selling price due to product mix tend to be at least partially offset by differences in material costs, as the higher-priced telecommunications products require larger, more expensive packages.

We believe that sales of filter products may decline in the second quarter due to normal seasonal and other factors. Our second quarter includes far fewer production days for our customers, due to holidays both in North America and Asia. In addition, sales to automotive customers may decrease due to lower production rates and may be negatively impacted by shortages of raw materials for our contract manufacturers due to lengthening of lead times. We are working with our customers and suppliers to reduce this impact and we will utilize alternate suppliers to some extent.

We expect the general trend of lower average selling prices for comparable products will continue to have an adverse effect on future sales and margins, and this trend may result in lower overall sales of filter products in the immediate future. For a discussion of strategies for sustaining gross profit, see the section below entitled “Gross Profit”.

Frequency Control Modules

Sales of frequency control products at $0.3 million decreased 40% from the comparable quarter of the prior year and 55% from the previous quarter. The decrease in both periods was primarily due to a decrease in the number of units shipped. Many of these products are very mature and sales for them have been declining for several years, as customers convert their applications to alternative technologies. Sales to high-end computer and internet infrastructure markets are subject to volatile changes due to economic conditions in the telecommunications market and production rates at several major contract manufacturers. Economic conditions caused those production rates to be very low in the current quarter in comparison to the comparable quarter of the prior year. Sales of military grade products are dependent on specific programs, which were high in the previous quarter, but lower in the current quarter. This resulted in a 43% reduction in average selling price in comparison to the previous quarter, resulting in a lower gross margin for these products. Normally, pressures on average selling prices for frequency control module products are not nearly as great as in some of our other markets.

Future sales of these products will continue to be highly dependent upon economic conditions in the markets these products serve. We expect that the trend of lower sales for frequency control modules will continue and may even accelerate, due to continued conversion of customers to alternative technologies.

Low-power Components

Sales of low-power components at $1.0 million declined 14% from the comparable quarter of the prior year, but increased 6% from the previous quarter. The decrease from the prior year was primarily due to a decrease in the number of units sold, resulting from an ongoing trend toward lower sales and adverse economic conditions in the markets these products serve. The increase from the previous quarter was due to a slight increase in average selling prices resulting from a change in product mix, rather than an increase in prices of individual units.

The reduction in sales from the prior year represents an ongoing trend for these products. The trend we have experienced is a decline in sales for some of our mature products, including products for the tire pressure monitoring and remote keyless entry applications. Many of our products sold into this application are based on mature technology and conversion to other technologies such as multiple function integrated circuits and phased lock loop radios is expected to adversely affect future sales of our low-power products. In addition, some customers have switched to very low-priced competitors.

The primary markets for these products are the automotive and consumer markets, which are characterized by very competitive conditions and declining average selling prices. Smaller package styles, which are offered at lower prices, are taking an increasing market share. We expect that the trend of lower average selling prices for low-power component products to continue, as competitive market conditions require future price reductions.

We expect that the overall trend of lower sales for low-power components will continue and may even accelerate, due to continued reduction in average selling prices, continued conversion of customers to alternative technologies and generally low levels of North American automotive production. We also expect that sales of low-power components products will fluctuate in accordance with changing production schedules for automotive customers.

Other Sales Trends

The following table provides additional data concerning our sales:

	Percentage of Sales Revenue
	Current Quarter	Comparable Quarter	Previous Quarter
Sales to top five customers	49%	40%	44%
Distribution sales	40%	30%	35%
Number of customers with 10% or more sales	Two	One	Two
Sales for 10% or more customers	30%	14%	25%
International sales	58%	55%	47%

Sales in most of these categories were very similar to our previous fourth quarter and comparable to the prior year. The increases in sales to the top five customers, distribution sales, sales for 10% or more customers and in international sales were due to increased sales to Holy Stone Enterprise Co, LTD. This is an Asian stocking representative for Far Eastern contract manufacturers, particularly for satellite radio applications.

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

Gross Profit

Overall Gross Profit Trends for Current Quarter Compared to the Prior Year and Previous Quarter

The current quarter gross margin of 32.6% was a significant decrease from the 37.1% in the comparable quarter of the prior year and 37.4% in the previous quarter. This decrease was primarily due to what we believe are temporary changes in product mix, both between our segments and within them.

For some time we have focused our product and market development efforts on our Wireless Solutions products. These higher-priced products have a greater long-term potential for favorable gross margins than the very price-sensitive low-power Wireless Component products. As described in Note 7 to our accompanying unaudited Condensed Consolidated Financial Statements, gross margins for Wireless Solutions products in the current quarter was 41.2%, compared to 24.6% for Wireless Components products. Therefore, a shift in sales to these products has a positive effect on margins, and a shift towards Wireless Components products has a negative effect on margins. In the current quarter, sales of Wireless Solutions products were only 48% of total sales, compared to 50% in the comparable quarter of the prior year and 56% in the previous quarter. Our strategy is to focus our product and market development efforts on increasing the portion of sales to products that have higher potential gross margins, primarily the Wireless Solutions products. We cannot assure that this strategy will be achieved in future periods.

In addition to the product mix shift between our segments, there was an unfavorable shift in product mix within these segments. For instance, much of the sale increase in the current quarter was for products to automotive customers, which have lower than average gross margins. The Wireless Component gross margin of 24.6% was similar to the gross margin of a year ago, but much lower than the unusually high gross margin of the previous quarter of 40.0%. The previous quarter benefited from a large amount of Frequency Control module sales of a military grade product which were much lower in the current quarter. The Wireless Solutions gross margin of 41.2% increased significantly from the previous quarter of 35.4%, partially due to a lower portion of Cirronet RF module sales being for lower-priced standard products, which have lower margins. In contrast, Wireless Solutions gross margins were lower than the 49.6% of last year, partially due to a higher portion of Cirronet RF module sales being for lower-priced standard products which have lower margins.

We expect that changes in product mix both between our segments and within them will continue to cause gross margins to fluctuate. Based upon the backlog loading we see, we expect a more favorable product mix in our second quarter.

Another negative impact on gross margin in comparison to the comparable quarter of the prior year was the impact of a significant amount of overhead cost being allocated over lower sales – a volume impact. Overhead costs for the current quarter were 15% of sales, compared to 12% in the prior year, despite a reduction in cost from the prior year. Overhead costs decreased by 8%, while sales decreased 26%. These costs include the cost of our staff that plans our operations and manages our contract manufacturing network. Overhead costs also include some other relatively fixed costs such as depreciation. The cost of non-cash charges for obsolescence and write-downs of inventory are also considered overhead costs. These costs were $240,000 this quarter, compared to $164,000 in the comparable quarter of the prior year and $225,000 in the previous quarter. While our long-term plan is to increase sales volumes and spread relatively fixed overhead costs over more sales, there can be no assurance that we can do this in future periods. We believe sales volume will continue to have a very significant impact on future gross margins.

As discussed above in the sales section, we normally experience a reduction in average selling prices in virtually all of our product lines, a trend which we expect will continue due to competitive pressures and the fact that newer products, like older products, are reaching sales levels at which customers expect volume-based pricing discounts. For instance, two of our product lines (filters and low-power components) experienced a decline in average selling prices in the range of 1% to 18% in the current quarter, compared to the comparable quarter of the prior year. Another product line (Cirronet RF Modules) also experienced a 4% decrease in average selling price due to a shift in product mix within the product line, rather than lower selling prices for the same products. Virtual Wire® and RFIC Short-range Radio products actually experienced an increase in average selling prices due to a change in product mix towards medical products, but normally these products also experience lower average selling prices. Lower average selling prices are a negative factor for gross margins. We expect the trend towards lower average selling prices within our product lines will continue.

Besides our long-term effort to improve gross margin through improved product mix, our key strategy for dealing with decreased average selling prices is to reduce our per unit manufacturing costs. We devote considerable resources to obtaining purchasing savings and in working with our suppliers and outside contractors to improve yields, increase productivity and to improve processes that result in lower costs. Historically we have been able to achieve per unit cost reductions on a year-over-year basis. This was achieved for most of our volume product lines in the current quarter compared to the prior year, although we were more successful on reducing material per unit costs than we were for overhead per unit costs, because of the volume effects discussed above. We intend to continue our efforts to reduce manufacturing costs in future periods, although there is no assurance that this can be done.

The strategies mentioned in the previous paragraph are intended to offset negative factors impacting our gross margin. We were able to improve gross margins substantially in fiscal 2008 and we held our gross margins in fiscal 2009 close to 2008 levels, despite substantially lower sales due to our successful cost reduction efforts. We continue to target additional cost reductions. However, there is no assurance that margins will improve or even be maintained in future periods.

Research and Development Expenses

Research and development expenses were $0.8 million in the current quarter, compared to $1.3 million in the comparable quarter of the prior year and $0.8 million in the previous quarter. The decrease of 40% from the comparable quarter of the prior year was primarily a result of reductions in head-count and other expenses related to our cost reduction efforts. See the section entitled “Impact of Economic Conditions and Our Response” for further information on this. A 9% decrease from the previous quarter was due to the fact that the previous quarter included a $90,000 charge for write-offs related to abandoned patents that did not recur.

Research and development expenses were 9% of sales in the current quarter, compared to 11% in the comparable quarter of the prior year. We believe that we have retained the core engineering capabilities we need to continue to develop products and service our customers, and that the continued development of our technology and new products is essential to our growth and success. While there was a significant reduction in the current year, we believe that we retain sufficient resources to support our growth strategy for the Wireless Solutions business and adequate support to maintain our Wireless Component business. Currently our focus is on developing new RF modules, RFIC’s and new versions of our Virtual Wire® Short-range Radio products for industrial and medical applications.

Going forward, in the near term we expect to incur similar or slightly increased research and development expenses from the levels we incurred in our current quarter.

25

Sales and Marketing Expenses

Current quarter sales and marketing expenses were $1.2 million compared to $1.8 million in the comparable quarter of the prior year and $1.1 million in the previous quarter. This 35% decrease from the comparable quarter of the prior year was primarily a result of reductions in head-count and other expenses related to our cost reduction efforts, as well as decreased sales commission expense in line with decreased sales. See the section entitled “Impact of Economic Conditions and Our Response” for further information on this.

Sales and marketing expenses were 14% of sales in the current quarter, compared to 16% in the comparable quarter of the prior year. We continue to improve our sales channels by adding or changing sales representative firms and distributors. We intend to pursue increased sales aggressively in future periods, particularly for Wireless Solutions products. We believe that the greater technical content of the Wireless Solutions business and our growth strategy requires the current level of sales and marketing expenses as a percentage of sales, at least for the foreseeable future.

Going forward, in the near term we expect to incur similar or slightly increased sales and marketing expenses, except for sales commission expense which will fluctuate in line with sales levels.

General and Administrative Expenses

General and administrative expenses were $0.6 million for the current quarter, compared to $1.0 million for the comparable quarter of the prior year and $0.6 million in the previous quarter. This 39% decrease over the comparable period was primarily a result of reductions in head-count and other expenses related to our cost reduction efforts. See the section entitled “Impact of Economic Conditions and Our Response” for further information on this.

General and administrative expenses were 7% of sales in the current quarter, compared to 9% of sales in the comparable quarter of the prior year. We have significant remaining fixed costs related to managing the business and fulfilling our obligations as a public company.

Going forward, in the near term we expect to incur similar or slightly increased general and administrative expenses from the levels we incurred in our fourth quarter.

Restructuring Expenses

Over the past few years, we have undertaken a series of initiatives to reduce cost. We have outsourced our Dallas, Texas manufacturing facilities, consolidated our back office support functions and otherwise reacted to challenging economic conditions. This has resulted in approximately $13 million in annual savings. To achieve these savings, we have incurred expenses for employee severance, facility clean up, obtaining consulting advice on organizational structure and had some fixed asset impairments. Restructuring and impairment expense in the comparable quarter of the prior year was a negative expense of $67,000 consisting primarily of gains on sale of under-utilized manufacturing fixed assets.

In the current quarter and in the previous quarter, we incurred no restructuring or fixed asset impairment expenses. We do not expect a significant amount of restructuring or fixed asset impairment expenses in the foreseeable future. We do not have any remaining employee severance obligations that have not been paid.

Total Operating Expenses

Operating expenses in total were $2.6 million in the current quarter, compared to $4.0 million in the comparable quarter of the prior year and $2.6 million in the previous quarter. This represented an approximately $1.5 million decrease from the prior year, which was primarily a result of reductions in head-count and other expenses related to our cost reduction efforts. See the section entitled “Impact of Economic Conditions and Our Response” for further information on this. Operating expenses were 30% of sales in the current quarter, compared to 35% in the comparable quarter of the prior year.

Our immediate strategy has been to closely control our expenses relative to sales to return to profitability and we have taken a series of cost reduction actions to bring this about. This in fact has occurred in our last two quarters, as measured by operating income from operations, which has been $0.2 million in each period.

In the near term we expect to incur similar or slightly increased operating expense from the levels we incurred in our current quarter, except for sales commission expense which will fluctuate with sales.

Other Income (Expense)

Total other income (expense) was a $299,000 net expense in the current quarter, compared to a $173,000 net expense for the comparable quarter of the prior year and a $157,000 net expense for the previous quarter. The significant increase in expense from both periods was primarily a result of $160,000 in early termination fees and other costs related to our decision to terminate our existing senior lending agreement with Wells Fargo and enter into a new one with ViewPoint Bank, as discussed above in the section entitled “Banking Agreements”.

Going forward, we expect to incur significantly lower Other Expenses than the current quarter, due to the unusual expense that was incurred in this period. We also expect that interest expense and other banking fees will be somewhat reduced from prior levels due to the terms of the new credit agreement and a smaller amount of borrowings than we had outstanding in most of fiscal 2009.

Income Tax Expense (Benefit)

In recent years, we recorded small provisions for state income tax or, in some cases, adjustments to alternative minimum federal and state income tax accruals. Since fiscal 2001, we have fully reserved, in a non-cash charge, all tax benefits that had been recorded prior to that point in accordance with SFAS 109 “Accounting for Income Taxes.” We continue to maintain a substantial valuation allowance on our deferred tax assets due to our historical losses and a limited history of taxable income.

We retain the tax benefits that have been reserved and we will realize the benefits in future periods to the extent we are profitable. As of the end of the prior year, we had income tax carryforwards and other potential tax benefits available to reduce future federal taxable income by approximately $25.3 million as explained in Note 15 to our financial statements included in our most recent Form 10-K. The net operating loss (“NOL”) carryforwards begin to expire August 31, 2020.

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

The net loss from discontinued operations was zero in the current quarter, compared to $61,000 in the comparable quarter of the prior year and $7,000 in the previous quarter. Virtually all the operations of this business have been wound down.

For the foreseeable future, we expect that the results of operations and effect on future cash flows for the discontinued operation will be minimal.

Earnings (Loss) per Share

The net loss for the current quarter was $102,000, or $0.01 per diluted share, compared to a net loss of $46,000, or $0.00 per diluted share, for the comparable quarter of the prior year and net income of $62,000, or $0.01 per diluted share, for the previous quarter.

In comparison to the comparable quarter of the prior year, the current quarter had lower sales and gross margin, but lower operating expenses, so that income from operations was very similar in both periods. In comparison to the previous quarter, sales in the current quarter were higher, but at a lower gross margin, so that gross profit was very similar in both periods, as were operating expenses and income from operations. As the result of the netting effect of various operating income factors, the differences in net income between these various periods were approximately equal to the differences in Other Expenses. Net income was lower in the current quarter than the other periods primarily due to the increase in Other Expenses related to the termination of our existing Banking Agreement.

Financial Condition

Financing Arrangements

In our last several reports, we noted that we were operating under a forbearance agreement with Wells Fargo. While we were able to meet the financial covenants under that agreement, we decided to enter into a new banking agreement with ViewPoint, with whom we had an existing mortgage relationship.

On the last day of the current quarter, we entered into the new senior secured credit facility, or new facility, with ViewPoint mentioned in the preceding paragraph. On the next day, the new facility was funded and we used the proceeds to repay and terminate our credit facility and forbearance agreement with Wells Fargo.

The $5 million new facility is a revolving line of credit that has a term of one year, ending on November 30, 2010. Advances under the new facility are based on eighty percent of eligible accounts receivable and fifty percent of eligible finished goods inventory, subject to a $250,000 maximum on eligible finished goods inventory. The interest rate on line of credit borrowings under our new facility is the higher of the Wall Street Journal Prime Rate plus 2% or the floor rate of 7%. The interest rate on the initial borrowings was at 7%.

The new facility includes quarterly financial covenants that consist of: i) a current ratio of at least 1.0; ii) a minimum net worth of $4.8 million; and iii) a requirement to obtain additional capital of $700,000, in a form yet to be determined, prior to August 31, 2010. With the additional capital, ViewPoint will increase its maximum advance against finished goods inventory by $750,000. Our internal business plans indicate that we should be able to meet these covenants, but there is no assurance that this will happen.

Should there be a violation of one or more of the financial covenants and we are unable to negotiate a waiver or amendment, the maturity of our debt could be accelerated.

In connection with termination of the Wells Fargo facility, we recorded termination fees and other costs of $160,000 that were accrued as of the end of our first quarter. We believe there are numerous advantages of the new facility. First, it allowed us to end our default and forbearance status. Next, compliance with the new financial covenants is measured quarterly, rather than monthly, providing us increased flexibility to manage our operations. We believe that the termination fees will be more than offset by lower banking costs, including reduced interest expense, lower banking fees and lower reporting costs. In addition, restrictions on such activities as capital spending were eliminated. Lastly, we believe this new facility will allow us to concentrate on growing our business over the long-term.

At November 30, 2009, we maintained access to our revolving line of credit facility, which had a loan balance of $3.8 million. Additional loan advances of approximately $0.5 million were available based upon quarter end asset values and after termination fees.

Our revolving line of credit facility and its status at the end of the current quarter are described in Note 3 to our Financial Statements included in this report.

Liquidity

Liquidity at November 30, 2009 consisted primarily of $0.5 million of cash and our revolving line of credit facility which had a loan availability of approximately $0.5 million from our borrowing base, which consists of eligible accounts receivable and inventory.

Our primary long range strategy for providing liquidity is to effectively manage our costs in relation to our projected sales levels (see section above entitled “Impact of Economic Conditions and Our Response”) and to do this in a way that will generate positive EBITDA (see the section above entitled “Actions to Improve Liquidity”). We believe our current cost structure is capable of doing this. In addition, since we have an outsourced supply chain and have retained significant resources to seek additional sales, we believe we are capable of significantly increasing sales without significant additional fixed expenses.

Net cash used in operating activities was $0.2 million for the current fiscal year-to-date period as compared to $0.9 million provided by operating activities by for the comparable period of the prior year. The decrease in operating cash flow was due to a $0.8 million in increased working capital related to increased sales in the current quarter, compared to a $0.4 million decrease in working capital related to decreased sales a year ago. Net income adjusted for non-cash items was a positive $0.5 million contribution to cash flow in both years.

The largest change from the prior year was for accounts receivable, which increased $0.8 million in the current year, compared to a $1.3 million decrease in the prior year. In the current year, accounts receivable increased due to a 13% increase in sales and a return to normal payment patterns by customers. Our previous quarter included the benefit of favorable customer payment terms that were less significant in the current quarter. Collection of our accounts receivable on a days-sales-outstanding measurement was in the more normal mid 50-day range in the current quarter, compared to a mid 40-day range in the previous quarter. Despite our exposure to the automotive business, past due accounts remain very small. In the prior year, the reduction in accounts receivable was in line with reduced sales that occurred in that quarter.

An important achievement in both years was a reduction in inventory, although it was much more significant in the prior year. Inventory (net of increases in reserves) decreased $0.2 million in the current year, compared to $2.4 million in the prior year. In the prior year, the sudden reduction in sales in our fourth quarter of fiscal 2008 caused a large increase in inventory which needed to be reduced in subsequent periods.

We continue to manage our inventory very aggressively, but given the longer lead times for commodities like packages and integrated circuits, it is unlikely that further significant reductions will occur under current operating conditions. In our prior year, we were able to reduce inventory by almost $4 million. In each period, the decrease in inventory was matched by a similar reduction in accounts payable - $0.3 million in the current year and $2.5 million in the prior year. Since most of our inventory is finished goods purchased from our contract manufacturers, trends in inventory and accounts payable have historically been closely linked, unless other factors occur. We are on current terms with all of our suppliers.

An additional working capital item was accrued expenses and other liabilities. These increased by $0.3 million in the current year, compared to a $0.6 million reduction in the current year. This is a favorable factor contributing towards positive operating cash flow and partially offsetting the impact of other working capital items mentioned above. The increase in the current year was primarily due to the accrual of termination fees, while the decrease in the prior year was due to payment of severance accruals.

The negative operating cash flow of $0.2 million in the current quarter is different than the trend of positive operating cash flow that we have historically experienced, including a $4.2 million positive operating cash flow for fiscal 2009. Going forward, we would expect to return to a generally positive operating cash flow during periods when working capital requirements are approximately neutral or better. This is because we have adjusted our business model to generate a positive EBITDA at current sales levels, as can be seen in the section above entitled “Actions to Improve Liquidity” for further details. We believe continued positive cash flow, as well as access to our credit facilities, will be sufficient to maintain normal operations for the rest of fiscal 2010.

Cash used in investing activities was almost a net of zero for the current year-to-date period and the prior year. The proceeds from disposition of property and equipment equaled or slightly exceeded capital spending in both periods. Capital spending was less than $0.1 million and we expect to acquire only up to $0.5 million of capital equipment in fiscal 2010. We do not believe our fabless business model will be capital intensive.

Net cash provided by financing activities was a positive $0.2 million in the current year-to-date period, compared to $1.6 million used in financing activities in the prior year-to-date period. In the current quarter, we utilized a small increase in our revolver to finance the subsequent payment of termination fees related to our new bank agreement. In the prior year, we used the proceeds of our positive operating cash flow to pay down bank debt, according to the terms of our agreement.

As of November 30, 2009, we had approximately $0.5 million of cash availability under our new revolving line of credit facility based upon the borrowing base, which is derived from eligible accounts receivable and inventory. In addition, approximately $0.6 million in additional funds may become available under our new facility if our borrowing base were to increase sufficiently to support increased borrowing. We are not able to say when or if that will happen because of our inability to foresee future orders due to limited lead times on orders placed by our customers.

While we reported positive operating cash flows in recent years, a reduction in sales or gross margins or changes in working capital could occur due to economic or other factors. We believe that cash generated from operations, our cash balances and the amounts available under our new facility will be sufficient to meet our cash requirements for the rest of fiscal 2010. If for any reason these sources of funds are not sufficient to meet our requirements, we may be required to raise additional funds. We cannot guarantee that we would be able to obtain additional financing. Should that happen, there could be a material adverse effect on our business, financial condition and results of operations.

Forward-looking Statements

Except for the historical information, this report contains numerous forward-looking statements that involve risks and uncertainties. These statements are made pursuant to the Safe Harbor Provision of the Private Securities Litigation Reform Act of 1995. Statements of our plans, objectives, expectations and intentions involve risks and uncertainties. Statements containing terms such as “anticipate”, “believe”, “estimate”, “expect”, “may”, “plan” or similar terms are considered to contain uncertainty and are forward-looking statements. We believe that these statements are based on reasonable assumptions and our expectations at the time. Our actual results may differ materially from the statements and assumptions discussed in this report. However, these statements involve uncertainties and are completely qualified by reference to several important factors. Factors that could cause or contribute to such differences include, but are not limited to those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report, as well as the other factors detailed from time to time in our SEC reports, including the report on Form 10-K for the year ended August 31, 2009.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk due to fluctuations in interest rates on our bank debt. As of November 30, 2009, with all other variables held constant, a hypothetical one-percentage point increase in interest rates would result in an increase in interest expense of approximately $47,000 on an annual basis.

A significant portion of our products have a manufacturing process in a foreign jurisdiction and are sold in foreign jurisdictions. We manage our exposure to currency exchange fluctuations by denominating most transactions in U.S. dollars. We consider the amount of our foreign currency exchange rate risk to be immaterial as of November 30, 2009, and accordingly have not hedged any such risk.

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

On May 29, 2008, CMS Liquidating Company (“CMS”) filed a Petition and Action for Declaratory Judgment (the “Petition”) in the 298th District Court of Dallas County, Texas, naming RFM as defendant. The Petition requests that the Court construe the Earn Out Agreement entered into between RFM and CMS in connection with the acquisition of substantially all the assets of Caver Morehead, Inc. in September 2006. The claims question the methodology used by RFM to calculate CMS’ earn out payment. RFM has filed an answer denying liability and making a claim for its litigation expenses against CMS and certain of its shareholders pursuant to the acquisition agreement. The amount of damages sought was unspecified in the Petition, but in its motion for summary judgment filed on February 23, 2009, CMS took the position that the amount of purchase price in dispute is $1,320,000. On March 17, 2009, the District Court held a hearing on motions for summary judgment filed by both parties and denied both motions. On December 3, 2009, all matters in dispute between the parties were referred to binding arbitration and the judicial proceeding between the parties was stayed, pending the outcome of the arbitration. We believe that we have meritorious defenses to the interpretation sought by CMS and intend to defend this case vigorously. We may incur substantial expenses in defending against the foregoing claim, and it is not presently possible to forecast its outcome with certainty. We do not believe, based on current knowledge, that the foregoing legal proceeding is likely to have a material adverse effect on our financial position, results of operations, or cash flows.

ITEM 1A.	RISK FACTORS

There are a number of risks associated with RFM and its business, which are described in our Form 10-K filed with the SEC for the year ended August 31, 2009. Any of these risks, as well as other risks and uncertainties, could harm our business and financial results and cause the value of our securities to decline. The risks described in our Form 10-K are not the only ones facing RFM. Other risks not currently known to us or that we currently deem immaterial also may impair our business. Additional risks to those described in our Form 10-K that are pertinent to the current quarter disclosure are as follows:

Our Obligation to Raise Additional Capital of at Least $700,000 by August 31, 2010.

Our revolving line of credit facility obligates RFM to raise at least $700,000 by August 31, 2010. There can be no assurance that we will be able to raise such additional capital (failure to do so could result in a default and acceleration of the maturity of our debt), or if we do, that we can raise such capital on terms that will not be unduly dilutive to our existing stockholders.

ITEM 6.	EXHIBITS

(a)	Exhibits. We hereby incorporate by reference all exhibits filed in connection with Form 10-K for the year ended August 31, 2009.

(b)	Exhibits included:

Exhibit	Description
10.40	Commercial Loan and Security Agreement (Revolving Draw Loan) between Registrant and Viewpoint Bank dated November 30, 2009.

10.41	Promissory Note (Commercial - Revolving Draw) agreement made by Registrant payable to Viewpoint Bank dated November 30, 2009.

31.1	Certificate Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 for CEO.

31.2	Certificate Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 for CFO.

32.1	Certificate Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 for CEO.

32.2	Certificate Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 for CFO.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RF MONOLITHICS, INC.

Dated: January 13, 2010	By:	/s/ Harley E Barnes III
Harley E Barnes III
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit	Description
10.40	Commercial Loan and Security Agreement (Revolving Draw Loan) between Registrant and Viewpoint Bank dated November 30, 2009.(1)

10.41	Promissory Note (Commercial - Revolving Draw) agreement made by Registrant payable to Viewpoint Bank dated November 30, 2009.(1)

31.1	Certificate Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 for CEO.(1)

31.2	Certificate Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 for CFO.(1)

32.1	Certificate Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 for CEO.(1)

32.2	Certificate Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 for CFO.(1)

(1)	Filed as an exhibit to this Form 10-Q.