Form 10-Q
period 2010-02-28
RF MONOLITHICS INC /DE/
filed 2010-04-13
CIK 922204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 2010

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

10,148,934

Number of shares of the Registrant’s Common Stock, $.001 par value,

outstanding as of March 31, 2010.

RF MONOLITHICS, INC.

FORM 10-Q

QUARTER ENDED FEBRUARY 28, 2010

PART I. CONDENSED CONSOLIDATED FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RF MONOLITHICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

(In Thousands)

	February 28, 2010	August 31, 2009 (a)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$722	$585
Trade receivables - net	5,106	4,748
Inventories - net	4,767	5,015
Prepaid expenses and other	285	315

Total current assets	10,880	10,663

PROPERTY AND EQUIPMENT - Net	1,858	2,223
GOODWILL	556	556
INTANGIBLES - Net	369	369
OTHER ASSETS - Net	521	645

TOTAL	$14,184	$14,456

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long term debt - bank	$3,423	$3,706
Capital lease obligations - current portion	30	41
Accounts payable - trade	2,162	2,169
Accrued expenses and other current liabilities	1,517	1,755

Total current liabilities	7,132	7,671

LONG-TERM DEBT - Less current portion:
Mortgage payable	790	820
Capital lease obligations	45	55

Total long-term debt	835	875

DEFERRED TAX LIABILITIES	125	125

Total liabilities	8,092	8,671

STOCKHOLDERS’ EQUITY:
Common stock: 10,149 and 10,018 shares issued	10	10
Additional paid-in capital	50,766	50,531
Common stock warrants	86	86
Treasury stock, 36 common shares at cost	(227)	(227)
Accumulated deficit	(44,543)	(44,615)

Total stockholders’ equity	6,092	5,785

TOTAL	$14,184	$14,456

(a)	Derived from audited financial statements.

See notes to condensed consolidated financial statements.

RF MONOLITHICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

(In Thousands, Except Per-Share Amounts)

	Three Months Ended February 28,		Six Months Ended February 28,
	2010	2009	2010	2009
SALES	$7,887	$6,598	$16,340	$17,965

COST OF SALES	5,143	4,342	10,844	11,492

GROSS PROFIT	2,744	2,256	5,496	6,473

OPERATING EXPENSES:
Research and development	769	1,046	1,527	2,312
Sales and marketing	1,092	1,140	2,263	2,954
General and administrative	589	910	1,210	1,921
Restructuring	—	460	—	393

Total operating expenses	2,450	3,556	5,000	7,580

INCOME (LOSS) FROM OPERATIONS	294	(1,300)	496	(1,107)
OTHER INCOME (EXPENSE):
Interest expense	(95)	(134)	(370)	(304)
Other	(20)	(20)	(44)	(23)

Total other expense	(115)	(154)	(414)	(327)

INCOME (LOSS) BEFORE INCOME TAXES	179	(1,454)	82	(1,434)
Income tax expense	5	8	10	13

NET INCOME (LOSS) - continuing operations	174	(1,462)	72	(1,447)
NET LOSS - discontinued operations	—	(31)	—	(92)

NET INCOME (LOSS)	$174	$(1,493)	$72	$(1,539)

INCOME (LOSS) PER SHARE
Basic from continuing operations	$0.02	$(0.15)	$0.01	$(0.15)
Basic from discontinued operations	0.00	0.00	0.00	(0.01)

Basic	$0.02	$(0.15)	$0.01	$(0.16)

Diluted from continuing operations	$0.02	$(0.15)	$0.01	$(0.15)
Diluted from discontinued operations	0.00	0.00	0.00	(0.01)

Diluted	$0.02	$(0.15)	$0.01	$(0.16)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	10,116	9,907	10,078	9,872

Diluted	10,900	9,907	10,841	9,872

See notes to condensed consolidated financial statements.

RF MONOLITHICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(In Thousands)

	Six Months Ended February 28,
	2010	2009
OPERATING ACTIVITIES:
Net income (loss) from continuing operations	$72	$(1,447)
Net loss from discontinued operations	—	(92)
Noncash items included in net income:
Depreciation and amortization	502	661
Amortization of intangible assets	—	120
Charge for inventory obsolescence	519	332
Provision for trade receivable allowance	—	2
Stock-based compensation	236	209
Loss (gain) on disposal of property and equipment	41	(55)

Changes in operating assets and liabilities:
Trade receivables	(358)	4,165
Inventories	(271)	2,318
Prepaid expenses and other	30	(62)
Accounts payable - trade	(7)	(1,989)
Accrued expenses and other liabilities	(238)	(1,007)

Net cash provided by operating activities	526	3,155

INVESTING ACTIVITIES:
Acquisition of property and equipment	(78)	(71)
Proceeds from disposition of property and equipment	14	92
Change in other assets	10	(56)

Net cash used in investing activities	(54)	(35)

FINANCING ACTIVITIES:
Net repayments on bank revolver note	(283)	(2,895)
Repayments of notes payable	—	(667)
Repayments of mortgage note	(30)	—
Repayments of capital lease	(21)	(27)
Proceeds from common stock issued-net of tax payments	(1)	34

Net cash used in financing activities	(335)	(3,555)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	137	(435)
CASH AND CASH EQUIVALENTS:
Beginning of period	585	1,254

End of period	$722	$819

SUPPLEMENTAL INFORMATION:
Interest paid	$181	$252

Income taxes paid	$4	$4

See notes to condensed consolidated financial statements.

RF MONOLITHICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

1.	INTERIM FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, that in the opinion of the management of RF Monolithics, Inc. are necessary for a fair presentation of our financial position as of February 28, 2010, the results of operations for the three and six months ended February 28, 2010 and 2009 and cash flows for the six months ended February 28, 2010 and 2009. These unaudited interim condensed consolidated financial statements should be read in conjunction with our audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended August 31, 2009, filed with the Securities and Exchange Commission.

Operating results for the six months ended February 28, 2010 are not necessarily indicative of the results to be achieved for the full fiscal year ending August 31, 2010.

2.	INVENTORIES

Inventories consist of the following (in thousands):

	February 28, 2010	August 31, 2009

Raw materials and supplies	$3,071	$3,008
Work in process	376	430
Finished goods	4,420	4,175

Total gross inventories	7,867	7,613
Less: Inventory reserves	(3,100)	(2,598)

Total inventories	$4,767	$5,015

3.	CREDIT FACILITIES

Our bank debt consists of the following (in thousands):

	February 28, 2010	August 31, 2009

Bank revolving line-of-credit	$3,363	$3,646
Mortgage note	850	880

Total	4,213	4,526

Less: Current portion	3,423	3,706

Long-term portion	$790	$820

On November 30, 2009, we entered into a new $5 million senior secured credit facility (revolving line of credit) agreement with ViewPoint Bank, FSB, or ViewPoint. The new senior credit facility was funded and proceeds were used to repay and terminate our credit facility with Wells Fargo Bank. In connection with this termination, we recorded termination fees and other costs of $160,000 that were accrued as of the end of our first quarter.

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

The interest rate on line of credit borrowings under our new senior credit facility is the higher of the Wall Street Journal Prime Rate plus 2% or the floor rate of 7%. The interest rate on borrowings at February 28, 2010 is 7%.

The estimated fair value of all debt as of February 28, 2010 approximated the carrying value since the loans incur interest at a variable rate.

4.	STOCK-BASED COMPENSATION PLANS

We have several stock-based compensation plans, which are more fully described in Note 11 in our fiscal year 2009 annual report on Form 10-K. The following table illustrates the stock compensation expense recognized in the three and six months ended February 28, 2010 and 2009. Compensation expense recognized in thousands was:

	Compensation Expense Recognized
	Three Months Ended February 28,		Six Months Ended February 28,
Stock Compensation Plans	2010	2009	2010	2009

Stock options for employees and directors	$—	$9	$1	$18
Employee Stock Purchase Plan	1	2	1	7
Restricted Stock Units	115	88	234	184

Totals	$116	$99	$236	$209

Stock Options – There were no stock option grants in the current or prior year. During the six months ended February 28, 2010, options to purchase 153,245 shares of stock were forfeited due to employee terminations and option period expirations. The summary of stock option activity for the current fiscal year as of February 28, 2010 follows:

	Six Months Ended February 28, 2010
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($000)
Outstanding at September 1, 2009	1,275,204	$4.36
Exercised	-0-	$0.00
Expired/forfeited	(153,245)	$6.60

Outstanding at February 28, 2010	1,121,959	$4.04	2.38	$23

Exercisable at February 28, 2010	1,121,959	$4.04	2.38	$23

The aggregate intrinsic values in the table above are calculated using the market price on February 28, 2010 of $1.42.

Restricted Stock Units - We have switched to restricted stock units, or RSUs, as our primary stock compensation vehicle in lieu of stock options to better match the employees’ perceived benefit with the financial statement cost. Most of our stock compensation expense in the current year relates to RSUs. The following table sets forth the status of our Restricted Stock Unit compensation activity for the current fiscal year as of February 28, 2010:

Nonvested Shares	Shares	Weighted- Average Grant- Date Fair Value
Nonvested at August 31, 2009	770,525	$1.28
Granted	162,000	$1.10
Vested and issued	(128,275)	$2.02
Cancelled	(24,250)	$1.22

Nonvested at February 28, 2010	780,000	$1.12

5.	EARNINGS (LOSS) PER SHARE

Our earnings (loss) per share is computed by dividing our net earnings (loss) by the weighted average number of outstanding common shares during the period. Our diluted earnings (loss) per share is computed by dividing our net earnings (loss) by the weighted average number of outstanding common and potentially dilutive shares. Potentially dilutive shares are derived from outstanding stock options, warrants and RSUs that have an exercise price less than the weighted average market price of our common stock. Any options and warrants with an exercise price greater than the weighted average market price of our common stock are considered antidilutive and are excluded from the computation of diluted earnings per share. In a period of net loss, all outstanding options, warrants and RSUs are considered antidilutive. The number of common stock options, warrants and RSUs considered antidilutive and thus excluded from the year to date diluted earnings or loss per share computation for the six months ended February 28, 2010 was 864,258 and was 2,587,718 for the six months ended February 29, 2009. The large reduction in the number of antidilutive shares in comparison to the prior year primarily results from the fact that the current year is profitable and the prior year was at a loss.

6.	SALES

The following table sets forth the components of our sales and the percentage relationship of the components to sales by product area for the periods indicated (in thousands, except percentage data):

	Amounts				% of Total
	Three Months Ended Ended February 28,		Six Months Ended Ended February 28,		Three Months Ended Ended February 28,		Six Months Ended Ended February 28,
	2010	2009	2010	2009	2010	2009	2010	2009
Product Sales:
Wireless Solutions Segment:
Virtual Wire® Radio products	$2,602	$2,502	$5,228	$5,439	33%	38%	32%	30%
Cirronet modules	1,432	1,924	2,855	4,690	18	29	18	26

Subtotal	4,034	4,426	8,083	10,129	51	67	50	56

Wireless Components Segment:
Filters	2,423	1,259	5,445	5,198	31	19	33	29
Frequency control modules	291	223	679	797	4	3	4	5
Low-power components	1,139	690	2,133	1,841	14	11	13	10

Subtotal	3,853	2,172	8,257	7,836	49	33	50	44

Total sales	$7,887	$6,598	$16,340	$17,965	100%	100%	100%	100%

International sales were approximately 60% or $4,694 during the current quarter and 45% or $2,963 during the comparable quarter of the prior year. On a six month year to date basis, international sales were approximately 59% or $9,569 during the current year and 51% or $9,181 during the comparable period of the prior year. We consider all product sales with a delivery destination outside of North America to be international sales. The increase in international sales is primarily a result of increased sales to Asian contract manufacturers that service North American automotive and other markets that have experienced a partial economic recovery from very depressed levels of a year ago.

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

Information concerning the operations and assets in these reportable segments is as follows (in thousands):

	Three Months Ended February 28,		Six Months Ended February 28,
	2010	2009	2010	2009
Net Sales:

Wireless Solutions Group	$4,034	$4,426	$8,083	$10,129

Wireless Components Group	3,853	2,172	8,257	7,836

Total	$7,887	$6,598	$16,340	$17,965

Gross Profit:

Wireless Solutions Group	$1,665	$1,702	$3,332	$4,530

Wireless Components Group	1,079	554	2,164	1,943

Total	$2,744	$2,256	$5,496	$6,473

Operating Expenses (not allocated to segments):

Research and development	769	1,046	1,527	2,312

Sales and marketing	1,092	1,140	2,263	2,954

General and administrative	589	910	1,210	1,921

Restructuring and impairment	—	460	—	393

Income (loss) from operations	$294	$(1,300)	$496	$(1,107)

Gross Profit percent to sales:

Wireless Solutions Group	41%	38%	41%	45%

Wireless Components Group	28%	26%	26%	25%

Total	35%	34%	34%	36%

	February 28, 2010	August 31, 2009
Segment assets:
Wireless Solutions Group	$6,997	$6,546
Wireless Components Group	3,835	4,160
Corporate and unallocated	3,352	3,750

Total	$14,184	$14,456

8.	INCOME TAXES

During the six months ended February 28, 2010, we realized income before income tax of $82,000, compared to loss before income tax (including discontinued operations) of $1,526,000 for the comparable six month period of the prior year. In both the current and prior years we recorded small provisions for state income tax, based upon minimum tax requirements. We expect to record relatively small income tax provisions in future periods. We continue to maintain a full valuation allowance on our deferred tax assets due to prior period losses, as well as the general economic environment.

9.	LEGAL PROCEEDINGS

On May 29, 2008, CMS Liquidating Company (“CMS”) filed a Petition and Action for Declaratory Judgment (the “Petition”) in the 298th District Court of Dallas County, Texas, naming RFM as defendant. The Petition requests that the Court construe the Earn Out Agreement entered into between RFM and CMS in connection with the acquisition of substantially all the assets of Caver Morehead, Inc. in September 2006. The claims question the methodology used by RFM to calculate CMS’ earn out payment. RFM has filed an answer denying liability and making a claim for its litigation expenses against CMS and certain of its shareholders pursuant to the acquisition agreement. The amount of damages sought was unspecified in the Petition, but in its motion for summary judgment filed on February 23, 2009, CMS took the position that the amount of purchase price in dispute is $1,320,000. On December 3, 2009, all matters in dispute between the parties were referred to binding arbitration and the judicial proceeding between the parties was stayed, pending the outcome of the arbitration. We believe that we have meritorious defenses to the interpretation sought by CMS and intend to defend this case vigorously. We may incur substantial expenses in defending against the foregoing claim, and it is not presently possible to forecast its outcome with certainty. We have filed a counter claim seeking reimbursement of our legal expenses, but cannot predict the outcome of that claim. We do not believe, based on current knowledge, that the foregoing legal proceeding is likely to have a material adverse effect on our financial position, results of operations, or cash flows.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion may be understood more fully by reference to the financial statements, notes to the financial statements, and management’s discussion and analysis contained in our Annual Report on Form 10-K for the year ended August 31, 2009, filed with the Securities and Exchange Commission.

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

Our Wireless Solutions business includes Short-range Radios, Radio Frequency Integrated Circuits, or RFIC’s, RF module products and Stand Alone Radio Systems. The products are various types of radios and the networks that manage and use these radios. Our goal is to provide customers with a wide variety of alternative products for their wireless network applications. Our product offerings include miniature radios that are very short range and ultra low-power. We also market standard and custom RF radio modules as well as Stand Alone Radio Systems that have longer range and increased data rates.

Our Wireless Components, or RF Components, business includes filters, frequency control modules and low-power components. Our goal is to provide simple, cost effective solutions that fit our customers’ specialty applications.

Executive Summary

The market place profiles in which our two businesses operate are materially distinct from one another. The Wireless Components business is characterized by a very competitive environment that has declining average selling prices and frequent product innovation. This market includes several large competitors who have superior financial and other resources. We have competed successfully for more than 30 years by cultivating close customer relationships with a diverse group of customers who offer varied applications and serve diverse markets and geographic locations. In contrast, our Wireless Solutions business is characterized as a developing market with only a generalized definition of products, services, markets and applications. Competition is not well defined and typically consists of much smaller competitors, many of whom are similar in size and resources to us, or even smaller.

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

Our Wireless Components business, which historically was our core business, has declined in sales due to decreased average selling prices in several intensely competitive markets and due to our loss of market share to competing technologies. As a result, we have focused our product and market development on products for our Wireless Solutions business, which we feel offers a technical edge and normally generates a greater gross margin.

A key factor in our sales performance is successfully developing and selling new products in volumes adequate to offset the decline in selling price and unit sales volumes of our older products. A key factor in our gross margin performance is reducing our costs (through innovation, assisting our contractors to identify lower costs of manufacture, and increased volume) and improving our product mix towards higher margin products to offset expected declines in average selling prices. The Cirronet acquisition was a key part of our strategy to grow sales with new products that have higher margin potential.

With have generally generated positive operating cash flows in recent periods, including our current quarter and our last fiscal year. See the section below entitled “Actions to Improve Liquidity” and the section entitled “Liquidity” for discussion of cash flows for the current period. Our ability to maintain positive cash flows is dependent on our success in controlling our expenses in relation to our sales. See the next section below entitled “Impact of Economic Conditions and Our Response” for discussion of our cost control program. In any case, the amount of positive cash flow may decrease or occasionally turn negative due to fluctuating revenues, declining margins, escalating operating costs, the need for increased working capital to support increased sales, or increased spending to support growth programs. We feel we currently have the financial resources necessary to execute our business plans.

Impact of Economic Conditions and Our Response

The world-wide economic recession had a material impact on our sales and operations on our last five fiscal quarters, including the first two quarters of fiscal 2010. Fiscal 2009 sales declined 41% from fiscal 2008 and current year-to-date sales declined 9% from the comparable year-to-date period. This resulted in significant losses for two quarters (the second and third quarters of fiscal 2009). See the sections on sales trends later in this report for additional details. Economic conditions in the electronics industry have historically experienced extreme fluctuations in demand within short time periods, so they are a key factor that influences our sales performance. We believe our markets are in a period of relatively low, but improving overall demand.

Prior to fiscal 2009, we had taken several major steps to reduce expense levels. During the second quarter of fiscal 2009 and in succeeding quarters, we took additional steps, including head count reductions of 42%, a salary reduction of 10%, suspension of our 401 (k) savings plan match, suspension of cash compensation in the form of quarterly retainers and meeting fees for our outside directors and other cost reduction measures to further adjust our business structure to anticipated lower sales. In addition, we focused our sales and marketing efforts on products and markets that face less economic pressure, such as the medical and general industrial markets, and we actively managed our inventory levels, achieving significant reductions.

We believe that our return to positive operating income of almost $300,000 during the current quarter and more than $200,000 for the two quarters prior to that demonstrates that we have taken appropriate actions to control expenses in our business. For three consecutive quarters, sales levels were reached which resulted in operating income. We reported net income for two of the last three quarters (including the current quarter) and only our decision to change banks prevented us from reporting net income for the first quarter of fiscal 2010 (see the next section for further discussion). We are gradually restoring the salary reduction and benefit reduction actions that were taken in fiscal 2009. We expect that by the end of calendar year 2010, these payroll related items should be restored to their former levels.

Because our core business is now generating operating income at much lower sales levels than prior periods, we have demonstrated the ability to match expense levels with expected revenue. If required, we will continue to take the actions required to restructure our business to return to overall profitability and to produce positive operating cash flow when economic conditions permit. While our cost reductions have resulted in a much lower cost business model, current economic conditions make forecasting future profitability very difficult, and there can be no assurance that we will achieve profitability in the future.

Banking Agreements

A year ago, our operating results resulted in a violation of the financial covenants in our banking agreement with Wells Fargo Bank, N.A (“Wells Fargo”). From May 12th through November 30, 2009, we operated under a forbearance agreement with Wells Fargo. While we were able to meet the financial covenants under that agreement, we decided to enter into a new banking agreement with ViewPoint Bank, FSB (“ViewPoint”), with whom we already had a mortgage financing relationship.

At the end of our first quarter, we entered into the new $5 million senior secured credit facility with ViewPoint mentioned in the preceding paragraph. In the second quarter, the facility was funded and we used the proceeds to repay and terminate our credit facility and forbearance agreement with Wells Fargo. The terms of the new agreement are described in Note Three to our financial statements.

While we incurred $160,000 in termination fees and other costs in the first quarter, we believe there are numerous advantages to the new agreement. First, it allowed us to end our default and forbearance status. Next, compliance with the new financial covenants is measured quarterly, rather than monthly, providing us increased flexibility to manage our operations. We believe that the termination fees will be more than offset by lower banking costs, including reduced interest expense, lower banking fees and lower reporting costs. In addition, restrictions on activities such as capital spending were eliminated. Lastly, we believe this new facility will allow us to concentrate on growing our business over the long-term.

Actions to Improve Liquidity

Besides our effort to reduce costs via actions discussed above in the section entitled “Impact of Economic Conditions and Our Response,” we took a number of actions in fiscal 2009 to improve liquidity. Our prime objective was to generate positive operating cash flow. Those actions generated positive operating cash flow of $4.2 million during fiscal 2009.

A significant portion of that positive operating cash flow for fiscal 2009 was derived from factors that may not be continuing sources of operating cash flow, such as decreases in accounts receivable and inventory in line with decreasing sales. While we had success in doing this in periods of declining sales, this is not likely to be a significant future source of funds, since we do not expect any significant decreases in sales. The reductions in accounts receivable and inventory have been partially offset by reductions in accounts payable and accrued expenses, as we have paid down those liabilities.

Beyond reducing our working capital requirements, we believe we have established a cost structure that is capable of generating significant positive earnings before interest, taxes, depreciation and amortization, or EBITDA, at current sales levels. This in fact occurred during the current quarter and the two quarters previous to that. Our EBITDA for the current quarter was $0.6 million and for the last three quarters it was a total of $1.8 million. We believe maintaining a cost structure that is designed to generate positive EBITDA at sales levels below what we expect is our primary method of assuring near-term liquidity. See the EBITDA table immediately after this section.

As a temporary response to the reduction in available working capital, in the second quarter of fiscal 2009 we negotiated with our suppliers to extend payment terms. Since then, we have returned to normal payment terms with all of our suppliers. If we are unable to maintain normal terms with our suppliers, there could be a significant interruption in the flow of material from our suppliers, which could result in a material adverse effect on our business, financial condition and results of operations.

In another temporary response to the reduction in availability, we arranged for advance customer payments in the amount of $700,000 and very short payment terms in the fourth quarter of fiscal 2009. These advances are classified as accrued expenses and other current liabilities on our balance sheet. The advance payments were only made during the fourth quarter of fiscal 2009 and we expect to pay back the advances over a 12-month period beginning the second quarter of fiscal 2010. In the current quarter we had $201,000 in repayments and we returned to normal payment terms. The balance of customer advances at February 28, 2010 was $499,000.

It is our objective to continue to generate positive cash flow in periods when working capital requirements are neutral or better, service our bank debt and keep in good standing with our suppliers, although this cannot be assured due to the economic uncertainties we face.

The following table sets forth, for the three and six months ended February 28, 2010 and 2009, the calculation for EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) that is referred to in this report (in thousands):

	Three Months Ended February 28,		Six Months Ended February 28,
	2010	2009	2010	2009

Net income (loss)	$174	$(1,493)	$72	$(1,539)

Add back:
Interest expense	95	134	370	304

Taxes	5	8	10	13

Depreciation	189	259	388	531

Amortization:
Patents	57	64	114	130
Intangibles from acquisitions	—	61	—	120
Stock compensation	116	99	236	209

Total amortization	173	224	350	459

EBITDA	$636	$(868)	$1,190	$(232)

EBITDA is an important liquidity measurement used by financial institutions to measure a company’s capability to fund operations. EBITDA is also used by our management to measure our performance in achieving necessary cost reductions.

Critical Accounting Policies

We prepare our financial statements in conformity with accounting principles generally accepted in the United States. As such, we are required to make certain estimates and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the periods presented. We described our most significant accounting policies, which we believe are the most critical to aid in fully understanding and evaluating reported financial results, in our Annual Report for our fiscal year ended August 31, 2009 filed with the Securities and Exchange Commission on November 24, 2009 on Form 10-K. Those policies continue to be our most critical accounting policies for the period covered by this filing.

Results of Operations

In this next section we will discuss our financial statements. In this discussion, we will make comparisons between the following periods, which we believe are relevant to understanding trends in our business:

•

The current quarter and current year-to-date period, each ended February 28, 2010, of the fiscal year ending August 31, 2010, in comparison to the comparable quarter of the prior year and prior year-to-date period, each ended February 28, 2009 of the fiscal year ended August 31, 2009.

•	Certain comparisons with the three months ended November 30, 2009 (previous quarter) are provided where we believe it is useful to the understanding of trends.

The selected financial data for the periods presented may not be indicative of our future financial condition or results of operations.

The following table illustrates operating results for the four quarters of fiscal 2009 and the first two quarters of fiscal 2010 (in thousands, except percentage data). These figures will be used when discussing trends in the following section.

	Fiscal 2009 Quarter Ended				Fiscal 2010 Qtr. Ended
	Nov. 30	Feb. 29	May 31	Aug. 31	Nov. 30	Feb. 28
Sales by product area:
Wireless Solutions Segment:
Virtual Wire® Radio products	$2,937	$2,502	$2,330	$2,467	$2,626	$2,602
Cirronet modules	2,766	1,924	1,310	1,726	1,423	1,432

Subtotal	5,703	4,426	3,640	4,193	4,049	4,034
Wireless Components Segment:
Filters	3,939	1,259	1,889	1,587	3,022	2,423
Frequency control modules	574	223	260	763	388	291
Low-power components	1,151	690	745	942	994	1,139

Subtotal	5,664	2,172	2,894	3,292	4,404	3,853

Total Sales	11,367	6,598	6,534	7,485	8,453	7,887
Cost of sales	7,150	4,342	4,187	4,683	5,701	5,143

Gross profit	4,217	2,256	2,347	2,802	2,752	2,744
% of sales-Wireless Solutions	49.6%	38.5%	39.5%	35.4%	41.2%	41.3%
% of sales-Wireless Components	24.5%	25.5%	31.4%	40.0%	24.6%	28.0%
% of sales-Total	37.1%	34.2%	35.9%	37.4%	32.6%	34.8%

Operating expenses:
Research and development	1,266	1,046	818	831	758	769
Sales and marketing	1,814	1,140	1,020	1,142	1,171	1,092
General and administrative	1,011	910	742	602	621	589
Restructuring and impairment	(67)	460	1,634	—	—	—

Total	4,024	3,556	4,214	2,575	2,550	2,450

Income (loss) from operations	193	(1,300)	(1,867)	227	202	294
Other income (expense), net	(173)	(154)	(163)	(157)	(299)	(115)

Income (loss) before income taxes	20	(1,454)	(2,030)	70	(97)	179
Income tax expense (benefit)	5	8	(113)	1	5	5

Income (loss)-continuing operations	15	(1,462)	(1,917)	69	(102)	174
Loss-discontinued operations	(61)	(31)	(58)	(7)	—	—

Net income (loss)	$(46)	$(1,493)	$(1,975)	$62	$(102)	$174

The following table sets forth, for the three and six months ended February 28, 2010 and 2009, (a) the percentage relationship of certain items from our statements of operations to sales and (b) the percentage change in these items between the current period and the comparable period of the prior year:

	Percentage of Total Sales				Percentage Change From
	Three Months Ended Ended February 28,		Six Months Ended Ended February 28,		Three Months Ended February 2009 to 2010	Six Months Ended February 2009 to 2010
	2010	2009	2010	2009
Sales	100%	100%	100%	100%	20%	(9)%
Cost of sales	65	66	66	64	18	(6)

Gross profit	35	34	34	36	22	(15)

Research and development	10	16	9	13	(27)	(34)
Sales and marketing	14	17	14	16	(4)	(23)
General and administrative	7	14	8	11	(35)	(37)
Restructuring and impairment	0	7	0	2	(100)	(100)

Total operating expenses	31	54	31	42	(31)	(34)

Income from operations	4	(20)	3	(6)	123	145
Other expense, net	(2)	(2)	(2)	(2)	(25)	27

Income before income taxes	2	(22)	1	(8)	112	106
Income tax expense	0	0	0	0	(38)	(23)

Net income (loss)-continuing ops.	2	(22)	1	(8)	112	105
Net loss-discontinued operations	0	(1)	0	(1)	(100)	(100)

Net income (loss)	2%	(23)%	1%	(9)%	112%	105%

Sales

Overall Sales Trends for the Current Quarter Compared to the Prior Year and Previous Quarter

Total sales at $7.9 million increased 20% in the current quarter compared to the $6.6 million for the comparable quarter of the prior year and decreased 7% from the $8.5 million in the previous quarter. The primary reason for the changes in both periods were changes in the number of units sold that largely reflected economic conditions in the markets we serve. The sales increase from the prior year was due to a 77% increase in our Wireless Components segment as sales of $3.9 million represented a significant recovery from economically depressed levels of a year ago. Two of the major markets for these products are the automotive and consumer markets which are very sensitive to economic conditions. Sales to those markets increased 130% and 69%, respectively. This was partially offset by a decrease in sales to telecommunications markets of 47%. For further information, see the sections below entitled “Filters,” “Low-power Components” and “Frequency Control Modules.”

Wireless Solutions segment sales have been more consistent over time. Wireless Solutions sales were $4.0 million, which was a 9% decrease from the comparable quarter of the prior year. This decrease was due to the delayed impact of the economic downturn for these products, particularly for Cirronet RF Module products for industrial surveying and telemetry products, which have been adversely affected by the continuing low level of construction activity. Our primary customers for these products are OEM customers and contract manufacturers and distributors in medical and general industrial markets. These customers order product based upon their own production schedules or the production schedules requested by their customers, which have historically shown considerable volatility. However, our combined sales to these markets were nearly the same in the current quarter as they were for both the previous quarter and the comparable quarter of the prior year. For further information on these products see the sections below entitled “Cirronet RF Module Products and Virtual Wire® Short-range Radio Products.”

While sales increased in comparison to the prior year, they decreased from our previous first quarter. This is also primarily due to a decrease in the number of units sold. Our second quarter has traditionally been our lowest quarter of the year for sales due to the seasonal impact of fewer work days at customer factories due to extended holiday periods both in the US and around the world. This is seen most clearly for our Wireless Component segment sales that decreased 13% in comparison to the previous quarter, including a 13% reduction in sales to automotive markets. Satellite radio filter sales to automotive assembly factories were particularly impacted by holiday schedules in the second quarter.

Sales for our Wireless Solutions segment were almost unchanged from the previous quarter. The increased ratio of Wireless Solutions business in comparison to Wireless Components business in the second quarter contributed to the increase in gross margin in comparison to the previous quarter due to an improved product mix.

Economic conditions in the electronics industry have historically experienced extreme fluctuations in demand within short time periods, so they are a key factor that influences our sales performance. We believe our markets are in a period of relatively low overall demand, but many of these markets are now showing signs of recovery.

Our strategy has been to grow our Wireless Solutions business to offset an expected decline in the Wireless Components business. We have focused our product and market development efforts on products with higher technical content, which allows them to be sold with higher gross margins. Total Company sales will likely expand only if the anticipated growth in Wireless Solutions sales exceeds the anticipated decline in sales for our Wireless Components business.

We compete in very price-competitive markets (such as the automotive and satellite radio markets) in which customers require decreased prices over time to retain their business, particularly for products in the Wireless Components segment. In addition, our customers expect economies of scale to result in lower pricing as new products ramp up in volume. As a result, three of our higher-volume product lines (Virtual Wire® Short-range Radio products, filters and Cirronet RF Modules) experienced a decline in average selling prices in the range of 5% or more in the current year in comparison to the prior year-to-date period. Sometimes the change in average selling prices may also be due to a change in product mix within a product line rather than lower selling prices for the same products. This occurred for our low-power component and frequency control products in the current year-to-date period. We expect the trend towards lower average selling prices will continue.

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

Our ability to grow or even maintain our sales levels is highly dependent on various factors, including (1) our success in achieving increases in sales for Wireless Solutions products which have a higher technical content; (2) achieving technological advances in our product design and manufacturing capabilities; (3) our ability to sell our products in a competitive marketplace that can be influenced by outside factors, such as economic and regulatory conditions; (4) competition from alternative technologies or from competitors duplicating our technologies; and (5) the impact of competitive pricing.

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

We have experienced sudden increases in demand in the past, which have strained the manufacturing capabilities of our offshore contractors and their raw material suppliers to increase capacity to meet this demand. We have seen lead times lengthen for key raw materials such as packages and integrated circuits. In addition, new products sometimes require manufacturing processes different than those to which we currently have access. Our assembly contractors may not be able to procure sufficient raw materials, or we may not be able to increase the manufacturing capacity of our assembly contractors in a timely manner, so as to take advantage of increased market demand. Failure to do this could result in a material loss of potential sales. We believe we are currently in a period of increased raw material lead times that may negatively impact our near term sales prospects.

Year-to-Date Sales Trends

On a year-to-date basis, sales declined $1.6 million or 9% from the prior year, due to a 20% decrease in Wireless Solutions segment sales to $8.1 million. This reduction in sales was primarily due to a 35% decrease in the number of units sold of relatively high priced Cirronet RF Module products. This decrease was due to the delayed impact of the economic downturn for these products, particularly for industrial surveying and telemetry products, which have been adversely affected by the continuing low level of construction activity. A year ago, these products had not been significantly impacted yet by economic conditions. The two primary markets for Wireless Solutions sales, the industrial and medical markets, were down 14% and 3%, respectively, from last year. In addition, sales were reduced to a lesser extent due to lower average selling prices, as explained in the immediately preceding section.

This was partially offset by a 5% increase in Wireless Component segment sales to $8.3 million, resulting from an increased number of units sold in comparison to last year. Sales to the automotive market increased 59%, which resulted from the recovery in our part of the supply chain. The other two primary markets that Wireless Component sales target are the consumer and telecommunications markets, which were still down 36% and 54%, respectively.

Product Line Sales Trends:

Wireless Solutions Segment

Cirronet RF Module products

Sales for Cirronet RF Module products were $1.4 million, which was a 26% decrease from the comparable quarter of the prior year, but virtually unchanged from the previous quarter. The decrease from last year was due to a 35% decrease in the number of units sold, particularly for higher-priced products. Many of Cirronet’s larger customers are OEM customers whose production schedules are relatively volatile. We believe the decreased number of units sold was due to economic conditions these customers were facing. The decrease was most significant for surveying and telemetry applications, which have been adversely affected by the downturn in construction. Recent order activity indicates some recovery may be starting for these markets.

Sales were also negatively affected by a 7% decrease in average selling price, as the number of units of relatively higher-priced products decreased more than the reduction in lower-priced units. In the past year, we have introduced several models of lower-priced RF modules to capture business at lower price points. These are starting to ship in production volume, but not yet at a consistently high volume. These new models include Zigbee™, DNT and LPR radio modules. DNT is a low cost, long-range and frequency hopping spread spectrum module. LPR is an 802.15.4 wireless sensor networking line of modules. We have also introduced a line of industrial grade networking products based upon Dust Network™ technology.

On a year-to-date basis, sales for Cirronet RF Modules decreased 39%, due to the same reasons that affected the quarterly comparisons. The number of units shipped decreased by 35% and average selling prices decreased by 7%.

Cirronet provides longer-range modules, as well as gateway and network bridge products used to connect different network types to one another. This acquisition was a major part of our strategy to grow sales for the Wireless Solutions segment. Many of the customers in this group are in the industrial and medical markets to OEM customers, resulting in more total Company sales to these markets.

An important consideration in our decision to expend resources in this business was the increased potential gross margin these products offer due to their higher technical content. Increased sales for these products would contribute to increased gross margins. See the section below entitled Gross Profit for further discussion.

In recent years, we have invested considerable resources in product and marketing development to support our strategic plan for the Wireless Solutions segment. Our Wireless Solutions business is focused on a potential multi-billion dollar market for embedded modules and similar products. Besides a variety of radio products, we use several communication protocol systems to manage point-to-point, point-to-multipoint and mesh wireless sensor networks. We believe the key to capturing this market will be the ability to provide a wide variety of products, protocols and firmware to deliver the optimum solution for each customer’s application. With Cirronet, we believe we are in position to offer one of the broadest ranges of radios, modules and protocols in the industry.

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

Virtual Wire® Short-range Radio Products

Sales for Virtual Wire® Short-range Radio products were $2.6 million for the current quarter. This was a 4% increase from the comparable quarter of the prior year and virtually the same as the previous quarter. The increase was due to a 25% increase in the number of units sold, as there was a general increase in economic demand for our customers’ products. As we have seen in prior periods, demand for these products shows considerable volatility due to fluctuating production rates at several major customers. A large portion of these sales is to contract manufacturers for OEM customers, whose demand tends to fluctuate considerably for automated meter reading, medical and other applications. Sales were at relatively low levels a year ago.

Partially offsetting this increase in the number of units shipped was a 17% reduction in average selling prices, primarily resulting from changes in product mix within this product line. This resulted from a 23% reduction in sales for medical applications (which carry higher average selling prices) due to lower production rates for those particular customers. At the same time, sales to other markets (which carry lower average selling prices) increased. In some prior periods, we have experienced an increase in average selling prices resulting from an increase in relative sales to medical markets. More often, we have experienced decreased average selling prices for these products due to competitive conditions in some of these markets. We expect this trend towards lower average selling prices to continue.

For the long term, an important event during the quarter was our agreement with a major medical equipment manufacturer on a five year supply agreement that should result in a continued high level of sales to this customer. In addition, we believe that this contract was a demonstration of the success of our Wireless Solutions segment strategy to focus on products having higher technical content for growing markets.

On a year-to-date basis, sales of Virtual Wire® Short-range Radio products decreased 4% due to a net decrease in average selling prices of 5%, primarily due to a product mix shift resulting from lower sales to medical markets. The number of units increased 1% due to some recovery in economic conditions.

For several years we have devoted considerable resources developing and marketing Virtual Wire® and RFIC Short-range Radio products. We believe these products offer potential for considerable growth in sales in numerous wireless applications, particularly for applications that require very small size and extremely low power consumption. We intend to continue working with our customers to develop new applications. We continue to enhance our line of RFIC products, including receivers, transmitters and transceivers. Recently, we introduced two additional products, the 2.4 GHz TRC104 and the 300 to 510 MHz TRC105 for automotive, security, industrial and medical applications. We are not certain when, if ever, these new products will have a significant additive effect on future sales.

Wireless Components Segment

Filters

Sales of filter products at $2.4 million increased 93% from the comparable quarter of the prior year, but decreased 20% from the previous quarter. These changes were primarily due to changes in the number of units sold for these products. The changes in the number of units sold was primarily due to a changes in sales for satellite radio and telecom applications due to changes in production schedules and economic conditions in those markets, particularly for automotive and consumer applications. The supply chain for North American automotive production has been subject to volatile changes in production levels and inventory corrections in recent quarters, as evidenced by both the tripling of number of units sold in comparison to the prior year and a 28% reduction from the previous quarter. We believe the decrease from the previous quarter was primarily due to the seasonal effects that we normally see in our second quarter due to the impact of fewer work days at customer factories resulting from extended holiday periods both in the US and around the world.

Our ability to supply our customers’ more volatile demand profiles is complicated by our recent experience of longer lead times from raw material suppliers. We are working with our customers and suppliers on planning for this, but near-term sales could be less than current demand due to our inability to supply these widely fluctuating requirements within the lead time requested by customers. We are not aware that this has resulted in any significant loss of market share or long-term sales potential.

We provide filters for satellite radios that provide services from Sirius XM Radio Inc. (NASDAQ:SIRI). It is clear that our sales of filter products into the satellite radio market continue to be heavily dependent on the success of the satellite radio service provider in increasing the number of subscriptions for its service. Subscription rates in recent years have fluctuated greatly. As a result, predicting future unit sales for these products is very difficult. In recent quarters, there had been a continued reduction in the growth rate of new subscriptions for service. However, more than offsetting this factor has been an increasing number of models of automobiles that include factory installed satellite radios. The shift in brands toward domestic brands has had a favorable impact on our sales.

A negative factor for filter sales was a 47% reduction in sales to telecommunications in comparison to the comparable quarter of the prior year and 34% in comparison to the previous quarter. This market includes both sales of filter and frequency control module products, both of which were adversely affected by economic conditions. The filter decreases were due to decreases in the number of units sold to the Chinese telecommunications market. In addition to economic conditions, we did experience some loss of market share due to price competition in this very price sensitive market. We anticipate that sales to telecommunications markets will continue to be very volatile due to very short lead times and the competitive nature of the Chinese base station market.

On a year-to-date basis, sales of filter products increased 5% due to a 32% increase in the number of units shipped due to a recovery in economic conditions, particularly to sales to the automotive market. Partially offsetting this was a 21% reduction in average selling prices, both due to continued competitive pressures and due to a significant shift in product mix within the product line toward lower-priced satellite radio filter sales and away from higher-priced telecommunications filter sales.

A continuing difficulty we face for filter products is the ongoing trend toward lower average selling prices for comparable products. For instance, year-to-date average selling prices declined by 21% in the current year compared to the previous year. Competitive conditions for these products have forced us to provide lower prices to maintain our market share. The automotive and consumer markets tend to be more price competitive than the other markets we serve. From time-to-time a change in average selling prices may also be due to a change in product mix resulting from differing trends in the number of units sold of the relatively low-priced satellite radio filters and the number of units sold of the relatively higher-priced telecom filters. The impact of changes in average selling price due to this product mix effect tend to be at least partially offset by differences in material costs, as the higher-priced telecommunications products come in larger, more expensive packages.

We expect the general trend of lower average selling prices for comparable products will continue to have an adverse effect on future sales and margins, and this trend may result in lower overall sales of filter products in the immediate future. For a discussion of strategies for sustaining gross profit, see the section below entitled Gross Profit.

Frequency Control Modules

Sales of frequency control products at $0.3 million were 31% greater than the comparable quarter of the prior year, but 25% lower than the previous quarter. The increase from the prior year was primarily due to a new line of crystal timing products that has been introduced and is starting to ship in volume, resulting in an increased number of units shipped. The decrease from the previous quarter was primarily due to end of program sales for high-end products that were completed in the previous quarter, which also lowered the average selling price relative to the previous quarter. The telecom market these products serve is subject to volatile changes due to varying economic conditions and production rates at several major contract manufacturers. Production rates were at low levels for the current quarter. Future sales of these products will continue to be highly dependent upon economic conditions in the markets these products serve. Sales of high-end products will be dependent on specific programs.

On a year-to-date basis, sales of frequency control module products of $0.7 million decreased 15% as a result of a decrease in the number of units shipped of traditional frequency control products, resulting from market conditions in the markets those products serve, including the telecommunications market. This was partially offset by a new line of crystal timing products that has been introduced and is starting to ship in volume. The new line of crystals carries much lower average selling prices and as a result the average selling prices for all frequency control products decreased due to this change in product mix. Normally, pressures on average selling prices for frequency control module products are not nearly as great as in some of our other markets.

Low-power Components

Sales of low-power components at $1.1 million increased 65% from the comparable quarter of the prior year and 15% from the previous quarter. In both cases, the increase from the prior period was primarily due to a comparable increase in the number of units sold resulting from improved economic conditions in the markets that these products serve, including automotive applications. Unlike most prior periods, average selling prices actually slightly increased for these products due to product mix change within the product line, rather than an increase in the prices of individual units.

These results are not consistent with an ongoing trend for these products. The trend we have experienced is a decline in sales for some of our mature products, including products for the tire pressure monitoring and remote keyless entry applications. Many of our products sold into this application are based on mature technology, and conversion to other technologies such as multiple function integrated circuits and phased lock loop radios is expected to adversely affect future sales of our low-power products. In addition, some customers have switched to very low-priced competitors.

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

We expect that the long range trend of lower sales for low-power components will continue and may even accelerate, due to continued reduction in average selling prices, continued conversion of customers away from older products to alternative technologies and generally low North American automotive production levels. We also expect that sales of low-power components products will fluctuate in accordance with changing production schedules for automotive customers.

Other Sales Trends

The following table provides additional data concerning our sales:

	Percentage of Sales Revenue
	Current Quarter	Comparable Quarter	Previous Quarter

Sales to top five customers	44%	40%	49%
Distribution sales	35%	20%	40%
Number of customers with 10% or more sales	Two	One	Two
Sales for 10% or more customers	25%	16%	30%
International sales	60%	45%	58%

The increases in sales to each of these categories in comparison to the comparable quarter of the prior year were primarily due to increased sales to Asian stocking representatives, particularly for satellite radio applications. These were at very low levels last year and they recovered in the current quarter. A decline in sales from the previous quarter in the top five customers and distribution sales categories was due to decreased sales to our Asian stocking representatives for seasonal reasons.

Our strategy is to seek diversification in our sales. We believe we have achieved a significant level of diversification in our customers, markets, products and geographic areas. However, due to the very competitive nature of the markets in which we compete, we may not always be able to achieve such diversification.

We consider all product sales with a delivery destination outside North America to be international sales. International sales are denominated primarily in U.S. currency, although some European customers require that we price our sales in Euros. We have not entered into any hedging activities to mitigate the exchange risk associated with sales in foreign currency. We intend to continue our focus on international sales and anticipate that international sales will continue to represent a significant portion of our business. However, international sales are subject to fluctuations as a result of local economic conditions and competition. Therefore, we cannot predict whether we will be able to continue to derive similar levels of our business from international sales.

Gross Profit

Overall Gross Profit Trends for Current Quarter Compared to the Prior Year and Previous Quarter

The current quarter gross margin of 34.8% was an increase of 60 basis points from the 34.2% in the comparable quarter of the prior year and an increase of 220 basis points from 32.6% in the previous quarter. The primary reason for the increase from the previous quarter was an improvement in product mix toward our more profitable Wireless Solutions segment sales. For some time we have focused our product and market development efforts on our Wireless Solutions products. These higher-priced products have a greater long-term potential for favorable gross margins than the very price-sensitive low-power Wireless Component products. As described in Note 7 to our accompanying unaudited Condensed Consolidated Financial Statements, year-to-date gross margin for Wireless Solutions products in the current quarter was 41.2%, compared to 26.2% for Wireless Components products. Therefore, a shift in sales to these products has a positive effect on margins, and a shift toward Wireless Components products has a negative effect on margins. In the current quarter, sales of Wireless Solutions products were 51% of total sales, compared to only 48% in the previous quarter. In recent quarters, we have experienced shifts from quarter to quarter in product mix between our product segments and even within them between specific products that significantly affect gross margins. We expect that this volatility related to product mix will continue. Our strategy is to focus our product and market development efforts on increasing the portion of sales to products that have higher potential gross margins, primarily the Wireless Solutions products. We cannot assure that this strategy will be achieved in future periods.

There was a 60 basis point increase in gross margins in the current quarter in comparison to the comparable quarter of the prior year. Wireless Solutions segment sales were a very large 67% of total sales last year, while they were only 51% in the current year. This had a sizable negative impact on gross margins. However, more than offsetting this impact was the favorable impact that increased total company volume has on spreading relatively fixed overhead costs over greater sales. Overhead costs include the cost of our staff that plans our operations and manages our contract manufacturing network. Overhead costs also include some other relatively fixed costs such as depreciation. The cost of non-cash charges for obsolescence and write-downs of inventory are also considered overhead costs. These costs were $279,000 this quarter, compared to $168,000 in the comparable quarter of the prior year and $240,000 in the previous quarter. Despite the increased inventory charges in the current quarter, the combined effect of our ongoing effects to reduce overhead costs and the 20% overall increase in total company sales resulted in overhead costs being 4.6% of sales lower in the current quarter than the comparable quarter of the prior year. While our long-term plan is to increase sales volumes and spread relatively fixed overhead costs over more sales, there can be no assurance that we can do this in future periods. We believe sales volume will continue to have a very significant impact on future gross margins.

As discussed above in the sales section, we normally experience a reduction in average selling prices in virtually all of our product lines, a trend which we expect will continue due to competitive pressures and the fact that newer products, like older products, are reaching sales levels at which customers expect volume-based pricing discounts. For instance, three of our product lines (Virtual Wire® and RFIC Short-range Radio products, filters and Cirronet RF Modules) experienced a decline in average selling prices in excess of 7% of sales in the current quarter, compared to the comparable quarter of the prior year. Sometimes a shift in product mix within a product line can cause a shift in average selling price that is at least partially offset by changes in the other direction by related costs per unit. This occurred for several of these product lines in the current quarter. However, lower average selling prices are generally a negative factor for gross margins. We expect the trend towards lower average selling prices within our product lines will continue.

Besides our long-term effort to improve gross margin through improved product mix, our key strategy for dealing with decreased average selling prices is to reduce our per unit manufacturing costs. We devote considerable resources to obtaining purchasing savings and in working with our suppliers and outside contractors to improve yields, increase productivity and to improve processes that result in lower costs. Historically we have been able to achieve per unit cost reductions on a year-over-year basis. This was achieved for most of our volume product lines in the current quarter compared to the prior year. This quarter, unit cost reduction included the impact of lower overhead costs per unit, as explained above in this section. We were successful in at least offsetting the selling price reductions mentioned in the previous section with unit cost reductions for most of our product lines in the current quarter. We intend to continue our efforts to reduce manufacturing costs in future periods, although there is no assurance that this can be done.

Individual segment gross margins were relatively consistent for the current quarter. Wireless Solutions segment gross margin was 41.3% for the current quarter, compared to 38.5% in the comparable quarter of the prior year and 41.2% for the previous quarter. Wireless Components segment gross margin was 28.0% for the current quarter, compared to 25.5% for the comparable quarter of the prior year and 24.6% in the previous quarter. The improvement in Wireless Component segment gross margin from the previous quarter was primarily due to a better product mix within this segment that reflected itself in slightly higher average selling prices for several of the product lines. The improvement in gross margin in comparison to the previous year for both segments was due to the favorable impact of increased sales volume as explained above.

Overall Gross Profit Trends for Current Year Compared to the Prior Year

The current year-to-date gross margin was 33.6%, which is a decrease from 36.0% in the prior year. This primarily was a result of unfavorable shifts in product mix. The more profitable Wireless Solutions segment sales declined from 56% in the prior year to only 49% in the current year. In addition, there was a very significant shift in product mix within the Wireless Solutions segment away from higher-priced medical Virtual Wire® Short-range Radio products and Cirronet RF Module products towards lower-priced products that are generally less profitable. This effect primarily occurred in our first quarter. As a result, year-to-date gross margins for the Wireless Solutions segment decreased from 44.7% to 41.2% in the current year. Another negative factor was the effect a 9% overall sales decrease had on overhead cost as a percentage of sales. The first quarter of our prior fiscal year had much higher sales volume before the full impact of the recession occurred. This was partially offset by our cost overhead cost reduction program and much higher absorption levels resulting from a higher level of material purchases in the current year.

Our strategies to improve product mix, increase sales volume and reduce per unit manufacturing costs mentioned in the previous section are intended to offset negative factors impacting our gross margin. We were able to improve gross margins substantially in fiscal 2008 and we held our gross margins in fiscal 2009 close to 2008 levels, despite substantially lower sales due to our successful cost reduction efforts. We were also able to improve gross margins in the current quarter. We continue to target additional cost reductions. However, there is no assurance that margins will improve or even be maintained in future periods.

Research and Development Expenses

Research and development expenses were $0.8 million in the current quarter, compared to $1.0 million in the comparable quarter of the prior year and $0.8 million in the previous quarter. The decrease of 27% from the comparable quarter of the prior year was partially a result of reductions in head-count and other expenses related to our cost reduction efforts. See the section entitled “Impact of Economic Conditions and Our Response” for further information on this. In addition, the prior year included $150,000 in consulting expense that did not recur this year due to the completion of a project. Also, there was a $33,000 reduction in amortization of acquired intangible assets resulting from the impairment charges that we recorded in fiscal 2009.

Research and development expenses were 10% of sales in the current quarter, down from 16% of sales in the comparable quarter of the prior year. This results from the reduction in research and development expense that occurred in the current quarter as explained above. We believe that we have retained the core engineering capabilities we need to continue to develop products and service our customers, and that the continued development of our technology and new products is essential to our growth and success. While there was a significant reduction in the current year, we believe that we retain sufficient resources to support our growth strategy for the Wireless Solutions business and adequate support to maintain our Wireless Component business. Currently our focus is on developing new RF modules, RFIC’s and new versions of our Virtual Wire® Short-range Radio products for industrial and medical applications.

Year-to-date research and development expense was $1.5 million compared to $2.3 million in the prior year-to-date period. The 34% reduction was partially due to reductions in head-count and other expenses related to our cost reduction efforts. In addition, there was a $274,000 reduction in consulting expense for a completed project and $66,000 less amortization of acquired intangible assets resulting from the impairment charges that we recorded in fiscal 2009.

Going forward, in the near term we expect to incur similar or slightly increased research and development expenses from the levels we incurred in our current quarter.

Sales and Marketing Expenses

Current quarter sales and marketing expenses were $1.1 million compared to $1.1 million in the comparable quarter of the prior year and $1.2 million in the previous quarter. This 4% decrease from the comparable quarter of the prior year was primarily a result of reductions in head-count and other expenses related to our cost reduction efforts, partially offset by increased sales commission expense in line with increased sales. See the section entitled “Impact of Economic Conditions and Our Response” for further information. The decrease from the previous quarter was primarily due to decreased sales commission expense on decreased sales.

Sales and marketing expenses were 14% of sales in the current quarter, compared to 17% in the comparable quarter of the prior year. The decrease was primarily due to a 20% increase in sales compared to approximately the same expense level. We continue to improve our sales channels by adding or changing sales representative firms and distributors. We intend to pursue increased sales aggressively in future periods, particularly for Wireless Solutions products. We believe that the greater technical content of the Wireless Solutions business and our growth strategy requires the current level of sales and marketing expenses as a percentage of sales, at least for the foreseeable future.

Year-to-date sales and marketing expense was $2.3 million compared to $3.0 million for the comparable year-to-date period. This 23% decrease was primarily due to decreased sales commission expense resulting from decreased sales and reductions in head-count and other expenses related to our cost reduction program.

Going forward, in the near term we expect to incur slightly increased sales and marketing expenses resulting from our recent decision to fund programs to increase awareness of our products to customers. Sales commission expense which will continue to fluctuate in line with sales levels.

General and Administrative Expenses

General and administrative expenses were $0.6 million for the current quarter, compared to $0.9 million for the comparable quarter of the prior year and $0.6 million in the previous quarter. This 35% decrease over the comparable period was primarily a result of reductions in head-count and other expenses related to our cost reduction efforts. See the section entitled “Impact of Economic Conditions and Our Response” for further information on this.

General and administrative expenses were 7% of sales in the current quarter, compared to 14% of sales in the comparable quarter of the prior year. This reduction was both due to the decreases in expense explained in the previous paragraph and a 20% increase in sales. We have significant remaining fixed costs related to managing the business and fulfilling our obligations as a public company.

Year-to-date general and administrative expense was $1.2 million for the current year, compared to $1.9 million for the prior year year-to-date period. The net 37% decrease in expense primarily resulted from reductions in head-count and other expenses related to our cost reduction program.

Going forward, in the near term we expect to incur similar or slightly increased general and administrative expenses from the levels we incurred in our current quarter.

Restructuring Expense

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

In the current quarter and the current year, we incurred no restructuring or fixed asset impairment expenses. We do not expect a significant amount of restructuring or fixed asset impairment expenses in the foreseeable future. We do not have any remaining employee severance obligations that have not been paid.

Restructuring and impairment expense in the comparable quarter of the prior year was $460,000, consisting primarily of severance costs related to headcount reductions. Restructuring and impairment expense in the comparable year-to-date period was $390,000, consisting primarily of severance costs related to headcount reductions net of gains on sale of under-utilized manufacturing fixed assets which were classified as negative restructuring expense.

Total Operating Expenses

Operating expenses in total were $2.45 million in the current quarter, compared to $3.6 million in the comparable quarter of the prior year and $2.55 million in the previous quarter. Operating expenses decreased $1.1 million from the comparable quarter of the prior year and $100,000 from the previous quarter. $460,000 of the decrease from last year was due to the absence of restructuring costs, which did not recur this year. The rest of the cost reduction was primarily a result of reductions in head-count and other expenses related to our cost reduction efforts. See the section entitled “Impact of Economic Conditions and Our Response” for further information on this. Operating expenses were 31% of sales in the current quarter, compared to 54% in the comparable quarter of the prior year.

Year-to-date operating expenses in total were $5.0 million for the current year, compared to $7.6 million for the comparable year-to-date period. This is a $2.6 million or 34% reduction that was primarily due to the absence of restructuring expense and our cost reduction program. Operating expenses were 31% of sales on a year-to-date basis, compared to 42% in the prior year.

Our strategy has been to closely control our expenses relative to sales to return to profitability and we have taken a series of cost reduction actions to bring this about. This in fact has occurred in our last three quarters, as measured by operating income from operations, which has been in excess of $0.2 million in each period. We have recently adjusted our strategy to allow for small investments to support a growth strategy. In addition, we are gradually restoring the salary reduction and other benefit program reductions we took as part of our cost reduction program. As a result, in the near term we expect to incur slightly increased operating expense from the levels we incurred in our current quarter, except for sales commission expense which will fluctuate with sales.

Other Income (Expense)

Total other expense was $115,000 in the current quarter, compared to $154,000 for the comparable quarter of the prior year and $299,000 for the previous quarter. The decrease in comparison to the prior year was primarily a result of lower interest rates and a lower amount borrowed on our new bank line. The previous quarter included $160,000 in early termination fees and other costs related to our decision to terminate our existing senior lending agreement with Wells Fargo and enter into a new one with ViewPoint Bank, as discussed above in the section entitled “Banking Agreements”.

Year-to-date total other expense was $414,000, compared to $327,000 million for the comparable year-to-date period. The increase resulted from the early termination fees and other costs related to our decision to terminate our existing senior lending agreement with Wells Fargo.

Going forward, we expect that interest expense and other banking fees will be somewhat reduced from prior levels due to the terms of the new credit agreement and a smaller amount of borrowings than we had outstanding.

Income Tax Expense

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

Earnings (Loss) per Share

The net income for the current quarter was $174,000, or $0.02 per diluted share, compared to a net loss of $1.5 million, or $0.15 per diluted share, for the comparable quarter of the prior year and a net loss of $102,000 or $0.01 per diluted share for the previous quarter. The increase in income in comparison to the prior year was primarily due to a recovery in economic conditions that resulted in a 20% increase in sales and the favorable impact of our massive cost reduction program that reduced our expense levels below our anticipated sales levels. See the section entitled “Impact of Economic Conditions and Our Response” for further information. The increase in net income from the previous quarter was primarily due to the absence of the termination fees that occurred in the previous quarter as explained in the section entitled “Banking Agreements”.

Year-to-date net income was $72,000 or $0.01 per diluted share compared to a net loss of $1.5 million or $0.16 net loss per diluted share in the prior comparable period. The increase in net income was primarily due to the same factors as explained in the previous paragraph.

Financial Condition

Financing Arrangements

On the last day of the previous quarter, we entered into the new senior secured credit facility, or new facility, with ViewPoint Bank, with whom we had an existing mortgage relationship. On the next day, the new facility was funded and we used the proceeds to repay and terminate our credit facility and forbearance agreement with Wells Fargo. See the section above entitled “Banking Agreements” for additional information.

The $5 million new facility is a revolving line of credit that has a term of one year, ending on November 30, 2010. Advances under the new facility are based on eighty percent of eligible accounts receivable and fifty percent of eligible finished goods inventory, subject to a $250,000 maximum on eligible finished goods inventory. The interest rate on line of credit borrowings under our new facility is the higher of the Wall Street Journal Prime Rate plus 2% or the floor rate of 7%. The interest rate on the initial borrowings was 7%.

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

At February 28, 2010, we maintained access to our revolving line of credit facility, which had a loan balance of $3.4 million. Additional loan advances of approximately $0.75 million were available based upon quarter end asset values and after termination fees.

Our revolving line of credit facility and its status at the end of the current quarter are described in Note 3 to our Financial Statements included in this report.

Liquidity

Liquidity at February 28, 2010, consisted primarily of $0.7 million of cash and $0.75 million available from our borrowing base, which consists of eligible accounts receivable and inventory.

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

Net cash provided by operating activities was $0.5 million for the current year-to-date period as compared to $3.2 million for the comparable period of the prior year. This is almost a $2.7 million decrease in operating cash flow. The primary reason for decreased cash provided by operations was that net cash used in changes in working capital items was a negative $0.8 million for the current year-to-date period, compared to a positive $3.4 million for the comparable period of the prior year. This was a $4.2 million decrease from the prior year in operating cash flow from working capital items.

This difference in working capital items is largely a function of differing sales trends. In the current year, sales have increased, requiring more working capital. Last year sales decreased, so we were able to reduce working capital, which we did very aggressively. Most working capital items were affected by these sales trends. In the current year we increased receivables $0.3 million and inventory (net of reserves) $0.3 million. In the prior year, we reduced receivables $4.2 million and inventory (net of reserves) $2.3 million. Offsetting those factors were changes in current liabilities. In the current year, we have paid these down by $0.2 million, while in the prior year we needed to pay them down by $3.0 million, including substantial severance payments.

So far, we have seen limited impact of slower payments from customers due to economic conditions as our days-sales-outstanding remains in the fifties. Despite our exposure to the automotive business, past due accounts remain very small. We no longer receive favorable payments terms from our customers that we negotiated last year. In fact, we paid back $201,000 in advance payments in the current quarter, reducing current liabilities. The reduction in inventory in the prior year resulted from our aggressive effort to reduce incoming inventory from our contract manufacturers. We continue to manage our inventory very aggressively, but given the longer lead times for commodities like packages and integrated circuits, we may continue to increase inventory moderately to assure service to our customers. We have been current with normal terms to our suppliers for some time.

Partially offsetting these changes in working capital items in the current year was a trend toward improving results of operations. Net income adjusted for non-cash items was a positive $1.4 million in the current year, compared to a negative $0.3 million in the prior year. This is a very favorable trend that reflects the changes we have made to our business model.

The positive operating cash flow of $0.5 million in the current year follows a trend of positive operating cash flow that we generally have experienced in recent periods. Operating cash flow was also a positive $0.8 million for the current quarter. Net income adjusted for non-cash items was $0.8 million and the net impact of the various working capital items was minimal. Operating cash flow was significantly positive for the prior fiscal year at $4.2 million, and it has been positive in recent years. Going forward, we would expect to generate a positive operating cash flow during periods when working capital requirements are approximately neutral or better. This is because we have adjusted our business model to generate a positive EBITDA at current sales levels, as can be seen in the section above entitled “Actions to Improve Liquidity” for further details. We believe continued positive cash flow, as well as access to our credit facilities, will be sufficient to maintain normal operations for the rest of fiscal 2010.

Cash used in investing activities was almost zero for the current year-to-date period and the prior year. Capital spending was less than $0.1 million and we expect to acquire only up to $0.5 million of capital equipment in fiscal 2010. We do not believe our fabless business model will be capital intensive.

Net cash used for financing activities was $0.3 million in the current year-to-date period, compared to $3.6 million in the prior year-to-date period. In the both years, the primary financing activity was to pay down bank debt. We substantially reduced bank debt in the prior year, as according to the terms of our revolving line of credit; we reduced our amount borrowed as our working capital borrowing base decreased.

As of February 28, 2010, we had approximately $0.75 million of cash availability under our new revolving credit facility based upon the borrowing base, which is derived from eligible accounts receivable and inventory. In addition, approximately $0.9 million in additional funds may become available under our banking agreement if our borrowing base were to increase sufficiently to support increased borrowing. We are not able to say when or if that will happen because of our inability to foresee future orders due to limited lead times on orders placed by our customers.

While we reported positive operating cash flows in recent years, a reduction in sales or gross margins or changes in working capital could occur due to economic or other factors. We believe that cash generated from operations, our cash balances and the amounts available under our banking agreement will be sufficient to meet our cash requirements for the rest of fiscal year 2010. If for any reason these sources of funds are not sufficient to meet our requirements, we may be required to raise additional funds. We cannot guarantee that we would be able to obtain additional financing. Should that happen, there could be a material adverse impact on our business, financial condition and results of operations.

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

We are exposed to market risk primarily due to fluctuations in interest rates on our bank debt. As of February 28, 2010, with all other variables held constant, a hypothetical one-percentage point increase in interest rates after they exceed the minimum borrowing rate of 7% as required by our banking agreement, would result in an increase in interest expense of approximately $42,000 on an annual basis.

A significant portion of our products have a manufacturing process in a foreign jurisdiction and are sold in foreign jurisdictions. We manage our exposure to currency exchange fluctuations by denominating most transactions in U.S. dollars. We consider the amount of our foreign currency exchange rate risk to be immaterial as of February 28, 2010 and accordingly have not hedged any such risk.

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

On May 29, 2008, CMS Liquidating Company (“CMS”) filed a Petition and Action for Declaratory Judgment (the “Petition”) in the 298th District Court of Dallas County, Texas, naming RFM as defendant. The Petition requests that the Court construe the Earn Out Agreement entered into between RFM and CMS in connection with the acquisition of substantially all the assets of Caver Morehead, Inc. in September 2006. The claims question the methodology used by RFM to calculate CMS’ earn out payment. RFM has filed an answer denying liability and making a claim for its litigation expenses against CMS and certain of its shareholders pursuant to the acquisition agreement. The amount of damages sought was unspecified in the Petition, but in its motion for summary judgment filed on February 23, 2009, CMS took the position that the amount of purchase price in dispute is $1,320,000. On March 17, 2009, the District Court held a hearing on motions for summary judgment filed by both parties and denied both motions. On December 3, 2009, all matters in dispute between the parties were referred to binding arbitration and the judicial proceeding between the parties was stayed, pending the outcome of the arbitration. We believe that we have meritorious defenses to the interpretation sought by CMS and intend to defend this case vigorously. We may incur substantial expenses in defending against the foregoing claim, and it is not presently possible to forecast its outcome with certainty. We have filed a counter claim seeking reimbursement of our legal expenses, but cannot predict the outcome of that claim. We do not believe, based on current knowledge, that the foregoing legal proceeding is likely to have a material adverse effect on our financial position, results of operations, or cash flows.

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

ITEM 5.	OTHER INFORMATION

(a)	The annual meeting of stockholders of the Company was held on January 20, 2010.

(b)	At such annual meeting of stockholders, the following actions were taken:

1.	The stockholders elected the following individuals as directors until the next annual meeting of stockholders or until their successors are duly elected and qualified. The action was taken as evidenced by the following votes.

Director	Votes
David M. Kirk:
For	2,920,210
Withheld	836,263
Non-votes	3,827,740
Michael R. Bernique
For	2,915,835
Withheld	840,638
Non-votes	3,827,740
William L. Eversole
For	2,881,175
Withheld	875,298
Non-votes	3,827,740
Rick L. Herrman
For	2,769,522
Withheld	986,951
Non-votes	3,827,740
Jonathan W. Ladd
For	2,930,675
Withheld	825,798
Non-votes	3,827,740

These five individuals constitute the entire board of directors serving at this time.

2.	The stockholders ratified the selection of McGladrey & Pullen LLP as the Company’s independent auditors for the fiscal year ending August 31, 2010. The action was approved by the following votes.

For	7,548,797
Against	27,828
Abstain	7,588

ITEM 6.	EXHIBITS

(a)	Exhibits. We hereby incorporate by reference all exhibits filed in connection with Form 10-K for the year ended August 31, 2009.

(b)	Exhibits included:

Exhibit	Description

10.42	Manufacturing Agreement between Registrant and Tai-Saw Technology Co., LTD dated February 15, 2010.

31.1	Certificate Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 for CEO.

31.2	Certificate Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 for CFO.

32.1	Certificate Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 for CEO.

32.2	Certificate Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 for CFO.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RF MONOLITHICS, INC.

Dated: April 13, 2010	By:	/s/ David M. Kirk
David M. Kirk
Chief Executive Officer, President and Director

Dated: April 13, 2010	By:	/s/ Harley E Barnes III
Harley E Barnes III
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit	Description

10.42	Manufacturing Agreement between Registrant and Tai-Saw Technology Co., LTD dated February 15, 2010.(1)

31.1	Certificate Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 for CEO.(1)

31.2	Certificate Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 for CFO.(1)

32.1	Certificate Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 for CEO.(1)

32.2	Certificate Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 for CFO.(1)

(1)	Filed as an exhibit to this Form 10-Q.