Form 10-Q
period 2010-05-31
RF MONOLITHICS INC /DE/
filed 2010-07-14
CIK 922204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 2010

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

10,183,983

Number of shares of the Registrant’s Common Stock, $.001 par value,

outstanding as of June 30, 2010.

RF MONOLITHICS, INC.

FORM 10-Q

QUARTER ENDED MAY 31, 2010

PART I. CONDENSED CONSOLIDATED FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RF MONOLITHICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

(In Thousands)

	May 31, 2010	August 31, 2009 (a)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$590	$585
Trade receivables - net	5,412	4,748
Inventories - net	5,047	5,015
Prepaid expenses and other	304	315

Total current assets	11,353	10,663

PROPERTY AND EQUIPMENT - Net	1,809	2,223
GOODWILL	556	556
INTANGIBLES - Net	369	369
OTHER ASSETS - Net	468	645

TOTAL	$14,555	$14,456

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt - bank	$3,643	$3,706
Capital lease obligations - current portion	23	41
Accounts payable - trade	2,198	2,169
Accrued expenses and other current liabilities	1,352	1,755

Total current liabilities	7,216	7,671

LONG-TERM DEBT - Less current portion:
Mortgage payable	775	820
Capital lease obligations	41	55

Total long-term debt	816	875

DEFERRED TAX LIABILITIES	125	125

Total liabilities	8,157	8,671

STOCKHOLDERS’ EQUITY:
Common stock: 10,184 and 10,018 shares issued	10	10
Additional paid-in capital	50,853	50,531
Common stock warrants	86	86
Treasury stock, 36 common shares at cost	(227)	(227)
Accumulated deficit	(44,324)	(44,615)

Total stockholders’ equity	6,398	5,785

TOTAL	$14,555	$14,456

(a)	Derived from audited financial statements.

See notes to condensed consolidated financial statements.

RF MONOLITHICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

(In Thousands, Except Per-Share Amounts)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2010	2009	2010	2009
SALES	$8,721	$6,534	$25,061	$24,499

COST OF SALES	5,777	4,187	16,621	15,679

GROSS PROFIT	2,944	2,347	8,440	8,820

OPERATING EXPENSES:
Research and development	808	818	2,335	3,130
Sales and marketing	1,217	1,020	3,480	3,974
General and administrative	589	742	1,799	2,663
Restructuring and fixed asset impairment	—	51	—	444
Impairment - intangibles	—	1,583	—	1,583

Total operating expenses	2,614	4,214	7,614	11,794

INCOME (LOSS) FROM OPERATIONS	330	(1,867)	826	(2,974)
OTHER INCOME (EXPENSE):
Interest expense	(98)	(162)	(468)	(466)
Other	(8)	(1)	(52)	(24)

Total other expense	(106)	(163)	(520)	(490)

INCOME (LOSS) BEFORE INCOME TAXES	224	(2,030)	306	(3,464)
Income tax expense (benefit)	5	(113)	15	(100)

NET INCOME (LOSS) - continuing operations	219	(1,917)	291	(3,364)
NET LOSS - discontinued operations	—	(58)	—	(150)

NET INCOME (LOSS)	$219	$(1,975)	$291	$(3,514)

EARNINGS (LOSS) PER SHARE
Basic from continuing operations	$0.02	$(0.19)	$0.03	$(0.34)
Basic from discontinued operations	0.00	(0.01)	0.00	(0.01)

Basic	$0.02	$(0.20)	$0.03	$(0.35)

Diluted from continuing operations	$0.02	$(0.19)	$0.03	$(0.34)
Diluted from discontinued operations	0.00	(0.01)	0.00	(0.01)

Diluted	$0.02	$(0.20)	$0.03	$(0.35)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	10,163	9,976	10,107	9,906

Diluted	10,931	9,976	10,871	9,906

See notes to condensed consolidated financial statements.

RF MONOLITHICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(In Thousands)

	Nine Months Ended May 31,
	2010	2009
OPERATING ACTIVITIES:
Net income (loss) from continuing operations	$291	$(3,364)
Net loss from discontinued operations	—	(150)
Noncash items included in net income:
Depreciation and amortization	734	964
Amortization of intangible assets	—	121
Impairment of intangible assets	—	1,583
Deferred income tax	—	(111)
Charge for inventory obsolescence	756	495
Provision for trade receivable allowance	—	61
Stock-based compensation	326	332
Loss (gain) on disposal of property and equipment	38	(65)

Changes in operating assets and liabilities:
Trade receivables	(664)	3,669
Inventories	(788)	3,335
Prepaid expenses and other	11	(48)
Accounts payable - trade	29	(2,475)
Accrued expenses and other liabilities	(403)	(1,393)

Net cash provided by operating activities	330	2,954

INVESTING ACTIVITIES:
Acquisition of property and equipment	(205)	(82)
Proceeds from disposition of property and equipment	17	102
Change in other assets	7	(65)

Net cash used in investing activities	(181)	(45)

FINANCING ACTIVITIES:
Net repayments on bank revolver note	(63)	(3,082)
Repayments of notes payable	—	(1,667)
Borrowings on mortgage note	—	900
Repayments of mortgage note	(45)	(5)
Repayments of capital lease	(32)	(37)
Proceeds from common stock issued-net of tax payments	(4)	35

Net cash used in financing activities	(144)	(3,856)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5	(947)
CASH AND CASH EQUIVALENTS:
Beginning of period	585	1,254

End of period	$590	$307

SUPPLEMENTAL INFORMATION:
Interest paid	$252	$362

Income taxes paid	$17	$24

See notes to condensed consolidated financial statements.

RF MONOLITHICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

1.	INTERIM FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, that in the opinion of the management of RF Monolithics, Inc. are necessary for a fair presentation of our financial position as of May 31, 2010, the results of operations for the three and nine months ended May 31, 2010 and 2009 and cash flows for the nine months ended May 31, 2010 and 2009. These unaudited interim condensed consolidated financial statements should be read in conjunction with our audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended August 31, 2009 filed with the Securities and Exchange Commission.

Operating results for the nine months ended May 31, 2010 are not necessarily indicative of the results to be achieved for the full fiscal year ending August 31, 2010. We have evaluated subsequent events for potential recognition and/or disclosure through the date the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q were issued.

2.	INVENTORIES

Inventories consist of the following (in thousands):

	May 31, 2010	August 31, 2009

Raw materials and supplies	$2,584	$3,008
Work in process	267	430
Finished goods	4,492	4,175

Total gross inventories	7,343	7,613
Less: Inventory reserves	(2,296)	(2,598)

Total inventories	$5,047	$5,015

3.	CREDIT FACILITIES

Our bank debt consists of the following (in thousands):

	May 31, 2010	August 31, 2009

Bank revolving line-of-credit	$3,583	$3,646
Mortgage note	835	880

Total	4,418	4,526

Less: Current portion	3,643	3,706

Long-term portion	$775	$820

On November 30, 2009, we entered into a new $5 million senior secured credit facility (revolving line of credit) agreement with ViewPoint Bank, FSB, or ViewPoint. The new senior credit facility was funded and proceeds were used to repay and terminate our credit facility with Wells Fargo Bank. In connection with this termination, we recorded termination fees and other costs of $160,000.

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

The interest rate on line of credit borrowings under our new senior credit facility is the higher of the Wall Street Journal Prime Rate plus 2% or the floor rate of 7%. The interest rate on borrowings at May 31, 2010 is 7%.

4.	STOCK-BASED COMPENSATION PLANS

We have several stock-based compensation plans, which are more fully described in Note 11 in our fiscal year 2009 annual report on Form 10-K. The following table illustrates the stock compensation expense recognized in the three and nine months ended May 31, 2010 and 2009. Compensation expense recognized in thousands was:

	Compensation Expense Recognized
	Three Months Ended May 31,		Nine Months Ended May 31,
Stock Compensation Plans	2010	2009	2010	2009

Stock options for employees and directors	$—	$8	$1	$26
Employee Stock Purchase Plan	2	1	3	8
Restricted Stock Units	88	114	322	298

Totals	$90	$123	$326	$332

Stock Options – There were no stock option grants in the current or prior year. During the nine months ended May 31, 2010, options to purchase 267,162 shares of stock were forfeited due to employee terminations and option period expirations. The summary of stock option activity for the current fiscal year as of May 31, 2010 follows:

	Nine Months Ended May 31, 2010
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($000)
Outstanding at August 31, 2009	1,275,204	$4.36
Exercised	-0-	$0.00
Expired/forfeited	(267,162)	$6.52

Outstanding at May 31, 2010	1,008,042	$3.79	2.09	$-0-

Exercisable at May 31, 2010	1,008,042	$3.79	2.09	$-0-

All outstanding options carry a grant price greater than the $1.22 per share market price of our common stock on May 31, 2010. Therefore, the aggregate intrinsic value is zero as stated in the table above.

Restricted Stock Units - We use restricted stock units, or RSUs, as our primary stock compensation vehicle in lieu of stock options to better match the employees’ perceived benefit with the financial statement cost. Most of our stock compensation expense in the current year relates to RSUs. The following table sets forth the status of our Restricted Stock Unit compensation activity for the current fiscal year as of May 31, 2010:

Nonvested Shares	Shares	Weighted- Average Grant- Date Fair Value
Nonvested at August 31, 2009	770,525	$1.28
Granted	162,000	$1.10
Vested and issued	(165,025)	$2.14
Cancelled	(24,250)	$1.22

Nonvested at May 31, 2010	743,250	$1.05

5.	EARNINGS (LOSS) PER SHARE

Our earnings (loss) per share is computed by dividing our net earnings (loss) by the weighted average number of outstanding common shares during the period. Our diluted earnings (loss) per share is computed by dividing our net earnings (loss) by the weighted average number of outstanding common and potentially dilutive shares. Potentially dilutive shares are derived from outstanding stock options, warrants and RSUs that have an exercise price less than the weighted average market price of our common stock. Any options and warrants with an exercise price greater than the weighted average market price of our common stock are considered antidilutive and are excluded from the computation of diluted earnings per share. In a period of net loss, all outstanding options, warrants and RSUs are considered antidilutive. The number of common stock options, warrants and RSUs considered antidilutive and thus excluded from the year to date diluted earnings or loss per share computation for the nine months ended May 31, 2010 was 1,038,042 and was 2,159,655 for the nine months ended May 31, 2009. Due to the net loss for the nine months ended May 31, 2009, all common stock options, warrants and RSUs were anti-dilutive.

6.	SALES

The following table sets forth the components of our sales and the percentage relationship of the components to sales by product area for the periods indicated (in thousands, except percentage data):

	Amounts				% of Total
	Three Months Ended Ended May 31,		Nine Months Ended Ended May 31,		Three Months Ended Ended May 31,		Nine Months Ended Ended May 31,
	2010	2009	2010	2009	2010	2009	2010	2009
Product Sales:
Wireless Solutions Segment:
Virtual Wire® Radio products	$2,530	$2,330	$7,758	$7,769	29%	36%	31%	32%
Cirronet modules	1,847	1,310	4,702	6,000	21	20	19	24

Subtotal	4,377	3,640	12,460	13,769	50	56	50	56

Wireless Components Segment:
Filters	3,043	1,889	8,488	7,087	34	29	33	29
Frequency control modules	260	260	939	1,057	4	4	4	4
Low-power components	1,041	745	3,174	2,586	12	11	13	11

Subtotal	4,344	2,894	12,601	10,730	50	44	50	44

Total sales	$8,721	$6,534	$25,061	$24,499	100%	100%	100%	100%

International sales were approximately 61% or $5,308 during the current quarter and 51% or $3,298 during the comparable quarter of the prior year. On a nine month year to date basis, international sales were approximately 59% or $14,877 during the current year and 51% or $12,479 during the comparable period of the prior year. We consider all product sales with a delivery destination outside of North America to be international sales. The increase in international sales is primarily a result of increased sales to Asian contract manufacturers that service North American automotive and other markets that have experienced a partial economic recovery from very depressed levels of a year ago.

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

Our senior management reviews discrete gross margin information on these two businesses and has made decisions on allocation of resources based on this information and our strategy. Most of our research, selling, general and administrative and restructuring activities are managed on a consolidated basis. Therefore, we do not have discrete segment information for operating expenses and many balance sheet accounts. The information we are presenting below represents the information we have readily available to us.

As a result of the shared administrative services reported separately, the segment information may not be indicative of the financial position or results of operations that would have been achieved had these segments operated as unaffiliated entities. There were no intersegment sales.

Information concerning the operations and assets in these reportable segments is as follows (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2010	2009	2010	2009
Net Sales:

Wireless Solutions Group	$4,377	$3,640	$12,460	$13,769

Wireless Components Group	4,344	2,894	12,601	10,730

Total	$8,721	$6,534	$25,061	$24,499

Gross Profit:

Wireless Solutions Group	$1,825	$1,437	$5,157	$5,967

Wireless Components Group	1,119	910	3,283	2,853

Total	$2,944	$2,347	$8,440	$8,820

Operating Expenses (not allocated to segments):

Research and development	808	818	2,335	3,130

Sales and marketing	1,217	1,020	3,480	3,974

General and administrative	589	742	1,799	2,663

Restructuring and impairment	—	1,634	—	2,027

Income (loss) from operations	$330	$(1,867)	$826	$(2,974)

Gross Profit percent of sales:

Wireless Solutions Group	41.7%	39.5%	41.4%	43.3%

Wireless Components Group	25.8%	31.4%	26.1%	26.6%

Total	33.8%	35.9%	33.7%	36.0%

	May 31, 2010	August 31, 2009
Segment assets:
Wireless Solutions Group	$6,868	$6,546
Wireless Components Group	4,544	4,160
Corporate and unallocated	3,143	3,750

Total	$14,555	$14,456

8.	INCOME TAXES

During the nine months ended May 31, 2010, we realized income before income tax of $306,000, compared to loss before income tax (including discontinued operations) of $3,614,000 for the comparable nine month period of the prior year. In both the current and prior years we recorded small provisions for state income tax, based upon minimum tax requirements. We continue to maintain a full valuation allowance on our deferred tax assets due to prior period losses, as well as the general economic environment.

9.	FAIR VALUE OF FINANCIAL INSTRUMENTS

Our financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and debt. The estimated fair value of cash and cash equivalents, accounts receivable and accounts payable approximate their carrying amounts due to the relatively short period to maturity of these instruments. The estimated fair value of all debt as of May 31, 2010 approximated the carrying value since the loans incur interest at a variable rate.

10.	LEGAL PROCEEDINGS

On May 29, 2008, CMS Liquidating Company (“CMS”) filed a Petition and Action for Declaratory Judgment (the “Petition”) in the 298th District Court of Dallas County, Texas, naming RFM as defendant. The Petition requests that the Court construe the Earn Out Agreement entered into between RFM and CMS in connection with the acquisition of substantially all the assets of Caver Morehead, Inc. in September 2006. The claims question the methodology used by RFM to calculate CMS’ earn-out payment. RFM has filed an answer denying liability and making a claim for its litigation expenses against CMS and certain of its shareholders pursuant to the acquisition agreement. The amount of damages sought was unspecified in the Petition, but in its motion for summary judgment filed on February 23, 2009, CMS took the position that the amount of purchase price in dispute is $1,320,000. On December 3, 2009, all matters in dispute between the parties were referred to binding arbitration and the judicial proceeding between the parties was stayed, pending the outcome of the arbitration. We believe that we have meritorious defenses to the interpretation sought by CMS and intend to defend this case vigorously. We may incur substantial expenses in defending against the foregoing claim, and it is not presently possible to forecast its outcome with certainty. We do not believe, based on current knowledge, that the foregoing legal proceeding is likely to have a material adverse effect on our financial position, results of operations, or cash flows.

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

Our Wireless Solutions business includes Short-range Radios, Radio Frequency Integrated Circuits, or RFIC’s, Radio Frequency, or RF, module products and Stand Alone Radio Systems. The products are various types of radios and network equipment that manage and use these radios. Our goal is to provide customers with a wide variety of alternative products for their wireless network applications. Our product offerings include miniature radios that are very short range and ultra low-power. We also market standard and custom RF radio modules as well as Stand Alone Radio Systems that have longer range and increased data rates.

Our Wireless Components, or RF Components, business includes filters, frequency control modules and low-power components. Our goal is to provide simple, cost effective solutions that fit our customers’ specialty applications.

Executive Summary

The market place profiles in which our two businesses operate are materially distinct from one another. The Wireless Components business is characterized by a very competitive environment that has declining average selling prices and frequent product innovation. This market includes several large competitors who have superior financial and other resources. We have competed successfully for more than 30 years by cultivating close customer relationships with a diverse group of customers who offer varied applications and serve diverse markets and geographic locations. In contrast, our Wireless Solutions business is a developing market with only a generalized definition of products, services, markets and applications. Competition is not well defined and typically consists of much smaller competitors, many of whom are similar in size and resources to us, or even smaller.

Our strengths include: (a) our ability to identify and capitalize on trends in a rapidly growing wireless marketplace; (b) our capability to develop products and services that have superior technical characteristics; (c) our expertise to assist our customers in incorporating our products into their applications; (d) our sales channels to gain access to customers and (e) our demonstrated ability to have high quality cost-effective products manufactured in volume with short lead times. Our manufacturing capabilities consist mostly of our relationships with several domestic and offshore contractors.

We have focused our product and market development on products for our Wireless Solutions business, which we feel offers a technical edge and normally generates a greater gross margin. Our Wireless Components business, which historically was our core business, has over several years experienced declines in sales due to decreased average selling prices in several intensely competitive markets and our loss of market share to competing technologies.

A key factor in our sales performance is expected to be successfully developing and selling new products in volumes adequate to offset the decline in selling price and unit sales volumes of our older products. A key factor in our gross margin performance is expected to be reducing our costs (through innovation, assisting our contractors to identify lower costs of manufacture, and increased volume) and improving our product mix towards higher margin products to offset expected declines in average selling prices.

Generally we have had positive operating cash flows in recent periods, including our current year and our last fiscal year. See the section below entitled “Actions to Improve Liquidity” and the section entitled “Liquidity” for discussion of actions we have taken in recent periods to improve cash flow. Our ability to maintain positive cash flows is dependent on our success in controlling our expenses in relation to our sales. See the next section below entitled “Impact of Economic Conditions and Our Response” for discussion of our cost control program. In any case, the amount of positive cash flow may decrease or occasionally turn negative due to fluctuating revenues, declining margins, escalating operating costs, the need for increased working capital to support increased sales, or increased spending to support growth programs. We feel we currently have the financial resources necessary to execute our business plans.

Impact of Economic Conditions and Our Response

The world-wide economic recession had a material impact on our sales and operations in our last six fiscal quarters, including the first three quarters of fiscal 2010. Fiscal 2009 sales declined 41% from fiscal 2008 and current year-to-date sales increased only 2% over the comparable year-to-date period. The recession contributed to significant losses for two quarters (the second and third quarters of fiscal 2009), and we have had steadily improving results since then. See the sections on sales trends later in this report for additional details. Economic conditions in the electronics industry have historically experienced extreme fluctuations in demand within short time periods, so they are a key factor that influences our sales performance. We believe our markets are in a period of relatively stable overall demand, although they have not yet returned to prior levels.

Prior to fiscal 2009, we had taken several major steps to reduce expense levels. During the second quarter of fiscal 2009 and in succeeding quarters, we took additional steps, including head count reductions of 42%, a salary reduction of 10%, suspension of our 401 (k) savings plan match, reduction in cash compensation for our outside directors and other cost reduction measures to further adjust our business structure to anticipated lower sales. In addition, we focused our sales and marketing efforts on products and markets that provide near term sales opportunities and we actively managed our inventory levels, achieving significant reductions.

We believe that our operating results for the last four quarters demonstrate that we have taken appropriate actions to control expenses in our business. For four consecutive quarters, sales levels were reached which resulted in operating income of $200,000 or more ($330,000 in the current quarter). We reported net income for three of the last four quarters ($219,000 in the current quarter) and only our decision to change banks prevented us from reporting net income for the first quarter of fiscal 2010 (see the next section for further discussion). We have restored most of the salary reduction actions that were taken in fiscal 2009, including restoration of cash compensation to our outside directors. We expect that by the end of calendar year 2010, all salary and benefit programs should be restored to their former levels.

Because our core business is now generating operating income at much lower sales levels than prior periods, we have demonstrated the ability to match expense levels with expected revenue. If required, we will continue to take the actions required to restructure our business to maintain reasonable levels of overall profitability when economic conditions permit. While our cost reductions have resulted in a much lower cost business model, current economic conditions make forecasting future profitability very difficult, and there can be no assurance that we will achieve profitability in the future.

Banking Agreements

At the end of the first quarter of our current fiscal year, we entered into a new $5 million senior secured credit facility with ViewPoint Bank. In the second quarter, the facility was funded and we used the proceeds to repay and terminate our credit facility and forbearance agreement with Wells Fargo. The terms of the new agreement are described in Note 3 to our accompanying unaudited Condensed Consolidated Financial Statements.

While we incurred $160,000 in termination fees and other costs in the first quarter, we believe there are numerous advantages to the new agreement. First, it allowed us to end our default and forbearance status. Next, compliance with the new financial covenants is measured quarterly, rather than monthly, providing us increased flexibility to manage our operations. We believe that the termination fees will be more than offset by lower banking costs, including reduced interest expense, lower banking fees and lower reporting costs. In addition, restrictions on activities such as capital spending were eliminated. Lastly, we believe this new facility will allow us to concentrate on long term growth of our business.

Actions to Improve Liquidity

In addition to our effort to reduce costs via actions discussed above in the section entitled “Impact of Economic Conditions and Our Response,” we took a number of actions in fiscal 2009 to improve liquidity. Our prime objective was to generate positive operating cash flow. Those actions generated positive operating cash flow of $4.2 million during fiscal 2009.

A significant portion of that positive operating cash flow for fiscal 2009 was derived from factors that may not be continuing sources of operating cash flow, such as decreases in accounts receivable and inventory in line with decreasing sales. While we had success in doing this in periods of declining sales, this is not likely to be a significant future source of funds, since we do not expect any significant decreases in sales. In fact, in recent periods we have increased sales, so this factor has turned around in that additional working capital has been required. During prior periods when there were reductions in accounts receivable and inventory, that impact often has been offset partially by reductions in accounts payable and accrued expenses, as we have paid down those liabilities.

Beyond reducing our working capital requirements, we believe we have established a cost structure that is capable of generating significant positive earnings before interest, taxes, depreciation and amortization, or EBITDA, at current sales levels. This in fact occurred for the last four quarters. Our EBITDA for the current quarter was $0.6 million and for the last four quarters was a total of approximately $2.5 million. We believe maintaining a cost structure that is designed to generate positive EBITDA at sales levels below what we expect is our primary method of assuring near-term liquidity. See the EBITDA table near the end of this section.

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

In another temporary response to the reduction in availability, we arranged for advance customer payments in the amount of $700,000 and very short payment terms in the fourth quarter of fiscal 2009. These advances are classified as accrued expenses and other current liabilities on our balance sheet. The advance payments were only made during the fourth quarter of fiscal 2009 and we are in the process of paying back the advances over a 12-month period beginning the second quarter of fiscal 2010. We have returned to normal payment terms and in the current quarter we had $172,000 in repayments. So far, we have repaid $373,000 and the balance of customer advances at May 31, 2010 was $327,000.

It is our objective to continue to generate positive cash flow in periods when working capital requirements are neutral or better, service our bank debt and keep in good standing with our suppliers, although this cannot be assured due to the economic uncertainties we face. During periods when our accounts receivable requirements increase, the terms of our credit facility are designed to accommodate that up to the limits of the eligible collateral base and/or the facility itself, under which we had $1.4 million of additional borrowing capacity as of May 31, 2010.

The following table sets forth, for the three and nine months ended May 31, 2010 and 2009, the calculation for EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) that is referred to in this report (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2010	2009	2010	2009

Net income (loss)	$219	$(1,975)	$291	$(3,514)

Add back:

Interest expense	98	162	468	466

Taxes	5	(113)	15	(100)

Depreciation	176	241	564	772

Amortization:

Patents	56	63	170	192

Intangibles from acquisitions (1)	—	1,583	—	1,704

Stock compensation	90	123	326	332

Total amortization	146	1,769	496	2,228
(1) Includes impairment loss

EBITDA	$644	$84	$1,834	$(148)

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

Results of Operations

In this next section we will discuss our financial statements. In this discussion, we will make comparisons between the following periods, which we believe are relevant to understanding trends in our business:

•

The current quarter and current year-to-date period, each ended May 31, 2010 of the fiscal year ending August 31, 2010, in comparison to the comparable quarter of the prior year and prior year-to-date period, each ended May 31, 2009 of the fiscal year ended August 31, 2009.

•	Certain comparisons with the three months ended February 28, 2010 (previous quarter) are provided where we believe it is useful to the understanding of trends.

The selected financial data for the periods presented may not be indicative of our future financial condition or results of operations.

The following table illustrates operating results for the four quarters of fiscal 2009 and the first three quarters of fiscal 2010 (in thousands, except percentage data). These figures will be used when discussing trends in the following section.

	Fiscal 2009 Quarter Ended				Fiscal 2010 Quarter Ended
	Nov. 30	Feb. 29	May 31	Aug. 31	Nov. 30	Feb. 28	May 31
Sales by product area:
Wireless Solutions Segment:
Virtual Wire® Radio products	$2,937	$2,502	$2,330	$2,467	$2,626	$2,602	$2,530
Cirronet modules	2,766	1,924	1,310	1,726	1,423	1,432	1,847

Subtotal	5,703	4,426	3,640	4,193	4,049	4,034	4,377
Wireless Components Segment:
Filters	3,939	1,259	1,889	1,587	3,022	2,423	3,043
Frequency control modules	574	223	260	763	388	291	260
Low-power components	1,151	690	745	942	994	1,139	1,041

Subtotal	5,664	2,172	2,894	3,292	4,404	3,853	4,344

Total Sales	11,367	6,598	6,534	7,485	8,453	7,887	8,721
Cost of sales	7,150	4,342	4,187	4,683	5,701	5,143	5,777

Gross profit	4,217	2,256	2,347	2,802	2,752	2,744	2,944
% of sales-Wireless Solutions	49.6%	38.5%	39.5%	35.4%	41.2%	41.3%	41.7%
% of sales-Wireless Components	24.5%	25.5%	31.4%	40.0%	24.6%	28.0%	25.8%
% of sales-Total	37.1%	34.2%	35.9%	37.4%	32.6%	34.8%	33.8%

Operating expenses:
Research and development	1,266	1,046	818	831	758	769	808
Sales and marketing	1,814	1,140	1,020	1,142	1,171	1,092	1,217
General and administrative	1,011	910	742	602	621	589	589
Restructuring and impairment	(67)	460	1,634	—	—	—	—

Total	4,024	3,556	4,214	2,575	2,550	2,450	2,614

Income (loss) from operations	193	(1,300)	(1,867)	227	202	294	330
Other income (expense), net	(173)	(154)	(163)	(157)	(299)	(115)	(106)

Income (loss) before income taxes	20	(1,454)	(2,030)	70	(97)	179	224
Income tax expense (benefit)	5	8	(113)	1	5	5	5

Income (loss)-continuing operations	15	(1,462)	(1,917)	69	(102)	174	219
Loss-discontinued operations	(61)	(31)	(58)	(7)	—	—	—

Net income (loss)	$(46)	$(1,493)	$(1,975)	$62	$(102)	$174	$219

The following table sets forth, for the three and nine months ended May 31, 2010 and 2009, (a) the percentage relationship of certain items from our statements of operations to sales and (b) the percentage change in these items between the current period and the comparable period of the prior year:

	Percentage of Total Sales				Percentage Change From
	Three Months Ended Ended May 31,		Nine Months Ended Ended May 31,		Three Months Ended May 2009 to 2010	Nine Months Ended May 2009 to 2010
	2010	2009	2010	2009
Sales	100%	100%	100%	100%	34%	2%
Cost of sales	66	64	66	64	38	6

Gross profit	34	36	34	36	25	(4)

Research and development	9	13	10	13	(1)	(25)
Sales and marketing	14	16	14	16	19	(12)
General and administrative	7	11	7	11	(20)	(32)
Restructuring and impairment	0	25	0	8	(100)	(100)

Total operating expenses	30	65	31	48	(38)	(36)

Income from operations	4	(29)	3	(12)	118	128
Other expense, net	(1)	(2)	(2)	(2)	(35)	6

Income before income taxes	3	(31)	1	(14)	111	109
Income tax expense	0	2	0	0	104	115

Net income (loss)-continuing ops.	3	(29)	1	(14)	112	109
Net loss-discontinued operations	0	(1)	0	0	(100)	(100)

Net income (loss)	3%	(30)%	1%	(14)%	111%	108%

Sales

Overall Sales Trends for the Current Quarter Compared to the Prior Year and Previous Quarter

Total sales at $8.7 million increased 34% in the current quarter compared to the $6.5 million for the comparable quarter of the prior year and 11% from the $7.9 million in the previous quarter. The primary reason for the changes in both periods were increases in the number of units sold that reflected at least a partial recovery in the markets we serve.

The sales increase from the prior year was primarily due to a 50% increase in our Wireless Components segment as sales of $4.3 million represented a significant recovery from depressed levels of a year ago. Two of the major markets for these products are the automotive and consumer markets which are very sensitive to economic conditions. Sales to those markets increased 108% and 172%, respectively. A primary application for both markets is satellite radio filters, which experienced a very large increase in number of units shipped. Two of our largest customers this quarter were automotive customers. This was partially offset by a decrease in sales to telecommunications markets of 60%, as we lost some market position in specific programs to lower priced competitors. For further information, see the sections below entitled “Filters,” “Low-power Components” and “Frequency Control Modules.”

Wireless Solutions segment sales of $4.4 million reflected an increase of 20% in comparison to the prior year. This was primarily due to a partial recovery in sales to industrial markets with a 41% increase, including sales of Cirronet RF Module products for industrial surveying and telemetry applications which had been adversely affected by the continuing low level of construction activity in prior quarters. Within the Cirronet RF Module product line, the there was an increase in the number of units sold of relatively higher priced custom type units as well as a decrease in the number of relatively lower priced standard units. This had the additional effect of increasing average selling prices for Cirronet RF modules due to product mix shifts by almost 5% on a year-to-date basis. This was partially offset by a decrease in sales to medical markets of 16%, primarily due to an effort to reduce inventory by a major customer. Our primary customers for these products are OEM customers and contract manufacturers and distributors in medical and general industrial markets. These customers order product based upon their own production schedules or the production schedules requested by their customers, which have historically shown considerable volatility. For further information on these products see the sections below entitled “Cirronet RF Module Products and Virtual Wire® Short-range Radio Products.”

Overall sales also increased 11% in comparison to our previous second quarter, primarily due to an increase in the number of units sold. A portion of this is related to seasonal effects. Our second quarter has traditionally been our lowest quarter of the year for sales due to the seasonal impact of fewer work days at customer factories due to extended holiday periods both in the US and around the world. Our third quarter has a normal number of work days in it, so some increase from the second quarter is normal.

Sales for our Wireless Component segment increased 13% from the previous quarter. Sales to automotive markets increased 19% and to consumer markets increased 45%. These increases represent a seasonal impact, as well as ramp up of new filter programs. Filter sales increased 26% in comparison to the previous quarter. To participate in the new programs, we needed to lower selling prices for specific products. This had the effect of lowering average selling prices that was not entirely offset by lower costs. This resulted in a somewhat lower gross margin for the Wireless Component segment and overall. However, the impact of a lower gross margin was offset by the volume impact of mostly fixed operating expenses being spread out over additional sales. As a result, on an overall basis we had similar income from operations as a percent of sales in comparison to the previous quarter.

Sales for our Wireless Solutions segment increased 9% from the previous quarter, primarily as a net result of changes in the number of units shipped. The impact of an increase in number of units shipped of Cirronet RF module products (resulting from a partial recovery of industrial surveying and telemetry applications) exceeded the impact of a decrease in the number of units shipped for Virtual Wire® Short-range Radio products (primarily for medical applications). The volatility of production schedules for these different markets was very evident in this quarter. This segment also benefited to some extent from some sales of new products that were announced in the last year.

Despite increases in sales for the Wireless Solutions segment, both in comparison to the prior year and the previous quarter, these increases were smaller than increases for the Wireless Component segment. As a result, the product mix shifted somewhat to the Component segment, which contributed to decreases in overall gross margin. This is discussed further in the section entitled “Gross Profit”.

Economic conditions in the electronics industry have historically experienced extreme fluctuations in demand within short time periods, so they are a key factor that influences our sales performance. We believe our markets are in a period of relatively stable overall demand, although they have not yet returned to prior levels.

Our strategy has been to grow our Wireless Solutions segment to offset an expected long term decline in the Wireless Components segment. We have focused our product and market development efforts on products with higher technical content, which allows them to be sold with higher gross margins. Total Company sales will likely expand only if the anticipated growth in Wireless Solutions sales exceeds the anticipated decline in sales for our Wireless Components products.

We compete in very price-competitive markets (such as the automotive and satellite radio markets), particularly for products in the Wireless Components segment. In addition, our customers expect economies of scale to result in lower pricing as new products ramp up in volume. As a result, three of our higher-volume product lines (Filters, Low-Power Components and Virtual Wire® Short-range Radio products)

experienced a decline in average selling prices in the range of 4% to 27% in the current year in comparison to the prior year-to-date period. Sometimes the change in average selling prices may also be due to a change in product mix within a product line rather than lower selling prices for the same products. There was an increase in average selling prices for Cirronet RF module products due to shifts in product mix that was mentioned above, which was an exception to this overall trend. We expect the trend towards lower average selling prices will continue.

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

Our ability to grow or even maintain our sales levels is highly dependent on various factors, including: (1) our success in achieving increases in sales for Wireless Solutions products which have a higher technical content; (2) achieving technological advances in our product design and manufacturing capabilities; (3) our ability to sell our products in a competitive marketplace that can be influenced by outside factors, such as economic and regulatory conditions; (4) competition from alternative technologies or from competitors duplicating our technologies; and (5) the impact of competitive pricing.

We have expended substantial resources in developing new products. However, the timing of any sales resulting from new products is dependent upon our customers’ product introduction cycles. Sales to OEM customers are particularly dependent on our customers’ success in their market development programs. For instance, in the past year, we have seen a slow-down in customer adoption of our newer products in the machine-to-machine, or M2M, market due to delays in customer programs. It is difficult for us to predict when, or if, new products will have a significant impact on our sales.

We have experienced sudden increases in demand in the past, which have strained the manufacturing capabilities of our offshore contractors and their raw material suppliers. We have seen lead times lengthen for key raw materials such as packages and integrated circuits. In addition, new products sometimes require manufacturing processes different than those we currently have. Our assembly contractors may not be able to procure sufficient raw materials, or we may not be able to increase the manufacturing capacity of our assembly contractors in a timely manner, so as to take advantage of increased market demand. Failure to do this could result in a material loss of potential sales. We believe we are currently in a period of increased raw material lead times that may negatively impact our near term sales prospects. We have mitigated this risk somewhat by increasing inventory on a selective basis in the last quarter.

Year-to-Date Sales Trends

On a year-to-date basis, sales of $25.1 million increased 2% over the prior year. By segment, sales for Wireless Components of $12.6 million increased 17% or $1.9 million, while sales for Wireless Solutions of $12.5 million decreased 10% or $1.3 million. The changes in both cases were due to changes in the number of units shipped, primarily due to changes in economic conditions in the markets we serve. Our prior year-to-date period included one quarter in which we were relatively unaffected by the recession and two quarters in which we were severely impacted. In the current year, we have had three quarters in which our markets partially recovered from the effects of the recession.

Our Wireless Components segment experienced a significant recovery from the very depressed levels of a year ago, particularly in automotive market with an overall 54% increase in the number of units shipped, partially offset by a 24% reduction in average selling prices resulting from both product shifts within the segment and lower prices for similar units. Sales to the automotive market increased more than 70% on a year-to-date basis. This was partially offset by a decrease in sales to the telecommunications market of over 50%.

Within our Wireless Solutions segment, sales for Virtual Wire® Short-range Radio products were unchanged from a year ago, but sales for Cirronet RF Module products declined by 22% due to a decreased number of units shipped. The economic cycle for Cirronet RF module products appears to be lagging that of our Wireless Components products in that they declined later in fiscal year 2009 and only in the current quarter have they experienced a partial recovery. This decrease was due to the delayed impact of the economic downturn for these products, particularly for industrial surveying and telemetry products, which have been adversely affected by a low level of construction activity. A year ago, these products had not been significantly impacted yet by economic conditions.

Product Line Sales Trends:

Wireless Solutions Segment

Cirronet RF Module products

Sales for Cirronet RF Module products were $1.8 million. This was a 41% increase from the comparable quarter of the prior year and a 29% increase from the previous quarter. There was an increase in the number of units sold of relatively higher priced custom type units as well as a decrease in the number of relatively lower priced standard units sold. This had the effect of increasing average selling prices for Cirronet RF Modules due to product mix, which accounted for most of the sales increase. The increase in number of units sold of higher priced custom products mostly related to surveying and telemetry applications, for which economic trends were discussed in the previous paragraph. This product line also benefited to some extent from some sales of new products that have been announced in the last year.

On a year-to-date basis, sales for Cirronet RF Modules decreased 22%, due to a similar decrease in the number of units shipped, partially offset by a 5% increase in average selling prices due to the product mix shift discussed in the previous paragraph. The number of units shipped decreased primarily due to the lingering effect of the recession on products for surveying and telemetry and other applications.

In recent years, we have invested considerable resources in product and marketing development to support our strategic plan for the Wireless Solutions segment. Our Wireless Solutions business is focused on a potential multi-billion dollar market for embedded modules and similar products. An important consideration in our decision to expand resources in the Wireless Solutions segment business was the increased potential gross margin these products offer due to their higher technical content. Many of the customers in this group are in the industrial and medical markets to OEM and contract manufacturing customers. Increased sales for these products have contributed to increased gross margins over the past several years. See the section below entitled Gross Profit for further discussion.

Cirronet RF Modules have relatively longer range and higher data rates in comparison to our Virtual Wire® Short-range Radio products. These include wireless sensor node modules, as well as gateway and network bridge products used to connect different network types to one another. Besides a variety of radio products, we use several communication protocol systems to manage point-to-point, point-to-multipoint and mesh wireless sensor networks. We believe the key to capturing this market will be the ability to provide a wide variety of products, protocols and firmware to deliver the optimum solution for each customer’s application. With our Cirronet products, we believe we are in position to offer one of the broadest ranges of radios, modules and protocols in the industry.

Our largest investment in research and development in recent years has been to develop new RF module products, including FCC certified standard products and custom products for specific customers. In the past year, we have introduced several new Cirronet RF Module products, including lower-priced RF modules to capture business at lower price points. These products include Zigbee™, DNT and LPR radio modules. DNT is a low cost, long-range and frequency hopping spread spectrum module. LPR is an 802.15.4 wireless sensor networking line of modules. We have also introduced a line of industrial grade networking products based upon Dust Network™ technology. In the current quarter, we announced two new products, a WirelessHart module incorporating Dust Networks technology and a next generation Ultra Low Power Battery Powered Wi-Fi ™ Module. These new products are starting to ship, but not yet at a consistently high volume.

Our sales force is now working with customers to design these products into their applications. While we see great potential for Cirronet RF module products, it is difficult for us to predict when, or if, these products will have a significant additive effect on our sales.

Virtual Wire® Short-range Radio Products

Sales for Virtual Wire® Short-range Radio products were $2.5 million for the current quarter. This was a 9% increase from the comparable quarter of the prior year, but a 3% decrease from the previous quarter. The increase was due to a 20% increase in the number of units sold, partially offset by 10% decrease in average selling prices. There was a general increase in economic demand for our customers’ products, including automated meter reading customers in the industrial market.

Partially offsetting this was lower demand from certain medical market customers, which were reducing inventory levels. Quarterly sales to the medical market (which normally carry higher average selling prices) decreased 16% from the prior year. This change in product mix contributed to the decrease in average selling prices. We have historically experienced decreased average selling prices for Virtual Wire® Short-range Radio products due to competitive conditions in some of our markets. Less frequently, we have experienced an increase in average selling prices resulting from an increase in relative sales to medical markets. We expect the general trend towards lower average selling prices to continue.

As we have seen in prior periods, demand for Virtual Wire® Short-range Radio products shows considerable volatility due to fluctuating production rates at several major customers. A large portion of these sales is to contract manufacturers for OEM customers, whose demand tends to fluctuate considerably for automated meter reading, medical and other applications. Sales were at relatively low levels a year ago, while the decrease from the previous quarter was primarily due to a decrease in the number of units shipped resulting from lower demand from these same customers.

On a year-to-date basis, sales of Virtual Wire® Short-range Radio products were nearly the same as the prior year. This was due to the offsetting effects of a 6% increase in the number of units sold due to generally improved economic conditions offset by a 6% decrease in average selling prices. A portion of the decrease in average selling prices was due to a product mix shift resulting from lower sales to medical markets.

For the long term, an important event during the previous quarter was our agreement with a major medical equipment manufacturer on a five year supply agreement that should result in a continued high level of sales to this customer. In addition, we believe that this contract was a demonstration of the success of our Wireless Solutions segment strategy to focus on products having higher technical content for growing markets.

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

Wireless Components Segment

Filters

Sales of filter products at $3.0 million increased 61% from the comparable quarter of the prior year, and 26% from the previous quarter. These changes were due to increases in the number of units sold, particularly for satellite radio products for automotive and consumer applications. Total sales to automotive and consumer markets increased over the prior year by 108% and 172%, respectively. Total sales to automotive and consumer markets also increased 19% and 45% from the previous quarter. Filters and low-power components are the primary products sold to those markets.

We have several major customers for these products, whose economic conditions and resulting production schedules are very volatile, particularly the supply chain for North American automotive production. The increase in the number of units sold for filters was 157% in comparison to the prior year and 56% in comparison to the previous quarter. A portion of the increase from the previous quarter was due to the seasonal effects that we normally see in our second quarter related to fewer work days at customer factories resulting from extended holiday periods both in the U.S. and around the world.

Another reason for the increase from the previous quarter was a ramp up for new filter programs. To participate in the new programs, we needed to lower selling prices for specific products. This was in excess of our long-term trend towards lower average selling prices which is further discussed later in this section. Average selling prices for filters decreased by 37% in comparison to the comparable quarter of the prior year and 19% in comparison to the previous quarter. These lower filter prices caused lower average selling prices for Wireless Components that were not entirely offset by lower costs, resulting in a somewhat lower gross margin for the Wireless Component segment and overall. However, the impact of a lower gross margin was offset by the volume impact of mostly fixed operating expenses being spread out over additional sales, resulting in a similar income from operations as a percent of sales.

The overall increase in the number of filters sold was partially offset by a decrease in sales to telecommunications markets of 60%, including the Chinese telecommunications market. Filters and frequency control modules are the primary products sold to this market. In addition to negative economic conditions in this market, we experienced some loss of market share due to price competition in this very price sensitive market. We anticipate that sales to telecommunications markets will continue to be very volatile due to very short lead times and the competitive nature of the Chinese base station market.

On a year-to-date basis, sales of filter products increased 20% due to a 64% increase in the number of units shipped due to a recovery in some of our markets, particularly the automotive market. Partially offsetting this was a 27% reduction in average selling prices, both due to continued competitive pressures and due to a significant shift in product mix within the product line toward lower-priced satellite radio filter sales and away from higher-priced telecommunications filter sales.

Our ability to supply our customers more volatile demand profiles is complicated by our recent experience of longer lead times from raw material suppliers. We are working with our customers and suppliers on planning for this, but near-term sales could be less than current demand due to our inability to supply these widely fluctuating requirements within the lead time requested by customers. Our supply chain has increased its safety stock of key raw materials and we are not aware that this has resulted in any significant loss of market share or long-term sales potential.

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

A continuing difficulty we face for filter products is the ongoing trend toward lower average selling prices for comparable products. For instance, year-to-date average selling prices declined by 27% in the current year compared to the previous year. Competitive conditions for these products have forced us to provide lower prices to maintain our market share. The automotive and consumer markets tend to be more price competitive than the other markets we serve. From time-to-time a change in average selling prices may also be due to a change in product mix resulting from differing trends in the number of units sold of the relatively low-priced satellite radio filters and the number of units sold of the relatively higher-priced telecom filters. The impact of reductions in average selling price due to this product mix effect tend to be at least partially offset by differences in material costs, as the higher-priced telecommunications products come in larger, more expensive packages.

We expect the general trend of lower average selling prices for comparable products will continue to have an adverse effect on future sales and margins, and this trend may result in lower overall sales of filter products in the immediate future. For a discussion of strategies for sustaining gross profit, see the section below entitled Gross Profit.

Frequency Control Modules

Sales of frequency control products at $0.3 million were the same as the comparable quarter of the prior year and 11% less than the previous quarter. In both cases, there were increases in the number of units sold offset by lower average selling prices due to changes in product mix. The change in product mix was primarily due to a new line of crystal timing products that has been introduced and is starting to ship in volume. These are high unit volume, but low selling price per unit products. Normally, pressures on average selling prices for frequency control module products are not nearly as great as in some of our other markets.

The telecom market these products serve is subject to volatile changes due to varying economic conditions and production rates at several major contract manufacturers. Production rates were at low levels for the current quarter. On a year-to-date basis, sales of frequency control module products of $0.9 million decreased 11% as a result of lower sales to the telecommunications market. Future sales of these products will continue to be highly dependent upon economic conditions in the markets these products serve. Sales of high-end products will be dependent on specific programs. The reduction in sales to telecommunications markets was partially offset by a new line of crystal timing products that has been introduced and is starting to ship in volume.

Low-power Components

Sales of low-power components at $1.0 million increased 40% from the comparable quarter of the prior year, but decreased 9% from the previous quarter. On a year-to-date basis, sales at $3.2 million have increased 23% from the prior year’s depressed levels. In all cases, the changes from the prior period were primarily due to a comparable change in the number of units sold resulting from changes in economic conditions in the markets that these products serve, including automotive applications. Changes in the number of units sold are closely related to changes in production volumes of our major customers, including automotive customers. The increase in the number of units sold in the current year primarily was due to recovery from very poor economic conditions in some of our markets in the prior year. In addition, we have also seen increased demand for some of our older products that have been incorporated into smaller packages. We expect that sales of low-power components products will continue to fluctuate in accordance with changing production schedules for automotive and other customers.

The increase in sales in comparison to the prior year is not consistent with an ongoing trend for these products. The trend we have experienced is a decline in sales for our mature products, including products for the tire pressure monitoring and remote keyless entry applications. Many of our products sold into this application are based on mature technology, and conversion to other technologies such as multiple function integrated circuits and phased lock loop radios has adversely affected sales. In addition, some customers have switched to very low-priced competitors. By offering existing products in smaller packages, we are attempting to offset this long-term trend for reduced sales.

The primary markets for these products are the automotive and consumer markets, which are characterized by very competitive conditions and declining average selling prices. Smaller package styles, which are offered at lower prices, are taking an increasing market share. Average selling prices decreased 4% on a year-to-date basis. We expect the trend of lower average selling prices for low-power component products to continue, as competitive market conditions require future price reductions.

We expect that the long-range trend of lower sales for low-power components will continue and may even accelerate, due to continued reduction in average selling prices, continued conversion of customers away from older products to alternative technologies and generally low North American automotive production levels.

Other Sales Trends

The following table provides additional data concerning our sales:

	Percentage of Sales Revenue
	Current Quarter	Comparable Quarter	Previous Quarter

Sales to top five customers	50%	44%	44%
Distribution sales	38%	23%	35%
Number of customers with 10% or more sales	One	One	Two
Sales for 10% or more customers	21%	13%	25%
International sales	61%	51%	60%

The increases in sales to each of these categories in comparison to the comparable quarter of the prior year were primarily due to increased sales to Asian stocking representatives, particularly for satellite radio applications. These were at very low levels last year and they recovered in the current quarter. An increase in sales from the previous quarter in the top five customers and distribution sales categories was also due to increased sales to our Asian stocking representatives.

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

Gross Profit

Overall Gross Profit Trends for Current Quarter Compared to the Prior Year and Previous Quarter

The current quarter gross margin of 33.8% was a decrease of 210 basis points from the 35.9% in the comparable quarter of the prior year and a decrease of 100 basis points from 34.8% in the previous quarter. The primary reason for the decrease in both periods was a shift in product mix between and within our segments and the impact of lower average selling prices. Partially offsetting this was a favorable impact of sales volume on overhead costs.

a. Impact of Changes in Product Mix Between Segments:

As discussed in the sales section, both of our business segments experienced increased sales from prior periods, but the Wireless Component segment increased more. In the current quarter, sales of Wireless Solutions products were 50% of total sales, compared to 56% in the comparable quarter of the prior year and 51% in the previous quarter. In recent quarters, we have experienced shifts from quarter to quarter in product mix between our product segments and even within them between specific products that significantly affect gross margins. The overall shift in product mix towards automotive and consumer markets and away from medical and telecommunications markets has had an unfavorable impact on gross margins. We expect that this volatility in gross margin related to product mix will continue.

As described in Note 7 to our accompanying unaudited Condensed Consolidated Financial Statements, year-to-date gross margin for the Wireless Solutions segment was 41.4%, compared to 26.1% for the Wireless Components segment. Wireless Solutions products tend to be higher-priced and have a greater long-term potential for favorable gross margins than the very price-sensitive Wireless Component products. Therefore, a shift in sales to Wireless Solutions products has a positive effect on margins, and a shift toward Wireless Components products has a negative effect on margins. In the current quarter, there was a negative effect as a result of shifts in product mix. Our strategy is to focus our product and market development efforts on increasing the portion of sales to products that have higher potential gross margins, primarily the Wireless Solutions products. For some time we have focused our product and market development efforts on our Wireless Solutions segment. This does not mean that we will avoid taking advantage of opportunities to grow the Wireless Component sales if extensive additional resources are not required. We cannot assure that our strategy to grow our Wireless Solutions segment will be achieved in future periods.

b. Impact of Lower Average Selling Prices

As discussed above in the sales section, we normally experience a reduction in average selling prices in virtually all of our product lines, a trend which we expect will continue due to competitive pressures and the fact that newer products, like older products, are reaching sales levels at which customers expect volume-based pricing discounts. For instance, three of our product lines (low-power components, Virtual Wire® and RFIC Short-range Radio products, and filters) experienced a decline in average selling prices in excess of 10% of sales in the current quarter, compared to the comparable quarter of the prior year. Sometimes a shift in product mix within a product line can cause a shift in average selling price that is at least partially offset by changes in the other direction by related costs per unit. This occurred for several of these product lines in the current quarter. However, lower average selling prices are generally a negative factor for gross margins. We expect the trend towards lower average selling prices within our product lines will continue.

Besides our long-term effort to improve gross margin through improved product mix, our key strategy for dealing with decreased average selling prices is to reduce our per unit manufacturing costs. We devote considerable resources to obtaining purchasing savings and in working with our suppliers and outside contractors to improve yields, increase productivity and to improve processes that result in lower costs. Historically we have been able to achieve per unit cost reductions on a year-over-year basis. This was achieved for most of our volume product lines in the current quarter compared to the comparable quarter of the prior year. This quarter, unit cost reduction included the impact of lower overhead costs per unit, as explained in the section immediately following. We were successful in at least offsetting the selling price reductions mentioned in the previous section with unit cost reductions for most of our product lines in the current quarter. However, we could not totally offset with cost reductions the impact of some new filter programs on average selling prices. To participate in those programs, we needed to lower prices on specific products. We achieved a very significant increase in filter sales, but they had a lower gross margin as a result of the reduction in average selling prices. We intend to continue our efforts to reduce manufacturing costs in future periods, although there is no assurance that this can be done.

Individual segment gross margins had differing trends for the current quarter. Wireless Solutions segment gross margin was 41.7% for the current quarter, compared to 39.5% in the comparable quarter of the prior year and 41.3% for the previous quarter. The increases were a result of improved product mix within this segment resulting from increased Cirronet RF module sales for custom products and the favorable effect of sales volume on overhead costs. Wireless Components segment gross margin was 25.8% for the current quarter, compared to 31.4% for the comparable quarter of the prior year and 28.0% in the previous quarter. The decrease in Wireless Component segment gross margin from the previous quarter was primarily due to the effect of lower average selling prices, particularly related to new filter programs. The unfavorable pricing impact was partially offset by lower per unit manufacturing costs, including the effect of sales volume on overhead costs.

c. Impact of Sales Volume on Overhead Cost as a Percent of Sales

Partially offsetting the preceding two unfavorable impacts on gross margin was the favorable impact that increased total company volume has on spreading relatively fixed overhead costs over greater sales. Overhead costs include the cost of our staff that plans our operations and manages our contract manufacturing network. Overhead costs also include some other relatively fixed costs such as depreciation. The cost of non-cash charges for obsolescence and write-downs of inventory are also considered overhead costs. These costs were $237,000 this quarter, compared to $163,000 in the comparable quarter of the prior year and $279,000 in the previous quarter. Despite the increased inventory charges in the current quarter in comparison to the prior year, the combined effect of our ongoing effects to reduce overhead costs and the 34% overall increase in total company sales resulted in overhead costs being 2.9% of sales lower in the current quarter than the comparable quarter of the prior year. While our long-term plan is to increase sales volumes and spread relatively fixed overhead costs over more sales, there can be no assurance that we can do this in future periods. We believe sales volume will continue to have a very significant impact on future gross margins.

Overall Gross Profit Trends for Current Year Compared to the Prior Year

The current year-to-date gross margin was 33.7%, which is a decrease from 36.0% in the prior year. This primarily was a result of unfavorable shifts in product mix, both between the segments and within them as well as the effect of a decrease in average selling prices. The more profitable Wireless Solutions segment sales declined from 56% in the prior year to only 50% in the current year. In addition, there was a very significant shift in product mix within the Wireless Solutions segment away from higher-priced medical Virtual Wire® Short-range Radio products which resulted in lower average selling prices. As a result, year-to-date gross margins for the Wireless Solutions segment decreased from 43.3% to 41.4% in the current year. Year-to-date gross margins for the Wireless Components segment decreased from 26.6% to 26.1% in the current year. This was primarily due to the effect of a product mix shift within the segment to automotive products which have lower average selling prices and lower potential gross margins. The effect was almost offset by the favorable of lower per unit manufacturing costs, including lower per unit overhead costs resulting from increases sales volume.

Our strategies to improve product mix, increase sales volume and reduce per unit manufacturing costs mentioned in the previous section are intended to offset negative factors impacting our gross margin. Despite a significant unfavorable shift in product mix, we have been able to hold our gross margins this year relatively close to last year’s margins through additional cost reduction efforts. We were also able to improve gross margins for some products in the current quarter. We continue to target additional improvements to gross margin. However, as we saw in the current quarter, there is no assurance that margins will improve or even be maintained in future periods.

Research and Development Expenses

Research and development expenses were $0.8 million in the current quarter, compared to $0.8 million in the comparable quarter of the prior year and $0.8 million in the previous quarter. Research and development expenses were 9% of sales in the current quarter, down from 13% of sales in the comparable quarter of the prior year. Since expenses were similar to last year, the change in percentage of sales was primarily due to the 34% increase in sales.

Year-to-date research and development expense was $2.3 million compared to $3.1 million in the prior year-to-date period. The $0.8 million or 25% reduction was partially due to reductions in head-count and other expenses related to our cost reduction efforts. See the section entitled “Impact of Economic Conditions and Our Response” for further information on this. In addition, approximately half of the decrease was due to a $320,000 reduction in consulting expense for a completed project and $86,000 less amortization of acquired intangible assets resulting from the impairment charges that we recorded in fiscal 2009.

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

Sales and Marketing Expenses

Current quarter sales and marketing expenses were $1.2 million compared to $1.0 million in the comparable quarter of the prior year and $1.1 million in the previous quarter. This 19% increase from the comparable quarter of the prior year and 11% increase from the previous quarter was primarily a result of increased sales commission expense resulting from increased sales and our recent efforts to increase sales activities, including our recent awareness campaign. In addition, in comparison to the prior year, there was some restoration of salary reductions that occurred last year.

Sales and marketing expenses were 14% of sales in the current quarter, compared to 16% in the comparable quarter of the prior year and 14% in the previous quarter. The decrease as a percent of sales from the prior year was due to the 34% increase in sales compared to only a 19% increase in expenses. We continue to improve our sales channels by adding or changing sales representative firms and distributors. We intend to pursue increased sales aggressively in future periods, particularly for Wireless Solutions products. We believe that the greater technical content of the Wireless Solutions business and our growth strategy requires the current level of sales and marketing expenses as a percentage of sales, at least for the foreseeable future.

Year-to-date sales and marketing expense was $3.5 million compared to $4.0 million for the comparable year-to-date period. This 12% decrease was primarily due to reductions in head-count and other expenses related to our cost reduction efforts, partially offset by increased sales commission expense in line with increased sales. See the section entitled “Impact of Economic Conditions and Our Response.” Most of the reduction in cost started to have an impact in the second quarter of our prior year.

Going forward, in the near term we expect to incur similar or slightly increased sales and marketing expenses resulting from our recent decision to fund programs to increase awareness of our products by customers. Sales commission expense will continue to fluctuate in line with sales levels.

General and Administrative Expenses

General and administrative expenses were $0.6 million for the current quarter, compared to $0.7 million for the comparable quarter of the prior year and $0.6 million in the previous quarter. This 20% decrease over the comparable period was primarily a result of reductions in head-count and other expenses related to our cost reduction efforts. See the section entitled “Impact of Economic Conditions and Our Response.”

General and administrative expenses were 7% of sales in the current quarter, compared to 11% of sales in the comparable quarter of the prior year and 7% in the previous quarter. This reduction from the prior year was due to both the decreases in expense explained in the previous paragraph and a 34% increase in sales. We have significant remaining fixed costs related to managing the business and fulfilling our obligations as a public company.

Year-to-date general and administrative expense was $1.8 million for the current year, compared to $2.7 million for the prior year year-to-date period. The net 32% decrease in expense primarily resulted from reductions in head-count and other expenses related to our cost reduction program.

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

Restructuring expense in the comparable quarter of the prior year was $51,000, consisting primarily of severance costs related to headcount reductions. Restructuring and impairment expense in the comparable year-to-date period was $444,000, consisting primarily of severance costs related to headcount reductions net of gains on sale of under-utilized manufacturing fixed assets which were classified as negative restructuring expense.

Intangible Asset Impairment Expense

In the current quarter and the current year, we incurred no intangible asset impairment expenses. In the comparable quarter of the prior year, we incurred $1.6 million in such expense.

We will perform our annual tests for intangible assets which have an indefinite life and goodwill in our fourth quarter. So far, we have not seen an indication of impairment. There remains only $925,000 in goodwill and intangible assets related to the Cirronet acquisition on our balance sheet as of May 31, 2010.

Total Operating Expenses

Operating expenses in total were $2.6 million in the current quarter, compared to $4.2 million in the comparable quarter of the prior year and $2.45 million in the previous quarter. Operating expenses decreased $1.6 million from the comparable quarter of the prior year, primarily due to the presence of restructuring expenses and intangible asset impairment expenses last year that did not recur this year. The $164,000 increase from the previous quarter was primarily due to the increase in sales and marketing expense resulting from increased sales commission expense incurred in connection with increased sales and our awareness program. Operating expenses as a percentage of sales deceased from 31% of sales in the previous quarter to 30% in the current quarter as a result of the 11% increase in sales.

Year-to-date operating expenses in total were $7.6 million for the current year, compared to $11.8 million for the comparable year-to-date period. This is a $4.2 million or 36% reduction that was primarily due to the absence of restructuring expense and intangible asset impairment expenses totaling $2.0 million and our cost reduction program. In the second quarter of the prior year, we implemented a cost reduction program involving reductions in head-count and other expenses described in the section entitled “Impact of Economic Conditions and Our Response”. Operating expenses were 30% of sales on a year-to-date basis, compared to 48% in the prior year.

Our strategy has been to closely control our expenses relative to sales to return to profitability and we have taken a series of cost reduction actions to bring this about. This in fact has occurred in our last four quarters, as measured by income from operations, which has amounted to $1.1 million over that period. We have recently adjusted our strategy to allow for small investments to support a growth strategy. In addition, we have substantially restored the salary reductions we took as part of our cost reduction program. As a result, in the near term we expect to incur slightly increased operating expense from the levels we incurred in our current quarter, while sales commission expense will continue to fluctuate with sales.

Other Income (Expense)

Total other expense was $106,000 in the current quarter, compared to $163,000 for the comparable quarter of the prior year and $115,000 for the previous quarter. The decrease in comparison to the prior year was primarily a result of lower borrowing costs and a lower amount borrowed on our new bank line.

Year-to-date total other expense was $520,000, compared to $490,000 for the comparable year-to-date period. The increase resulted from the early termination fees and other costs of $160,000 related to our decision to terminate our existing senior lending agreement with Wells Fargo, as discussed above in the section entitled “Banking Agreements”. The early termination fees have been partially offset by the lower costs of our new bank agreement with ViewPoint Bank.

Going forward, we expect that interest expense and other banking fees will be similar to current levels.

Income Tax Expense

In the current quarter we had an income tax expense of $5,000, compared to a $113,000 income tax benefit in the comparable quarter of the prior year and a $5,000 expense in the previous quarter. The prior year was unusual in that in it we had a $111,000 deferred tax benefit resulting from the intangible asset impairments that did not recur this year.

In recent years, we recorded small provisions for state income tax or, in some cases, adjustments to alternative minimum federal and state income tax accruals. Since fiscal 2001, we have fully reserved, in a non-cash charge, all tax benefits that had been recorded prior to that point in accordance with Accounting Standards Codification 740 “Income Taxes.” We continue to maintain a substantial valuation allowance on our deferred tax assets due to our historical losses and a limited history of taxable income.

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

Going forward, we expect to record relatively small income tax provisions until the realization of deferred tax assets is more likely than not.

Earnings (Loss) per Share

The net income for the current quarter was $219,000, or $0.02 per diluted share, compared to a net loss of $2.0 million, or $0.20 per diluted share, for the comparable quarter of the prior year and net income $174,000 or $0.02 per diluted share for the previous quarter. The increase in net income from the previous quarter was due to increased sales at approximately the same level of operating income as a percent of sales

The increase in income in comparison to the prior year was primarily due to three factors:

(a) A recovery in economic conditions that significantly contributed to a 34% increase in sales.

(b) The favorable impact of our massive cost reduction program that reduced our expense levels below our anticipated sales levels. See the section entitled “Impact of Economic Conditions and Our Response.”

(c) The absence of approximately $2.0 million in restructuring expenses and intangible asset impairment expenses, net of their tax effect that occurred in the prior year.

Year-to-date net income was $291,000 or $0.03 per diluted share compared to a net loss of $3.5 million or $0.35 net loss per diluted share in the prior comparable period. The increase in net income was primarily due to the same factors as explained in the previous paragraph.

Financial Condition

Financing Arrangements

In our first quarter, we entered into a new senior secured credit facility, or new facility, with ViewPoint Bank, with whom we already had an existing mortgage relationship. In the second quarter, the new facility was funded and we used the proceeds to repay and terminate our credit facility and forbearance agreement with Wells Fargo. See the section above entitled “Banking Agreements” for additional information.

The $5 million new facility is a revolving line of credit that has a term of one year, ending on November 30, 2010. Advances under the new facility are based on eighty percent of eligible accounts receivable and fifty percent of eligible finished goods inventory, subject to a $250,000 maximum on eligible finished goods inventory. The interest rate on line of credit borrowings under our new facility is the higher of the Wall Street Journal Prime Rate plus 2% or the floor rate of 7%. The interest rate on current borrowings was 7%.

The new facility includes quarterly financial covenants that consist of: i) a current ratio of at least 1.0; ii) a minimum net worth of $4.8 million; and iii) a requirement to obtain additional capital of $700,000, in a form yet to be determined, prior to August 31, 2010. We are currently considering alternatives for meeting that requirement and expect to be in compliance with it. With the additional capital, ViewPoint will increase its maximum advance against finished goods inventory by $750,000. Our internal business plans indicate that we should be able to meet our covenants, but there is no assurance that this will happen. Should there be a violation of one or more of the financial covenants and we are unable to negotiate a waiver or amendment, the maturity of our debt could be accelerated.

In connection with termination of the Wells Fargo facility, we recorded termination fees and other costs of $160,000 that were accrued in our first quarter. We believe there are numerous advantages of the new facility. First, it allowed us to end our default and forbearance status. Next, compliance with the new financial covenants is measured quarterly, rather than monthly, providing us increased flexibility to manage our operations. We believe that the termination fees will be more than offset by lower banking costs, including reduced interest expense, lower banking fees and lower reporting costs. In addition, restrictions on such activities as capital spending were eliminated. Lastly, we believe this new facility will allow us to concentrate on growing our business over the long-term.

At May 31, 2010, we maintained access to our revolving line of credit facility, which had a loan balance of $3.6 million. Additional loan advances of approximately $0.9 million were available based upon quarter end asset values.

Our revolving line of credit facility and its status at the end of the current quarter are described in Note 3 to our unaudited Condensed Consolidated Financial Statements included in this report.

Liquidity

Liquidity at May 31, 2010, consisted primarily of $0.6 million of cash and $0.9 million available from our borrowing base, which consists of eligible accounts receivable and inventory.

Our primary long-range strategy for providing liquidity is to manage our costs in relation to our projected sales levels (see section above entitled “Impact of Economic Conditions and Our Response”) in a way that will maximize EBITDA (see the section above entitled “Actions to Improve Liquidity”). We believe our current cost structure is capable of generating positive EBITDA absent further material changes in revenue or expenses. In addition, since we have an outsourced supply chain and have retained significant resources to seek additional sales, we believe we are capable of significantly increasing sales without significant additional fixed expenses.

Net cash provided by operating activities was $0.3 million for the current year-to-date period as compared to $3.0 million for the comparable period of the prior year. This is a $2.6 million decrease in operating cash flow. The primary reason for decreased cash provided by operations was that we required $1.8 million of cash to fund an increase in working capital this year resulting from increased sales, compared to $3.1 million net cash provided by a decrease in working capital in the prior year during a period of decreased sales. This was a $4.9 million decrease in operating cash flow from working capital items from the prior year. This was partially offset by an improvement in net income adjusted for noncash items of almost $2.3 million that is explained below.

This difference in working capital items is largely a function of differing sales trends. The increase in working capital in the current year was necessary due to a 34% increase in sales in comparison to the comparable quarter of the prior year and 11% from the previous quarter. To support this growth, we needed to increase receivables and inventory by $1.5 million. In the prior year, sales decreased approximately 40% from the first quarter to the second quarter and sales continued at relatively low levels through last year’s third quarter. As a result, collections exceeded shipments for accounts receivable by $3.7 million. Also in the last year we were able to reduce inventory by $3.3 million, although this was largely offset by the requirement to pay down accounts payable and other accruals by $3.1 million. In accordance with the terms of our collateralized asset banking facility, the funds generated by decreased working capital in the prior year were largely used to pay down our bank debt.

So far, we have seen limited impact of slower payments from customers due to economic conditions as our days-sales-outstanding remains in the fifties. Despite our exposure to the automotive business, past due accounts remain very small. We no longer receive favorable payments terms from our customers that we negotiated last year. In fact, we paid back $373,000 in advance payments in the current year, reducing accrued liabilities. We continue to manage our inventory very aggressively, but given the longer lead times for commodities like packages and integrated circuits, we have increased gross inventory by $0.8 million to improve service to our customers. We are less concerned about the potential for delayed or lost sales as a result. We remain current to normal terms with our suppliers.

In the long run, our primary cash provider is net income adjusted for noncash items such as depreciation and amortization. Due to increased sales and lower costs, our net income adjusted for noncash items is a positive $2.1 million this year, compared to a negative $0.1 million last year. This partially offset the effect of changes to working capital items in the current year. This improvement is because we have adjusted our business model to generate a positive EBITDA at current sales levels, as discussed in the section above entitled “Actions to Improve Liquidity”.

The positive operating cash flow of $0.3 million in the current year follows a trend of positive operating cash flow that we generally have experienced in recent periods. However, operating cash flow was a negative $0.2 million for the current quarter. In the current quarter, net income adjusted for non-cash items was $0.8 million, but the net impact of the various working capital items was a negative $1.0 million as we needed to increase working capital to support increased sales. Operating cash flow was significantly positive for the prior fiscal year at $4.2 million, and it has been positive in recent years. Going forward, we would expect to generate a positive operating cash flow during periods when working capital requirements are approximately neutral or better. However, operating cash flow may be negative in periods when sales are increasing significantly.

Cash used in investing activities was $0.2 million for the current year-to-date period and $0.0 the prior year. The primary investment was for capital spending. Capital spending under our fabless business model has remained low and we expect to acquire only up to $0.5 million of capital equipment in fiscal 2010.

Net cash used in financing activities was $0.1 million in the current year-to-date period, compared to $3.9 million in the prior year-to-date period. In the both years, the primary financing activity was to pay down bank debt. We substantially reduced bank debt in the prior year, as according to the terms of our revolving line of credit; we reduced our amount borrowed as our working capital borrowing base decreased.

As of May 31, 2010, we had approximately $0.9 million of cash availability under our new revolving credit facility based upon the borrowing base, which is derived from eligible accounts receivable and inventory. In addition, approximately $0.5 million in additional funds may become available under our banking agreement if our borrowing base were to increase sufficiently to support increased borrowing. We are not able to say when or if that will happen because of our inability to foresee future orders due to limited lead times on orders placed by our customers.

While we reported positive operating cash flows in recent years, a reduction in sales or gross margins or changes in working capital could occur due to economic or other factors. We believe that cash generated from operations, our cash balances and the amounts available under our banking agreement will be sufficient to meet our cash requirements for the rest of fiscal year 2010. If for any reason these sources of funds are not sufficient to meet our requirements, we may be required to raise additional funds. We cannot guarantee that we would be able to obtain additional financing. Should that happen, there could be a material adverse impact on one or more of our business, financial condition or results of operations.

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

We are exposed to market risk primarily due to fluctuations in interest rates on our bank debt. As of May 31, 2010, with all other variables held constant, a hypothetical one-percentage point increase in interest rates after they exceed the minimum borrowing rate of 7% as required by our banking agreement, would result in an increase in interest expense of approximately $44,000 on an annual basis.

A significant portion of our products have a manufacturing process in a foreign jurisdiction and are sold in foreign jurisdictions. We manage our exposure to currency exchange fluctuations by denominating most transactions in U.S. dollars. We consider the amount of our foreign currency exchange rate risk to be immaterial as of May 31, 2010 and accordingly have not hedged any such risk.

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

On May 29, 2008, CMS Liquidating Company (“CMS”) filed a Petition and Action for Declaratory Judgment (the “Petition”) in the 298th District Court of Dallas County, Texas, naming RFM as defendant. The Petition requests that the Court construe the Earn Out Agreement entered into between RFM and CMS in connection with the acquisition of substantially all the assets of Caver Morehead, Inc. in September 2006. The claims question the methodology used by RFM to calculate CMS’ earn-out payment. RFM has filed an answer denying liability and making a claim for its litigation expenses against CMS and certain of its shareholders pursuant to the acquisition agreement. The amount of damages sought was unspecified in the Petition, but in its motion for summary judgment filed on February 23, 2009, CMS took the position that the amount of purchase price in dispute is $1,320,000. On December 3, 2009, all matters in dispute between the parties were referred to binding arbitration and the judicial proceeding between the parties was stayed, pending the outcome of the arbitration. We believe that we have meritorious defenses to the interpretation sought by CMS and intend to defend this case vigorously. We may incur substantial expenses in defending against the foregoing claim, and it is not presently possible to forecast its outcome with certainty. We do not believe, based on current knowledge, that the foregoing legal proceeding is likely to have a material adverse effect on our financial position, results of operations, or cash flows.

ITEM 1A.	RISK FACTORS

There are a number of risks associated with RFM and its business, which are described in our Form 10-K filed with the SEC for the year ended August 31, 2009. Any of these risks, as well as other risks and uncertainties, could harm our business and financial results and cause the value of our securities to decline. The risks described in our Form 10-K are not the only ones facing RFM. Other risks not currently known to us or that we currently deem immaterial also may impair our business. There are at least two risks in addition to those described in our Form 10-K that are pertinent to the current quarter disclosure are as follows:

Our Obligation to Raise Additional Capital of at Least $700,000 by August 31, 2010.

Our revolving line of credit facility obligates us to raise additional capital of at least $700,000 by August 31, 2010. We are currently evaluating alternatives in meeting this obligation. While we believe we can meet this covenant, there can be no assurance that we will be able to raise such additional capital. Failure to do so could result in a default and potential acceleration of the maturity of our debt. Even if we do meet this requirement, there is no assurance that we can raise such capital on terms that will not be unduly dilutive to our existing stockholders.

Impact of Healthcare Legislation on our Cost Structure

Our medical benefit plan is a self funded program in which we fund the payment of claims ourselves. Our risk is mitigated by reinsurance that covers individual claims over $75,000 and annual aggregate claims beyond an attachment point determined by the number of employees each month. We have been informed by our healthcare benefit advisors that one impact of the recent healthcare legislation might be to make reinsurance either no longer available to us or only available to us on a cost prohibitive basis. If we were forced to convert to a fully insured program, our costs would likely be much higher, perhaps by a material amount. Given the uncertainty as to what the regulations for the new legislation will be and when they will be written and effective, it is not certain when or if we will be forced to convert. Should we be forced to convert to a fully insured program, conversion could take place as early as January 1, 2011.

ITEM 6. EXHIBITS

(a)	Exhibits. We hereby incorporate by reference all exhibits filed or furnished in connection with Form 10-K for the year ended August 31, 2009 that are required to be filed or furnished hereunder.

(b)	Exhibits included:

Exhibit	Description

31.1	Certificate Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 for CEO.

31.2	Certificate Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 for CFO.

32.1	Certificate Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 for CEO.

32.2	Certificate Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 for CFO.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RF MONOLITHICS, INC.

Dated: July 14, 2010	By:	/s/ David M. Kirk
David M. Kirk
Chief Executive Officer, President and Director

Dated: July 14, 2010	By:	/s/ Harley E Barnes III
Harley E Barnes III
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit	Description

31.1	Certificate Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 for CEO. (1)

31.2	Certificate Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 for CFO. (1)

32.1	Certificate Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 for CEO. (1)

32.2	Certificate Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 for CFO. (1)

(1)	Filed as an exhibit to this Form 10-Q.