Form 10-K
period 2010-08-31
RF MONOLITHICS INC /DE/
filed 2010-11-22
CIK 922204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

- OR -

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended August 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The aggregate market value of our Common Stock held by non-affiliates based on the last reported sale price on the NASDAQ Stock Market composite tape on February 28, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter), was $12,323,595. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of our outstanding Common Stock have been excluded because such persons may be deemed to be affiliates.

Common Stock outstanding at October 31, 2010: 10,698,513 shares, par value $0.001.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, which will be filed with the Commission for our next annual meeting of stockholders, is incorporated by reference into Part III of this report.

RF MONOLITHICS, INC.

FORM 10-K

YEAR ENDED AUGUST 31, 2010

PART I.

ITEM 1.	BUSINESS

RF Monolithics, Inc., or RFM, was organized in 1979 as a Texas corporation and converted to a Delaware corporation in 1994. We design, develop, manufacture and market solutions-driven and technology-enabled wireless connectivity products for a broad range of wireless applications – from individual standard and custom components to modules for comprehensive industrial wireless sensor networks and machine-to-machine, or M2M, technology. We have two business segments - Wireless Solutions and Wireless Components.

Our Wireless Solutions segment includes surface acoustic wave, or SAW-based and radio frequency integrated circuit, or RFIC, short-range radios; RF module products; and stand alone radio systems. The products are various types of radios as well as the networks that manage and use these radios. Our goal is to provide customers with a wide variety of alternative products for their wireless network applications. Our product offerings include miniature radios that are very short range and ultra low power. We also market standard and custom RF radio modules as well as stand alone radio systems that are packaged radio and network gateway products that possess the capacity for longer range and increased data transmission rates.

Our Wireless Components, or RF Components, business includes filters, frequency control modules and low-power components. Our goal is to provide simple, cost effective solutions that fit our customers’ specialty applications.

We focus our component and radio product development in the frequency range of 50 megahertz, or MHz, to 5.8 gigahertz, or GHz. We market our line of more than 500 radios, radio modules, resonators, filters, clocks and oscillators to distributors, electronic manufacturing service companies and original equipment manufacturers, or OEMs, world-wide. Our customers include Avnet/Memec Inc.; Boston Scientific; CoachComm LLC.; Delphi Corporation; FAAC Electronics, Limited; Flextronics International; General Bussan, Co. LTD.; GE, Holy Stone Enterprises and Trimble AB*.

*	Certain names or marks mentioned herein may be claimed as the property of others.

Advantages of Our Solutions

Our breadth of product lines allows us to offer design engineers component level technology for their own radio design, or module level finished radios. Our knowledge of various low-power radio technologies, microprocessors, link and MESH protocols, antennas, and certification requirements enable us to meet specific customer requirements in the evolving Wireless Solutions marketplace. We have multiple offerings of radio systems, radio frequency, or RF, designs, protocols, gateway technology, and product packaging. In particular, we have expertise in products utilizing leading industry technologies including Zigbee™, 802.15.4, Bluetooth™, WiFi and WirelessHART ®.

The core technology we utilize for our Wireless Components business is SAW technology. We believe that our SAW-based products, coupled with our RF design and manufacturing expertise, offer potential customers certain fundamental advantages over alternative technologies.

Our product offerings can be tailored to combine a case specific mix of application assistance, design technology, wafer fabrication capability, hybrid assembly and packaging processes at primarily offshore locations to meet stringent customer performance requirements. The unique features of RFM solutions provide flexible solutions to system designers defining leading and emerging applications in various market segments.

Markets and Applications

We focus on specific market opportunities where our Wireless Solutions and Wireless Components technologies address application requirements. Our products are primarily incorporated into application designs in five markets - industrial, medical, automotive, consumer, and telecommunications. The industrial and medical markets are our primary markets for the Wireless Solutions segment, while the automotive, consumer and telecommunications markets are our primary markets for the Wireless Components segment.

Industrial

This market accounted for approximately 33% of total sales for fiscal 2010 and is our second largest market. The industrial market includes applications such as automated meter reading, or AMR; monitoring, including oil and gas applications; process control; security systems; active RF identification, or RFID, tags; bar code reading devices, and custom data link equipment. For years, we have been a leader in providing energy-efficient Virtual Wire® Short-range Radio products for the AMR market and RF modules for a variety of industrial applications. We believe that the industrial market, which is one of our primary target markets, has substantial growth potential and is not as price competitive as some of the other markets we serve due to the technical specialization of these products. Our Wireless Solutions segment is committed to developing a leading position in the application of wireless sensor networks. This market is subject to fluctuations in demand resulting from changes in production schedules at several large OEM and contract manufacturing customers.

Our strategy emphasizes tailored solutions over specific technologies. We believe that the diversity of applications and application requirements and the market’s early and emerging status create uncertainty as to which, if any, of the technologies will become industry standards. Accordingly, we seek to offer the market a broad range of device networking technologies combined with the expertise to apply them to specific applications. As the market matures and some technologies become standards, we can adjust our product offerings to match the market’s needs. We have entered into contracts for custom networks and complex systems with several customers. We also sell RF components into this market, primarily for security applications.

Medical

This market accounted for approximately 13% of total sales for fiscal 2010. Emerging standards such as Medical Implant Communications Systems, or MICS, and Wireless Medical Telemetry Systems, or WMTS, have created opportunities for wireless applications in the medical marketplace. These standards are for wireless communication devices located outside the body as well as implanted within. Our Virtual Wire® Short-range Radio and RF radio module products are well suited for these applications. Low power consumption and high reliability are critical for device-implanted applications such as insulin pumps, pacemakers and defibrillators. Radio module products are used in medical telemetry applications, including real-time wireless EKG monitors, where high transmission reliability and data rate are essential. The medical market is another primary target for us given our expertise, the value proposition our products provide, causing the market to place less emphasis on pricing, such as in more commoditized markets. Our products possess manageable liability risk, as they are only used in data communications roles and not in life-critical functions. This market is subject to fluctuations in demand resulting from changes in production schedules at several large OEM and contract manufacturing customers.

Automotive

This market accounted for approximately 34% of total sales for fiscal 2010 and was our largest market. The automotive industry utilizes SAW-based components in transmitter and receiver designs for remote keyless entry, tire pressure monitoring and satellite radio applications. Our low-power components and filter product lines are well suited for this market. Satellite radio network providers currently report approximately 20 million subscribers, an increase of more than 1 million since 2009. The number of installed satellite radios exceeds the number of subscribers, due in part to unsold inventory and since many automotive manufacturers now install satellite radios in new cars under trial subscriptions which purchasing customers opt not to renew. From a technological standpoint, the digital modulation used in satellite radio systems is more efficient than traditional analog AM or FM and achieves near CD quality audio.

Automotive electronic applications continue to grow with the ongoing objective toward smaller size, reduced cost and improved system performance. Our low-power components, Virtual Wire® Short-range Radio products and filters meet many of the automotive market’s requirements. This market is characterized by fierce competition due to commodity pricing by competitors, as well as wide fluctuations in demand, reflecting changes in automotive production schedules of North American automotive manufacturers.

Consumer

This market accounted for approximately 11% of total sales for fiscal 2010. The consumer market for our products includes aftermarket satellite radio products, demand for which has slowed due to current economic conditions. We believe growth potential exists for other consumer products using our technology, such as electronic gaming, electronic toys, home security, internet appliances, sports, garage doors, cable TV and a wide variety of other wireless applications. Low-power components, Virtual Wire® Short-range Radio products, Wireless Solutions radio modules and filters may be designed for these and many other consumer applications. This is another market characterized by fierce price competition and the risk of significant fluctuations in sales related to economic conditions.

Telecommunications

This market accounted for approximately 6% of total sales for fiscal 2010. We believe that a number of dynamics within the telecommunications and wireless communications market are continuing to provide new applications for SAW technology. Our filter and frequency control module product lines are well suited for this market. The deployment of digital cellular telephone standards, such as: Global System for Mobile Communications, or GSM; Code Division Multiple Access, or CDMA; Enhanced Digital Global Evolution, or EDGE; Wideband Code Division Multiple Access, or WCDMA, and Time Division Synchronous Code Division Multiple Access, or TD-SCDMA, are in full production worldwide and, in particular, in China. All of these digital cellular telephone standards entail digital modulation, which requires SAW filters that minimize distortion and conform to international cellular telephone standards. RFM’s focus is in providing intermediate filters for the base station infrastructures of this very large market. This market is very price sensitive, includes competitors much larger than RFM and is subject to fluctuations in demand resulting from changes in production schedules at several large OEM and contract manufacturing customers.

Other markets, such as wireless internet access (for example, WiFi) and emerging broadband multimedia (for example, WiMax), will continue to use SAW-based filter and frequency control products. We believe that as broadband wireless communication systems demand enhanced performance to support internet requirements, bandwidth has become a key element in allowing data to flow efficiently. This creates requirements to minimize system noise (distortion) present in broadband wireless communication and to provide accurate timing to maximize throughput around the system’s backbone. These requirements can be met with our filter and frequency control products.

Analog communications, internet infrastructure, high-end computer work station and military applications also create markets for SAW-based frequency control products. Timing integrity and elimination of system noise in circuits are critical for these applications. Some versions of these products are military grade products for which sales can be very volatile because they are based upon specific programs, rather than ongoing production schedules.

Our Wireless Solutions Segment

RF Module Products

Our RF module products are primarily embedded module applications that are targeted for an embedded module market that could become quite large. RF modules have relatively longer range and higher data rates in comparison to our Virtual Wire® Short-range Radio products. These products include wireless sensor node modules, as well as gateway and network bridge products used to connect different network types (e.g., wired and wireless) to one another. In addition to a variety of radio products, we use several communication protocol systems to manage point-to-point, point-to-multipoint and mesh wireless sensor networks.

We believe a key to penetrating this market will be the ability to provide a wide variety of products, protocols and firmware to deliver the optimum solution for each customer’s application. With our RF module products, we believe we offer one of the broadest ranges of radios, modules and protocols in the industry. A focus of our sales force is to provide customer application assistance to our customers to help them “design in” our products quickly to reduce time-to-market.

Our largest investment in research and development in recent years has been to develop new RF module products, including FCC certified standard products and custom products for specific customers. In the past year, we have introduced several new RF module products, including lower-priced RF modules to capture business at lower price points. These products include Zigbee™, DNT and LPR radio modules. DNT is a low cost, long-range and frequency-hopping spread spectrum module. LPR is an 802.15.4 wireless sensor networking line of modules. We have also introduced a line of industrial grade networking products based upon Dust Networks™ technology. Recently, we announced two new products, a WirelessHart module incorporating Dust Networks™ technology and a next generation ultra low power battery powered Wi-Fi module. We intend to continue to invest strategically in research and development for these products and to bring new products to market.

Sales for these products are targeted primarily for industrial and medical markets and products, which include several major OEM or contract manufacturing customers. Production schedules for these customers tend to fluctuate widely, based on end customer demand and supply chain conditions.

Our sales force is now working with customers to design these products into their applications. While we see great potential for our RF module products, it is difficult for us to predict the timing, or magnitude of acceptance, of these products.

Virtual Wire® and RFIC Short-range Radio Products

Our proprietary hybrid transmitter, receiver and transceiver modules are the primary products included in Virtual Wire® Short-range Radio products. Our transceiver module, based on our patented Amplifier Sequenced Hybrid, or ASH, technology, offers two-way data communication in a single small module, with performance identical to separate transmitter and receiver modules, and at a lower total cost. The Virtual Wire® product includes a custom RFIC. All of these products feature small size, very low power consumption, and excellent RF performance, and provide the system designer flexibility and rapid time-to-market for emerging applications. The ASH receiver’s architecture provides exceptional performance with extremely low harmonic radiation and exceptional resistance to electromagnetic interference, which have resulted in some of our customers’ products receiving international standards certification. The Virtual Wire® Short-range Radio product offerings also include complete transceiver design and development kits that allow relatively inexperienced RF system designers the ability to incorporate wireless data transfer into their designs. We also provide software protocols for key applications.

Sales for these products are targeted primarily for industrial and medical markets and products, which include several major OEM or contract manufacturing customers. Production schedules for these customers tend to fluctuate widely, depending on end customer demand and supply chain conditions. The applications for Virtual Wire® Short-range Radio products include medical device-implanted applications such as insulin pumps, pacemakers and defibrillators, remote bar code data entry, AMR, point of sale terminals, medical monitoring systems, home automation, consumer sports, data link equipment and wireless thermostats.

In fiscal 2010, we entered into a five year pricing agreement with a major medical equipment manufacturer that should result in a continued high level of sales to this customer, while demonstrating, we believe, the success of our Wireless Solutions segment strategy of focusing on products possessing higher technical content targeted for growing markets.

For several years, we have devoted considerable resources developing and marketing Virtual Wire® and RFIC Short-range Radio products. We believe these products offer potential for considerable growth in sales in numerous wireless applications, particularly for applications that require very small size and extremely low power consumption. We intend to continue to collaborate with our customers to develop new applications. We continue to enhance our line of RFIC products, including receivers, transmitters and transceivers. Recently, we introduced two additional products, the 2.4 GHz TRC104 and the 300 to 510 MHz TRC105 for automotive, security, industrial and medical applications. We are not certain as to the timing, or magnitude of acceptance, of these products.

Our Wireless Components Segment

Filters

We pioneered the development of several SAW technologies related to the implementation of high performance band-pass filters having low insertion loss. Our filter products are well-suited, and primarily intended for, satellite radio, or SDAR, Global Positioning Systems, or GPS, various telecommunications base stations and repeaters such as GSM, EDGE, CDMA/CDMA2000, WCDMA, TD-SCDMA, and WiMax, as well as ISM band applications. We have focused on intermediate frequency SAW filters based on new SAW structures that provide high-level performance. However, we also offer a variety of RF filters and duplexers.

Our SAW filters are designed to operate at frequency ranges of 40 MHz to over 2.6 GHz. We face a threat of direct conversion technology and other competing alternatives that do not operate in the frequency range suitable for SAW filters. The wide adoption of such alternative technologies could negatively affect our ability to penetrate new filter applications.

We provide filters for satellite radios utilized to provide content from Sirius XM Radio Inc. (NASDAQ:SIRI). Our sales of filter products into both the new and aftermarket satellite radio market continue to be heavily dependent on the success of satellite radio content providers, primarily Sirius, to sell subscriptions for their service. Subscription rates in recent years have fluctuated greatly. As a result, predicting future unit sales for these products is very difficult. Recently, there has been a continued reduction in the growth rate of new subscriptions for service as competing technologies take more market share. However, more than offsetting this factor has been an increasing number of models of new automobiles that include factory installed satellite radios. The shift in U.S. automotives sales toward domestic brands has had a favorable impact on our sales as well.

Filter products are primarily sold to our automotive, consumer and telecommunications markets. Competitive conditions in these markets have been particularly intense, so we have experienced an ongoing trend toward lower average selling prices for comparable products. Competitive conditions for these products have forced us to provide lower prices to maintain our market share.

This market is also characterized by fluctuating production schedules for several major customers resulting from volatile economic conditions and varying supply chain inventory levels, particularly the supply chain for North American automotive production.

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

Our high-frequency clock modules are used in high-performance computer systems (HPC), storage and optical networking. Our “Diff Sine” clocks allow network applications to realize improved performance by providing very low timing variations from one cycle to the next (commonly referred to as “jitter”). We produce commercial fixed-frequency and voltage-controlled SAW oscillators. Some of these are designed for very high reliability avionics applications. These products are supplied in surface mount or leaded metal packages and are used in applications such as microwave radios and precision instrumentation. One customer offers a line of clocks that uses our patented technology to serve the optical networking market, including high-speed routers, Ethernet, OC192 and OC768 backbone systems.

In addition to SAW-based frequency control products, we recently introduced a variety of crystal based products. These products are small, high performance devices used in a wide range of digital applications such as remote keyless entry (“RKE”), GPS and other Global Navigation Satellite Systems, or GNSS, wireless communication and defense systems. Our crystal based products include multiple series of surface mount devices such as crystal resonators, crystal oscillators, crystal filters, temperature compensated crystal oscillators, and voltage controlled temperature compensated crystal oscillators. Our recent products include some that are targeted for emerging M2M Telematics applications.

Many of our frequency control module products are very mature and sales for them have been declining for several years, as customers convert their applications to alternative technologies. We are unable to predict with certainty if the introduction of new crystal based products will positively affect the trend of lower sales for frequency control modules.

Most of our frequency control products are sold into telecommunications markets. This market is subject to wide sales fluctuations due to varying economic conditions and production rates at several major contract manufacturers. Future sales of these products will be highly dependent upon economic conditions in the markets these products serve. Some frequency control products are high-end, military grade products that are included in our “Other” market category and are dependent on specific programs, rather than ongoing production schedules.

Low-power Components

Our resonators are used in low-power wireless transmitter and receiver applications, including automotive remote keyless entry, or RKE, and tire pressure monitoring systems, wireless security systems and consumer toys. Our coupled-resonator filters are well suited for radio frequency filter applications, such as the receiver portion of remote keyless entry systems, as well as for input and output filters utilized in other products manufactured by us. We offer low-power components in both three-lead metal packages, or TO-39, and a variety of surface mount packages. We offer a variety of smaller surface mount package styles for these products.

The primary markets for these products are the automotive and consumer markets, which are characterized by very competitive conditions and declining average unit selling prices, a trend we expect to continue, as competitive market conditions require future price reductions.

Markets for low-power components are also characterized by widely fluctuating demand due to changing economic conditions. The volume of units sold is closely related to changes in production volumes of our major customers, including automotive customers, a feature which we expect will continue.

Due to the maturity of many of these products, including products for the tire pressure monitoring and RKE applications, unit sales and related dollar values for this product line have declined in recent years. Conversion to other technologies such as multiple function integrated circuits and phased lock loop radios has adversely affected sales. In addition, some customers have switched to very low-priced competitors. We attempt to offset this long-term trend of reduced sales by offering existing products in smaller packages.

We expect that the trend of lower sales for low-power components will continue and may even accelerate, due to continued reduction in average selling prices and continued conversion of customers away from older products to alternative technologies.

Manufacturing

We continue to have contractual relationships for manufacturing our SAW-based products with Tai-Saw Technology Co., Ltd. (located in Taiwan and China), Automated Technology (Phil.) Inc. (located in the Philippines) and Morioka Seiko Instruments Inc. (a subsidiary of Seiko Instruments, Inc.) located in Japan. Each of these organizations offers a variety of packaging capabilities, including hermetic packaging, which is essential to the manufacture of SAW devices. Each also possesses an understanding of the unique aspects of SAW component assembly and testing. Module products can also be built by these manufacturers. To support our RF module products, we use three domestic contractors and one Asian contract manufacturer. Two of our contractors, Spectral Response, located in Duluth, Georgia, and Gigatek, located in Taiwan manufacture products in volume for us. The other two domestic suppliers are used for prototyping and very low volume manufacturing. All of these contractors have the capability of manufacturing a wide variety and size range of printed wiring board assemblies, wireless modules and complete radios. All of these contract manufacturers are ISO 9001 certified and employ highly skilled personnel and industry standard equipment to manufacture our products. Our Philippines, Taiwan and China based Wireless Component manufacturing contractors are certified to the TS16949 international automotive quality standard.

Our offshore manufacturing arrangements possess certain logistical complexities, which we address with third party logistics centers in San Francisco, Alabama and Hong Kong to assist with warehousing and customer shipments. We believe that we offer competitive lead times to our customers.

We maintain a small in-house assembly operation in our Duluth, Georgia location for low volume, quick-turn orders, product upgrades and repairs requested by customers, and to support new product development. This facility is ISO 9001 certified.

In recent years, we completely phased out our domestic manufacturing operations to fulfill our strategy to move to a fabless business model in which we rely on outside contractors to manufacture our products. Our years of favorable experience with outsourced manufacturing suggest that we should be able to continue to satisfy our manufacturing requirements via outsourcing. We believe our processes for managing these contractors, including managing the logistics associated therewith, are adequate to satisfy our customers’ supply requirements. We have agreements with these contractors that require a lengthy notice period before they can terminate the agreement, which is designed to protect us during any transition in manufacturing capability to new contractors. Should any of these agreements terminate without an effective transition to an adequate replacement, our operations could be materially interrupted.

The manufacturing processes of our products are highly complex, precise and sensitive to a wide variety of factors. This is especially true for our SAW-based products. For these products, manufacturing success depends upon elements such as a low level of contaminants in the manufacturing environment, consistency in the materials used, and the performance of manufacturing personnel and production equipment. Each of our products is subject to contamination until it is enclosed or sealed within its final package. Therefore, for our SAW-based products, all operations, prior to enclosure, are performed in controlled clean-room environments.

Occasionally, our contract manufacturers experience increased yield loss, which could increase our costs and may result in delays in delivering products to our customers. This is especially true for high reliability products that have very tight tolerances and for new products that are being readied for mass production. An increased yield loss for a significant portion of our backlog in any given period, could have a material adverse impact on our sales and/or our gross margins.

The manufacturing processes for our RF module products, while demanding, are less critical than the processes used for our SAW-based products. The key manufacturing process involves a printed circuit assembly using Surface Mount Technology and equipment. Industry-accepted design and assembly techniques are used to minimize manufacturing risks. Quality control testing is enhanced because we supply test sets, procedures and Company-developed software to our contract manufacturers to enable them to test the products prior to delivery.

In the past, we have occasionally experienced temporary product shipment delays and lower-than-expected production yields, which could occur in the future. Certain “acts of God” or events of a political nature could also temporarily delay product shipment. We occasionally have experienced unanticipated increases in demand, which challenged the capabilities of our contract manufacturers. Outsourced capacity currently exists to meet any reasonably anticipated short-term spike in orders, but unanticipated demand beyond those designed “over fill” capacities could result in some lost sales. We will continue to be diligent in securing increased manufacturing capacity through offshore manufacturing alliances. We rely on our contract manufacturers to stock most of our necessary raw materials and wafer materials. The longer order fulfillment pipeline to our offshore contractors has resulted in the need to increase finished goods inventories in some cases to assure that we are able to meet the lead times required by our customers. In spite of our efforts, we may occasionally experience temporary shipping delays. Additionally, we maintain inventory at various international and domestic locations to address these and other risks.

Source of Components

While we use standard components whenever possible, some components used in the SAW-based products and short range radios are made to our specifications by specialized manufacturers. Certain other components used in our RF module products are single sourced. For example, we are largely single sourced on RF integrated circuits from Maxim Integrated Products, Texas Instruments and other suppliers, and ceramic arrays from Kyocera America, Inc. Changes in the supply base for quartz have occurred which may reduce our potential sources of supply. In addition, we have occasionally encountered increases in lead time from several of these suppliers due to increased demand from other markets. Longer lead times could lead to delays in shipping products to our customers, which could materially adversely affect our business. In addition, we have experienced delays and quality control problems with certain of our single-source suppliers in the past. We attempt to obtain second-source suppliers when commercially practicable, but it is often not economically feasible to do so, causing us to remain dependent upon single-source suppliers for these products for the foreseeable future. An interruption of that supply could have a material adverse impact on our financial performance.

Quality

Our customers demand an ever-increasing level of quality in our products. We, as well as all of our offshore contractors, have achieved ISO 9001 certification. Our Philippines, Taiwan and China-based wireless component manufacturing contractors are certified to the TS16949 international automotive quality standard. We have completed our transition to a fabless business model. We now rely on our manufacturing contractors, whom we monitor, for their quality certifications. We expend considerable effort to continually improve the efficiency and effectiveness of our contractor based operations, while continuing to ensure that the features and benefits of our products meet or exceed customer expectations for performance and reliability.

Sales and Marketing

We primarily distribute our products in the United States through manufacturers’ representatives and distributors managed by our area sales management team (internal sales force).

We have three global distributors – Nu Horizons, Digi-Key and Mouser Electronics – and one distributor for North and South America – Avnet Inc. Acal, LTD. is a major European distributor for us and Holy Stone Enterprises is a major Asian distributor.

Sales in European, Asian, other foreign, U.S. and other North American markets were:

	2010	2009	2008
	Sales	Sales	Sales
International sales:
Europe	$5,097	$4,249	$7,698
Asia	14,553	11,168	19,034
Other	716	602	1,763

Total international sales	20,366	16,019	28,495
U.S. and other North America	13,254	15,965	26,166

Total sales from continuing operations	$33,620	$31,984	$54,661

International sales are handled on a non-exclusive basis through manufacturers’ representatives, manufacturers’ representatives acting as distributors and via direct sales. The increase in sales in several markets during fiscal 2010 primarily relates to the general economic improvement.

In the fourth quarter of fiscal 2010, RFM and Murata Manufacturing Company Ltd (“Murata”), Tokyo stock exchange (6981.JP), entered into a collaboration agreement. The collaboration agreement will facilitate the manner in which we and Murata cooperate and deploy resources to provide additional products and services to our respective customers. While the initial emphasis focuses on the wireless solutions portion of each company’s product portfolios, there is also an opportunity to impact the wireless components portion of each company’s business. The timing and magnitude of this agreement’s impact on our sales and earnings is uncertain.

Competition

Wireless Solutions

The markets for our Virtual Wire® and RFIC short range radio products are very competitive and are characterized by price erosion, rapid technological change and product obsolescence. With these products, we compete with very large, vertically integrated, international companies, including Texas Instruments, Analog Devices, Infineon and Maxim along with a larger community of niche suppliers including Nordic, Melexis, and Micrel. Our competitors often have greater financial, technical, sales, marketing, distribution and other resources, broader product lines, and may also be able to engage in sustained price reductions in our markets to gain market share.

The wireless sensor network market and the market for radio modules used therein is much less mature and is therefore highly fragmented among a large number of competitors, very few of whom possess our revenue size. The relatively early stage market for wireless sensor networks is experiencing rapid technological change and presently lacks the degree of price erosion experienced in our component business. Some of the more noteworthy competitors include Laird Technologies with its acquisition of Aerocomm and Digi International with its acquisition of Maxstream. Relative to the competitors addressing this market, we believe RFM is a leader in terms of its breadth of product offerings.

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

We expect intensified competition, both from existing competitors, and potentially from a number of companies that currently use SAW expertise largely for internal requirements. We are currently experiencing increased competition from companies that offer alternative solutions such as multi-purpose integrated circuits and phase locked loop technology, which combines a semiconductor with a traditional crystal. Additionally, competitors may copy or closely follow the design and features of our products, which would cause additional pressure on selling prices and which could adversely affect our market share.

General Competitive Factors

We believe that our ability to compete in our target markets depends on factors both within and beyond our control. These factors include: (a) the timing and success of new product introductions by us and our competitors; (b) our ability to support decreases in selling prices through reductions in manufacturing costs; (c) the pace at which our customers incorporate our products into their end products; (d) the rate of adoption of the products sold by our customers, and (e) other factors described in Item 1A – Risk Factors.

Research and Development

Our research and development efforts are primarily aimed at creating new RF modules and short range radios, as well as proprietary and innovative SAW device structures that uniquely address market needs. Our development efforts are primarily aimed at supporting the Wireless Solutions business and include the development of proprietary software in the form of embedded “firmware” used to control wireless communications modules and user interface programs used for wireless networks, designed for diagnostic or system management purposes.

While we cultivate internal expertise in software development, we sometimes license software from commercial developers to reduce costs, to decrease time-to-market, or to achieve both of these objectives. This is particularly true for the special embedded programs that define the protocols used to organize wireless networks. We have initiated software development agreements with external contractors to provide network protocol “firmware” for our wireless modules as well as software that interfaces with standard-based protocols. Similarly, we may license radio technology developed by RF integrated circuit providers in order to accelerate product development schedules and expand the technical capabilities of our products. To this end, we periodically negotiate for product licensing agreements with several RF integrated circuit suppliers.

We employ a number of highly qualified individuals in engineering and product and process development, including scientists, design engineers and technicians. Our Duluth, Georgia location has a complete embedded module team of both hardware and firmware engineers. Our Dallas, Texas-based radio development team has developed patented technology that has been the core of our Virtual Wire® Short-range Radio product offerings. World-class filter design capabilities are provided by our design team located in Dallas, Texas. This team collaborates with our Asian manufacturing contractors to convert state-of-the-art filter designs into highly manufacturable product configurations.

Our research and development teams are responsible for new products and new processes from inception to assisting our contract manufacturers achieve volume manufacturing. We believe that the efforts of these individuals help to ensure that our products provide an optimum solution for the customer, while maintaining the quality and cost effectiveness standards we need to remain competitive.

From time-to-time, we have entered into agreements with customers to deliver custom-designed components for their end products. In addition, we have participated in government-sponsored research and development programs. We record revenues derived from engineering design services as technology development sales, and the associated costs are included in cost of sales. These revenues represent less than 1% of our reported sales.

We consider the development of new products essential to maintaining and increasing sales. Research and Development as an operating expense was $3.2 million for fiscal 2010 and $4.0 million for fiscal 2009.

Proprietary Rights

Many standard and proprietary Wireless Solutions network protocols and related implementation software programs exist, each with unique strengths and features. For our modules, we use both internally developed and licensed protocols and implementation software. The wide range of participants in module software and protocol development struggle to avoid competing claims of intellectual property exclusivity, creating a risk that one or more major software suppliers may assert intellectual property claims against us that could affect the sales of our modules or other products.

We rely on a combination of patents, copyrights and non-disclosure agreements to establish and protect our proprietary rights. We have received 52 patents for various inventions that include SAW devices, innovative RF circuits that employ SAW devices and, most recently, wireless system applications and network protocols. We have applied for five additional patents. Our policy is to file patent applications and monitor for violations thereof, to protect technology, inventions and improvements that are important to our business.

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

The electronics industry is characterized by uncertainty and conflicting intellectual property claims that represent a risk to us. Others may allege that our products infringe their patents and/or intellectual property rights, even if we are not, in fact, infringing. In the event of such alleged infringement, we may be unable to secure a license to the technology in question on commercially reasonable terms. Litigation could ensue and the outcome of such litigation might be adverse to us. The cost of defending ourselves from such litigation could have a material adverse effect on our business, regardless of its outcome.

Regulations

We are subject to a variety of international, federal, state and local laws and regulations related to the use and presence of certain materials and substances in our products. We make a concerted attempt to abide by these laws and regulations as demonstrated by our compliance with the European Union’s, or EU’s, Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment, or RoHS. We also comply with the EU’s Waste Electrical and Electronic Equipment, or WEEE, regulation and a new regulation named Registration, Evaluation, Authorization and Restriction of Chemicals, or REACH. The failure to comply with present or future regulations could result in fines, suspension of production or a cessation of operations. Such regulations could also require us to acquire costly equipment, to make changes to our designs, or to incur other substantial expenses to comply with environmental regulations. Any past or future failure by us to control the use of hazardous substances in our products could subject us to future liabilities. Any of these situations could have a material adverse effect on our business, operating results and financial condition. We mitigate our risk in this area by continuing to design products using materials and substances that are not hazardous or not likely to be deemed to be hazardous.

Personnel

As of August 31, 2010, we had a total of 72 employees and full-time consultants. Most of our personnel work at our headquarters in Dallas, Texas and our facility in Duluth, Georgia. We have one person at each of our U.S. sales offices, which are located in Georgia, Maryland and Oregon. We have two sales support individuals in both Europe and Asia. This year’s census is similar to our prior year’s census of 68 people, with the additions supporting our Wireless Solutions segment.

Our future success depends to a significant degree upon the continued service of our key technical and senior management personnel and our continuing ability to attract and retain highly qualified technical and managerial personnel. Competition for such qualified individuals can be intense. We may not be able to retain or continue to attract key managerial and technical personnel. We have only recently been able to return salaries and most benefits to pre-recession levels, for example. Failure to retain or continue to attract key managerial and technical personnel could have a material adverse effect on our business, operating results and financial condition. None of our employees are represented by a labor union. We have not experienced any work stoppages and we consider our relations with our employees to be good. The availability of offshore production tends to mitigate the impact of skilled labor shortages in our domestic locations.

Potential Fluctuations in Results of Operations and Order Trends

Our quarterly and annual results have been and will continue to be affected by a wide variety of factors that could have a material adverse effect on our sales and results of operations. These factors include, but are not limited to: (a) the level of orders that are received and that can be shipped in a quarterly period; (b) the rescheduling or cancellation of orders by our customers; (c) competitive pressures on selling prices; (d) changes in product and/or customer mix; (e) the loss of a strategic manufacturing, distribution, marketing, technological, financial, or customer relationship; (f) the ability to introduce market-accepted new products on a timely and cost-effective basis; (g) new product introductions by our competitors; (h) market acceptance of both our products (when we sell an end product) and our customers’ products (when our products are components of our customers’ end products); and (i) other factors described in Item 1A - Risk Factors.

Historically, the electronics industry has occasionally experienced sudden and unexpected economic downturns. Our results of operations are subject to such downturns. In addition, our operating expenses are largely fixed and difficult to reduce in the short run should sales not meet our expectations. This magnifies the adverse effect of any such sales shortfall. Period-to-period comparisons of our historical financial results should not be relied upon as a predictor of future performance.

Backlog

Our backlog at August 31, 2010 was $8.4 million as compared to $8.2 million at August 31, 2009. The current year-end backlog reflects continued sluggish economic conditions.

Our backlog includes all purchase orders scheduled for delivery within the subsequent 12 months. Many customers still require us to respond in increasingly shorter lead times when their demand materializes. Our backlog, although useful for scheduling production, should not be used as a measure of future sales. All orders in backlog are subject to cancellation or change in delivery schedule, and such cancellation or change of delivery is without penalty provided the customer provides us notice more than 30 days before shipment.

ITEM 1A.	RISK FACTORS

The following risk factors should be considered in evaluating RFM and its business. Any of the following risks, as well as other risks and uncertainties, could have a material adverse effect on our business and financial results and cause the value of our securities to decline. The risks below are not the only ones facing RFM. Additional risks not currently known to us or that we currently believe to be less material also may impair our business.

Sales Risks

The current worldwide general economic downturn could significantly impact demand for our products.

The current global economic downturn and financial credit crisis continues to adversely effect business conditions, although some recovery has occurred. The recession in the U.S. and key foreign markets has substantially affected our sales, profitability and financial condition. The downturn has reduced economic activity in most of the markets in which we operate. It cannot be predicted when, or to what extent economic recovery might occur or even if the current level of recovery will continue. Actions taken by numerous governments throughout the world, including aggressive monetary and fiscal stimulus actions by the U.S. government, may or may not be effective in addressing the economic problems that are the underlying causes of the recession.

The decline of demand for our products due to economic conditions or other factors in our specific targeted markets could have a material adverse effect on our business.

We may experience substantial period-to-period fluctuations in operating results due to factors affecting specific industrial, automotive, consumer, government, medical and telecommunications industries. From time to time, each of these industries has experienced downturns, often in connection with, or in anticipation of, declines in general economic conditions, including inventory corrections that occur in specific supply chains. During fiscal 2010, sales increased substantially to customers in automotive markets due to a recovery in production levels in that sector. Sales recovered to a lesser extent in the consumer and industrial markets for the same reason. However, sales declined significantly to customers in telecommunications and medical markets due to inventory corrections and other reasons in these markets. We believe the economy has improved, but we are still in a period of reduced demand due to a decline in the economic conditions even in those markets that have shown partial recovery. A decline or significant shortfall in growth or a technology shift in any one of these markets could have a material adverse impact on the demand for our products and, therefore, a material adverse effect on our business, financial condition and results of operations. There can be no assurance that our net sales and results of operations will not be materially and adversely affected in the future due to changes in demand from individual customers or cyclical changes in the markets utilizing our products. Our products are produced throughout the world, causing us to be subject to a variety of regional economic conditions, which are outside our control.

The strength of our competitors may impact our ability to maintain and grow sales and/or gross margins, which could decrease sales and/or selling prices.

We do business in markets that are intensely competitive, manifesting generally declining average unit selling prices. We compete with companies that offer or are in the process of developing similar types of products and services to ours. Most of our significant competitors are much larger and better financed than we are. These competitors could execute sales strategies and tactics that could materially diminish our sales, causing a material adverse impact on not only our overall sales but also our gross margins. There can be no assurance that our products will be competitive with existing or future products, or that we will be able to establish or maintain a profitable cost structure and sales price environment for our products.

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

The cyclical nature of the electronics industry could have a material adverse effect on our business.

Our industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving standards, short product life cycles and wide fluctuations in product supply and demand. The industry has experienced significant downturns, sometimes connected with, or in anticipation of, maturing product life cycles or declines in general economic conditions. These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels, inventory obsolescence and accelerated erosion of average unit selling prices. We believe we are still in such a period of depressed general economic conditions. Any future downturns could have a material adverse effect on our business, financial condition and results of operations. Furthermore, any upturn in these industries could result in increased demand for, and possible shortages of, components we provide. We have seen some of these shortages beginning to develop. Such shortages could have a material adverse effect on our business, financial condition and results of operations.

Our inability to collect outstanding receivables and our dependence upon major customers could have a material adverse effect on our business.

We grant credit to customers in a variety of commercial industries. Credit is extended based on an evaluation of the customer’s financial condition and collateral is not required. Our inability to collect receivables from a large customer could have a material adverse effect on our business, financial condition and results of operations. We do maintain credit insurance that mitigates our risk to some extent. However, not all customers are insurable and we may not be able to insure all of them to a full extent. In addition, our credit insurance carries a $200,000 deductible and a 10% coinsurance factor.

Only one customer accounted for more than 10% of sales (at 18% of total sales) in our current year. Our strategy is to seek diversification in our sales to mitigate the risk of concentration on one or a few customers. We believe we have achieved a significant level of diversification in our customers, markets, products and geographic areas. However, due to the very competitive nature of the markets we serve, we may fail to consistently achieve such diversification.

We rely on a limited number of OEMs as customers and the loss of one or more of them could have a material adverse effect on our business.

To date, a substantial portion of our product sales has been to OEMs. The product and marketing decisions made by OEMs significantly affect the rate at which our products are used. We believe that some OEMs in certain industries receive a large portion of their revenues from sales of existing products to their current customer base, which we believe has moderated the rate at which they incorporate new products or technologies into their offerings. Furthermore, OEMs that manufacture and promote products and technologies that compete, or may compete, with us may be particularly reluctant to employ our products and technologies to any significant extent, if at all. We may not be able to maintain or improve the current rate at which our products are accepted by OEMs and others, which could decrease our sales.

Our dependence on sales to international customers exposes us to additional risks.

We consider all product sales with a delivery destination outside North America to be an international sale. International sales are denominated primarily in U.S. currency, although some European customers require that we sell in Euros. We have not entered into any hedging activities to mitigate the exchange risk associated with sales in foreign currency. We intend to continue our focus on international sales and we anticipate that international sales will continue to represent a significant portion of our business. However, international sales are subject to fluctuations as a result of local or regional economic conditions and competition. Therefore, we cannot predict whether we will be able to continue to derive similar levels of our business from international sales.

International sales may also be subject to certain risks, including changes in regulatory requirements, tariffs and other barriers, timing and availability of export licenses, political and economic instability, difficulties in accounts receivable collections, natural disasters, difficulties in staffing and managing foreign subsidiary and branch operations, difficulties in managing distributors, difficulties in obtaining governmental approvals, foreign currency exchange fluctuations, the burden of complying with a wide variety of complex foreign laws and treaties, potentially adverse tax consequences and uncertainties relative to regional, political and economic circumstances. Moreover, and as a result of the ability to manage changes in currency exchange rates and other factors, our competitors may have the ability to manufacture competitive products at a cost lower than ours.

Product returns and order cancellations could increase our inventory and reduce our sales.

To the extent we have products manufactured in anticipation of future demand that does not materialize, or in the event a customer cancels an outstanding order after it has been placed in production, we could experience an unanticipated increase in our inventory. In addition, while we may not be contractually obligated to accept returned products, and have typically not done so in the past, we may determine that it is in our best interest to accept returns in order to maintain good relations with our customers. Product returns would increase our inventory and reduce our sales. We have had to write-down inventory in the past for reasons such as obsolescence, excess quantities and declines in market value below our costs.

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

We have a large amount of continuing sales of older products that tend to decline in popularity and average unit selling price over time. Only by developing new products can we replace sales of declining products and partially offset the impact of lower average unit selling prices. Our future success depends on our ability to develop new products to keep up with technological advances and to meet customer needs. Any failure by us to anticipate or respond adequately to technological developments and customer requirements, or any significant delays in product development, could have a material adverse effect on our business, financial condition and results of operations. Additionally, we could incur additional operating costs with the introduction of new products.

There can be no assurance that we will be successful in our planned product development or marketing efforts, or that we will have adequate financial or technical resources for our planned product development and promotion. In recent fiscal quarters we have slightly increased those resources to support our Wireless Solutions strategy. There is no assurance that those increased expenditures will result in increased sales. The introduction of future new products will require the expenditure of an unknown amount of funds for research and development, tooling, software development including licensing, manufacturing processes and inventory, as well as sales and marketing efforts. In order to successfully develop products, we will need to successfully anticipate market needs and may need to overcome rapid technological change and competition. In order to achieve high volume production, we need to outsource production to third parties or enter into licensing arrangements and successfully manage sub-contractors overseas as well as third party logistics providers. There can be no assurance that our products and services will achieve or maintain market acceptance, result in increased sales, or be profitable.

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

Successful expansion or diversification of our operations will depend on our ability to obtain new customers, to attract and retain skilled management and other personnel, to secure and successfully manage adequate sources of supply on commercially reasonable terms and to successfully manage new product introductions. To manage growth or diversification effectively, we will have to continue to implement and improve our operational, financial and management information systems, procedures and controls. As we expand or diversify, we may from time-to-time experience constraints that will adversely affect our ability to satisfy customer demand in a timely fashion. In the current year we have scaled back those resources in response to the recession. Failure to manage growth or diversification effectively despite this decrease in resources could adversely affect our business, financial condition and results of operations.

The transition to greater reliance on Wireless Solutions products involves new technologies and markets that are not similar to our other businesses, requiring us to learn and master new markets, competitors, and products to be successful. Our historical base business, predominantly centered in our Wireless Components segment, is generally declining. Only by successfully developing and introducing value added products and services to our customers can we offset this impact.

Business Risks

Variability of our gross profit margins could have a material adverse effect on our business.

Gross margins of the Wireless Solutions segment, including low-power radios, RFICs and RF modules, are materially higher than those of our Wireless Components segment. Changes in product mix between these segments or even within them could have a negative impact on overall margins due to changes in product mix. This in fact occurred in the current year. In addition, we face the continuing negative impact of declining average unit selling price as a result of competitive conditions in the markets we serve. We expect the trend of lower prices to continue. Therefore, our ongoing efforts to reduce manufacturing costs are an important factor in maintaining gross margins. A lower volume of units sold and produced has a negative impact on margins because relatively material fixed manufacturing costs are spread over fewer units. Additionally, start-up or ramp-up costs for relatively new products entering the volume manufacturing process reduce our profitability. We continue to incur significant costs with regards to obsolete and slow moving inventory as a result of changes in market preferences and other factors. This factor could suddenly increase or decrease, depending on market conditions.

We expect that our net sales and gross margin may vary significantly based on these and other factors, including the mix of products sold, the channels through which our products are sold, changes in product selling prices and component costs, the level of purchasing efficiencies achieved and pricing by competitors.

Our average unit sales prices for products as they mature have historically declined, which we anticipate will continue and which can erode our gross profit margins. If we fail to achieve similar reductions in our cost of sales, any reduction in our gross profit margins resulting from reductions in average selling prices will likely have a material adverse effect on our business, financial condition and results of operation. There can be no assurance that we will be able to increase unit sales volumes, introduce and sell new products or reduce our cost per unit in sufficient amounts to increase or even maintain acceptable gross margins.

Our stock price fluctuates as a result of the conduct of our business and stock market fluctuations.

Existing stockholders may suffer with each adverse change in the market price of our common stock. The future market price of our common stock may be affected by a variety of factors. Most obviously, the price of our shares may suffer adversely if our future operating results are below the expectations of investors. The stock market in general, and the market for shares of technology companies in particular, experience extreme price fluctuations. The price volatility of our common stock is exacerbated because of the relatively low volume of trading in our common stock. A significant price movement can be caused by the trading of a relatively small number of shares.

We are dependent on our key personnel, whose continued service is not guaranteed.

Our performance depends substantially on the performance of our executive officers and key employees. Our future success will depend on our ability to attract, integrate, motivate and retain qualified technical, sales, operations and managerial personnel. Competition for qualified personnel in our business is intense, and we may not be able to continue to attract and retain qualified executive officers and key personnel necessary for our business to succeed. In addition, if we lose the services of any of our key personnel and are not able to secure replacements in a timely manner, our business could be disrupted, which could contribute to other key personnel leaving, causing us to potentially incur increased operating expenses in identifying and compensating their replacements.

Operational Risks

Our reliance on limited contract manufacturers and our fabless business model could have a material adverse effect on our business.

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

By using contract manufacturers, our ability to directly control the planning for inventories is reduced since we do not have control over their operations. If we are unable to accurately forecast demand for our contract manufacturers or if our contract manufacturers, following our guidance, are unable to respond promptly and timely to changes in customer demand, we may be unable to respond adequately to possible sudden increases in demand. Such a failure could result in lost sales, or late deliveries, which would negatively impact customer service and could ultimately result in lost sales. For each product, we normally have only one contract manufacturing source, so alternative sources of supply generally do not exist. To partially offset this risk, we do stock certain finished goods inventory items at our various logistics centers; however, this practice increases our costs and requires substantial working capital to support.

In the case of customer order cancellations or decreases in demand, this may give rise to the Company being liable for excess or obsolete inventory or cancellation charges resulting from contractual purchase commitments that we have with our contract manufacturers. We regularly provide rolling forecasts of our requirements to our contract manufacturers for planning purposes, pursuant to our agreements, a portion of which is binding upon us. Additionally, we are committed to accept delivery on the forecasted terms for a portion of the rolling forecast. Cancellations of orders or changes to the forecasts provided to any of our contract manufacturers may result in cancellation costs payable by us. If we or our contract manufacturers are unable to utilize such excess inventory in a timely manner, and are unable to sell excess components or products due to their customized nature, our operating results and liquidity would be negatively impacted.

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

We have substantial experience with our current contract manufacturers and believe those relationships are satisfactory. However, the contract manufacturing agreements have to be renewed periodically. If they are not renewed, we could experience a material interruption in our operations and, therefore, sales to customers, resulting in a material adverse effect on our business, financial condition and results of operations.

Parts shortages, over-supplies and our dependence on raw material suppliers could have a material adverse effect on our business.

The electronics and components industry is characterized by periodic shortages or over-supplies of parts. These fluctuations have in the past, and may in the future, negatively affect our operations. Our ability to supply our customers’ changing demands is complicated by our recent experience of longer lead times from raw material suppliers. We are working with our customers and suppliers on addressing this, but near-term sales could be less than current demand due to our inability to supply these widely fluctuating requirements within the lead time requested by customers. Our supply chain has increased its safety stock of key raw materials and we are not aware that this has resulted in any significant loss of market share or long-term sales potential.

We are dependent on a limited number of suppliers and contractors for packages and semiconductor devices used in our products, and we have no long-term supply contracts with any of them. Some of our most important components are supplied to us on a sole source basis, due to the economics involved in qualifying and maintaining multiple sources.

Due to the cyclical nature of these industries and competitive conditions, we, or our contract manufacturers, may experience difficulties in meeting our supply requirements in the future. Any inability to obtain adequate deliveries of parts, either due to our loss of a supplier or due to industry-wide shortages, could delay shipments of our products, increase our cost of goods sold and have a material adverse effect on our business, financial condition and results of operations. Some of the risk may be offset by inventory held by us or our contract manufacturers. In some cases, we are responsible for stocking raw materials, but most of it is held by our contract manufacturers.

Delays in our manufacturing processes could reduce our sales.

We continually endeavor to reduce our costs, which involves working with our contractors in their facilities, to offset the impact of a reduction in our average selling prices. These manufacturing processes are complex and involve procedures that are difficult to maintain if not carried out properly, which could result in incremental cost increases. A sudden deterioration in yields could result in increased costs and in shipping delays, for instance. We continue to assist our contractors in cost reductions to the fullest extent possible, but the primary responsibility for cost management resides with our contract manufacturers. If our contract manufacturers cannot reduce the cost of our products sufficiently, we could suffer serious erosion of our gross profit margins.

Interruptions in our business due to terrorism and the uncertainty of war could have a material adverse effect on our operations.

The consequences of any terrorist attacks, or any armed conflicts that may result, are unpredictable, and we may not be able to foresee events that could have an adverse effect on our markets or business. These include, without limitation, the possibility that our insurance companies are unable to pay claims or that insurance may become unavailable or unaffordable.

Legal Risks

Impact of Healthcare Legislation on our Cost Structure

Our health benefit plan is a self-funded program in which we fund the payment of claims ourselves, subject to certain reinsurance limits per covered person and for the covered group in its entirety. On a historical basis, we have saved a material amount of money by utilizing this cost structure. Our risk under our self insured program is mitigated by reinsurance that covers individual claims over $75,000 and annual aggregate claims beyond an attachment point determined by the number of employees each month.

We have been informed by our healthcare benefit advisors that one impact of the recent healthcare legislation relating to the elimination of lifetime benefit limits of insurers will be to make reinsurance much more costly in our next fiscal year. In future years, there is great uncertainty what the regulations governing medical plans will be. It is possible that our self funded program and its related reinsurance protection may be either no longer available to us or only available to us on a cost prohibitive basis. If we were forced to convert to a fully insured program, our costs would likely be much higher, perhaps by a material amount. Whether or not we will be able to absorb increased costs or required to pass some of those costs on to our employees is unknown. Given the uncertainty incident to the changing law in this area, it is not certain when or if we will be forced to convert to a fully insured health benefit program and what the associated costs would be.

Our business could be adversely affected if we fail to protect our intellectual property rights.

Our ability to compete effectively is dependent in part on our proprietary know-how, technology and patent rights. We have applied for additional patents. There can be no assurance that our patent applications will be approved, that any issued patents will afford our products any competitive advantage or that any of our products will not be challenged or circumvented by third parties. Moreover, patents issued to others may adversely affect the sales, development or commercialization of our present or future products.

We could be involved in claims and litigation over intellectual property rights, which may adversely affect our ability to manufacture and sell our products. The electronics industry is characterized by vigorous protection and pursuit of intellectual property rights. We believe that it may be necessary to initiate litigation against one or more third parties to preserve our intellectual property rights. In addition, we have received, and may continue to receive in the future, notices that claim we have infringed upon, misappropriated or misused other parties’ proprietary rights, which claims could result in litigation. Such litigation would likely result in significant expense to us and divert the efforts of our technical and management personnel. In the event of an adverse outcome in such litigation, we could be required to: pay substantial damages; cease the manufacture, use and sale of certain products; expend significant resources to develop non-infringing technology; discontinue the use of certain processes, or obtain licenses to use the infringed technology. Such a license may not be available on commercially reasonable terms, if at all. Our failure to obtain a license on commercially reasonable terms could cause us to incur substantial costs and suspend manufacturing products using such technology. If we obtain a license, we would likely be required to make royalty payments for sales under the license. Such payments would increase our costs of revenues and reduce our gross profit.

In addition, any litigation, whether as plaintiff or as defendant, would likely result in significant expense to us and divert the efforts of our technical and management personnel, whether or not such litigation is ultimately determined in our favor. The results of any litigation are inherently uncertain.

Governmental regulation may adversely affect our business.

Many of our products and the industries in which they are used are subject to U.S. and foreign regulation. Governmental regulatory action could greatly reduce the market for our products.

Defects or errors in our products and services could harm our relations with customers and expose us to liability.

In the course of our business, we may be subject to claims for product liability which could harm our relations with customers and for which our insurance coverage may have an exclusion or be inadequate.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Much of our administrative, sales, marketing and research and development activities are located in our Dallas, Texas facility, which is owned by us but serves as collateral for a mortgage loan. This 31,000 square foot facility, including the surrounding parking lots, is situated on 2.1 acres. Most of the activities related to our Cirronet subsidiary are located in a 19,000 square foot facility located in Duluth, Georgia. This facility is leased through February 2015.

We believe that our existing facilities are adequate for our current requirements and that the current properties are suitable and productive for their currently intended purposes. Due to our fabless business model, we do not expect to require significant manufacturing facilities or equipment in the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS

On May 29, 2008, CMS Liquidating Company (“CMS”) filed a Petition and Action for Declaratory Judgment (the “Petition”) in the 298th District Court of Dallas County, Texas, naming RFM as defendant. The Petition requests that the Court construe the Earn Out Agreement entered into between RFM and CMS in connection with the acquisition of substantially all the assets of Caver-Morehead Systems, Inc. in September 2006. The claims question the methodology used by RFM to calculate CMS’ earn-out payment. RFM has filed an answer denying liability and making a claim for its litigation expenses against CMS and certain of its shareholders pursuant to the acquisition agreement. The amount of damages recently claimed by CMS is approximately $1,000,000. On December 3, 2009, all matters in dispute between the parties were referred to binding arbitration and the judicial proceeding between the parties was stayed, pending the outcome of the arbitration. The arbitration process is currently in process and we expect a decision by the end of the 2010 calendar year. We believe that we have meritorious defenses to the interpretation sought by CMS and intend to defend this case vigorously. We may incur substantial expenses in defending against the foregoing claim, and it is not presently possible to forecast its outcome with certainty. We do not believe, based on current knowledge, that the foregoing legal proceeding is likely to have a material adverse effect on our financial position, results of operations, or cash flows.

We are involved in routine litigation from time to time that is incidental to the conduct of our business. Such litigation is not expected to have a material adverse effect on our business, financial condition or results of operations.

ITEM 4.	[REMOVED AND RESERVED]

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock (symbol RFMI) is quoted on the NASDAQ Stock Market (“NASDAQ”). The following table sets forth the high and low sales prices of our common stock during each quarter of fiscal 2010 and 2009 as furnished by NASDAQ. These prices reflect prices between dealers, without retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

	Price Range
	2010		2009
Quarter Ended	High	Low	High	Low
November 30	$1.08	$0.68	$1.00	$0.27
February 28	1.45	0.84	0.73	0.19
May 31	1.45	1.01	0.60	0.25
August 31	1.37	1.11	0.74	0.36

We have not paid dividends on our common stock during the past two most recent fiscal years and presently intend to continue this policy in order to retain earnings for use in our business. Under the terms of our bank credit agreement, we are restricted from paying dividends in certain circumstances. The number of record holders of our common stock as of October 31, 2010 was approximately 200 (which number does not include the number of stockholders whose shares are held of record by a brokerage house or clearing agency, but rather includes such brokerage house or clearing agency as one record holder). The last sales price for our common stock, as reported by NASDAQ on October 31, 2010 was $1.21.

We have not repurchased any of our outstanding equity securities during the two-year period ending August 31, 2010.

ITEM 6.	SELECTED FINANCIAL DATA

Selected unaudited quarterly statements of operations information follows (in thousands):

	Fiscal 2009 Quarter Ended				Fiscal 2010 Quarter Ended
	Nov. 30	Feb. 28	May 31	Aug. 31	Nov. 30	Feb. 28	May 31	Aug. 31
Sales by segment:
Wireless Solutions segment	$5,703	$4,426	$3,640	$4,193	$4,049	$4,034	$4,377	$4,005
Wireless Components segment	5,664	2,172	2,894	3,292	4,404	3,853	4,344	4,554

Total Sales	11,367	6,598	6,534	7,485	8,453	7,887	8,721	8,559
Sales %-Wireless Solutions	50%	67%	56%	56%	48%	51%	50%	47%
Sales %-Wireless Components	50%	33%	44%	44%	52%	49%	50%	53%

Cost of sales	7,150	4,342	4,187	4,683	5,701	5,143	5,777	5,729

Gross profit	4,217	2,256	2,347	2,802	2,752	2,744	2,944	2,830
% of sales-Wireless Solutions	49.6%	38.5%	39.5%	35.4%	41.2%	41.3%	41.7%	34.1%
% of sales-Wireless Components	24.5%	25.5%	31.4%	40.0%	24.6%	28.0%	25.8%	32.1%
% of sales-Total	37.1%	34.2%	35.9%	37.4%	32.6%	34.8%	33.8%	33.1%

Operating expenses:
Research and development	1,266	1,046	818	831	758	769	808	906
Sales and marketing	1,814	1,140	1,020	1,142	1,171	1,092	1,217	1,340
General and administrative	1,011	910	742	602	621	589	589	490
Restructuring and impairment	(67)	460	1,634	—	—	—	—	—

Total	4,024	3,556	4,214	2,575	2,550	2,450	2,614	2,736

Income (loss) from operations	193	(1,300)	(1,867)	227	202	294	330	94
Other income (expense), net	(173)	(154)	(163)	(157)	(299)	(115)	(106)	(86)

Income (loss) before income taxes	20	(1,454)	(2,030)	70	(97)	179	224	8
Income tax expense (benefit)	5	8	(113)	1	5	5	5	(13)

Income(loss)-continuing operations	15	(1,462)	(1,917)	69	(102)	174	219	21
Loss-discontinued operations	(61)	(31)	(58)	(7)	—	—	—	—

Net Income (loss)	$(46)	$(1,493)	$(1,975)	$62	$(102)	$174	$219	$21

(1)	Sales for the first quarter of fiscal 2009 are at the normal level before the world-wide economic recession. The impact of the recession is illustrated by the sales levels in the last three quarters of fiscal 2009. There has been some recovery during fiscal 2010.
(2)	Operating expenses (excluding Restructuring and impairment) were reduced considerably in the last three quarters of fiscal 2009 and all of fiscal 2010 to coincide with the recessionary affect on our sales described above.
(3)	See discussion of Restructuring and Impairment in Note 17 to our accompanying consolidated financial statements.

(4)	There was a deferred tax credit of $111,000 recorded in the third quarter of fiscal 2009 resulting from the trademark impairment recognized in the same time period. See Note 15 to our accompanying consolidated financial statements.
(5)	See discussion of Discontinued Operations in Note 2 to our accompanying consolidated financial statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business

For a description of our business, products and markets, see the section in Item I - Business.

Executive Summary

The market profiles in which our two segments operate are materially distinct from one another. The Wireless Components segment is characterized by a very competitive environment that has declining average unit selling prices and frequent product innovation. This market includes several large competitors who have superior financial and other resources. We have competed successfully for over 30 years by cultivating close customer relationships with a diverse group of customers who offer varied applications, and serve diverse markets and geographic locations. In contrast, our Wireless Solutions segment is characterized as a developing market with only a generalized definition of products, services, markets and applications. Competition is not well defined and typically consists of much smaller competitors, many of whom are similar in size and resources to us, or even smaller.

Our strengths benefiting us in both markets include: (a) our ability to identify and capitalize on trends in a rapidly growing wireless marketplace; (b) our capability to develop products that have superior technical characteristics; (c) our expertise to assist our customers in incorporating our products into their applications; (d) our sales channels to gain access to customers and (e) our ability to have high quality cost-effective products manufactured in volume with acceptable lead times. Our manufacturing capabilities are bases almost entirely upon our relationships with several domestic and offshore contractors.

We have focused our product and market development efforts on products for our Wireless Solutions segment, which we feel offers a technical edge and normally generates a greater gross margin. Our Wireless Components segment, which historically was our core business, has generally declined in sales due to decreased average unit selling prices in several intensely competitive markets and due to our loss of market share to competing technologies. Declining total sales did not occur this year due to some recovery in the automotive market over the prior year, but this has been a trend for several years.

A key factor in our sales performance is expected to be successfully developing and selling new products in volumes adequate to offset the decline in unit selling prices and volumes of our older products. A key factor in our gross margin performance is expected to be reducing our costs (through innovation, assisting our contractors to identify lower manufacturing costs, and increased volume) and improving our product mix towards higher margin products to offset expected declines in average unit selling prices and volumes.

Generally we have had positive operating cash flows in recent periods, including our current fiscal year and our last fiscal year. See the section below entitled “Actions to Improve Liquidity” and the section entitled “Liquidity” for discussion of actions we have taken in recent periods to improve cash flow. Our ability to maintain positive cash flows is dependent on our success in controlling our expenses in relation to our sales. See the next section below entitled “Impact of Economic Conditions and Our Response” for discussion of our cost control program. In any case, the amount of positive cash flow may decrease or occasionally turn negative due to fluctuating revenues, declining margins, escalating operating costs, the need for increased working capital to support increased sales, or increased spending to support growth programs. We feel we currently have the financial resources necessary to execute our business plans.

Impact of Economic Conditions and Our Response

The world-wide economic recession had a material impact on our sales and operations in our last seven fiscal quarters, including all of fiscal 2010. Fiscal 2009 sales declined 41% from fiscal 2008. While sales recovered somewhat in fiscal 2010 with a 5% increase, they still remain significantly below fiscal 2008 levels. The initial impact of the recession on RFM was significant losses for two quarters in fiscal 2009 (the second and third quarters) and the year. We reacted with a series of cost savings measures and we have had generally improved results since then.

Prior to fiscal 2009, we had taken several major steps to reduce expense levels. During the second quarter of fiscal 2009 and in succeeding quarters, we took additional steps, including head count reductions of 42%, a salary reduction of 10% (which has now been fully restored), suspension of our 401 (k) savings plan match, reduction in cash compensation for our outside directors and other cost reduction measures to further adjust our business structure to anticipated lower sales. In addition, we focused our sales and marketing efforts on products and markets that provide near term sales opportunities and we actively managed our inventory levels, achieving significant reductions.

We believe that our operating results for the last five quarters demonstrate that we have taken appropriate actions to control expenses in our business. For five consecutive quarters, sales levels were reached which resulted in operating income, generally at a level of $200,000 or more. We reported net income for four of the last five quarters and only costs associated with our decision to obtain a new lender prevented us from reporting net income for the first quarter of fiscal 2010 (see the next section for further discussion). We have also restored the salary reductions that were taken in fiscal 2009, including restoration of cash compensation to our outside directors.

Economic conditions in the electronics industry have historically experienced extreme fluctuations in demand within short time periods. These conditions are a key factor that influences our sales performance. We believe our markets are in a period of relatively stable overall demand, although they have not yet returned to prior levels.

Because our core business is now generating operating income at much lower sales levels than prior periods, we have demonstrated the ability to match expense levels with expected revenue. If required, we will continue to take the actions required to restructure our business to maintain reasonable levels of overall profitability so long as economic conditions dictate. While our cost reductions have resulted in a much lower cost business model, current economic conditions make forecasting future profitability very difficult, and there can be no assurance that we will achieve profitability in the future.

Banking Agreements

At the end of the first quarter of our current fiscal year, we entered into a new $5 million senior secured credit facility with ViewPoint Bank. In the second quarter, the facility was funded and we used the proceeds to repay and terminate our credit facility with Wells Fargo Bank, N.A. The terms of the agreement are described in Note 8 to our accompanying Consolidated Financial Statements.

While we incurred $160,000 in termination fees and other costs in the first quarter related to this change, we believe there are numerous advantages to the new agreement. First, it allowed us to end our forbearance status with Wells Fargo. Next, the new financial covenants and other restrictions have provided us increased flexibility to manage our operations. Loan costs and banking fees are much lower under the new banking agreement, a primary reason that non-operating expenses have decreased $50,000 or more per quarter. Lastly, we believe this new facility and its recently approved two year renewal to November 2012, has enhanced our financial base to allow us to concentrate on long term growth of our business.

Actions to Improve Liquidity

In addition to our effort to reduce costs through actions discussed above in the section entitled “Impact of Economic Conditions and Our Response,” we took a number of actions in fiscal 2009 and fiscal 2010 to improve liquidity. Our primary objective was to generate positive operating cash flow. Those actions generated positive operating cash flow of $1.2 million during fiscal 2010 and $4.2 million during fiscal 2009.

In fiscal 2010, we benefited from an increase in sales, reduced costs and much improved profitability over the prior year. Net income adjusted for non-cash items was $2.7 million in the current year, compared to $0.6 million in fiscal 2009 and $0.2 million in fiscal 2008 as detailed in the table below.

The following table displays, for the years ended August 31, the calculation of net income adjusted for non-cash items (in thousands):

	2010	2009	2008
Net income (loss) from continuing operations	$312	$(3,295)	$(16,198)
Net loss from discontinued operations	—	(157)	(4,691)

Non-cash items included in net income (loss):
Depreciation and amortization	960	1,251	1,410
Amortization of intangible assets	—	121	1,135
Goodwill and intangible impairment - continuing operations	—	1,583	15,654
Deferred income tax	—	(111)	(185)
Charge for inventory obsolesence and fixed asset impairment	967	720	543
Provision for trade receivable allowance - net	26	(28)	63
Stock-based compensation	415	444	488
Loss (gain) on disposal of property and equipment	38	(65)	(470)
Noncash items included in net loss from discontinued operations	—	92	2,454

Net income (loss) adjusted for non-cash items	$2,718	$555	$203

The largest portion of positive operating cash flow for fiscal 2009 was derived from factors that may not be continuing sources of operating cash flow, such as decreases in accounts receivable and inventory in line with decreasing sales. While we had success in doing this in periods of declining sales, this is not likely to be a significant future source of funds, since we do not expect any significant decreases in sales. In fact, in recent periods we have increased sales requiring additional working capital. This is the primary reason that operating cash flow from operations was greater in fiscal 2009 than fiscal 2010. During prior periods when there were reductions in accounts receivable and inventory, that impact often has been offset partially by reductions in accounts payable and accrued expenses, as we have paid down those liabilities.

Beyond reducing our working capital requirements, we believe we have established a cost structure that is capable of generating significant positive earnings before interest, taxes, depreciation and amortization (including stock compensation), or Adjusted EBITDA, at current sales levels. This in fact occurred for the last five fiscal quarters. Our Adjusted EBITDA for the current quarter was $0.4 million and $2.2 million for the full year. We believe maintaining a cost structure that is designed to generate positive Adjusted EBITDA at sales levels below what we expect is our primary method of assuring near-term liquidity. See the Adjusted EBITDA table near the end of this section.

In a temporary response to the reduction in borrowing availability, we arranged for advance customer payments in the amount of $700,000 in the fourth quarter of fiscal 2009 and first quarter of fiscal 2010. These advances are classified as accrued expenses and other current liabilities on our balance sheet. We are in the process of paying back the advances over a 12-month period beginning the second quarter of fiscal 2010. So far, we have repaid $411,000 and the balance of customer advances at August 31, 2010 was $289,000.

It is our objective to continue to generate positive cash flow in periods when working capital requirements are neutral or better, service our bank debt and keep in good standing with our suppliers, although this cannot be assured due to the economic uncertainties we face. During periods when our accounts receivable requirements increase, the terms of our credit facility are designed to accommodate for that up to the limits of the eligible collateral base and/or the facility itself.

The following table sets forth, for the three and twelve months ended August 31, 2010 and 2009, the calculation for Adjusted EBITDA that is referred to in this report (in thousands):

	Three Months Ended August 31,		Twelve Months Ended August 31,
	2010	2009	2010	2009
Net Income (Loss)	$21	$62	$312	$(3,452)
Add back:
Interest expense	90	159	558	625
Taxes	(13)	1	2	(99)
Depreciation	173	235	737	1,007
Amortization:
Patents	53	69	223	261
Intangibles from acquisitions (1)	—	—	—	1,704
Stock compensation	89	111	415	443

Total amortization	142	180	638	2,408

Adjusted EBITDA	$413	$637	$2,247	$489

(1)	Includes impairment

Adjusted EBITDA is an important liquidity measurement used by financial institutions to measure a company’s capability to fund operations. Adjusted EBITDA is also used by our management to measure our performance in achieving necessary cost reductions.

Critical Accounting Policies and Estimates

Revenue/Sales are recognized for the most part when we ship the product to the customer. The exception is any consignment programs for customers. We recognize sales from consigned products when the customer pulls the product for use from the consigned inventory. Currently, there are few consignment programs in place.

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

In recent years, we have written off significant amounts of inventory. In the current year, we provided $967,000 in inventory loss provisions. In the prior fiscal year, we provided a total of $720,000 in inventory loss provisions. In fiscal 2008, we provided a total of $488,000 in inventory loss provisions.

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

Results of Operations

In this section, we will discuss our financial statements. In doing this, we will make comparisons between the following periods, which we believe are relevant to understanding trends in our business:

•

The fiscal year ended August 31, 2010, referred to as current year or fiscal 2010, and is compared to our fiscal year ended August 31, 2009, referred to as prior year or fiscal 2009. Fiscal 2009 is compared to our fiscal year ended August 31, 2008, referred to as fiscal 2008.

•

The three months ended August 31, 2010, referred to as current quarter or fourth quarter, and is compared to the three months ended August 31, 2009, referred to as comparable quarter of the prior year or prior year quarter, and the three months ended May 31, 2010, referred to as the previous quarter or third quarter.

The following table displays, for the years ended August 31, (a) the percentage relationship of certain items from our statements of operations to total sales and (b) the percentage change in these items from year to year:

	Percentage of Sales		Year-to-Year % Change
	2010	2009	2009 to 2010
Sales	100%	100%	5%
Cost of sales	66	64	10

Gross profit	34	36	(3)
Research and development	10	12	(18)
Sales and marketing	14	16	(6)
General and administrative	7	10	(30)
Restructuring and impairment	—	6	(100)

Total operating expenses	31	44	(28)

Income (loss) from operations	3	(8)	134
Other income (expense), net	(2)	2	(6)

Income (loss) before income tax	1	(10)	109
Income tax expense (benefit)	—	—	102

Net income (loss)-continuing operations	1	(10)	110
Net loss - discontinued operations	—	(1)	100

Net income (loss)	1%	(11)%	109%

Sales

The following table displays, in thousands of dollars, sales for our segments and the percentage relationship of those segments to total sales for the periods indicated:

	2010		2009		2008
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Segment Sales:
Wireless Solutions segment	$16,465	49%	$17,962	56%	$24,970	46%
Wireless Components segment	17,155	51	14,022	44	29,691	54

Total sales	$33,620	100%	$31,984	100%	$54,661	100%

Overall Sales Trends in Fiscal 2010 Compared to Fiscal 2009

Our total sales of $33.6 million increased 5% in fiscal 2010 compared to $32.0 million in fiscal 2009. The increase in sales was largely related to a partial recovery in economic conditions in several markets that we serve. The most significant increase was for sales to the automotive market, which increased 76% over the very depressed sales of the prior year. North American automotive production schedules were much increased from the prior year. There were also increases of 12% for sales to industrial markets and 14% to consumer markets. Both of these increases were related to improved economic conditions in those markets. On the other hand, economic conditions in the telecommunications market did not improve and we experienced some loss of market share, for which our sales decreased 49%. Sales to medical markets also declined by 28% in comparison to the prior year. We believe that was largely a result of lower production schedules for major customers, resulting from an effort to reduce inventory in that supply chain. Sales to other markets, which are much smaller for us, decreased 60%, primarily as a result of the end of a particular military grade program. The primary reason for the changes in sales to each of these markets was a corresponding change in the number of units sold, mostly due to changes in economic conditions in the markets we serve.

Economic conditions in the electronics industry have historically experienced extreme fluctuations in demand within short time periods, so that is a key factor that influences our sales performance. We believe our markets are in a period of relatively stable overall demand, although they have not yet returned to prior levels.

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

We have experienced sudden increases in demand in the past, which have strained the manufacturing capabilities of our offshore contractors and their raw material suppliers. We have seen lead times lengthen for key raw materials such as packages and integrated circuits. In addition, new products sometimes require manufacturing processes different than those to which we currently have access. Our assembly contractors may not be able to procure sufficient raw materials, or we may not be able to increase the manufacturing capacity of our assembly contractors in a timely manner, so as to take advantage of increased market demand. Failure to do this could result in a material loss of potential sales. We believe we are currently in a period of increased raw material lead times that may negatively impact our near term sales prospects. We have mitigated this risk somewhat by increasing some inventory on a selective basis.

Segment Sales Trends in Fiscal 2010 Compared to Fiscal 2009

The sales increase from the prior year was primarily due to a 22% increase in sales of our Wireless Components segment to $17.2 million in comparison to $14.0 million in the prior year. Two of the major markets for these products are the automotive and consumer markets which are very sensitive to economic conditions. Therefore this segment benefited from the recovery in the automotive and consumer markets as noted above. A primary application for both markets is satellite radio filters, which experienced a very large increase in number of units shipped. Two of our largest customers this year were automotive customers. This resulted in an overall 58% increase in the number of units sold for this segment, including the impact of a ramp up of new filter programs. This was partially offset by a decrease in sales to telecommunications markets, as we experienced some loss of market share due to price competition in the very price sensitive Chinese base station market. We anticipate that sales to telecommunications markets will continue to be very volatile due to very short lead times and the competitive nature of the Chinese base station market.

In contrast, sales for the Wireless Solutions segment decreased from the prior year to $16.5 million from $18.0 million. Two of the major markets for these products are the industrial and medical markets. As noted above, sales decreased in medical markets as a result of lower production schedules for major customers, we believe resulting from an effort to reduce inventory in that supply chain.

Our primary customers for both industrial and medical market products are OEM customers and contract manufacturers and distributors. These customers order product based upon their own production schedules or the production schedules requested by their customers, which have historically shown considerable volatility. The decrease in Wireless Solutions sales was despite an overall increase in the number of units sold of 10%. The net reduction in sales was primarily due to a 17% decrease in average selling prices resulting from a lower number of higher priced medical units being sold and a higher number of all other units being sold. This decrease in average selling prices was also the primary reason for the overall decrease in gross margins for Wireless Solutions products for the year.

Within our Wireless Solutions segment, the recovery of sales for RF module products appears to be lagging the recovery of sales for our Wireless Components products. Sales of RF module products declined later in fiscal 2009 and only later in the current fiscal year have they experienced a partial recovery. This appears to be due to the delayed impact of the economic downturn for these products, particularly for industrial surveying and telemetry products, which have been adversely affected by a low level of construction activity. A year ago, these products were less significantly impacted by economic conditions.

The increase in sales for Wireless Components segment sales and decrease in Wireless Solutions sales resulted in the Wireless Solutions segment decreasing as percentage of total sales from 56% in fiscal 2009 to 49% in fiscal 2010. We believe this was due to an unfavorable product mix shift from a gross margin standpoint.

Our strategy has been to grow our Wireless Solutions segment to offset an expected long term decline in the Wireless Components segment. In recent years, we have invested considerable resources in product and marketing development to support our strategic plan for the Wireless Solutions segment. Our Wireless Solutions business is focused on a potential multi-billion dollar market for embedded modules and similar products. An important consideration in our decision to expand resources in the Wireless Solutions segment was the increased potential gross margin these products offer due to their higher technical content. Our total sales on a company-wide basis will likely expand only if the anticipated growth in Wireless Solutions sales exceeds the anticipated decline in sales for our Wireless Components products.

Decline in Average Selling Prices

We compete in very price-competitive markets (such as the automotive and satellite radio markets), particularly for products in the Wireless Components segment. In addition, our customers expect economies of scale to result in lower pricing as new products ramp up in volume. As a result, our Wireless Components segment experienced a decline in average selling prices of 22% in fiscal 2010 compared to fiscal 2009. A portion of this decrease was a product mix shift within the filter product line of an increasing number of units sold of relatively lower-priced satellite radio filters and a decrease in the number of units sold of relatively higher-priced telecommunications filters. The impact of reductions in average selling price due to this product mix effect tend to be at least partially offset by differences in material costs, as the higher-priced telecommunications products come in larger, more expensive packages. However, a portion of the decrease in average selling prices was also due to competitive conditions within those markets, such as the ramp up of new filter programs. To participate in the new programs, we needed to lower selling prices for specific products. This had the effect of lowering average selling prices that was not entirely offset by lower costs. This was the primary reason why fiscal 2010 gross margins decreased for the Wireless Components segment.

The price pressures for the Wireless Solutions segment were not as great, although as noted above this segment did experience lower average selling prices in the current year due to the product mix shift away from medical products. As we introduce products within this segment that are targeted at lower price points and higher sales volumes, a trend toward lower average selling prices could continue and even accelerate.

We have achieved significant market position in the markets on which we focus. However, we believe that price competition from much larger and better financed competitors represents a significant risk in maintaining our sales levels and gross margins, particularly in the automotive, consumer and telecommunications markets. A decline in average selling prices adversely impacts gross margin, as well as sales. We expect the general trend of lower average selling prices for comparable products will continue to have an adverse effect on future sales and margins. Therefore, offsetting this impact is an important part of our strategic plan. For a discussion of strategies for sustaining our gross profit, see the section below entitled “Gross Profit.”

Overall Sales Trends in Fiscal 2009 Compared to Fiscal 2008

Our total sales of $32.0 million decreased 42% in fiscal 2009 compared to $54.7 million in fiscal 2008. The world-wide economic recession has had a material impact on our sales and operations in the last three quarters of fiscal 2009. Sales to automotive, consumer and telecommunications markets have been specifically impacted by economic conditions in those markets and decreased 55%, 68% and 46%, respectively. In addition, a segment of the industrial market related to construction was significantly impacted. Economic conditions in the electronics industry have historically experienced extreme fluctuations in demand within short time periods, so that is a key factor that influences our sales performance.

Our two business segments were impacted somewhat differently by the recession. The Wireless Components segment sells mostly to the automotive, consumer and telecommunications markets so the impact on that segment was greater - a 53% reduction in sales, resulting from a similar reduction in the number of units sold. In addition, that segment was impacted slightly earlier, as its low point in the year was the second quarter of fiscal 2009, while it recovered some in both the third and fourth quarters.

The Wireless Solutions segment sells mostly to the medical and general industrial markets, which were less impacted by the recession. Our sales to customers in the industrial market decreased only 35%, although the construction related segment was even more impacted. Sales to our medical market actually increased 27%, as demand for several products that have been in development for a number of years continued to increase. Wireless Solutions segment sales decreased only 28%, primarily due to a larger decrease in the number of units sold, partially offset by increased average selling prices due to a change in product mix from an increase in sales to the medical market. In addition, Wireless Solutions sales were impacted slightly later in that they reached their lowest point in the third quarter of fiscal 2009, while they recovered some in the fourth quarter.

These trends resulted in Wireless Solutions segment sales increasing as percentage of total sales from 46% in fiscal 2008 to 56% in fiscal 2009. This is a favorable product mix shift from a gross margin standpoint.

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

Other Sales Trends

The following table provides additional data concerning our sales:

	Percentage of Sales
	2010	2009	2008
Sales for top five customers	47%	39%	38%
Distribution sales	39%	27%	24%
Number of customers with 10% or more sales	One	One	One
Sales for 10% or more customer	18%	11%	11%
International sales	61%	50%	52%

The increases in sales to each of these categories in comparison to the prior year were primarily due to increased sales to Asian stocking representatives, particularly for satellite radio applications. These were at very low levels last year and they recovered in the current quarter. The decrease in sales for several of these same categories from 2008 to 2009 were primarily due to decreases in those same Asian stocking representatives related to the impact the recession had on automotive production schedules.

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

In the fourth quarter of fiscal 2008 we discontinued our Aleier business and wrote off the amortizable intangibles related to the acquisition of that business in the amount of $1.5 million and the remaining goodwill of $.4 million. See the discussion of Discontinued Operations in Note 2 to our accompanying consolidated financial statements. The prior year amortization of these asset values is shown in the table below as discontinued operations. We also revalued and wrote down the amortizable intangibles that were part of our acquisition of the Cirronet business. The impairment charge for fiscal 2008 for these Cirronet-related amortizable intangibles was $4.8 million. This was in addition to impairments of $10.3 million for goodwill and $.5 million for trademark. See tabular analysis of intangible assets in Note 6 to our accompanying consolidated financial statements

In the third quarter of fiscal 2009, because of the economic downturn, we performed impairment and recoverability tests related to the remaining book values of goodwill and other intangibles from the Cirronet acquisition. The result was an impairment of $1.6 million that was recognized in the third quarter. This impairment included the $1.3 million remaining net book value of the amortizable intangibles plus a portion of the trademark book value in the amount of $.3 million. These impairments were partially offset by a $0.1 million deferred income tax benefit. Our test of Goodwill resulted in no impairment.

In the fourth quarter of fiscal 2010, we performed the required annual test of impairment on our remaining goodwill and on indefinite-lived intangible assets. As no impairment was indicated, there was no amortization expense in the current year.

The amortization and impairment of these items is a non-cash expense. The depreciation, amortization and impairment of these acquisition related items, including the discontinuation of the Aleier business, were recorded as follows (in thousands):

	2010	2009	2008
Cost of sales	$—	$—	$3
Research and development expense	—	96	987
Sales and marketing expense	—	57	180
General and adminsistrative expense	—	31	30
Impairment - goodwill and intangibles	—	1,583	15,654
Discontinued operations	—	—	2,238

Total depreciation, amortization and impairment	$—	$1,767	$19,092

The depreciation only on the write-up of acquisition fixed assets in the schedule above is $63,000 for fiscal 2009 and $98,000 for fiscal 2008. There is no scheduled amortization and depreciation costs of the remaining increased asset values in our next fiscal year. The remaining intangibles with a carrying value are goodwill and trademark. These intangibles are not subject to amortization, but are subject to annual testing for impairment.

Stock Compensation Expense

We use restricted stock units, or RSUs, as our primary stock compensation vehicle in lieu of stock options, to better match the employees’ perceived benefit with the financial statement cost. Also, RSUs result in less dilution and, as we have implemented them, less expense. All of our stock compensation expense in both the current year and prior year relates to RSUs and our Employee Stock Purchase Plan.

A summary of stock compensation expense is as follows (in thousands):

	2010	2009	2008
Cost of Sales	$37	$61	75
Research and Development expense	39	25	45
Sales & Marketing expense	134	152	152
General and administrative expense	205	206	189
Restructuring	—	—	27
Discontinued Operations	—	(1)	20

Totals	$415	$443	$508

The reduction in stock compensation expense in the current year compared to the prior year was due to reductions in personnel under restructuring programs. We intend to continue to use various stock plans as an important part of our compensation package. We are competing for talent with other companies that have stock plans in place and our work force values stock as a form of compensation. We intend to primarily issue RSUs in lieu of stock options in future periods to lessen dilution and to control expense.

Gross Profit

Overall Gross Profit Trends in Fiscal 2010 Compared to Fiscal 2009

Gross profit margin decreased to 33.5% in the current fiscal year compared to the prior fiscal year’s 36.3%. This 2.8% (280 basis points) reduction in gross margin was primarily due to the impact of changes in product mix, both between our two segments and within each of them. The overall shift in product mix towards automotive and consumer markets and away from medical and telecommunications markets has had an unfavorable impact on gross margins.

Historically our Wireless Solutions segment has higher gross margins than our Wireless Components products due to their higher technical content and more favorable competitive situation. Therefore, a shift in sales to Wireless Solutions products has a positive effect on margins, and a shift in sales to Wireless Components products has a negative effect on margins. Gross margins in fiscal 2010 were adversely impacted by the shift in sales from our Wireless Solutions segment to only 49% of total sales from 56% in fiscal 2009. Our strategy is to focus our product and market development efforts on increasing the portion of sales to products that have higher potential gross margins, primarily the Wireless Solutions products. We cannot assure that our strategy to grow our Wireless Solutions segment will be achieved in future periods.

Gross margin trends were similar for our two business segments. Gross margins for our Wireless Components segment decreased from 29.7% in fiscal 2009 to 27.7% in fiscal 2010. Various changes in product mix and competitive forces resulted in a reduction in average selling prices for this segment of 22%. The product mix impact and our cost reduction efforts allowed us to reduce per unit manufacturing costs by 20%, but this was not quite enough to offset the reduction in average selling prices. These net impacts were primarily due to two significant changes in product mix within this segment. The first was a large increase in the number of units sold of relatively lower-priced satellite radio filters and a significant reduction in the number of units sold of relatively higher-priced telecommunications filters. However, a portion of the decrease in average selling prices was also due to competitive conditions within those markets. Included was the ramp up of new filter programs. To participate in the new programs, we needed to lower selling prices for specific products. This had the effect of lowering average selling prices that was not entirely offset by lower costs. Another product mix shift involved a very profitable military grade frequency control module order that occurred in fiscal 2009 but did not recur this year.

Gross margins for our Wireless Solutions segment also decreased in comparison to the prior year – from 41.5% in fiscal 2009 to 39.6% in fiscal 2010. In this case, average selling prices decreased 17% for this segment, while per unit manufacturing costs only decreased 14%. The cost reduction was not quite enough to offset the selling price decrease. The primary reason for the decrease in average selling prices was a product mix shift within our Virtual Wire® Short-range Radio product line in which we sold a lower number of relatively higher-priced medical units and a higher number of all relatively lower-priced other units. Sales to the medical market normally have a higher gross margin potential, due to their higher technical content, so a reduction in those sales has a negative impact on gross margins. In addition, there were some production delays that limited deliveries and we incurred some additional manufacturing costs resulting from the ramp up in production of relatively new Wireless Solutions products. We anticipate that these delivery issues will be alleviated in our next quarter. Partially offsetting the product mix shift resulting from decreased sales to the medical market was an increase in sales of custom RF modules to the industrial market related to partial recovery in economic conditions. Custom RF module sales have relatively high gross margins.

A positive factor for gross margins was the impact our additional sales volume had on spreading overhead costs. Overhead costs for both fiscal 2010 and 2009 were approximately $4 million. These costs include the cost of our staff that plans our operations and manages our contract manufacturing network. Overhead costs also include some other relatively fixed costs such as depreciation. The cost of non-cash charges for inventory reserves are also considered overhead costs. Overhead costs benefited from our ongoing cost reduction efforts. However, inventory reserve provisions increased $247,000, including additional manufacturing costs resulting from the ramp up in production of relatively new products. As a result, overall overhead costs were similar to the prior year. However, sales increased by 5% from last year. As a result, overhead costs as a percentage of sales decreased by 0.8%. Both of our segments benefited from reduced overhead as a percentage of sales.

Overall Gross Profit Trends in Fiscal 2009 Compared to Fiscal 2008

Gross profit margin decreased to 36.3% in fiscal 2009 compared to fiscal 2008’s 37.6%. This 1.3% (130 basis points) reduction in gross margin was primarily due to the impact of a significant amount of overhead cost being allocated over less sales – a volume impact. Overhead costs for fiscal 2009 were approximately $4 million, which was a 32% reduction in cost from the prior year. However, sales decreased by 42% from fiscal 2008. Therefore overhead cost of sales as a percentage of sales increased by 1.7%, which is slightly larger than the overall decrease in gross margin.

The volume effect can be seen in our quarterly gross margin numbers. Gross margins were very close to fiscal 2008 in our first and fourth quarters. In the first quarter, sales volumes were similar to fiscal 2008’s first quarter, while in the fourth quarter the savings that we planned as described in the section entitled “Impact of Economic Conditions and Our Response” were in effect. In the middle two quarters, gross margins were lower (34.2% and 35.9%) when sales volumes were lower.

Partially offsetting the volume effect was a product mix improvement. Gross margins in fiscal 2009 did benefit from the shift to the higher gross margin Wireless Solutions products being 56% of total sales, rather than 46% in fiscal 2008. Due to their higher technical content, our Wireless Solutions products have higher potential gross margins than our Wireless Components products.

Gross margin trends were different for our two business segments. Gross margins for our Wireless Components segment increased from 27.0% in fiscal 2008 to 29.7% in fiscal 2009. This segment benefited from our cost reductions, a very profitable military grade order that occurred in the fourth quarter and a shift in allocated overhead to the Wireless Solutions segment, as we moved resources to better support that business. Wireless Solutions segment gross margin, on the other hand, decreased from 50.2% in fiscal 2008 to 41.5% in fiscal 2009. This is despite the fact that this segment also benefited from our various cost reductions. The reduction in gross margin was primarily due to higher overhead costs, including the shift in allocated overhead costs from the Wireless Components segment as we moved support towards that segment. Wireless Solutions products ended up bearing much of the volume effect that was described above. In addition, Wireless Solutions products encountered some start up costs for new products, particularly in the fourth quarter and a product mix shift within RF modules products towards lower-priced standard products that are more price-competitive units that have lower margins.

Factors Influencing Gross Margins

Our gross margin continues to be influenced by several factors, both favorable and unfavorable, in any given period. Several normally favorable factors that influence gross margin also represent our long-term efforts to improve gross margins. These are as follows:

(1)	Shift in product mix between segments - Our Wireless Solutions segment products have a greater long-term potential for gross margins than our Wireless Components segment products. In the current year, gross margin for the Wireless Solutions segment was 39.6%, while the gross margin for the Wireless Components segment was 27.7%. A shift in sales between these segments either way could have a large impact on margins. For instance, the fact that the Wireless Solutions segment only represented 49% of total sales in the current year, compared to 56% in the previous year was a major reason why overall gross margins decreased from 36.3% in fiscal 2009 to 33.5% in fiscal 2010. Our strategy is to focus our product and market development efforts on increasing the portion of sales to products that have higher potential gross margins, primarily the Wireless Solutions products. For some time, we have focused our product and market development efforts on our Wireless Solutions segment. This does not mean that we will avoid taking advantage of opportunities to grow the Wireless Component sales if extensive additional resources are not required. We cannot assure you that this strategy regarding an improved product mix will be achieved in future periods. We expect that this volatility in gross margin related to product mix shifts between our segments will continue.

(2)	Shift in product mix within our segments - There are several product lines within each segment and many products within each product line. Given our wide variety of products, customers and applications, there are a wide variety of gross margin outcomes in any given period. We experience higher gross margins when we custom design for a specific customer than when we are selling a standard product in a commodity situation. We have historically seen volatility in our gross margins within each segment. In the current year, for instance, product mix shifts within each of our segments were the primary reason for a reduction in gross margins. In the Wireless Solutions segment, there was a reduction in sales to the medical market and increases in sales to other markets, which was a major contributor to a reduction in gross margins from 41.5% in fiscal 2009 to 39.6% in fiscal 2010. In the Wireless Components segment, there was a large increase in sales to automotive and consumer markets and a decrease in sales to the telecommunications and government markets, which was a major contributor to a decrease in gross margins from 29.7% to 27.7%. We target situations in which the technical aspects of our products command higher gross margins. However, our strategy is also to rapidly increase sales, which may result in an effort to increase sales for standard products in relation to custom products. This could result in an overall decrease in gross margins within a segment. We expect that this volatility in gross margin related to product mix shifts within our segments will continue to be a significant factor influencing gross margins.

(3)	Success in achieving ongoing cost reduction - Normally our segments have achieved manufacturing cost per unit reductions on a year-over-year basis. This was again achieved in our current year. This was also true for most of our individual product lines. This is our key strategy to offset the impact of decreasing average selling prices. We devote considerable resources to obtaining purchasing savings and in working with our suppliers and outside contractors to improve yields, increase productivity and to improve processes that result in lower costs. It is possible that while per unit cost savings are achieved, they may not be sufficient to offset the decline in average selling prices, as happened with both segments this year. We intend to continue our efforts to reduce manufacturing costs in future periods, although there is no assurance that this can be done.

(4)	Higher number of units sold or produced - This factor results in lower average unit cost due to relatively high fixed overhead costs being spread over a larger unit number of sales and production. Overhead costs include the cost of our staff that plans our operations and manages our contract manufacturing network and depreciation expense for manufacturing equipment. The cost of non-cash charges for inventory reserves are also considered overhead costs. Our overhead costs were essentially unchanged at approximately $4 million in fiscal 2010 compared to fiscal 2009. However, since sales increased 5%, overhead costs as a percentage of sales decreased 0.8%, which was a positive factor for our gross margins. Our plan is to increase sales volumes to achieve this result in future periods; however, there can be no assurance that we can do this. In fact, if sales volumes were to decrease in future periods, our average unit costs would rise, becoming an unfavorable factor. We believe sales volume will continue to have a very significant impact on future gross margins.

Normally unfavorable factors which influence gross margin, some of which are outside of our control, include, but are not limited to, the following:

(1)	Decrease in average selling prices - As discussed in the section entitled Sales, we normally experience a reduction in average selling prices in both of our segments and in virtually all of our product lines. The average selling price decreases for our segments this year were both in excess of 15%, although a portion of that was also due to shifts in product mix. We expect this trend will continue due to ongoing competitive pressures and the fact that newer products, like older products, are reaching sales levels at which customers expect volume-based pricing discounts.

(2)	The impact of non-cash charges for inventory reserves - Our business involves a high degree of technical change and our marketplace is very dynamic in that programs for specific customers come and go. New products go into production before final specifications are determined. Sometimes we need to order inventory before we have received an order from a customer in order to meet lead time expectations. All of these situations may result in excess or stranded inventory. We review our inventory in detail each quarter and establish reserves to cover anticipated losses from these situations. Provisions for inventory reserves were $967,000 in fiscal 2010, $720,000 in fiscal 2009, and $543,000 in fiscal 2008. We expect that we will continue to require significant inventory reserve provisions in future periods.

(3)	New products encounter ramp up costs associated with new manufacturing processes - We will continue to introduce new products into our contract manufacturers processes, and, therefore, we may be subject to unanticipated new product production costs that negatively affect our gross margin. This, in fact, occurred in fiscal 2010 as costs were incurred both in yield loss in production and as part of the inventory reserve provisions mentioned in the preceding paragraph. Given our strategy to introduce new products into the marketplace, we expect this expense will continue in future periods.

Research and Development Expense

Research and development expense was approximately $3.2 million, $4.0 million and $7.1 million in fiscal 2010, 2009 and 2008, respectively. The $0.8 million, or 18%, reduction from fiscal 2009 and the 44% decrease from fiscal 2009 to 2008 were primarily due to reductions in head count and other expenses related to our cost reduction efforts. See the section entitled “Impact of Economic Conditions and Our Response” for further information on this. $0.3 million of the decrease in the current year was due to a reduction in consulting expense for a completed project.

Approximately $0.9 million of the decrease in research and development expense from fiscal 2008 to fiscal 2009 was due to decreased amortization expense for acquired intangible assets. In both fiscal 2008 and 2009 we had significant impairments of amortizable intangible assets related to acquisitions. This was not a major factor in fiscal 2010 and we currently do not expect to incur any amortization expense for acquired intangible assets in future periods. See the section entitled “Amortization and Impairment of Increased Asset Values Related to Fair Value of Acquired Businesses” for further details.

Research and development expenses were 10% of sales in the current year, 12% of sales in fiscal 2009 and 13% of sales in fiscal 2008. These expenses decreased 18%, while sales increased 5%. We believe that we have retained the core engineering capabilities we need to continue to develop products and service our customers, and that the continued development of our technology and new products is essential to our growth and success. While there was a significant reduction in the current year, we believe that we retain sufficient resources to support our growth strategy for the Wireless Solutions segment and adequate support to maintain our Wireless Components segment. Currently our focus is on developing new RF modules, RFICs and new versions of our Virtual Wire® Short-range Radio products for industrial and medical applications.

In recent quarters, research and development expense has slightly increased due to our recent efforts to increase product development, including an increase in head count. Going forward, in the near term we expect to incur similar or slightly increased research and development expense from the levels we incurred in our fourth quarter.

Sales and Marketing Expense

Sales and marketing expense was $4.8 million, $5.1 million and $8.4 million in fiscal 2010, 2009 and 2008, respectively. The $0.3 million, or 6%, reduction from the prior year and the larger decrease from 2008 was primarily due to reductions in head-count and other expenses related to our cost reduction efforts. See the section entitled “Impact of Economic Conditions and Our Response” for further information on this. Partially offsetting the cost reduction efforts in fiscal 2010 was an increase in sales commission expense resulting from increased sales. Sales commission expense decreased in fiscal 2009 compared to fiscal 2008 due to decreased sales.

Sales and marketing expenses were 14% of sales in fiscal 2010, compared to 16% of sales in fiscal 2009 and fiscal 2008. These expenses decreased 6%, while sales increased 5%. We continue to improve our sales channels by adding or changing sales representative firms and distributors. We intend to pursue increased sales aggressively in future periods, particularly for Wireless Solutions products. We believe that the greater technical content of the Wireless Solutions business and our growth strategy requires the current level of sales and marketing expenses as a percentage of sales, at least for the foreseeable future.

In recent quarters sales and marketing expense has slightly increased due to our recent efforts to increase sales activities, including our recent awareness campaign. Going forward, in the near term we expect to incur similar or slightly increased sales and marketing expense from the levels we incurred in our fourth quarter, except for sales commission expense which will fluctuate in line with sales levels.

General and Administrative Expense

General and administrative expense was $2.3 million, $3.3 million and $4.3 million in fiscal 2010, 2009 and 2008, respectively. Fiscal 2010’s $1.0 million, or 30%, decrease from the prior year, resulted primarily from reductions in headcount and other expenses related to our cost reduction efforts. See the section entitled “Impact of Economic Conditions and Our Response” for further information.

General and administrative expense was 7% of sales in the current year, compared to 10% of sales in fiscal 2009 and 8% in fiscal 2008. The decrease in general and administrative expense as a percent of sales results from a reduction in expense of 29% even with an increase in sales of 5%. We have significant remaining fixed costs related to managing the business and fulfilling our obligations as a public company.

Our fourth quarter General and administrative expense was $0.1 million lower than recent quarters due to lower costs for professional fees, including the effect of the elimination of the requirement to have our internal control over financial reporting audited by outside auditors due to the Sarbanes Oxley Act, or SOX. Going forward, in the near term we expect to incur slightly increased general and administrative expense from the levels we incurred in our fourth quarter.

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

There was no restructuring expense for the current year, compared to $444,000 in fiscal 2009 and $858,000 in fiscal 2008. Restructuring and impairment expense is summarized in Note 17 to our consolidated financial statements.

Impairment Expense – Goodwill and Intangibles

We are required to perform annual testing of goodwill and indefinite-lived intangible assets for impairment. First, there is a preliminary test to determine if there is an indication of impairment. We test goodwill annually by comparing the estimated fair value of our reporting unit (Cirronet) with recorded goodwill to its carrying value. If there is, further tests are performed in each year in which a fair market value assessment was made for both our goodwill and our other intangible assets and compared to our balance sheet net book values for these assets. The book values on the balance sheet had originally been established using appropriate methods under a similar process performed at the time of the Cirronet acquisition. Those values were partially dependent on various factors, including a forecast of future sales and cash flows of products to be sold to M2M markets. The current fair value assessment is also based upon many of those same factors, including a current forecast of sales and cash flows for the various products related to the intangible assets.

The results of this testing was no intangible asset impairment expenses in the current year, compared to $1.6 million in fiscal 2009 and $15.7 million in fiscal 2008. Restructuring and impairment expense is summarized in Note 17 to our consolidated financial statements.

In fiscal 2008, we noted a delay in sales to the M2M market. These delays were due to various factors, including some that were out of our control, such as: delays in obtaining industry standards on specifications; delays in availability of key components for products; program delays on the part of the customer; general economic conditions causing customers to delay projects; and other factors. Our competitors in the same space had experienced similar delays in obtaining expected sales increases. The sales forecast we made in fiscal 2008 under existing economic conditions reflected these delays, moving expected sales increases further into the future. Also in fiscal 2008, we made the decision to discontinue the Aleier operations. As a result, we wrote off the $1.9 million balance of intangible assets associated with Aleier. This charge is included in the results of discontinued operations in that year. The resulting impairment expense was $15.7 million.

In fiscal 2009, we noted a very significant economic downturn, as detailed in the section above entitled “Impact of Economic Conditions and Our Response.” In particular, we noted significant impact on sales for European surveying and telemetry applications, which normally are some of the largest applications for Cirronet products. The impact of the economic downturn on construction related activity has had negative impact on these applications. The resulting impairment expense was $1.6 million.

As a result of these impairments, amortization expense for fiscal 2010 and beyond has been eliminated. There remains only $925,000 in goodwill and an indefinite-lived intangible asset related to the Cirronet acquisition on our balance sheet as of August 31, 2010 which remains subject to an annual impairment test. We continue to believe the Cirronet RF module products represent a key building block for our Wireless Solutions strategy.

Total Operating Expenses

Operating expenses were $10.4 million in the current year, compared to $14.4 million for fiscal 2009 and $36.3 million in fiscal 2008. The largest variations in expense between these years were restructuring and fixed asset impairment expense and impairment expense of goodwill and other intangible assets. The combination of those expenses was zero in fiscal 2010, $2.0 million in fiscal 2009 and $16.5 million in fiscal 2008.

Without restructuring and fixed asset impairment expense and impairment expense of goodwill and other intangible assets, operating expenses would have been $12.4 million in fiscal 2009 and $19.8 million in fiscal 2008. The reductions in expense have been primarily due to the impact of our various cost reduction efforts, especially those outlined in the section above entitled “Impact of Economic Conditions and Our Response.”

Thus, the reduction in operating expenses of $4.0 million in fiscal 2010 compared to fiscal 2009 was primarily due to $2.0 million in lower restructuring expense and intangible asset impairment expenses and $2.0 million in net cost reductions as a result of our cost reduction program. In fiscal 2009, expenses were further reduced because of lower sales commissions resulting from lower sales and reduced amortization of acquired intangible assets resulting from impairments.

Operating expenses were 31% of sales for fiscal 2010, compared to 45% in fiscal 2009 and 66% in fiscal 2008. Our strategy has been to closely control our expenses relative to sales to return to profitability and we have taken a series of cost reduction actions to bring this about. This in fact has occurred in fiscal 2010, as measured by income from operations, which has amounted to $0.9 million and net income of $0.3 million.

We have recently adjusted our strategy to allow for small investments to support a growth strategy. In addition, we have restored the salary reductions we initiated as part of our cost reduction program. As a result, in the near term we expect to incur the same or slightly increased operating expense from the levels we incurred in our fourth quarter, while sales commission expense will continue to fluctuate with sales.

Other Income (Expense)

Other expense was $606,000 this year, compared to $647,000 in fiscal 2009 and $568,000 in fiscal 2008. The primary expense for all three years was interest expense, which decreased throughout these periods as we paid down the outstanding bank debt. Interest rates increased in fiscal 2009 as a result of our non-compliance with covenants, but decreased in fiscal 2010 because of a new agreement with a new primary lender. Other expense for 2010 included the first quarter early termination fees and other costs of $160,000 related to our decision to terminate our existing senior lending agreement with Wells Fargo, as discussed above in the section entitled “Banking Agreements”. The early termination fees have been partially offset by the lower costs of our new bank agreement with ViewPoint Bank.

Going forward, in the near term we expect to incur similar or slightly decreased non-operating expense from the levels we incurred in our fourth quarter.

Income Tax Expense (Benefit)

We recorded small net income tax expense of $2,000 in fiscal 2010 and income tax benefits of $99,000 in fiscal 2009 and $125,000 in fiscal 2008. The prior years were unusual in that we had deferred tax benefits resulting from the intangible asset impairments that did not recur this year.

In fiscal 2007 we recorded a net $421,000 deferred tax liability related to our acquisition of Cirronet, with the difference being adjusted to goodwill, rather than profit and loss. In both fiscal 2009 and 2008, we recorded a deferred tax benefit related to the impairment of intangible assets. The deferred tax benefit amounts were $13,000 in fiscal 2010, $111,000 in fiscal 2009 and $185,000 in fiscal 2008. This reduced the net deferred tax liability to $125,000 at the end of fiscal 2010.

In recent years, we recorded small provisions for state income tax or in some cases adjustments to alternative minimum federal and state income tax accruals. Since fiscal 2001, we have fully reserved, in a non-cash charge, all deferred tax assets that had been recorded. We continue to maintain a substantial valuation allowance on our deferred tax assets due to our historical losses and a limited history of taxable income.

We retain the tax benefits that have been reserved and we will realize the benefits in future periods to the extent we are profitable. As of the end of the current year, we have income tax carryforwards and other potential tax benefits available to reduce future federal taxable income by approximately $25 million as explained in Note 15 to our consolidated financial statements. The net operating loss (“NOL”) carryforwards begin to expire on August 31, 2020.

Going forward, we expect to record relatively small income tax provisions until the recovery of deferred tax assets is more likely than not.

Discontinued Operations

In fiscal 2008, we made the decision to discontinue the activities of our Aleier subsidiary subject to satisfaction of existing contractual commitments. Aleier represented the software and services portion of our Wireless Solutions business. We did not see the increase in sales we expected from Aleier. The software and services business required, and would likely have continued to require, a very large ongoing investment, and was not yet profitable. We determined that the costs of supporting the business were greatly in excess of our near-term revenue potential for software and services.

The net loss from discontinued operations was zero in fiscal 2010, $157,000 in fiscal 2009 and $4.7 million in fiscal 2008. Virtually all the operations of this business have been wound down.

Going forward, we expect that the results of operations and effect on future cash flows for the discontinued operation will minimal.

Earnings (Loss) per Share

Net income for the current year was $312,000, compared to a net loss of $3.5 million in fiscal 2009 and a net loss of $20.9 million for fiscal 2008. Our basic and diluted earnings per share was $0.03 for fiscal 2010, compared to a loss of $0.35 for fiscal 2009, and $2.17 for fiscal 2008.

The current year did not have any material unusual charges, while the previous two years were materially effected by unusual charges. The $3.5 million loss for fiscal 2009 includes $2.1 million for four unusual charges, including $1.6 million for impairment expense for goodwill and other intangibles assets, $0.4 million for restructuring expense and $0.2 million loss from discontinuing operations, offset by a deferred tax effect credit of $0.1 million. The $20.9 million net loss for fiscal 2008 included $21.0 million in four unusual charges, including $15.7 million for impairment expense for goodwill and other intangibles assets, $4.7 million for the loss from discontinuing operations and $0.8 million in restructuring costs, partially offset by a deferred tax effect credit of $0.2 million. See the sections above entitled “Restructuring and Fixed Asset Impairment Expense” and “Impairment Expense – Goodwill and Intangibles” for additional information on these unusual charges.

Outside of these unusual charges, net income in fiscal 2010 increased approximately $1.7 million in comparison to fiscal 2009. This was primarily a result of a $2.0 million decrease in operating expenses as a result of our cost reduction program. This was partially offset by a $0.4 million reduction in gross profit as a result of reduced gross margins due to shifts in product mix. We were profitable at the net income level for three of the four quarters and the year. The only quarter we were unprofitable was the first, during which we changed lenders and incurred related termination charges.

Outside of these unusual charges, fiscal 2009 income decreased $1.5 million in comparison to fiscal 2008. Gross profit in fiscal 2009 decreased by $8.9 million due to lower sales and slightly decreased gross margins. This was partially offset by $7.5 million less in operating expenses. The effects of the economic downturn and our response to it are evident when looking at quarterly net income or loss for 2009. We were at near breakeven in our first quarter, before we experienced any significant impact of the recession. In the second quarter, with a 42% reduction in sales we experienced a loss of over $1 million even when restructuring costs are excluded. In our third quarter, on the same sales our cost reduction efforts started to take effect and we lost less than $0.5 million when restructuring and impairment expenses are excluded. In our fourth quarter, with a 15% recovery in sales and full effect of our cost reduction effort, we returned to profitability.

Fourth Quarter of Fiscal 2010

Unaudited quarterly financial data is presented in Item 6 - Selected Financial Data.

Sales for the fourth quarter of $8.6 million increased 14%, compared to $7.5 million in the comparable quarter of the prior year, but was essentially flat with sales of the previous quarter. The sales changes in the current quarter compared to the comparable quarter of the prior year were primarily due a significant increase in the number of units shipped for most of both of our segments due to economic recovery in the markets served. These increases were partially offset by reductions in average selling prices in each segment resulting from both shifts in product mix and competitive pressures.

Sales for our Wireless Components segment increased 38% in comparison to the prior year, primarily due to a 68% increase in the number of units sold. These products primarily are sold to the automotive, consumer and telecommunications markets. Sales to the automotive and consumer markets together increased 85% over the comparable quarter of the prior year, as satellite radio and other applications experienced a very strong economic recovery from the very depressed levels of a year ago. Sales to the telecommunications market were still down 15% from the prior year. Partially offsetting the increase in the number of units sold was an 18% decrease in average selling prices in comparison to the prior year. This decrease was due to three factors: (a) a product mix shift in which there was large increase in the number of units sold of relatively lower-priced satellite radio filters to the automotive and consumer markets and a decrease in the number of units sold of relatively higher-priced filters to the telecommunications market (b) continuing price pressures in this very competitive market, including the ramp up of new filter programs at lower prices and (c) the absence of a very-high priced frequency control program for military grade products that occurred in the prior year.

Sales for our Wireless Components segment increased 5% from the previous quarter as sales to several markets increased, although sales to the automotive market deceased 16% due to lower production schedules. The resulting shift in product mix actually resulted in an increase in average selling prices in comparison to the previous quarter, which is not the normal trend.

Sales for our Wireless Solutions segment, on the other hand, decreased 5% from the comparable quarter of the prior year, primarily as a result of a 25% decrease in average selling prices. These products primarily are sold to the industrial and medical markets, which together decreased 6% from a year ago. However, the trends in these two markets differed. Sales to the industrial market increased 52% in comparison to the prior year due to economic recovery in the markets served, including for RF module products for surveying and telemetry applications, which had been adversely affected by a low level of construction activity earlier in the year. The increase in industrial sales was the primary reason for the overall increase in the number of units sold. Sales to the medical market, however, declined 75% from the comparable quarter of the prior year. A year ago, activity was very high. In the fourth quarter, there was a customer requested reduction in orders to correct an over inventory situation. In addition, there were some delays in shipping relatively new units, which limited deliveries. We anticipate that these delivery issues will be alleviated in our next quarter. This significant reduction in sales to the medical market was the primary reason for the reduction in average selling prices that occurred for our Wireless Solutions segment this quarter, as these are relatively higher priced units.

Sales for our Wireless Solutions segment decreased 9% in the fourth quarter in comparison to the third quarter due to an 11% decrease in average selling prices. The decrease in average selling prices was primarily due to a 60% decrease in sales of relatively higher-priced products to medical markets, due to the customer requested inventory reduction efforts and the delays in shipping mentioned above.

Gross profit margin was 33.1% for the fourth quarter, compared to 37.4% for the comparable quarter of the prior year and 33.8% for the previous quarter. The decrease in gross margin from both the prior year and the previous quarter was primarily due to the impact of unfavorable shifts in product mix and lower average selling prices. There was an unfavorable shift in product mix between our two segments in comparison to prior periods. The higher gross margin Wireless Solutions products were only 47% of total sales, compared to 56% in the comparable quarter of the prior year and 50% on the previous quarter. Another reason for the reduction in gross margin in comparison to the prior year and the previous quarter was a reduction in individual segment gross margins. Gross margin for our Wireless Components segment decreased from 40.0% in the comparable quarter of the prior year to 32.1% in the fourth quarter, although they did increase from 25.8% in the third quarter. The prior year gross margin was abnormally high, primarily due to a very profitable frequency control order for a military grade product which did not recur this year. The current quarter product mix shift to the automotive market and its impact on average selling prices also was a negative factor for gross margin in comparison to last year. In contrast, the product mix shift to lower automotive sales was a favorable factor in comparison to the previous quarter.

Gross margins for our Wireless Solutions segment decreased from 41.7% in the previous quarter and 35.4% in the comparable quarter of the prior year to 34.1% in the current quarter. The product mix shift involving lower sales to the medical market and the impact that had on average selling prices was the primary reason for these decreases in gross margin. In addition, we incurred some additional manufacturing costs related to the introduction of relatively new products in the current quarter. Shifts in product mix continue to be a very volatile factor impacting our gross margins and we do not expect that to change.

Operating expenses for the fourth quarter were $2.7 million, compared to $2.6 million for the comparable quarter of the prior year and $2.6 million for the previous quarter. The small increase from the previous year was due to increased expenses involved with our awareness campaign and increased research and development funding for our Wireless Solutions products. This was partially offset by a $99,000 reduction in general and administrative expenses in the fourth quarter, largely due to lower costs for professional fees, including the effect of the elimination of the requirement to have our internal control over financial reporting audited by outside auditors due to SOX.

Net income was $21,000 in the fourth quarter, compared to $62,000 the comparable quarter of the prior year and $219,000 in the third quarter. Gross profit was almost the same in the current quarter compared to the prior year, however operating expenses were $133,000 higher due to selling and marketing expenses on higher sales. Non-operating expenses were $71,000 lower due to a lesser amount borrowed and lower interest rates. Gross profit was $114,000 lower in the fourth quarter than the third quarter and operating expenses were $122,000 higher.

Financial Condition

Financing Arrangements

In our first quarter, we entered into a new senior secured credit facility, or facility, with ViewPoint Bank, with whom we already had an existing mortgage relationship. In the second quarter, the facility was funded and we used the proceeds to repay and terminate our existing bank and forbearance agreement with Wells Fargo. See the section above entitled “Banking Agreements” for additional information.

This $5 million facility is a revolving line-of-credit that had an initial term of one year, ending on November 30, 2010. Subsequent to fiscal 2010 year-end, this agreement was renewed on similar terms for two years, until November 30, 2012. Advances under the renewed facility are based on eighty percent of eligible accounts receivable and fifty percent of eligible finished goods inventory, subject to a $1 million maximum on eligible finished goods inventory. The interest rate on line of credit borrowings under our renewed facility is the higher of the Wall Street Journal Prime Rate plus 2% or the floor rate of 7%. The interest rate on current borrowings is 7%.

Under the renewed agreement, we have quarterly financial covenants that consist of: i) a current ratio of at least 1.0; and ii) a minimum net worth of $5.5 million. Our internal business plans indicate that we should be able to meet our covenants, but there is no assurance that this will happen. Should there be a violation of one or more of the financial covenants and we are unable to negotiate a waiver or amendment, the maturity of our debt could be accelerated.

While we incurred $160,000 in termination fees and other related costs in the first fiscal quarter, we believe there are numerous advantages to the new agreement. First, it allowed us to end our forbearance status with Wells Fargo. Next, the new financial covenants and other restrictions have provided us increased flexibility to manage our operations. Loan costs and banking fees are much lower under the new banking agreement, a primary reason that non operating expenses have decreased $50,000 or more per quarter. Lastly, we believe this new facility and its recently approved two year renewal to November 2012, has allowed us to concentrate on long term growth of our business.

At August 31, 2010, we maintained access to our revolving line of credit, which had a loan balance of $2.1 million. Additional loan advances of approximately $2.9 million were available based on our year end balance sheet. Our revolving line of credit facility and its status are described in Note 8 to our consolidated financial statements included in this report.

Liquidity

Liquidity at August 31, 2010 consisted primarily of $0.6 million of cash and our revolving line of credit facility had a loan availability of approximately $2.9 million based upon our year-end balance sheet and the resulting borrowing base which consists of eligible accounts receivable and inventory. Our primary long-range strategy for providing liquidity is to manage our costs in relation to our projected sales levels (see section above entitled “Impact of Economic Conditions and Our Response”) in a way that will maximize Adjusted EBITDA (see the section above entitled “Actions to Improve Liquidity”). We believe our current cost structure is capable of generating positive Adjusted EBITDA absent further material changes in revenue or expenses. In addition, since we have an outsourced supply chain and have retained significant resources to seek additional sales, we believe we are capable of significantly increasing sales without significant additional fixed expenses.

Net cash provided from our operating activities in the current year was $1.2 million, compared to $4.2 million in fiscal 2009 and $0. 8 million used in operating activities in fiscal 2008. We have experienced a trend of positive operating cash flow for many years. This was accelerated in fiscal 2009 as we aggressively reduced working capital to generate liquidity in response to the recession. In that year, we reduced working capital by $3.7 million as receivables decreased in line with lower sales and we aggressively reduced inventory. In fiscal 2010, the situation was much different as we benefited from an increase in sales, reduced costs and much improved profitability. Net income adjusted for non-cash items was $2.7 million in the current year, compared to only $0.6 million in fiscal 2009 and $0.2 million in fiscal 2008. See table in the section entitled “Actions to Improve Liquidity” for details of net income adjusted for non-cash items. Working capital increased $1.5 million in 2010 as we needed to increase receivables and inventory (before reserves) to support increased sales.

In comparing fiscal 2010 and fiscal 2009, there was a reduction in positive operating cash flow. The primary reason for decreased cash provided by operations was that we required $1.5 million of cash to fund an increase in working capital this year resulting from increased sales, compared to $3.7 million net cash provided by a decrease in working capital in the prior year during a period of decreased sales. This was a $5.2 million decrease in operating cash flow from working capital items from the prior year. This was partially offset by an improvement in net income adjusted for non-cash items of almost $2.2 million due to increased sales and lower costs.

This difference in working capital items between the current year and the prior year is largely a function of differing sales trends. The increase in working capital in the current year was necessary due to a 14% increase in sales in comparison to the comparable quarter of the prior year. To support this growth, we needed to increase receivables and inventory by $1.5 million. In the prior year, sales decreased approximately 41%. As a result, collections exceeded shipments for accounts receivable by $3.8 million. Also in the last year we were able to reduce gross inventory by $3.8 million, although this was largely offset by the requirement to pay down accounts payable and other accruals by $3.9 million. In accordance with the terms of our collateralized asset banking facility, the funds generated by decreased working capital in the prior year were largely used to pay down our bank debt.

So far, we have seen limited impact of slower payments from customers due to economic conditions as our days-sales-outstanding remains in the mid-fifties. Despite our exposure to the automotive business, past due customer receivable accounts remain minimal. We no longer receive favorable payments terms from our customers that we negotiated last year. In fact, we paid back $411,000 in advance payments in the current year, reducing accrued liabilities. We expect to repay the remaining $289,000 in advance payments in the next quarter. We continue to manage our inventory very aggressively, but given the longer lead times for commodities like packages and integrated circuits, we have increased gross inventory by $1.0 million to improve service to our customers. We are less concerned about the potential for delayed or lost sales as a result. We remain current to normal terms with our suppliers.

In the long run, our primary source of cash is net income adjusted for non-cash items such as depreciation and amortization. See table in the section entitled “Actions to Improve Liquidity” for details of net income adjusted for non-cash items. Due to increased sales and lower costs, our net income adjusted for non-cash items is a positive $2.7 million this year, compared only $0.6 million last year and $0.2 million in the year before that. This improvement is because we have adjusted our business model to generate a positive Adjusted EBITDA at current sales levels, as discussed in the section above entitled “Actions to Improve Liquidity”.

Operating cash flow for the current quarter was a positive $0.8 million, primarily as a result of a positive $0.6 million in net income adjusted for non-cash items. In addition, there was $0.2 million generated from lower working capital requirements, which was largely due to a $0.3 million increase in accounts payable resulting from an increase in inventory receipts late in the quarter, which also caused a $0.2 million increase in inventory. Going forward, we would expect to generate a positive operating cash flow during periods when working capital requirements are approximately neutral or better. However, operating cash flow may be negative in periods when sales are increasing significantly.

Cash used in investing activities was $0.2 million in the current year, compared to zero for the prior year. The primary investment was for capital spending. Capital spending was $0.2 million this year. In the prior two years, capital spending was offset by proceeds from dispositions of property and equipment, most of which has now been sold. Capital spending under our fabless business model has remained low and we expect to acquire only up to $0.5 million of capital equipment in fiscal 2011.

Net cash used in financing activities was $1.0 million in the current year compared to $4.9 million in the prior year. In both years, the primary use of cash was to pay down bank debt and acquisition-related liabilities. In fiscal 2010, we paid down a net of $1.5 million on these liabilities and in fiscal 2009 we paid down $4.9 million. We substantially reduced our bank debt in the prior year because of cash generated from improved cash flow.

In fiscal 2010, we raised $0.7 million in equity in a stock sale at a $1.31 price to Murata Electronics North America, Inc. We initially used the proceeds to pay down bank debt. Only $2.9 million of total bank debt remained as of August 31, 2010. In fiscal 2009, we used the proceeds of a $0.9 million mortgage on our Dallas, Texas facility to pay off our remaining term debt and a portion of our revolving facility with our senior lender.

As of August 31, 2010, we had approximately $2.9 million of borrowing availability under our current credit agreement based upon our year-end balance sheet and our resulting borrowing base which is derived from trade accounts receivable and inventory.

While we reported positive operating cash flows in recent years, a reduction in sales or gross margins or changes in working capital could occur due to economic or other factors. We believe that cash generated from operations, our cash balances and the amounts available under our banking agreement will be sufficient to meet our cash requirements for fiscal 2011. If for any reason these sources of funds are not sufficient to meet our requirements, we may be required to raise additional funds. We cannot guarantee that we would be able to obtain additional financing. Should that happen, there could be a material adverse impact on one or more of our business, financial condition or results of operations.

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

Any forward-looking statement speaks only as of the date on which such statement was made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement was made, nor will we necessarily make statements in advance to reflect the occurrence of unanticipated events. New factors emerge from time-to-time and it is not possible for us to predict all such factors. We cannot assess the impact of each new or old factor on our business. We also cannot determine the extent to which a factor or combination of factors might cause future results to differ materially from those contained in any forward-looking statement.

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

Our management assessed the effectiveness of our internal controls over financial reporting as of August 31, 2010, utilizing the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management believes that as of August 31, 2010, our internal controls over financial reporting are effective.

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

PART IV.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1.	Financial Statements. Financial statements are attached as Appendix A to this report. The index to the financial statements is found on page F-1 of Appendix A.

(a) 2.	Financial Statement Schedules. All schedules are omitted since the required information is not present or is not present in amounts sufficient to require a submission of the schedules, or because the information required is included in the financial statements and notes thereto.

(a) 3.	Exhibits. See Exhibit Index in part (b) below.

(b)	Exhibit Index

Exhibits	Previously Filed*	As Exhibit	Description

2.1	Form 8-K (filed 8/28/06)	2.1	Agreement and Plan of Merger dated as of August 24, 2006 by and among the Registrant, CI Acquisition, Inc., Cirronet Inc. and certain other parties thereto

2.2	Form 8-K (filed 8/28/06)	2.2	Agreement and Plan of Merger dated as of August 24, 2006 by and among the Registrant, Aleier Inc., Caver-Morehead Systems, Inc. and the shareholders of Caver-Morehead Systems, Inc.

2.3	Form 8-K (filed 8/28/06)	10.1	Form of Voting and Option Agreement dated as of August 24, 2006 between the Registrant and certain shareholders of Cirronet Inc.

3.1	Form 10-K (Year ended 8/31/94)	3.1	Restated Certificate of Incorporation

3.2	Form 10-K (Year ended 8/31/94)	3.2	Bylaws

4.1			Reference is made to Exhibits 3.1 and 3.2

4.2	Form 8-K (filed 12/29/94)	4.3	Rights Agreement dated as of 12/20/94

4.3	Form 8-K (filed 8/19/96)	4.4	First Amendment to Rights Agreement dated 8/14/96

Exhibits	Previously Filed*	As Exhibit	Description

4.4	Form 10-Q (Quarter ended 11/30/00) (filed 1/16/01)	4.5	Second Amendment to Rights Agreement dated 12/11/00

4.5	Form 8-A/A (Amendment No. 2) (filed 12/17/04)	4.6	Third Amendment to Rights Agreement between Registrant and Equiserve Trust Company, National Association, successor to Fleet National

4.6	Form 10-K (Year ended 8/31/05) (filed 11/17/05)	4.9	Specimen Stock Certificate

4.7	Form 8-K (filed 11/12/09)	4.1	Fourth Amendment to Rights Agreement between Registrant and Computershare Trust Company, N.A. (formerly known as EquiServe Trust Company, N.A.)

10.1	Form 10-Q (Quarter ended 2/28/01) (filed 4/16/01)	10.46	Warrant Agreement between Registrant and Wells Fargo Business Credit, Inc. dated as of 12/8/00

10.2	Form 10-Q (2001) (Quarter ended 5/31/01) (filed 7/13/01)	10.51	Manufacturing Agreement between Registrant and Automated Technology (Phil.) Inc. Electronics Corporation dated 2/22/01

10.3	Form 10-K (Year ended 8/31/01) (filed 11/29/01)	10.59	Amendment 1 to Manufacturing Agreement between Registrant and Automated Technology (Phil.) Inc. Electronics Corporation dated 7/19/01

10.4	Form 10-K (Year ended 8/31/02) (filed 11/21/02)	10.72	Product Agreement between Registrant and Tai-Saw Technology Co., LTD dated 9/1/002

10.5	Form 10-K (Year ended 8/31/03) (filed 11/20/03)	10.90	Chairman of the Board of Directors Service Agreement between the Registrant and Michael Bernique dated 5/31/03

10.6	Form 10-K (Year ended 8/31/04) (filed 11/18/04)	10.96	Amended and Restated Manufacturing and Technical Support Agreement between Registrant and Morioka Seiko Instruments, Inc. dated 6/11/04

10.7	Form 8-K (filed 10/27/05)	10.99	Omnibus Cash Incentive Plan of 2005

10.8	Form 8-K (filed 10/27/05)	10.100	Management Incentive Plan of 2005

Exhibits	Previously Filed*	As Exhibit	Description

10.9	Form 10-K (filed 11/17/05)	10.19	1994 Non-employee Director’s Stock Option Plan, as amended

10.10	Form 10-K (filed 11/17/05)	10.20	1994 Notice of Grant of Stock Options and Grant Agreement

10.11	Form 10-K (filed 11/17/05)	10.22	1997 Notice of Grant of Stock Options and Grant Agreement

10.12	Form 10-K (filed 11/17/05)	10.23	1999 Equity Incentive Plan, as amended

10.13	Form 10-K (filed 11/17/05)	10.24	1999 Notice of Grant of Stock Options and Grant Agreement

10.14	Form 8-K (filed 11/22/05	10.26	Executive Sales Incentive Plan of 2005

10.15	Form 8-K (filed 12/19/05	10.27	Form of Restricted Stock Unit Award

10.16	Form 8-K (filed 1/23/06)	99.1	Employee Stock Purchase Plan as Amended

10.17	Form 8-K (filed 1/23/06)	99.2	1997 Equity Incentive Plan as Amended

10.18	Form 8-K (filed 8/28/06)	10.2	Employment Agreement dated as of August 24, 2006 between Registrant and Robert M. Gemmell

10.19	Form 10-K (filed 11/20/06)	10.33	Form of Lock-Up Agreement for the stock of Registrant and Executive shareholders of Cirronet Inc.

10.20	Form 10-K (filed 11/20/06)	10.34	Form of Lock-Up Agreement for the stock of Registrant and General shareholders of Cirronet Inc.

10.21	Form 8-K (filed 1/22/07)	99.1	2006 Equity Incentive Plan

10.22	From 10-Q (Quarter ended 5/31/07) (filed 7/13/07)	10.4	Omnibus Incentive Plan of 2007

10.23	From 10-Q (Quarter ended 5/31/07) (filed 7/13/07)	10.5	Management Incentive Plan of 2007

Exhibits	Previously Filed*	As Exhibit	Description

10.24	Form 10-K (filed 11/29/07)	10.30	Manufacturing Agreement between Registrant and Tai-Saw Technology Co., LTD dated August 31, 2007

10.25	Form 10-K (filed 11/24/08)	10.29	Form of Indemnity Agreement entered into by the Registrant and each of its officers and directors

10.26	Form 10-K (filed 11/24/08)	10.31	Form of Amended and Restated Change in Control Agreement for certain officers.

10.27	Form 10-Q (Quarter ended 2/28/09) (filed 4/14/09)	10.34	Non-Employee Director Stock Purchase Plan.

10.28	Form 10-Q (Quarter ended 2/28/09) (filed 4/14/09)	10.35	Long Range Incentive Plan of 2009.

10.29	Form 10-Q (Quarter ended 2/28/09) (filed 4/14/09)	10.36	Form of Restricted Stock Unit Award Letter.

10.30	Form 10-Q (Quarter ended 5/31/09) (filed 7/15/09)	10.38	Commercial Loan Agreement (Commercial – Single Advance) between Registrant and Viewpoint Bank dated April 13, 2009.

10.31	Form 10-Q (Quarter ended 5/31/09) (filed 7/15/09)	10.39	Promissory Note (Commercial – Single Advance) made by Registrant payable to Viewpoint Bank dated April 13, 2009.

10.32	Form 10-Q (Quarter ended 11/30/09) (filed 1/13/10)	10.40	Commercial Loan and Security Agreement (Revolving Draw Loan) between Registrant and Viewpoint Bank dated November 30, 2009.

10.33	Form 10-Q (Quarter ended 11/30/09) (filed 1/13/10)	10.41	Promissory Note (Commercial - Revolving Draw) agreement made by Registrant payable to Viewpoint Bank dated November 30, 2009.

10.34	Form 10-Q (Quarter ended 2/28/10) (filed 4/13/10)	10.42	Manufacturing Agreement between Registrant and Tai-Saw Technology Co., LTD dated February 15, 2010.

10.35			Modification Agreement dated August 6, 2010 to Promissory Note (Commercial-Revolving Draw) between Registrant and Viewpoint Bank dated November 30, 2009.

Exhibits	Previously Filed*	As Exhibit	Description

10.36	Form 8-K (filed 8/24/10)	99.1	Stock Purchase Agreement between Registrant and Murata Electronics North America, Inc. dated August 23, 2010.

23.1			Consent of McGladrey & Pullen LLP, Independent Registered Public Accounting Firm

24.1			Power of Attorney**

31.1			Certification Pursuant to Section 302 of Sarbanes - Oxley Act of 2002 for CEO

31.2			Certification Pursuant to Section 302 of Sarbanes - Oxley Act of 2002 for CFO

32.1			Certification Pursuant to Section 906 of Sarbanes - Oxley Act of 2002 for CEO

32.2			Certification Pursuant to Section 906 of Sarbanes - Oxley Act of 2002 for CFO

*	Incorporated herein by reference.
**	Filed on the signature page of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, RF Monolithics, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 22nd day of November, 2010.

RF MONOLITHICS, INC.

By:	/S/ DAVID M. KIRK
David M.Kirk
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of RF Monolithics, Inc. and in the capacities indicated on the 22nd day of November, 2010.

/S/ DAVID M. KIRK	/S/ WILLIAM L. EVERSOLE
David M. Kirk	William L. Eversole
CEO, President & Director	Director

/S/ HARLEY E BARNES III	/S/ RICK L. HERRMAN
Harley E Barnes III	Rick Herrman
CFO	Director

/S/ MICHAEL R. BERNIQUE	/S/ JONATHAN W. LADD
Michael R. Bernique	Jonathan W. Ladd
Chairman	Director

APPENDIX A

FINANCIAL STATEMENTS

RF MONOLITHICS, INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS -

ITEM 8 OF FORM 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of RF Monolithics, Inc.:

We have audited the accompanying consolidated balance sheets of RF Monolithics, Inc. and Subsidiaries as of August 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended August 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RF Monolithics, Inc. and Subsidiaries as of August 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ MCGLADREY & PULLEN, LLP

Dallas, Texas

November 22, 2010

RF MONOLITHICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AUGUST 31, 2010 AND 2009

(In Thousands, except par value)

	2010	2009
ASSETS
CURRENT ASSETS:
Cash	$631	$585
Trade receivables - net	5,269	4,748
Inventories - net	5,011	5,015
Prepaid expenses and other	322	315

Total current assets	11,233	10,663

PROPERTY AND EQUIPMENT - Net	1,671	2,223
GOODWILL	556	556
INTANGIBLES	369	369
OTHER ASSETS - Net	381	645

TOTAL	$14,210	$14,456

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long term debt - bank	$60	$3,706
Capital lease obligations - current portion	20	41
Accounts payable - trade	2,508	2,169
Accrued expenses and other current liabilities	1,386	1,755

Total current liabilities	3,974	7,671

LONG-TERM DEBT - Less current portion:
Long term debt - bank	2,860	820
Capital lease obligations	35	55

Total long-term debt	2,895	875

DEFERRED TAX LIABILITIES	125	125

Total liabilities	6,994	8,671

STOCKHOLDERS’ EQUITY:
Common stock: $.001 par value, 20,000 shares authorized; 10,726 and 10,018 shares issued in 2010 and 2009, respectively	11	10
Additional paid-in capital	51,649	50,531
Common stock warrants	86	86
Treasury stock, 36 common shares at cost	(227)	(227)
Accumulated deficit	(44,303)	(44,615)

Total stockholders’ equity	7,216	5,785

TOTAL	$14,210	$14,456

See notes to consolidated financial statements.

RF MONOLITHICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED AUGUST 31, 2010, 2009, AND 2008

(In Thousands, except per-share amounts)

	2010	2009	2008
SALES	$33,620	$31,984	$54,661
COST OF SALES	22,350	20,362	34,099

GROSS PROFIT	11,270	11,622	20,562

OPERATING EXPENSES:
Research and development	3,241	3,961	7,101
Sales and marketing	4,820	5,116	8,403
General and administrative	2,289	3,265	4,301
Restructuring and fixed asset impairment	—	444	858
Impairment - goodwill and intangibles	—	1,583	15,654

Total	10,350	14,369	36,317

INCOME (LOSS) FROM OPERATIONS	920	(2,747)	(15,755)

OTHER INCOME (EXPENSE):
Interest income	—	1	17
Interest expense	(558)	(625)	(707)
Other	(48)	(23)	122

Total	(606)	(647)	(568)

INCOME (LOSS) BEFORE INCOME TAXES	314	(3,394)	(16,323)
Income tax expense (benefit)	2	(99)	(125)

INCOME (LOSS) FROM CONTINUING OPERATIONS	312	(3,295)	(16,198)
LOSS FROM DISCONTINUED OPERATIONS	—	(157)	(4,691)

NET INCOME (LOSS)	$312	$(3,452)	$(20,889)

EARNINGS (LOSS) PER SHARE :
Basic from continuing operations	$0.03	$(0.33)	$(1.68)
Basic from discontinued operations	0.00	(0.02)	(0.49)

Basic	$0.03	$(0.35)	$(2.17)

Diluted from continuing operations	$0.03	$(0.33)	$(1.68)
Diluted from discontinued operations	0.00	(0.02)	(0.49)

Diluted	$0.03	$(0.35)	$(2.17)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	10,172	9,934	9,627

Diluted	10,465	9,934	9,627

See notes to consolidated financial statements.

RF MONOLITHICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED AUGUST 31, 2010, 2009, AND 2008

(In Thousands)

			Additional Paid-in Capital
	Common Stock			Stock Warrrants		Treasury Stock	Accumulated Deficit	Total
	Shares	Amount		Shares	Amount
BALANCE, SEPTEMBER 1, 2007	9,278	$9	$48,976	30	$86	$(227)	$(20,274)	$28,570

Common stock issuances:
Restricted stock units issued	79	—	(166)	—	—	—	—	(166)
Stock options exercised	419	1	629	—	—	—	—	630
Employee Stock Purchase Plan	36	—	103	—	—	—	—	103
Amortization of stock compensation	—	—	508	—	—	—	—	508
Net loss	—	—	—	—	—	—	(20,889)	(20,889)

BALANCE, AUGUST 31, 2008	9,812	10	50,050	30	86	(227)	(41,163)	8,756

Common stock issuances:
Purchased stock	36	—	22	—	—	—	—	22
Restricted stock units issued	102	—	(13)	—	—	—	—	(13)
Employee Stock Purchase Plan	68	—	29	—	—	—	—	29
Amortization of stock compensation	—	—	443	—	—	—	—	443
Net loss	—	—	—	—	—	—	(3,452)	(3,452)

BALANCE, AUGUST 31, 2009	10,018	10	50,531	30	86	(227)	(44,615)	5,785

Common stock issuances:
Purchased stock	535	1	699	—	—	—	—	700
Restricted stock units issued	148	—	(21)	—	—	—	—	(21)
Employee Stock Purchase Plan	25	—	25	—	—	—	—	25
Amortization of stock compensation	—	—	415	—	—	—	—	415
Net income	—	—	—	—	—	—	312	312

BALANCE, AUGUST 31, 2010	10,726	$11	$51,649	30	$86	$(227)	$(44,303)	$7,216

See notes to consolidated financial statements.

RF MONOLITHICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED AUGUST 31, 2010, 2009, AND 2008

(In Thousands)

	2010	2009	2008
OPERATING ACTIVITIES:
Net income (loss) from continuing operations	$312	$(3,295)	$(16,198)
Net loss from discontinued operations	—	(157)	(4,691)

Noncash items included in net income (loss):
Depreciation and amortization	960	1,251	1,410
Amortization of intangible assets	—	121	1,135
Goodwill and intangible impairment - continuing operations	—	1,583	15,654
Deferrred income tax	—	(111)	(185)
Charge for inventory obsolesence and fixed asset impairment	967	720	543
Provision for trade receivable allowance - net	26	(28)	63
Stock-based compensation	415	444	488
Loss (gain) on disposal of property and equipment	38	(65)	(470)
Noncash items included in net loss from discontinued operations	—	92	2,454

Changes in operating assets and liabilities:
Trade receivables	(547)	3,808	768
Inventories	(963)	3,804	(1,379)
Prepaid expenses and other	(7)	(46)	306
Accounts payable - trade	339	(3,276)	1,328
Accrued expenses and other liabilities	(369)	(600)	(464)

Net cash provided by operating activities	1,171	4,245	762

INVESTING ACTIVITIES:
Acquisition of property and equipment	(241)	(98)	(856)
Proceeds from disposition of property and equipment	18	102	785
Change in other assets	41	(4)	(158)

Net cash used in investing activities	(182)	—	(229)

FINANCING ACTIVITIES:
Net (repayments) borrowings on bank revolver note	(1,546)	(4,117)	3,920
Repayments of notes payable and acquisition earnout payable	—	(1,667)	(6,118)
Borrowings on mortgage note	—	900	—
Repayments of mortgage note	(60)	(20)	—
Repayments of capital lease and other	(41)	(48)	(53)
Proceeds from common stock and warrants issued - net of tax payments	704	38	568

Net cash used in financing activities	(943)	(4,914)	(1,683)

INCREASE (DECREASE) IN CASH	46	(669)	(1,150)

CASH:
Beginning of year	585	1,254	2,404

End of year	$631	$585	$1,254

SUPPLEMENTAL INFORMATION:
Interest paid	$325	$460	$750
Income taxes paid	$16	$24	$37
Assets acquired under capital lease	$—	$—	$88
Fully depreciated assets disposed of	$7,088	$4,837	$14,490

See notes to consolidated financial statements.

RF MONOLITHICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED AUGUST 31, 2010, 2009 AND 2008

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Statement Preparation is in conformity with accounting principles generally accepted in the United States. The consolidated financial statements include the accounts of the parent company and its majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. We design, develop, manufacture and market solutions-driven and technology-enabled wireless connectivity products for a broad range of wireless applications – from individual standard and custom components to modules for comprehensive industrial wireless sensor networks and machine-to-machine, or M2M, technology. We have two business segments—Wireless Solutions and Wireless Components.

Estimates and Assumptions that we believe are reasonable based upon the information available are made as required. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the periods presented. We have listed below our most significant accounting policies and estimates, which we think are the most critical to fully understanding and evaluating our reported financial results. Please keep the following policies and estimates in mind when reading the accompanying financial statements and related footnotes.

Revenue is recognized for the most part when we ship the product to the customer. The exception is any consignment programs for customers. We recognize sales from consigned products when the customer pulls the product for use from the consigned inventory.

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

RF MONOLITHICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED AUGUST 31, 2010, 2009 AND 2008

In recent years, we have written off significant amounts of inventory. In the current year, we provided $967,000 in inventory loss provisions. In the prior fiscal year, we provided a total of $720,000 in inventory loss provisions. In fiscal year 2008, we provided a total of $488,000 in inventory loss provisions.

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

Goodwill and Other Intangible Assets with indefinite lives are accounted for in accordance with Accounting Standards Codification, or ASC, topic 350 “Intangibles - Goodwill and Other”. We assess the impairment of acquisition goodwill and indefinite lived intangibles on an annual basis or whenever events or changes in circumstances indicate that the fair value is less than its carrying value. Factors that we consider important which could trigger an impairment review include a reduction in our market capitalization in relation to our net worth, poor economic performance relative to historical or projected future operating results, significant negative industry, economic or company specific trends, and changes in the manner of our use of the assets or the plans for our business.

Topic 350 requires a two-step goodwill impairment test whereby the first step, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount including goodwill. The fair value of each reporting unit is estimated using a discounted cash flow methodology. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, the useful life over which cash flows will occur, and determination of our weighted cost of capital. If the fair value of a reporting unit is below its carrying amount, goodwill of the reporting unit is considered impaired and the second test is performed. The second step of the impairment test is performed when required and compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment is recognized in an amount equal to that excess.

RF MONOLITHICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED AUGUST 31, 2010, 2009 AND 2008

Impairment of Long-lived Assets is evaluated in accordance with ASC topic 360 “Property, Plant and Equipment”, which requires an entity to review long-lived tangible and amortizable intangible assets for impairment and recognize a loss if expected future undiscounted cash flows are less than the carrying amount of the assets. Such losses are measured as the difference between the carrying value and the estimated fair value of the assets. The estimated fair values of our tangible fixed assets that are subject to impairment are determined by using an annually updated appraisal. The estimated fair value of our amortizable intangible assets that were set up from acquisitions is determined annually based on expected discounted future cash flows to assess any impairment. Conditions that would necessitate an impairment assessment include material adverse changes in operations, significant adverse differences in actual results in comparison with initial valuation forecasts prepared at the time of acquisition, a decision to abandon acquired products, services or technologies, or other significant adverse changes that would indicate the carrying amount of the recorded asset might not be recoverable.

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

Interest and penalties associated with unrecognized tax benefits are classified as other expense in the statement of income. There were no interest or penalties during the current year on the federal or state tax level.

RF MONOLITHICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED AUGUST 31, 2010, 2009 AND 2008

Earnings per Share is computed by dividing the net earnings by the weighted average shares of our common stock outstanding during the period. Diluted earnings per share is computed by dividing net earnings by the weighted average number of common and potentially dilutive shares, from dilutive stock options, restricted stock units and warrants to purchase common stock outstanding during each year. The dilutive effect of the options, restricted stock units and warrants to purchase common stock are excluded from the computation of diluted net loss per share if their effect is antidilutive. The number of common stock equivalents excluded from the diluted net loss per share computation at August 31, 2010, 2009 and 2008 because they were antidilutive were options, restricted stock units and warrants in the amount of 1,466,345 and 2,075,729 and 2,318,055, respectively. Because fiscal years ending August 31, 2009 and 2008 were a net loss, all of the outstanding options, restricted stock units and warrants are considered antidilutive.

Stock-Based Compensation - In compliance with ASC topic 718 “Compensation – Stock Compensation”, we recorded stock-based compensation expense in fiscal years 2010, 2009 and 2008 related to options for employees and directors and for our Employee Stock Purchase Plan, or ESPP. The fair value of stock options granted and favorable pricing of our stock offered under the ESPP is determined using the Black-Scholes model. Compensation expense for options granted to consultants has been recorded in the current and prior years and is recognized over the vesting life of the options, which is aligned with the term of the consulting service.

In fiscal 2006, we changed from granting stock options as the primary means of stock compensation to granting restricted stock units, or RSUs. The fair value of any RSU grant is based on the market value of our shares included in the RSU on the date of grant and is recognized as compensation expense over the vesting period.

2. DISCONTINUED OPERATIONS

In fiscal 2008, our Board of Directors approved a plan to exit our Aleier software and services business. Our decision was in response to the unsatisfactory financial performance and business outlook for the software and services business and the expected continuation of such financial performance.

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

Operating results of the discontinued operations were as follows (in thousands):

	Fiscal Years Ended August 31,
	2010	2009	2008
Sales	$—	$60	$1,442

Net loss from discontinued operations	—	(157)	(4,691)

As of August 31, 2010 and 2009, assets of discontinued operations are immaterial.

RF MONOLITHICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED AUGUST 31, 2010, 2009 AND 2008

3. TRADE RECEIVABLES

Trade receivables consist of the following (in thousands):

	2010	2009
Receivables	$5,307	$4,772
Other receivables	240	251
Allowance for trade receivables	(278)	(275)

Total	$5,269	$4,748

Allowance activity is as follows (in thousands):
	2010	2009
Beginning balance	$275	$303
Provision (credit) for trade receivables	26	(28)
Write-offs - net	(23)	—

Ending balance	$278	$275

4. INVENTORIES

Inventories consist of the following (in thousands):

	2010	2009
Raw materials and supplies	$2,458	$3,008
Work in process	287	430
Finished goods	4,420	4,175

Total gross inventories	7,165	7,613
Less inventory reserves	(2,154)	(2,598)

Total inventories - net	$5,011	$5,015

Reserve activity is as follows (in thousands):
	2010	2009
Beginning balance	$2,598	$2,354
Disposals	(1,411)	(476)
Provision for inventory disposals	967	720

Ending balance	$2,154	$2,598

RF MONOLITHICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED AUGUST 31, 2010, 2009 AND 2008

5. PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	2010	2009
Land and improvements	$426	$426
Building and improvements	1,998	1,940
Machinery and equipment	4,989	12,156
Construction in progress	3	12
Leasehold improvements	30	63
Computer software	1,779	1,875
Office furniture	329	329

Total	9,554	16,801
Less accumulated depreciation and amortization	(7,883)	(14,578)

Property and equipment - net	$1,671	$2,223

Construction in progress includes computer equipment and tooling not yet placed in service.

RF MONOLITHICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED AUGUST 31, 2010, 2009 AND 2008

6. GOODWILL AND INTANGIBLE ASSETS

The composition of our goodwill and intangible assets from acquisitions in fiscal 2007 and subsequent amortizations and impairments as of August 31, 2010 are as follows (in thousands except for years):

	Carrying Amount at end of FY2007	Amortize FY2008	Impaired FY2008	Amortize FY2009	Impaired FY2009	Carrying Amount at end of FY2010 and FY2009
Aleier business unit
Goodwill	$399	$—	$399	$—	$—	$—
Intangibles:
Non-compete agrmt.	25	12	13	—	—	—
Contractual backlog	—	—	—	—	—	—
Customer relations	29	4	25	—	—	—
Technology	1,752	315	1,437	—	—	—

Total for Aleier	$2,205	$331	$1,874	$—	$—	$—

Cirronet business unit
Goodwill	$10,904	$—	$10,348	$—	$—	$556
Intangibles:
Non-compete agrmt.	22	6	—	3	13	—
Trademark	1,240	—	546	—	325	369
Customer relations	1,378	172	477	52	677	—
Technology	5,874	957	4,283	66	568	—

Total for Cirronet	$19,418	$1,135	$15,654	$121	$1,583	$925

Grand total	$21,623	$1,466	$17,528	$121	$1,583	$925

Summary expense classification:
Research & Development		$957	$—	$66	$—
Sales & Marketing		178	—	55	—
Impairment		—	15,654	—	1,583
Discontinued Operations		331	1,874	—	—

Grand total		$1,466	$17,528	$121	$1,583

Goodwill and trademark have indefinite lives and thus are not subject to amortization, but are subject to impairment testing and adjustment. Testing at the end of fiscal 2010 resulted in no impairment and thus no adjustments were recorded.

RF MONOLITHICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED AUGUST 31, 2010, 2009 AND 2008

7. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	2010	2009
Accrued payroll and compensation, including accrued medical benefits	$624	$575
Customer advances	289	678
Other accrued expenses	473	502

Total	$1,386	$1,755

8. CREDIT FACILITIES

Our bank debt at August 31 consisted of the following (in thousands):

	2010	2009
Bank revolving line-of-credit	$2,100	$3,646
Mortgage note	820	880

Total	2,920	4,526
Less: Current portion	60	3,706

Long-term portion	$2,860	$820

On November 30, 2009, we entered into a $5 million senior secured credit facility (revolving line of credit) agreement with ViewPoint Bank, FSB, or ViewPoint. The new senior credit facility was funded and proceeds were used to repay and terminate our credit facility with Wells Fargo Bank. In connection with this termination, we recorded termination fees and other costs of $160,000 as interest expense.

Advances under the senior credit facility are based on eighty percent of eligible accounts receivable and fifty percent of eligible finished goods inventory, that was initially subject to a $250,000 maximum on eligible finished goods inventory. The new senior credit facility has a term of one year and includes quarterly covenants that consist of: i) a current ratio of at least 1.0; ii) a minimum net worth of $4.8 million; and iii) additional capital of $700,000. The additional capital from sale of common stock was raised in August, 2010. With the additional capital, ViewPoint has increased its maximum advance against finished goods inventory by $750,000 to a total of $1 million.

On November 18, 2010, the $5 million senior secured credit facility (revolving line of credit) agreement with ViewPoint mentioned above was renewed with similar terms. Advances under the renewed senior credit facility are based on eighty percent of eligible accounts receivable and fifty percent of eligible finished goods inventory, which is subject to a $1 million maximum on eligible finished goods inventory. The renewed senior credit facility has a term of two years and includes maintenance of quarterly financial covenants that consist of: i) a current ratio of at least 1.0 and ii) a minimum net worth of $5.5 million and non-financial covenants.

The interest rate on line of credit borrowings under our senior credit facility is the higher of the Wall Street Journal Prime Rate plus 2% or the floor rate of 7%. The interest rate on borrowings was at 7% on August 31, 2010.

RF MONOLITHICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED AUGUST 31, 2010, 2009 AND 2008

The revolving line of credit in place at August 31, 2009 was with Wells Fargo Bank. The borrowing base was a factor of accounts receivable and finished goods inventory. The interest rate was at 7.9% at August 31, 2009.

In April 2009, we entered into a commercial loan agreement with ViewPoint secured by our headquarters facility in Dallas, Texas. The new loan is for $900,000 and calls for monthly payments of $5,000 plus accrued interest at the current annual rate of 6.5%. The interest rate for the commercial loan is the higher of the Wall Street Journal Prime Rate plus 1% or the floor rate of 6.5%. The commercial loan agreement provides for 59 monthly payments of $5,000 each with the 60th payment being the balance of the debt. The proceeds of this loan were used to pay off the bank term loan and to reduce our line of credit.

Scheduled installment payments and expected repayments are as follows (in thousands):

Fiscal year ending August 31:
2011	$60
2012	60
2013	2,160
2014	640

Total payments on credit facilities	$2,920

9. LEASES AND CONTINGENCIES

Leases - We have entered into non-cancelable capital and operating lease agreements for some of our facilities and certain equipment. Rent expense under the operating leases in fiscal years 2010, 2009, and 2008 was $261,000, $278,000, and $586,000, respectively. Our Duluth, Georgia facility is leased through February 2015. The amounts for fiscal 2008 include rent expense for Aleier in Plano, Texas and a leased facility next to our Dallas headquarters that were discontinued before fiscal 2009. Minimum future rental commitments under the capital and operating leases at August 31, 2010 are as follows (in thousands):

	Capital Lease Obligations	Operating Leases
Fiscal year ending August 31:
2011	$24	$191
2012	21	164
2013	16	172
2014	—	166
Thereafter	—	87

Total minimum payments	61	$780

Less amount representing interest	(6)

Total	55
Less current portion	(20)

Long-term portion	$35

Purchase commitments – We have contractual relationships with several manufacturers to produce our products. The agreements with these manufacturers call for us to make certain purchase commitments. The total amount of the purchase commitments as of August 31, 2010 was approximately $2.8 million.

Litigation – We are involved in routine litigation from time to time incidental to the conduct of our business. Such litigation is not expected to have a material effect on our financial position, results of operations or cash flows. See Note 19 for current litigation matters.

RF MONOLITHICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED AUGUST 31, 2010, 2009 AND 2008

10. CAPITAL STOCK

Preferred Stock - Preferred stock of 5,000,000 shares with $.001 par value is authorized; none was issued or outstanding at August 31, 2010 and 2009. Rights, preferences and other terms of the preferred stock will be determined by the Board of Directors at the time of issuance.

Warrants - As of August 31, 2010, there were outstanding warrants to purchase 30,000 shares of our common stock at an exercise price of $5.00 per share. These were granted to Wells Fargo Bank in December 2000 and will expire in December 2010.

Stockholder Rights Plan - In December 1994, we adopted a stockholder rights plan. In connection with the adoption of such plan, we reserved 250,000 shares of our Series A Junior Participating Preferred Stock. At the same time, we declared a dividend of one preferred share purchase right, or Right, for each outstanding share of our common stock. The dividend of 4,965,847 Rights was issued to the stockholders of record on January 16, 1995. Each Right entitles the registered holder to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock at a price of $10.00 per one one-hundredth of a Preferred Share, subject to adjustment. The Rights become exercisable on the earlier of (a) the tenth day after the public announcement of acquisition by a person or group of persons, not including an exempt person as defined by the stockholder rights plan, of 15% or more of our common shares outstanding or (b) the tenth business day after the date of first public announcement of the intention of a person or group of persons to commence a tender or exchange offer to acquire 15% or more of our common shares outstanding. When issued, the Preferred Shares have dividend and voting rights that are defined in the rights plan. We can redeem the Rights at a redemption price of $.01 per Right in accordance with the rights plan. The Board of Directors has approved the extension of the rights plan until December 20, 2014.

11. STOCK-BASED COMPENSATION PLANS

In compliance with Accounting Standards Codification, or ASC, topic 718 “Stock Compensation”, we recorded stock-based compensation expense for the years ended August 31, 2010, 2009 and 2008 related to options for employees and directors and our Employee Stock Purchase Plan, or ESPP. The fair value of stock options granted and favorable pricing of our stock offered under the ESPP is determined using the Black-Scholes model.

In fiscal 2006, we changed from granting stock options as the primary means of stock compensation to granting restricted stock units, or RSUs. The fair value of any RSU grant is based on the market value of our shares included in the RSU on the date of grant and is recognized as compensation expense over the vesting period.

The following table illustrates the stock compensation expense recognized in our fiscal years 2010, 2009 and 2008. Compensation expense recognized in thousands was:

	Years Ended August 31,
	2010	2009	2008
Stock Compensation Expense:
Stock options for employees and directors	$1	$35	$46
Employee Stock Purchase Plan	4	9	23
Restricted Stock Units	410	399	439

Totals	$415	$443	$508

As of August 31, 2010, we had an aggregate of 2.2 million shares authorized for issuance under our two active equity plans. The equity plans provide for the issuance of common shares pursuant to stock option exercises, issuance of restricted stock grants and restricted stock units. As of August 31, 2010, there were an aggregate of 1.7 million grants outstanding under all the plans mentioned below and approximately 580,000 shares available for grant under the two active plans. Under the equity plans, stock options, restricted stock grants and restricted stock units can be issued to employees, non-employee directors and consultants.

RF MONOLITHICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED AUGUST 31, 2010, 2009 AND 2008

Our stock compensation program is a broad-based, long-term retention program that is intended to attract and retain talented personnel and align stockholder and employee interests. We currently have six plans (2006 Plan, 2003 Plan, 1999 Plan, 1997 Plan, and Director Plan) under which we may grant or have granted stock options and/or RSUs to employees, directors and consultants. We assumed stock options (the “Assumed Cirronet Options”) granted by Cirronet Inc., which we acquired in September 2006. These options (referred to as the 2003 Plan) were assumed as fully vested. Granted options generally vest at a rate of one forty-eighth each month. The exercise price of each option equals the market price of our stock on the date of grant and each option generally expires ten years after the date of grant. The RSUs generally vest at a rate of one-fourth at each anniversary of the grant date. The vested shares are issued to the grantee at each vesting date.

The Director Plan expired for future grants according to its terms in April 2004, but options previously granted remain in effect in accordance with their terms. The 2006 Plan was approved by stockholders at our annual meeting on January 17, 2007, and replaces our 1997 Plan for future grants of options and RSUs. When stock options are exercised, new common stock is issued.

Stock Options – There were no stock option grants in fiscal years 2010, 2009 and 2008. Options to purchase 296,539 shares of stock were cancelled in the current year due to employee terminations and option period expirations.

The summary of stock option activity for fiscal years 2010, 2009 and 2008 follows:

	Fiscal Year 2010
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($000)
Outstanding at September 1, 2009	1,275,204	$4.36
Expired/cancelled	(296,539)	$6.83

Outstanding at August 31, 2010	978,665	$3.61	1.9	$0.0

Exercisable at August 31, 2010	978,665	$3.61	1.9	$0.0

	Fiscal year 2009
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($000)
Outstanding at September 1, 2008	1,952,755	$5.01
Expired/cancelled	(677,551)	$6.23

Outstanding at August 31, 2009	1,275,204	$4.36	2.7	$0.0

Exercisable at August 31, 2009	1,275,204	$4.36	2.7	$0.0

RF MONOLITHICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED AUGUST 31, 2010, 2009 AND 2008

	Fiscal year 2008
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($000)
Outstanding at September 1, 2007	2,581,075	$4.89
Exercised	(419,154)	$1.51
Expired/cancelled	(209,166)	$10.60

Outstanding at August 31, 2008	1,952,755	$5.01	3.4	$0.0

Exercisable at August 31, 2008	1,945,254	$5.00	3.4	$0.0

The aggregate intrinsic values in the tables above are calculated using the market price on August 31, 2010 of $1.15, August 31, 2009 of $0.71 and August 31, 2008 of $1.00. The total intrinsic value of options exercised during fiscal 2008 was $732,048. No options were exercised in fiscal years 2010 or 2009. Intrinsic values of nonqualified or disqualifying ISO options exercised will result in a deduction for tax purposes.

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

The following table summarizes information about stock options outstanding at August 31, 2010 for all five plans:

	Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding at August 31, 2010	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$ 1.34 to $ 1.42	285,636	1.03 years	$1.34
$ 1.88 to $ 2.90	137,092	2.18 years	$2.24
$ 3.13 to $ 3.23	149,369	2.15 years	$3.17
$ 3.26 to $ 5.88	183,020	.99 years	$4.42
$ 6.19 to $ 9.60	223,548	3.59 years	$6.97

Totals	978,665

As of August 31, 2010, all stock compensation expense related to granted stock options has been recognized.

RF MONOLITHICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED AUGUST 31, 2010, 2009 AND 2008

Restricted Stock Units - In fiscal 2006, we changed from granting stock options as a primary means of stock compensation to granting RSUs. We grant RSUs under our 2006 and 1999 Equity Incentive Plans. Each RSU represents the right to receive a share of common stock and typically is subject to vesting requirements. Stock is issued to the grantee at each vesting date. The fair value of RSUs on the date of vesting in fiscal year 2010, 2009 and 2008 was approximately $184,000, $64,000 and $593,000, respectively. When the stock is issued at vesting, the employee may elect to have fewer shares issued, with the amount of the reduction used to cover the minimum income and social security tax withholding requirements under IRS rules. The reduction in shares issued to employees to cover these taxes were 17,387 shares in fiscal 2010, 24,546 shares in fiscal 2009 and 28,446 shares in fiscal 2008. The fair value of any RSUs granted is the market price of the common stock on the date of grant and is recognized as compensation expense over the vesting period. As of August 31, 2010, there was a total of approximately $531,000 of unrecognized compensation cost related to unvested RSUs. The total cost is expected to be recognized over a weighted-average period of 1.8 years. The following table sets forth the status of our RSU compensation activity for fiscal years 2008, 2009 and 2010:

Nonvested Shares	Shares	Weighted- Average Grant- Date Fair Value
Nonvested at August 31, 2007	248,612	$5.23
Granted	229,687	$2.83
Vested and issued	(107,612)	$5.21
Cancelled	(35,387)	$3.93

Nonvested at August 31, 2008	335,300	$3.73
Granted	628,000	$0.61
Vested and issued	(126,325)	$3.47
Cancelled	(66,450)	$3.14

Nonvested at August 31, 2009	770,525	$1.28
Granted	170,000	$1.11
Vested and issued	(165,025)	$2.14
Cancelled	(24,250)	$1.22

Nonvested at August 31, 2010	751,250	$1.05

Employee Stock Purchase Plan - In 1994, we adopted an employee stock purchase plan, or Purchase Plan. In connection with the adoption of the Purchase Plan, we have reserved a total of 1,025,000 shares of our common stock. Under the terms of the Purchase Plan, rights to purchase common stock may be granted to eligible employees at the discretion of the board of directors, subject to certain restrictions. The Purchase Plan enables our eligible employees, through payroll withholding, to purchase shares of common stock at 85% of the fair market value of the common stock at the purchase date. Purchases are made on a calendar quarter schedule. At August 31, 2010, there are 87,106 shares reserved for future purchase rights under this plan. A summary of the activity for the employee stock purchase plan is as follows. Over the last several years, there has been a reduction in proceeds from employee purchases partially as a result of a reduced number of employees.

	Shares	Purchase Proceeds
Purchases for fiscal years:
2008	35,881	$103,175
2009	67,797	28,976
2010	25,398	24,506

RF MONOLITHICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED AUGUST 31, 2010, 2009 AND 2008

12. INTERNATIONAL SALES AND PRODUCT LINE SALES

International sales in foreign markets are as follows (dollar amounts in thousands):

	2010		2009		2008
	Sales	As a Percentage of Total Revenue	Sales	As a Percentage of Total Revenue	Sales	As a Percentage of Total Revenue
International sales:
Europe	$5,097	15.2%	$4,249	13.3%	$7,698	14.1%
Asia	14,553	43.3%	11,168	34.9%	19,034	34.8%
Other	716	2.1%	602	1.9%	1,763	3.2%

Total	$20,366	60.6%	$16,019	50.1%	$28,495	52.1%

There are no long lived assets separately identified with international sales.

Total sales are shown below by product line (dollar amounts in thousands):

	Years Ended August 31,
	2010		2009		2008
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Product Sales:
Wireless Solutions Segment:
Radio products	$16,465	49%	$17,962	56%	$24,970	46%
Wireless Components Segment:
Filters	11,393	34	8,674	27	18,746	34
Frequency control modules	1,246	4	1,820	6	2,904	5
Low-power components	4,516	13	3,528	11	8,041	15

Subtotal	17,155	51	14,022	44	29,691	54

Total sales	$33,620	100%	$31,984	100%	$54,661	100%

13. SEGMENT INFORMATION

Our reporting segments consist of the Wireless Solutions segment and the Wireless Components segment. In fiscal 2007, we made an acquisition that significantly increased our Wireless Solutions Segment. Our strategy is to focus our product and market development efforts and resources on the Wireless Solutions segment, which we believe gives us greater potential for both increased sales and gross margin.

Also during fiscal 2007, we made the decision to move to a fabless business model for our Wireless Components segment. Completion of this process in the current fiscal year eliminated our Dallas manufacturing facilities, which were shared among our various products.

RF MONOLITHICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED AUGUST 31, 2010, 2009 AND 2008

We believe that our two reportable segments are the Wireless Solutions products and the Wireless Components products. Prior to fiscal year 2007, we operated as a single segment. We consider the products within the Wireless Solutions segment similar in that they primarily consist of wireless radios targeted on the medical and industrial markets. We consider the products within the Wireless Components segment similar in that they primarily consist of simple wireless connectivity components targeted on the automotive, consumer and telecommunication markets. We use segment information when producing our general-purpose financial statements.

Our senior management reviews discrete gross margin information on these two segments and has made decisions on allocation of resources based on this information and our strategy. Most of our management functions that relate to operating expenses are managed on a consolidated basis. Because of the way we manage the business, we do not have discrete segment information for operating expenses and many balance sheet accounts. The information we are presenting below represents the information we have readily available to us.

As a result of the shared services reported separately, the segment information may not be indicative of the financial position or results of operations that would have been achieved had these segments operated as unaffiliated entities. There were no intersegment sales.

RF MONOLITHICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED AUGUST 31, 2010, 2009 AND 2008

Information concerning the operations in these reportable segments is as follows (dollar amounts in thousands):

	Fiscal Years Ended August 31,
	2010	2009	2008
Net Sales:
Wireless Solutions Segment	$16,465	$17,962	$24,970
Wireless Components Segment	17,155	14,022	29,691

Total	$33,620	$31,984	$54,661
Gross Profit:
Wireless Solutions Segment	$6,523	$7,451	$12,541
Wireless Components Segment	4,747	4,171	8,021

Total	$11,270	$11,622	$20,562
Operating Expenses (Wireless Solutions Segment):
Impairment - goodwill and intangibles	—	1,583	15,654
Operating Expenses (unallocable to segments):
Research and development	3,241	3,961	7,101
Sales and marketing	4,820	5,116	8,403
General and administrative	2,289	3,265	4,301
Restructuring and impairment	—	444	858

Operating Profit (Loss) from Continuing Operations	$920	$(2,747)	$(15,755)

Gross Profit Percent to Sales:
Wireless Solutions Segment	40%	41%	50%
Wireless Components Segment	28%	30%	27%
Total	34%	36%	38%
Segment assets:
Wireless Solutions Segment	$6,481	$6,582	$12,535
Wireless Components Segment	4,747	4,160	8,578
Corporate and unallocated	2,982	3,714	5,253

Total	$14,210	$14,456	$26,366

14. CONCENTRATION RISKS

Major Customers

One customer represented 10% or more of either the total trade receivable balance at August 31, 2010 or the total sales for fiscal 2010. That customer represented 21.7% of the accounts receivable balance and 18.1% of total sales. Sales to this customer are recorded in our Wireless Components segment.

RF MONOLITHICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED AUGUST 31, 2010, 2009 AND 2008

Two customers each represented 10% or more of either the total trade receivable balance at August 31, 2009 or the total sales for fiscal 2009. One customer represented 0.0% of the accounts receivable balance but 11.3% of total sales. At the end of fiscal 2009, this customer was temporarily on payment terms of five days from invoice date, so there were no material receivables outstanding at August 31, 2009. Sales to this customer are recorded in our Wireless Solutions segment. Another customer represented 11.5% of the accounts receivable balance and 7.9% of total sales. Sales to this customer are recorded in both our Wireless Solutions segment and Wireless Components segment.

Major Vendors

Three vendors represented 10% or more of either total trade payables at August 31, 2010 or total cost of sales for fiscal 2010. All are manufacturing contractors. The largest vendor represented 38.1% of the trade payable balance and 49.2% of total cost of sales. The second vendor represented 18.9% of the trade payable balance and 10.2% of total cost of sales. The third vendor represented 9.2% of the trade payable balance and 10.5% of total cost of sales.

One vendor represented 10% or more of either total trade payables at August 31, 2009 or total cost of sales for fiscal 2009. This vendor is one of our manufacturing contractors. This vendor represented 39.0% of the trade payable balance and 38.4% of total cost of sales.

15. INCOME TAXES

The income tax expense (benefit) from continuing operations is shown below (in thousands):

	2010	2009	2008
Current - federal	$—	$—	$—
Current - state	2	12	60

	2	12	60
Deferred - federal	—	(111)	(185)

Total	$2	$(99)	$(125)

A reconciliation between income taxes computed at the federal statutory rate and income tax expense (benefit) from continuing operations is shown below (in thousands):

	2010	2009	2008
Income tax benefit computed at federal statutory rate	$107	$(1,158)	$(5,571)
Goodwill Impairment	—	—	3,518
State income tax expense	2	12	60
Expenses not deductible for tax purposes	6	9	36
Increase (decrease) in valuation allowance affecting the provision for income taxes	(126)	640	1,832
Changes in tax credits and other tax attributes	13	577	—
Prior year true-up	—	(29)	—
Other	—	(150)	—

Total income tax expense / (benefit)	$2	$(99)	$(125)

RF MONOLITHICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED AUGUST 31, 2010, 2009 AND 2008

The tax effects of significant items comprising our net deferred income taxes from continuing operations as of August 31, 2010 and 2009 are as follows (in thousands):

	2010	2009
Net operating losses	$7,091	$7,337
Accrued expense	1,906	3,213
Inventories	51	56
Tax credit carryforwards	90	92
Intangibles	181	161
Property and equipment	102	—

Total deferred tax assets	9,421	10,859

Prepaid expenses and other	(101)	(83)
Intangibles	(125)	(125)
Property and equipment	—	(1,330)

Total deferred income tax liabilities	(226)	(1,538)

Net deferred tax assets	9,195	9,321
Less valuation allowance	(9,320)	(9,446)

Net deferred tax liability	$(125)	$(125)

As of August 31, 2010, we have income tax carryforwards of $24,869,000 and $90,000 related to net operating losses and tax credits, respectively, available to reduce future federal income tax liabilities. The net operating loss carryforwards begin to expire August 31, 2020. To the extent net operating loss carryforwards when realized, that relate to non-qualified stock option deductions, will have the resulting benefits of approximately $2 million credited to stockholders’ equity.

We record valuation allowances to reflect the estimated amount of deferred tax assets that may not be realized.

The Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109”, or FIN 48 (now ASC 740), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. We adopted the provisions of FIN 48 as of September 1, 2007, and have analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions.

The Company is no longer subject to U.S. federal income tax examinations before fiscal 2007. The periods subject to examination for our state tax returns vary by state.

RF MONOLITHICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED AUGUST 31, 2010, 2009 AND 2008

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	2010	2009	2008
Balance of unrecognized tax benefits at September 1	$—	$577	$577
Additions based on current year tax positions	—	—	—
Additions based on prior year tax positions	—	—	—
Reductions for prior year tax positions	—	(577)	—
Settlements	—	—	—

Balance of unrecognized tax benefits at August 31	$—	$—	$577

16. EMPLOYEE BENEFIT PLAN

We have a profit sharing plan under Section 401(k) of the Internal Revenue Code, which covers substantially all employees. We may match employee contributions at a rate determined by the Board of Directors. Discretionary matching cash contributions of approximately $76,000 and $306,000 were made in fiscal years 2009 and 2008, respectively. Because of economic conditions, the match of employee contributions was suspended on December 31, 2008.

RF MONOLITHICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED AUGUST 31, 2010, 2009 AND 2008

17. RESTRUCTURING AND IMPAIRMENT

The following table details the restructuring and impairment expense recognized in the fiscal years ended August 31, 2010, 2009 and 2008 (in thousands except for employee count):

	Fiscal Year Ended August 31,
	2010	2009	2008
Outsourcing Dallas manufacturing:
* Employee severance accrued	$—	$—	$226
Asset impairment recognized	—	—	55
Net gain on sale of equipment	—	(50)	(288)
Labor to start-up equipment sold	—	—	52
Facility clean-up costs	—	(13)	174

Subtotal for outsourcing Dallas manufacturing	—	(63)	219

Reorganization of Company:
* Employee severance accrued	—	(8)	408
Stock compensation	—	—	27
Consulting costs	—	6	204

Subtotal for reorganization of Company	—	(2)	639

Response to decline in economic conditions:
* Employee severance accrued	—	509	—

Total restructuring and fixed asset impairment	$—	$444	$858

* Number of severance employees	—	44	35

Goodwill and intangibles valuation:
Impairment of intangibles	$—	$1,583	$5,306
Impairment of goodwill	—	—	10,348

Total impairment - goodwill and intangibles	$—	$1,583	$15,654

In fiscal 2007, we announced a restructuring plan for our Wireless Components business which included the outsourcing of all Dallas manufacturing operations. This restructuring plan resulted in employee severance costs in addition to asset impairment costs that consisted of the write-down or write-off of equipment and other assets that were no longer usable to support manufacturing. Most of our manufacturing equipment was sold to the contract manufacturer who produces the product for us. Costs for this program started in fiscal 2007 and continued in fiscal 2008. In the first quarter of fiscal 2009, we recognized gains on sales of fixed assets from underutilized equipment that was sold.

In the second quarter of fiscal 2008, we consolidated and reorganized our back office marketing, engineering and administrative functions for the parent company and the acquired Cirronet business in an effort to improve our ability to deliver machine-to-machine, or M2M, solutions. Costs for this program were largely completed in fiscal 2008.

RF MONOLITHICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED AUGUST 31, 2010, 2009 AND 2008

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

Also in our third quarter of fiscal 2009, because of the economic downturn and in accordance with ASC topic 350 “Intangibles - Goodwill and Other” and ASC topic 360 “Property, Plant and Equipment”, we performed impairment and recoverability tests related to the remaining book values of goodwill and other intangibles, respectively, from the Cirronet acquisition in early fiscal 2007. The result was an impairment of approximately $1.6 million that was recognized in our third quarter of fiscal 2009. This impairment included the remaining net book value of the amortizable intangibles of approximately $1.3 million plus a portion of the trademark book value in the amount of approximately $0.3 million. Our test of goodwill resulted in no impairment.

We did not have additional restructuring and impairment expense in fiscal 2010 related to any of the plans defined above.

The following represents a reconciliation of the employee severance accrual, which is included in accrued expenses and other current liabilities in the accompanying financial statements (in thousands):

	Fiscal Year Ended August 31,
	2010	2009
Beginning balance	$—	$327
Employee severance accrued	—	501
Severance payments to employees	—	(828)

Ending balance	$—	$—

18. FAIR VALUE OF FINANCIAL INSTRUMENTS

Our financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and debt. The estimated fair value of cash and cash equivalents, accounts receivable and accounts payable approximate their carrying amounts due to the relatively short period to maturity of these instruments. The estimated fair value of all debt as of August 31, 2010 approximated the carrying value since the loans incur interest at a variable rate.

19. LEGAL PROCEEDINGS

On May 29, 2008, CMS Liquidating Company (“CMS”) filed a Petition and Action for Declaratory Judgment (the “Petition”) in the 298th District Court of Dallas County, Texas, naming RFM as defendant. The Petition requests that the Court construe the Earn Out Agreement entered into between RFM and CMS in connection with the acquisition of substantially all the assets of Caver Morehead, Inc. in September 2006. The claims question the methodology used by RFM to calculate CMS’ earn-out payment. RFM has filed an answer denying liability and making a claim for its litigation expenses against CMS and certain of its shareholders pursuant to the acquisition agreement. The amount of damages recently claimed by CMS is approximately $1,000,000. On December 3, 2009, all matters in dispute between the parties were referred to binding arbitration and the judicial proceeding between the parties was stayed, pending the outcome of the arbitration. The arbitration process is currently in process and we expect a decision by the end of the calendar year.

RF MONOLITHICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED AUGUST 31, 2010, 2009 AND 2008

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

* * * * * *

INDEX TO EXHIBITS

Exhibits	Previously Filed*	As Exhibit	Description

2.1	Form 8-K (filed 8/28/06)	2.1	Agreement and Plan of Merger dated as of August 24, 2006 by and among the Registrant, CI Acquisition, Inc., Cirronet Inc. and certain other parties thereto

2.2	Form 8-K (filed 8/28/06)	2.2	Agreement and Plan of Merger dated as of August 24, 2006 by and among the Registrant, Aleier Inc., Caver-Morehead Systems, Inc. and the shareholders of Caver-Morehead Systems, Inc.

2.3	Form 8-K (filed 8/28/06)	10.1	Form of Voting and Option Agreement dated as of August 24, 2006 between the Registrant and certain shareholders of Cirronet Inc.

3.1	Form 10-K (Year ended 8/31/94)	3.1	Restated Certificate of Incorporation

3.2	Form 10-K (Year ended 8/31/94)	3.2	Bylaws

4.1			Reference is made to Exhibits 3.1 and 3.2

4.2	Form 8-K (filed 12/29/94)	4.3	Rights Agreement dated as of 12/20/94

4.3	Form 8-K (filed 8/19/96)	4.4	First Amendment to Rights Agreement dated 8/14/96

4.4	Form 10-Q (Quarter ended 11/30/00) (filed 1/16/01)	4.5	Second Amendment to Rights Agreement dated 12/11/00

4.5	Form 8-A/A (Amendment No. 2) (filed 12/17/04)	4.6	Third Amendment to Rights Agreement between Registrant and Equiserve Trust Company, National Association, successor to Fleet National

4.6	Form 10-K (Year ended 8/31/05) (filed 11/17/05)	4.9	Specimen Stock Certificate

4.7	Form 8-K (filed 11/12/09)	4.1	Fourth Amendment to Rights Agreement between Registrant and Computershare Trust Company, N.A. (formerly known as EquiServe Trust Company, N.A.)

1

Exhibits	Previously Filed*	As Exhibit	Description

10.1	Form 10-Q (Quarter ended 2/28/01) (filed 4/16/01)	10.46	Warrant Agreement between Registrant and Wells Fargo Business Credit, Inc. dated as of 12/8/00

10.2	Form 10-Q (2001) (Quarter ended 5/31/01) (filed 7/13/01)	10.51	Manufacturing Agreement between Registrant and Automated Technology (Phil.) Inc. Electronics Corporation dated 2/22/01

10.3	Form 10-K (Year ended 8/31/01) (filed 11/29/01)	10.59	Amendment 1 to Manufacturing Agreement between Registrant and Automated Technology (Phil.) Inc. Electronics Corporation dated 7/19/01

10.4	Form 10-K (Year ended 8/31/02) (filed 11/21/02)	10.72	Product Agreement between Registrant and Tai-Saw Technology Co., LTD dated 9/1/002

10.5	Form 10-K (Year ended 8/31/03) (filed 11/20/03)	10.90	Chairman of the Board of Directors Service Agreement between the Registrant and Michael Bernique dated 5/31/03

10.6	Form 10-K (Year ended 8/31/04) (filed 11/18/04)	10.96	Amended and Restated Manufacturing and Technical Support Agreement between Registrant and Morioka Seiko Instruments, Inc. dated 6/11/04

10.7	Form 8-K (filed 10/27/05)	10.99	Omnibus Cash Incentive Plan of 2005

10.8	Form 8-K (filed 10/27/05)	10.100	Management Incentive Plan of 2005

10.9	Form 10-K (filed 11/17/05)	10.19	1994 Non-employee Director’s Stock Option Plan, as amended

10.10	Form 10-K (filed 11/17/05)	10.20	1994 Notice of Grant of Stock Options and Grant Agreement

10.11	Form 10-K (filed 11/17/05)	10.22	1997 Notice of Grant of Stock Options and Grant Agreement

10.12	Form 10-K (filed 11/17/05)	10.23	1999 Equity Incentive Plan, as amended

10.13	Form 10-K (filed 11/17/05)	10.24	1999 Notice of Grant of Stock Options and Grant Agreement

10.14	Form 8-K (filed 11/22/05	10.26	Executive Sales Incentive Plan of 2005

2

Exhibits	Previously Filed*	As Exhibit	Description

10.15	Form 8-K (filed 12/19/05	10.27	Form of Restricted Stock Unit Award

10.16	Form 8-K (filed 1/23/06)	99.1	Employee Stock Purchase Plan as Amended

10.17	Form 8-K (filed 1/23/06)	99.2	1997 Equity Incentive Plan as Amended

10.18	Form 8-K (filed 8/28/06)	10.2	Employment Agreement dated as of August 24, 2006 between Registrant and Robert M. Gemmell

10.19	Form 10-K (filed 11/20/06)	10.33	Form of Lock-Up Agreement for the stock of Registrant and Executive shareholders of Cirronet Inc.

10.20	Form 10-K (filed 11/20/06)	10.34	Form of Lock-Up Agreement for the stock of Registrant and General shareholders of Cirronet Inc.

10.21	Form 8-K (filed 1/22/07)	99.1	2006 Equity Incentive Plan

10.22	From 10-Q (Quarter ended 5/31/07) (filed 7/13/07)	10.4	Omnibus Incentive Plan of 2007

10.23	From 10-Q (Quarter ended 5/31/07) (filed 7/13/07)	10.5	Management Incentive Plan of 2007

10.24	Form 10-K (filed 11/29/07)	10.30	Manufacturing Agreement between Registrant and Tai-Saw Technology Co., LTD dated August 31, 2007

10.25	Form 10-K (filed 11/24/08)	10.29	Form of Indemnity Agreement entered into by the Registrant and each of its officers and directors

10.26	Form 10-K (filed 11/24/08)	10.31	Form of Amended and Restated Change in Control Agreement for certain officers.

10.27	Form 10-Q (Quarter ended 2/28/09) (filed 4/14/09)	10.34	Non-Employee Director Stock Purchase Plan.

3

Exhibits	Previously Filed*	As Exhibit	Description

10.28	Form 10-Q (Quarter ended 2/28/09) (filed 4/14/09)	10.35	Long Range Incentive Plan of 2009.

10.29	Form 10-Q (Quarter ended 2/28/09) (filed 4/14/09)	10.36	Form of Restricted Stock Unit Award Letter.

10.30	Form 10-Q (Quarter ended 5/31/09) (filed 7/15/09)	10.38	Commercial Loan Agreement (Commercial – Single Advance) between Registrant and Viewpoint Bank dated April 13, 2009.

10.31	Form 10-Q (Quarter ended 5/31/09) (filed 7/15/09)	10.39	Promissory Note (Commercial – Single Advance) made by Registrant payable to Viewpoint Bank dated April 13, 2009.

10.32	Form 10-Q (Quarter ended 11/30/09) (filed 1/13/10)	10.40	Commercial Loan and Security Agreement (Revolving Draw Loan) between Registrant and Viewpoint Bank dated November 30, 2009.

10.33	Form 10-Q (Quarter ended 11/30/09) (filed 1/13/10)	10.41	Promissory Note (Commercial - Revolving Draw) agreement made by Registrant payable to Viewpoint Bank dated November 30, 2009.

10.34	Form 10-Q (Quarter ended 2/28/10) (filed 4/13/10)	10.42	Manufacturing Agreement between Registrant and Tai-Saw Technology Co., LTD dated February 15, 2010.

10.35			Modification Agreement dated August 6, 2010 to Promissory Note (Commercial-Revolving Draw) between Registrant and Viewpoint Bank dated November 30, 2009.

10.36	Form 8-K (filed 8/24/10)	99.1	Stock Purchase Agreement between Registrant and Murata Electronics North America, Inc. dated August 23, 2010.

23.1			Consent of McGladrey & Pullen LLP, Independent Registered Public Accounting Firm

24.1			Power of Attorney**

31.1			Certification Pursuant to Section 302 of Sarbanes - Oxley Act of 2002 for CEO

31.2			Certification Pursuant to Section 302 of Sarbanes - Oxley Act of 2002 for CFO

4

Exhibits	Previously Filed*	As Exhibit	Description

32.1			Certification Pursuant to Section 906 of Sarbanes - Oxley Act of 2002 for CEO

32.2			Certification Pursuant to Section 906 of Sarbanes - Oxley Act of 2002 for CFO

*	Incorporated herein by reference.
**	Filed on the signature page of this Annual Report on Form 10-K.

5