Form 10-Q
period 2010-11-30
RF MONOLITHICS INC /DE/
filed 2011-01-14
CIK 922204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2010

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

10,716,767

Number of shares of the Registrant’s Common Stock, $.001 par value,

outstanding as of December 31, 2010.

RF MONOLITHICS, INC.

FORM 10-Q

QUARTER ENDED NOVEMBER 30, 2010

PART I. CONDENSED CONSOLIDATED FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RF MONOLITHICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

(In Thousands)

	November 30, 2010	August 31, 2010 (a)
ASSETS

CURRENT ASSETS:
Cash	$536	$631
Trade receivables - net	5,521	5,269
Inventories - net	5,116	5,011
Prepaid expenses and other	368	322

Total current assets	11,541	11,233

PROPERTY AND EQUIPMENT - Net	1,510	1,671
GOODWILL	556	556
INTANGIBLES	369	369
OTHER ASSETS - Net	326	381

TOTAL	$14,302	$14,210

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long term debt - bank	$60	$60
Capital lease obligations - current portion	19	20
Accounts payable - trade	2,608	2,508
Accrued expenses and other current liabilities	989	1,386

Total current liabilities	3,676	3,974

LONG-TERM DEBT - Less current portion:
Long term debt - bank	2,995	2,860
Capital lease obligations	31	35

Total long-term debt	3,026	2,895

DEFERRED TAX LIABILITIES	125	125

Total liabilities	6,827	6,994

STOCKHOLDERS’ EQUITY:
Common stock: 10,717 and 10,726 shares issued	11	11
Additional paid-in capital	51,521	51,649
Common stock warrants	86	86
Treasury stock, 0 and 36 common shares at cost	—	(227)
Accumulated deficit	(44,143)	(44,303)

Total stockholders’ equity	7,475	7,216

TOTAL	$14,302	$14,210

(a)	Derived from audited financial statements.

See notes to condensed consolidated financial statements.

RF MONOLITHICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

(In Thousands, Except Per-Share Amounts)

	Three Months Ended November 30,
	2010	2009
SALES	$8,512	$8,453

COST OF SALES	5,503	5,701

GROSS PROFIT	3,009	2,752

OPERATING EXPENSES:
Research and development	898	758
Sales and marketing	1,189	1,171
General and administrative	694	621

Total operating expenses	2,781	2,550

INCOME FROM OPERATIONS	228	202
OTHER INCOME (EXPENSE):
Interest expense	(72)	(275)
Other, net	13	(24)

Total other expense	(59)	(299)

INCOME (LOSS) BEFORE INCOME TAXES	169	(97)
Income tax expense	9	5

NET INCOME (LOSS)	$160	$(102)

INCOME (LOSS) PER SHARE
Basic	$0.01	$(0.01)

Diluted	$0.01	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	10,708	10,025

Diluted	11,091	10,025

See notes to condensed consolidated financial statements.

RF MONOLITHICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(In Thousands)

	Three Months Ended November 30,
	2010	2009
OPERATING ACTIVITIES:
Net income (loss)	$160	$(102)
Noncash items included in net income:
Depreciation and amortization	214	256
Charge for inventory obsolescence	275	240
Stock-based compensation	95	120
(Gain) Loss on disposal of property and equipment	(1)	23

Changes in operating assets and liabilities:
Trade receivables	(252)	(839)
Inventories	(380)	192
Prepaid expenses and other	(46)	(20)
Accounts payable - trade	100	(314)
Accrued expenses and other liabilities	(397)	200

Net cash used in operating activities	(232)	(244)

INVESTING ACTIVITIES:
Acquisition of property and equipment	(8)	(10)
Proceeds from disposition of property and equipment	6	9
Change in other assets	5	11

Net cash provided by investing activities	3	10

FINANCING ACTIVITIES:
Net borrowings on bank revolver note	150	204
Repayments of mortgage note	(15)	(15)
Repayments of capital lease	(5)	(10)
Proceeds from common stock issued-net of tax payments	4	2

Net cash provided by financing activities	134	181

DECREASE IN CASH AND CASH EQUIVALENTS	(95)	(53)
CASH AND CASH EQUIVALENTS:
Beginning of period	631	585

End of period	$536	$532

SUPPLEMENTAL INFORMATION:
Interest paid	$52	$100

Income taxes paid	$6	$4

See notes to condensed consolidated financial statements.

RF MONOLITHICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

1.	INTERIM FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, that in the opinion of the management of RF Monolithics, Inc. are necessary for a fair presentation of our financial position as of November 30, 2010, and the results of operations and cash flows for the three months ended November 30, 2010 and 2009. These unaudited interim condensed consolidated financial statements should be read in conjunction with our audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended August 31, 2010 filed with the Securities and Exchange Commission.

Operating results for the three months ended November 30, 2010 are not necessarily indicative of the results to be achieved for the full fiscal year ending August 31, 2011.

2.	INVENTORIES

Inventories consist of the following (in thousands):

	November 30, 2010	August 31, 2010

Raw materials and supplies	$2,812	$2,699
Work-in-process	60	46
Finished goods	4,552	4,420

Total gross inventories	7,424	7,165
Less: Inventory reserves	(2,308)	(2,154)

Total inventories	$5,116	$5,011

Some inventory items (chips for use in other assemblies) are now classified as raw material instead of work in process. This is because this inventory is purchased like other raw materials, rather than manufactured in our own facilities. We have reclassified previously reported balances as of August 31, 2010 in the amount of $241,000 from work in process to raw material to make the periods comparable.

3.	CREDIT FACILITIES

Our debt at November 30, 2010 and August 31, 2010 consisted of the following (in thousands):

	November 30, 2010	August 31, 2010

Bank revolving line-of-credit	$2,250	$2,100
Mortgage note	805	820

Total	3,055	2,920

Less: Current portion	60	60

Long-term portion	$2,995	$2,860

Effective November 30, 2010, our $5 million senior secured credit facility (revolving line-of-credit) agreement with ViewPoint Bank was renewed with similar terms to our original facility. Advances under the renewed senior credit facility are based on eighty percent of eligible accounts receivable and fifty percent of eligible finished goods inventory, which is subject to a $1 million maximum on eligible finished goods inventory. This senior credit facility has a term of two years and includes quarterly financial covenants that consist of: i) a current ratio of at least 1.0 and ii) a minimum net worth of $5.5 million and certain other non-financial covenants.

The interest rate on line-of-credit borrowings under our senior credit facility is the higher of the Wall Street Journal Prime Rate plus 2% or the floor rate of 7%. The interest rate on borrowings was 7% on November 30, 2010.

4.	STOCK-BASED COMPENSATION PLANS

We have several stock-based compensation plans, which are more fully described in Note 11 in our fiscal 2010 annual report on Form 10-K. The following table illustrates the stock compensation expense (in thousands) recognized in the three months ended November 30, 2010 and 2009:

	Compensation Expense Recognized Three months ended November 30,
Stock Compensation Plan	2010	2009

Stock options for employees and directors	$—	$1
Employee Stock Purchase Plan	2	—
Restricted Stock Units	93	119

Totals	$95	$120

Stock Options – There were no stock option grants in the current or prior year. As of November 30, 2010, options to purchase 71,547 shares of stock were cancelled in the current year due to employee terminations and option period expirations. The summary of stock option activity for the current fiscal year as of November 30, 2010 follows:

	Three Months Ended November 30, 2010
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($000)
Outstanding at September 1, 2010	978,665	$3.61
Exercised	-0-	$0.00
Expired/cancelled	(71,547)	$4.23

Outstanding at November 30, 2010	907,118	$3.56	1.82	$-0-

Exercisable at November 30, 2010	907,118	$3.56	1.82	$-0-

All outstanding options carry a grant price greater than the $1.17 per share market price of our common stock on November 30, 2010. Therefore, the aggregate intrinsic value is zero as stated in the table above.

Restricted Stock Units - We use restricted stock units, or RSUs, as our primary stock compensation vehicle in lieu of stock options to better match the employees’ perceived benefit with the financial statement cost. Most of our stock compensation expense in the current year relates to RSUs. The following table sets forth the status of our Restricted Stock Unit compensation activity for the current fiscal year as of November 30, 2010:

Nonvested Shares	Shares	Weighted- Average Grant- Date Fair Value
Nonvested at August 31, 2010	751,250	$1.05
Granted	128,300	$1.17
Vested and issued	(22,124)	$0.73
Cancelled	(17,876)	$1.10

Nonvested at November 30, 2010	839,550	$1.08

5.	EARNINGS (LOSS) PER SHARE

Our earnings (loss) per share is computed by dividing our net earnings (loss) by the weighted average number of outstanding common shares during the period. Our diluted earnings (loss) per share is computed by dividing our net earnings (loss) by the weighted average number of outstanding common and potentially dilutive shares. Potentially dilutive shares are derived from outstanding stock options, warrants and RSUs that have an exercise price less than the weighted average market price of our common stock. Any options and warrants with an exercise price greater than the weighted average market price of our common stock are considered antidilutive and are excluded from the computation of diluted earnings per share. In a period of net loss, all outstanding options, warrants and RSUs are considered antidilutive. The number of common stock options, warrants and RSUs considered antidilutive and thus excluded from the year to date diluted earnings or loss per share computation for the three months ended November 30, 2010 was 937,118 and was 1,914,605 for the three months ended November 30, 2009. Due to the net loss for the three months ended November 30, 2009, all common stock options, warrants and RSUs were anti-dilutive.

6.	SALES REVENUE

The following table sets forth the components of our sales and the percentage relationship of the components to sales by segment for the periods ended as indicated (in thousands, except percentage data):

	Quarter Ended
	November 30, 2010		November 30, 2009
	Amounts	% of Total	Amounts	% of Total
Segment Sales:
Wireless Solutions Segment	$3,965	47%	$4,049	48%

Wireless Components Segment	4,547	53	4,404	52

Total sales	$8,512	100%	$8,453	100%

International sales were approximately 61% or $5,217 during the current quarter and 58% or $4,875 during the comparable quarter of the prior year. We consider all product sales with a delivery destination outside of North America to be international sales.

7.	SEGMENT INFORMATION

We have two lines of business, the Wireless Solutions business and the Wireless Components business. Our strategy is to focus our product and market development efforts and resources on the Wireless Solutions business, which we believe gives us greater potential for both increased sales and gross margin.

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

Information concerning the operations and assets in these reportable segments is as follows (in thousands):

	Three Months Ended November 30,
	2010	2009
Net Sales:

Wireless Solutions Group	$3,965	$4,049

Wireless Components Group	4,547	4,404

Total	$8,512	$8,453

Gross Profit:

Wireless Solutions Group	$1,583	$1,667

Wireless Components Group	1,426	1,085

Total	$3,009	$2,752

Operating Expenses (unallocable to segments):

Research and development	898	758

Sales and marketing	1,189	1,171

General and administrative	694	621

Income from operations	$228	$202

Gross Profit percent to sales:

Wireless Solutions Group	39.9%	41.2%

Wireless Components Group	31.4%	24.6%

Total	35.4%	32.6%

	November 30, 2010	August 31, 2010
Segment assets:
Wireless Solutions Group	$6,623	$6,481
Wireless Components Group	4,957	4,747
Corporate and unallocated	2,722	2,982

Total	$14,302	$14,210

8.	LEGAL PROCEEDINGS

On December 3, 2010, the arbitrator of our dispute with CMS Liquidating Company (“CMS”) made its final written determination, ruling in favor of our position that no payments are due CMS under an Earn Out Agreement entered into in connection with the acquisition of substantially all the assets of Caver Morehead, Inc. in September 2006. The arbitrator also determined that RFM is entitled to reimbursement of certain legal and other expenses we incurred in defending our position. We have not recognized any potential benefits from this award in our unaudited Condensed Consolidated Financial Statements.

9.	FAIR VALUE OF FINANCIAL INSTRUMENTS

Our financial instruments consist primarily of cash, accounts receivable, accounts payable and debt. The estimated fair value of cash, accounts receivable and accounts payable approximate their carrying amounts due to the relatively short period to maturity of these instruments. The estimated fair value of all debt as of November 30, 2010 and 2009 approximated the carrying value since the loans incur interest at a variable rate.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion may be understood more fully by reference to the financial statements, notes to the financial statements, and management’s discussion and analysis contained in our Annual Report on Form 10-K for the year ended August 31, 2010 filed with the Securities and Exchange Commission.

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

Our Wireless Solutions segment includes short-range radios based on surface acoustic wave, or SAW, and radio frequency integrated circuit, or RFIC, technologies; RF module products; and stand alone radio systems. Our goal is to provide customers with a wide variety of alternative products for their wireless network applications. Our product offerings include miniature radios that are very short range and ultra low power. We also market standard and custom RF radio modules as well as stand alone radio systems that are packaged radio and network gateway products that possess the capacity for longer range and increased data transmission rates.

Our Wireless Components, or RF Components, segment includes filters, frequency control modules and low-power components. Our goal is to provide simple, cost effective solutions that fit our customers’ specialty applications.

Executive Summary

The market place profiles in which our two segments operate are materially distinct from one another. The Wireless Components segment is characterized by a very competitive environment that has declining average selling prices and frequent product innovation. This market includes several large competitors who have superior financial and other resources. We have competed successfully for over 30 years by cultivating close relationships with a diverse group of customers who offer varied applications and serve diverse markets and geographic locations. In contrast, our Wireless Solutions segment is characterized as a developing market with only a generalized definition of products, services, markets and applications. Competition is not well defined and typically consists of much smaller competitors, many of whom are similar in size and resources to us, or even smaller.

Our strengths benefiting us in both markets include: (a) our ability to identify and capitalize on trends in a rapidly growing wireless marketplace; (b) our capability to develop products that have superior technical characteristics; (c) our expertise to assist our customers in incorporating our products into their applications; (d) our sales channels to gain access to customers and (e) our demonstrated ability to have high quality cost-effective products manufactured in volume with acceptable lead times. Our manufacturing capabilities consist mostly of our relationships with several domestic and offshore contractors.

We have focused our product and market development efforts on products for our Wireless Solutions segment, which we feel offers a technical edge and normally generates a greater gross margin. Our Wireless Components segment, which historically was our core business, has generally declined in sales due to decreased average selling prices in several intensely competitive markets and due to our loss of market share to competing technologies. This did not occur this year due to some recovery in the automotive market, but this has been a trend for several years.

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

Generally we have had positive operating cash flows in recent periods, including fiscal 2010, although not in the current quarter. See the section below entitled “Liquidity” for discussion of cash flows for the current period. Our ability to maintain positive cash flows is dependent on our success in controlling our expenses in relation to our sales. See the section below entitled “Impact of Economic Conditions and Our Response” for discussion of our cost control program. In any case, the amount of positive cash flow may decrease or occasionally turn negative due to fluctuating revenues, declining margins, escalating operating costs, the need for increased working capital to support increased sales, or increased spending to support growth programs. We feel we currently have the financial resources necessary to execute our business plans.

Impact of Economic Conditions and Our Response

The world-wide economic recession had a material impact on our sales and operations during fiscal 2009 and fiscal 2010. Fiscal 2009 sales declined 41% from fiscal 2008. While sales recovered somewhat in fiscal 2010 with a 5% increase, they still remain significantly below fiscal 2008 levels. This resulted in significant losses during fiscal 2009. We reacted with a series of cost savings measures and we have had generally improved results since then. These cost savings measures included reductions in head count and in salaries and various benefit programs. The salary reductions were restored in stages during fiscal 2010.

We believe that our operating results for the last six quarters demonstrate that we have taken appropriate actions to control expenses in our business. For five of the six consecutive quarters, sales levels were reached which resulted in operating income at a level of $200,000 or more. We reported net income for five of the last six quarters and only our decision to obtain a new lender prevented us from reporting net income for the first quarter of fiscal 2010 (see the section below entitled “Financing Arrangements” for further discussion of our banking arrangements).

Economic conditions in the electronics industry have historically experienced extreme fluctuations in demand within short time periods. This condition is a key factor that influences our sales performance. We believe our markets are in a period of relatively stable overall demand, although they have not yet returned to prior levels.

Because our core businesses is now generating operating income at much lower sales levels than prior periods, we have demonstrated the ability to match expense levels with expected revenue. While our cost reductions have resulted in a much lower cost business model, current economic conditions make forecasting future profitability very difficult, and there can be no assurance that we will achieve profitability in the future.

Critical Accounting Policies

We prepare our financial statements in conformity with accounting principles generally accepted in the United States. As such, we are required to make certain estimates and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the periods presented. We described our most significant accounting policies, which we believe are the most critical to fully understand and evaluate our reported financial results, in our Annual Report filed with the Securities and Exchange Commission on November 22, 2010 on Form 10-K. Those policies continue to be our most critical accounting policies for the period covered by this filing.

Results of Operations

In this next section, we will discuss our financial statements. In doing this, we will make comparisons between the following periods, which we believe are relevant to understanding trends in our business:

•

The three months ended November 30, 2010 (current quarter and current year-to-date period) of the fiscal year ending August 31, 2011 in comparison to the three months ended November 30, 2009 of the fiscal year ended August 31, 2010 (comparable quarter of the prior year and prior year-to-date period).

•	Certain comparisons with the three months ended August 31, 2010 (previous quarter) are provided where we believe it is useful to the understanding of trends.

•	The selected financial data for the periods presented may not be indicative of our future financial condition or results of operations.

The following table illustrates operating results for the four quarters of fiscal 2010 and the first quarter of fiscal 2011 (in thousands, except percentage data). These figures will be used when discussing trends in the following section.

	Fiscal 2010 Quarter Ended				Fiscal 2011 Qtr. Ended
	Nov. 30	Feb. 28	May 31	Aug. 31	Nov. 30
Sales by segment:
Wireless Solutions Segment	$4,049	$4,034	$4,377	$4,005	$3,965
Wireless Components Segment	4,404	3,853	4,344	4,554	4,547

Total Sales	8,453	7,887	8,721	8,559	8,512
Sales %-Wireless Solutions	48%	51%	50%	47%	47%
Sales %-Wireless Components	52%	49%	50%	53%	53%
Cost of sales	5,701	5,143	5,777	5,729	5,503

Gross profit	2,752	2,744	2,944	2,830	3,009
% of sales-Wireless Solutions	41.2%	41.3%	41.7%	34.1%	39.9%
% of sales-Wireless Components	24.6%	28.0%	25.8%	32.1%	31.4%
% of sales-Total	32.6%	34.8%	33.8%	33.1%	35.4%

Operating expenses:
Research and development	758	769	808	906	898
Sales and marketing	1,171	1,092	1,217	1,340	1,189
General and administrative	621	589	589	490	694

Total	2,550	2,450	2,614	2,736	2,781

Income from operations	202	294	330	94	228
Other income (expense), net	(299)	(115)	(106)	(86)	(59)

Income before income taxes	(97)	179	224	8	169
Income tax expense (benefit)	5	5	5	(13)	9

Net Income (loss)	$(102)	$174	$219	$21	$160

The following table sets forth, for the three months ended November 30, 2010 and 2009, (a) the percentage relationship of certain items from our statements of operations to total sales and (b) the percentage change in dollar amount of these items between the current period and the comparable period of the prior year.

	Percentage of Total Sales Quarter Ended November 30,		Percentage Change From Quarter Ended November 30, 2009 to Quarter Ended November 30, 2010
	2010	2009
Sales	100%	100%	1%
Cost of sales	65	67	(4)

Gross profit	35	33	9

Research and development	10	9	18
Sales and marketing	14	14	2
General and administrative	8	7	12

Total operating expenses	32	30	9

Income from operations	3	3	13
Other expense, net	(1)	(4)	(80)

Income (loss) before income taxes	2	(1)	274
Income tax (benefit) expense	—	—	80

Net income(loss)	2%	(1)%	257%

Sales

Overall Sales Trends for the Current Quarter Compared to the Prior Year and Previous Quarter

Total sales at $8.51 million increased 1% in the current quarter compared to $8.45 million in the comparable quarter of the prior year, but they decreased 1% from the $8.56 million in the previous quarter. The primary reason for the change in both periods was a change in the number of units sold that was partially offset by changes in average selling prices in the opposite direction. The changes in the number of units sold were largely due to changes in production schedules at our major customers that reflected economic conditions in the markets we serve. The changes in average selling prices were due to both continuing competitive pressures in the markets we serve and a change in product mix between our products.

The following table compares market sales for the current quarter to the comparable quarter of the prior year and to the previous quarter (in thousands, except percentage data). These figures will be used when discussing trends in the following paragraphs.

	Current	Prior Year	Previous
	Quarter	Quarter	Quarter
Market sales:
Industrial	$2,784	$2,288	$3,362
Medical	1,047	1,606	472
Automotive	2,888	3,062	2,649
Consumer	630	619	1,186
Telecommunications	693	651	540
Other	470	227	350

Total sales	$8,512	$8,453	$8,559

Products sold to the industrial and medical markets are primarily Wireless Solutions segment products and products sold to the automotive, consumer and telecommunications markets are primarily Wireless Components segment products.

Historically, demand within the electronics industry has fluctuated widely within short time periods and has been a key factor that influences our sales performance. We believe our markets are in a period of relatively stable overall demand, although they have not yet returned to prior levels.

As might be expected in a situation in which overall sales were relatively stable, there were individual fluctuations in both directions. In comparison to the comparable quarter of the prior year, sales increased 22% to our large industrial market, but only 2% and 6% to our smaller consumer and telecom markets, respectively. The increase in sales to industrial customers represents an ongoing recovery in economic conditions from the very low levels of a year ago, particularly for industrial surveying and telemetry products, which have been adversely affected by a low level of construction activity. Sales of relatively high margin military grade products to “other” markets are dependent on specific programs, which while still relatively small, increased more than 100% from the prior year. Also in comparison to the comparable quarter of the prior year, sales decreased 6% to our large automotive market and 35% to our smaller medical market. The decrease in automotive sales was contrary to recent quarters in which we have seen recovery in automotive production. The decrease in sales to medical customers was due to an ongoing reduction in inventory levels at several major customers.

All of these changes were largely due to changes in production schedules at major customers. Our major customers for many products are OEM customers and contract manufacturers and distributors. These customers order product based upon their own production schedules or the production schedules requested by their customers, which have historically shown considerable volatility.

This volatility in production schedules can be seen in sales trends in comparison to our previous quarter. In contrast to the year-to-year comparison just discussed, in the current quarter sales to automotive customers increased 9% and sales to medical customers increased 122%. Sales to other customers were still relatively small, but they increased 34%, including sales for relatively high margin military grade products. Sales to telecom customers increased 28% as production schedules for contract manufacturers for internet infrastructure markets were relatively high. On the other hand, sales to industrial customers decreased 17% and sales to consumer customers decreased 47%. Again, changes in production schedules to major customers accounted for most of these changes.

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

We have expended substantial resources in developing new products. However, the timing of any sales resulting from new products is dependent upon our customers’ product introduction cycles. Sales to OEM customers are particularly dependent on our customers’ success in their market development programs. For instance, in the past year, we have seen continued delays in customer adoption of our newer products in the machine-to-machine, or M2M, market due to delays in specific customer programs. It is difficult for us to predict when, or if, new products will have a significant impact on our sales.

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

Segment Sales Trends for the Current Quarter Compared to the Prior Year and Previous Quarter

On a segment basis, sales for our product lines were also relatively stable, but did have some varying trends. Wireless Components products sales at $4.5 million increased 3% from the prior year, but were virtually the same as the previous quarter. The increase in sales in comparison to the comparable quarter of the prior year was primarily due to a 10% increase in the number of units sold, partially offset by a decrease in average selling prices. Wireless Component products are largely sold to the automotive, consumer and telecommunications markets, as well as some sales to other markets. In comparison to the comparable quarter of the prior year, the impact of sale increases to the telecom, consumer and other markets for Wireless Component products exceeded the impact of the relatively small decrease in sales to the automotive market. The various changes in sales for these products primarily resulted from changes in economic conditions in the markets in which these products are used.

In comparison to the previous quarter, the increases in sales to the automotive, telecom and other markets were offset by a large decrease in sales to consumer markets for Wireless Component products. The automotive, consumer and telecom markets have all shown significant volatility in recent years, as end customers change their production schedules for those markets. This includes sales for our primary application for the automotive and consumer markets, the satellite radio application. We provide filters for satellite radios that provide services from Sirius XM Radio, Inc. (NASDAQGS: SIRI), which recently announced that its customer base had increased to 20 million subscriptions. We recently announced that we have shipped over 100 million filters into this application. The supply chain for North American automotive production has been subject to volatile changes in production levels and inventory corrections in recent quarters, resulting in both quarterly increases and decreases. We expect the volatility of sales to automotive, consumer and telecom markets to continue.

Wireless Solutions products sales at $4.0 million decreased 2% from the prior year and 1% from the previous quarter. The decreases in sales in comparison to the comparable quarter of the prior year and the previous quarter were primarily due to a decrease in the number of units sold of approximately 20%, partially offset by a similar increase in average selling prices resulting from shifts in product mix. Two of the major markets for these products are the industrial and medical markets. As noted above, sales decreased in medical markets from the prior year as a result of lower production schedules for major customers, we believe resulting from an effort to reduce inventory in that supply chain. Compared to the prior year, this quarter’s reduced medical sales more than offset the effect of the increase in sales to industrial customers, particularly for industrial surveying and telemetry products, which had been adversely affected by a low level of construction activity a year ago. Industrial sales are up from last year but down from last quarter and conversely, medical is down from last year but up from last quarter. Our primary customers for both industrial and medical market products are OEM customers and contract manufacturers and distributors. These customers have historically shown considerable volatility.

The increase in current quarter Wireless Components segment sales in comparison to the comparable quarter of the prior year and decrease Wireless Solutions sales resulted in the Wireless Solutions segment decreasing as percentage of total sales from 48% in the comparable quarter of the prior year to 47% in the current quarter. We believe this was an unfavorable product mix shift from a gross margin standpoint. Wireless Solutions sales were also 47% of total sales in the previous quarter.

We have experienced a long-term trend of lower sales for Wireless Component segment products, including for some of our mature products, both due to a trend towards lower average selling prices and continued conversion of customers to alternative technologies. Our strategy has been to grow our Wireless Solutions segment to offset an expected long-term decline in the Wireless Components segment. In recent years, we have invested considerable resources in product and marketing development to support our strategic plan for the Wireless Solutions segment. Our Wireless Solutions business is focused on a potential multi-billion dollar market for embedded modules and similar products. We are not certain when, if ever, these new products will have a significant additive effect on future sales. An important consideration in our decision to expand resources in the Wireless Solutions segment was the increased potential gross margin these products offer due to their higher technical content. Our total sales on a company-wide basis will likely expand only if the anticipated growth in Wireless Solutions sales exceeds the anticipated decline in sales for our Wireless Components products.

Changes in Average Selling Prices

We compete in very price-competitive markets (particularly those for the Wireless Components group, such as the automotive and satellite radio markets), in which customers require decreased prices over time to retain their business. In addition, our customers expect economies of scale to result in lower pricing as new products ramp up in volume. As a result, each of the product lines within our Wireless Components segment experienced a decline in average selling prices in the current quarter, compared to the comparable quarter of the prior year. A portion of this decrease was a product mix shift within the filter product line of an increasing number of units sold of relatively lower-priced satellite radio filters and a decrease in the number of units sold of relatively higher-priced telecommunications filters. The impact of reductions in average selling price due to this product mix effect tend to be at least partially offset by differences in material costs, as the higher-priced telecommunications products come in larger, more expensive packages. The volume product lines within this segment also experienced a smaller decrease in average selling prices compared to the previous quarter, although a shift in product mix towards telecommunications products resulted in a small net increase in average Wireless Component segment products overall.

In contrast, the Wireless Solutions segment various shifts of product mix resulted in an increase in average selling prices of over 20% in comparison to the comparable quarter of the prior year and the previous quarter. In comparison to the prior year, the sales of relatively high-priced RF modules increased, while sales of relatively low-priced Virtual Wire® and RFIC Short-range Radio products decreased, resulting in the overall increase in average selling prices. Also, within the RF module product line there was an increase in average selling prices resulting from an increase in sales for relatively high-priced custom units, while sales decreased for relatively low-priced standard units. Within the Virtual Wire® and RFIC Short-range Radio product line, there was a reduction in average selling prices resulting from a decrease in sales of relatively high-priced medical units. In comparison to the previous quarter, the overall increase in average selling prices for the Wireless Solutions segment was largely due to the increase in average selling prices for Virtual Wire® and RFIC Short-range Radio products due to a change in product mix towards medical products combined with lower sales for other products. Over the long term, we would expect there to be a trend for lower average selling prices for Wireless Solutions products, because we are introducing products that are targeted at lower price points and higher sales volumes, including recently announced products, as well as a series of RFIC products. However, changes in product mix reflecting relatively more sales of higher-priced products such as medical products may from time to time offset any negative impact on average selling prices for other products.

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

Other Sales Trends

The following table provides additional data concerning our sales:

	Percentage of Sales Revenue
	Current Quarter	Comparable Quarter	Previous Quarter
Sales to top five customers	44%	49%	43%
Distribution sales	36%	40%	41%
Number of customers with 10% or more sales	One	Two	One
Sales for 10% or more customers	21%	30%	17%
International sales	61%	58%	64%

Sales in most of these categories were very similar to our previous fourth quarter and comparable quarter of the prior year. Sales to the top five customers, distribution and sales for 10% or more customers were high in the prior year due to the fact that there were two distribution customers that were 10% or more customers due to relatively high production schedules for their customers. Current quarter sales continued at relatively high levels to Asian stocking representatives, particularly for satellite radio applications.

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

Gross Profit

Overall Gross Profit Trends for Current Quarter Compared to the Prior Year and Previous Quarter

The current quarter gross margin of 35.4% was a significant increase from the 32.6% in the comparable quarter of the prior year and 33.1% in the previous quarter. This increase was primarily due to an improved product mix within our segments in each case. The 280 basis point improvement that occurred in the comparison to the prior year was primarily due to the increase in Wireless Component segment gross margins from 24.6% in the prior year to 31.4% in the current quarter. This resulted partially due to an increase in sales of relatively high-margin frequency control modules to the telecommunications market and increased sales of relatively high-margin military grade filters to other markets. In addition, overall overhead costs at 12% of sales were 3% of sales lower in the current quarter than they were in the comparable quarter of the prior year, most of which impacted the Wireless Component segment. Costs were unusually high in the prior year, both due to lower absorption due to inventory reductions and higher spending levels. Wireless Solutions products also benefited from the reduction in overhead as a percentage of sales, but this was more than offset by an unfavorable shift in product mix within this segment away from medical products. Wireless Solutions segment gross margins declined from 41.2% in the comparable quarter of the prior year to 39.9% in the current quarter.

The 230 basis point improvement that occurred in the comparison to the previous quarter was primarily due to the increase in Wireless Solutions gross margins from 34.1% in the previous quarter to 39.9% in the current quarter. This resulted from a product mix shift towards relatively high margin medical products that occurred, as well as an absence of ramp up costs associated with new manufacturing processes that occurred in the previous quarter. Wireless Components segment gross margins declined from 32.1% in the previous quarter to 31.4% in the current quarter, due to the 9% increase in sales to the automotive market, which was somewhat unfavorable from a product mix standpoint. Overhead costs at 13% of sales increased from 10% of sales due to increased employee benefit cost and increased reserves for slow moving inventory.

Our strategy is to focus our product and market development efforts on increasing the portion of sales for products that have higher potential gross margins, primarily the Wireless Solutions segment products. This does not mean that we will avoid taking advantage of opportunities to grow the Wireless Component sales if extensive additional resources are not required. The factor of changes in our product mix between our segments did not have much impact on gross margins this quarter. We cannot assure you that this strategy regarding an improved product mix will be achieved in future periods.

We expect that this volatility in product mix both between our segments and within them will continue to cause gross margins to fluctuate, sometimes very significantly.

Another factor that did not have much impact on gross margin in comparison to prior periods was the volume impact of a significant amount of overhead costs being allocated over a larger amount of sales, since overall sales did not change very much. While our long-term plan is to increase sales volumes to accomplish this volume effect, there can be no assurance that we can do this in future periods.

As discussed above in the sales section, we normally experience a reduction in average selling prices in our volume product lines, a trend which we expect will continue due to competitive pressures and the fact that we are introducing newer products that are targeted at lower price points and higher sales volumes. Besides our long-term effort to improve gross margin through improved product mix and increased sales volume, our key strategy for dealing with decreased average selling prices is to reduce our per unit manufacturing costs. We devote considerable resources to obtaining purchasing savings and in working with our suppliers and outside contractors to improve yields, increase productivity and to improve processes that result in lower costs. Historically we have been able to achieve per unit cost reductions on a year-over-year basis. This was achieved for most of our volume product lines in the current quarter compared to the comparable quarter of the prior year. We intend to continue our efforts to reduce manufacturing costs in future periods.

The strategies mentioned in the previous paragraph are intended to offset negative factors impacting our gross margin. We were able to improve gross margins substantially in fiscal 2008 and we held our gross margins in fiscal 2009 close to 2008 levels, despite substantially lower sales. However, we were not quite able to offset selling price decreases with cost reductions in fiscal 2010. We continue to target additional cost reductions. However, there is no assurance that margins will improve or even be maintained in future periods.

Research and Development Expenses

Research and development expenses were $0.9 million in the current quarter, compared to $0.8 million in the comparable quarter of the prior year and $0.9 million in the previous quarter. The increase of 19% from the comparable quarter of the prior year was primarily a result of additions in salary related expenses, due to restoration of salary levels, severance costs and increased employee benefit costs.

Research and development expenses were 10% of sales in the current quarter, compared to 9% in the comparable quarter of the prior year. We believe that we have retained the core engineering capabilities we need to continue to develop products and service our customers, and that the continued development of our technology and new products is essential to our growth and success. We believe we have sufficient resources to support our growth strategy for the Wireless Solutions segment and adequate support to maintain our Wireless Component segment. Currently our focus is on developing new RF modules, RFIC’s and new versions of our Virtual Wire® Short-range Radio products for industrial and medical applications.

In recent quarters, research and development expense has slightly increased due to our recent efforts to increase product development, including an increase in head count. Going forward, in the near term we expect to incur similar research and development expenses from the levels we incurred in our current quarter.

Sales and Marketing Expenses

Current quarter sales and marketing expenses were $1.2 million compared to $1.2 million in the comparable quarter of the prior year and $1.3 million in the previous quarter. The decrease from the previous quarter was primarily due to lower sales commission expense and lower expenses related to our awareness program.

Sales and marketing expenses were 14% of sales in the current quarter, compared to 14% in the comparable quarter of the prior year. We continue to improve our sales channels by adding or changing sales representative firms and distributors. We intend to pursue increased sales aggressively in future periods, particularly for Wireless Solutions products. We believe that the greater technical content of the Wireless Solutions segment and our growth strategy requires the current level of sales and marketing expenses as a percentage of sales, at least for the foreseeable future.

In recent quarters sales and marketing expense has slightly increased due to our recent efforts to increase sales activities, including our recent awareness campaign. Going forward, in the near term we expect to incur similar or slightly increased sales and marketing expenses from the levels we incurred in our current quarter, except for sales commission expense which will fluctuate in line with sales levels and product mix.

General and Administrative Expenses

General and administrative expenses were $0.7 million for the current quarter, compared to $0.6 million for the comparable quarter of the prior year and $0.5 million in the previous quarter. This 12% increase over the comparable period was primarily a result of additional legal expenses related to a successful arbitration that occurred in the quarter and due to restored salary levels and increased employee benefit costs. The significant increase from the prior quarter was primarily due to higher professional fees, particularly legal costs related to the arbitration.

General and administrative expenses were 8% of sales in the current quarter, compared to 7% of sales in the comparable quarter of the prior year. We have significant remaining fixed costs related to managing the business and fulfilling our obligations as a public company.

Going forward, in the near term we expect to incur similar or slightly decreased general and administrative expenses from the levels we incurred in our current quarter.

Total Operating Expenses

Operating expenses in total were $2.8 million in the current quarter, compared to $2.6 million in the comparable quarter of the prior year and $2.7 million in the previous quarter. This represented a 9% increase from the prior year and a 2% increase from the previous quarter. The largest increases were salary related items related to restoration of salary levels, severance costs and increased employee benefit costs, as well as additional legal expenses related to the arbitration mentioned above. Operating expenses were approximately 32% of sales in the current quarter, compared to 30% in the comparable quarter of the prior year.

Over the last couple of years, our strategy has been to control our expenses relative to sales closely to return to profitability and we have done that. We have recently adjusted our strategy to allow for small investments to support a growth strategy. In addition, we have restored the salary reductions we initiated as part of our cost reduction program. As a result, in the near term we expect to incur operating expense similar to the levels we incurred in our current quarter, while sales commission expense will continue to fluctuate with sales and product mix.

Other Income (Expense)

Total other income (expense) was a $59,000 net expense in the current quarter, compared to a $299,000 net expense for the comparable quarter of the prior year and an $86,000 net expense for the previous quarter. The significant decrease in expense from last year was primarily a result of $160,000 in early termination fees and other costs related to our decision to terminate our senior lending agreement and enter into a new one, as discussed below in the section entitled “Financing Arrangements”.

Going forward, we expect to incur similar or slightly increased Other Expenses from the levels we incurred in our current quarter.

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

We retain the tax benefits that have been reserved and we will realize the benefits in future periods to the extent we are profitable. As of the end of the prior year, we had income tax carryforwards and other potential tax benefits available to reduce future federal taxable income by approximately $25 million as explained in Note 15 to our financial statements included in our most recent Form 10-K. The net operating loss (“NOL”) carryforwards begin to expire August 31, 2020.

Going forward, we expect to record relatively small income tax provisions until the recovery of deferred tax assets is more likely than not.

Earnings (Loss) per Share

The net income for the current quarter was $160,000, or $0.01 per diluted share, compared to a net loss of $102,000, or $0.01 per diluted share, for the comparable quarter of the prior year and net income of $21,000, or $0.00 per diluted share, for the previous quarter.

In comparison to the comparable quarter of the prior year, the current quarter had higher sales and gross margins, but higher operating expenses, so that income from operations was very similar in both periods. However, other expenses were much lower in the current quarter since the termination fees paid last year were non-recurring, so that net income improved by $262,000.

In comparison to the previous quarter, sales in the current quarter were lower, but gross margins were improved with similar operating expenses, so that net income improved by $139,000.

Financial Condition

Financing Arrangements

In the first quarter of our prior fiscal year, we entered into a new $5 million senior secured credit facility with ViewPoint Bank, with whom we already had an existing mortgage relationship. The proceeds from that facility were used to repay and terminate our credit facility with our previous line of credit lender.

While we incurred $160,000 in termination fees and other costs in the first quarter of the prior year related to this change, we believe there are numerous advantages to the new agreement. First, it allowed us to end our forbearance status with our previous lender. Next, the new financial covenants and other restrictions have provided us increased flexibility to manage our operations. Third, loan costs and banking fees are much lower under the new banking agreement, a primary reason why non-operating expenses have decreased approximately $50,000 or more per quarter. Lastly, we believe this new facility has allowed us to concentrate on the long-term growth of our business.

The new $5 million facility is a revolving line of credit that has been renewed on terms similar to those of the initial facility for two years, until November 30, 2012. Due to the renewal beyond one year, our Revolving line of credit liability is now classified as a long-term liability on our balance sheet. Availability under the facility is based on eighty percent of eligible accounts receivable and fifty percent of eligible finished goods inventory, subject to a $1 million maximum on eligible finished goods inventory. The interest rate under the facility is the higher of the Wall Street Journal Prime Rate plus 2% or the floor rate of 7%. The interest rate on current borrowings is 7%.

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

At November 30, 2010, we maintained access to our revolving line of credit facility, which had an outstanding balance of $2.25 million. Additional loan advances of $2.75 million were available based upon quarter end asset values. The terms of our revolving line of credit facility and its status at the end of the current quarter are described in Note 3 to our unaudited Condensed Consolidated Financial Statements included in this report.

Adjusted EBITDA

The following table sets forth, for the three months ended November 30, 2010 and 2009, the calculation for Adjusted EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization (including stock compensation)) that is referred to in this report (in thousands):

	Three Months Ended November 30,
	2010	2009
Net income (loss)	$160	$(102)

Add back:

Interest expense	72	275

Taxes	9	5

Depreciation	164	199

Amortization:

Patents	50	57

Stock compensation	95	120

Total amortization	145	177

Adjusted EBITDA	$550	$554

Adjusted EBITDA is an important liquidity measurement used by financial institutions to measure a company’s capability to fund operations. Adjusted EBITDA is also used by our management to measure our performance in achieving necessary cost reductions.

Liquidity

Liquidity at November 30, 2010 consisted primarily of $0.5 million of cash and our revolving line of credit facility which had a loan availability of approximately $2.75 million, which consists of eligible accounts receivable and inventory.

Our primary long-range strategy for providing liquidity is to manage our costs in relation to our projected sales levels (see section above entitled “Impact of Economic Conditions and Our Response”) and to generate positive Adjusted EBITDA as shown in the table above. We believe our current cost structure can generate positive Adjusted EBITDA absent further material changes in revenue or expenses. In addition, since we have an outsourced supply chain and have retained significant resources to seek additional sales, we believe we are capable of significantly increasing sales without significant additional fixed expenses.

Net cash used in operating activities was $0.2 million for the current fiscal year-to-date period as compared to the same $0.2 million used in operating activities for the comparable period of the prior year. Both periods showed a use of cash from increased working capital.

A major working capital item related to increased sales in both years was an increase in accounts receivable of $0.3 million in the current year and $0.8 million in the prior year. The increase was larger in the prior year, since it included the effect of the elimination of the benefit of favorable customer payment terms that had been in effect for the fourth fiscal quarter of fiscal 2009. So far, we have seen limited impact of slower payments from customers due to economic conditions as our days-sales-outstanding was in the mid-fifties for both years. Despite our exposure to the automotive business, past due accounts receivable remain very small.

Deferred revenue is lower than the prior year by $0.3 million. In a temporary measure to improve liquidity, we arranged for advance customer payments in the amount of $700,000 in the fourth quarter of fiscal 2009 and first quarter of fiscal 2010. These advances are classified as accrued expenses and other current liabilities on our balance sheet. So far, we have repaid all but $16,000 of these advances, including $273,000 in the current quarter. In the prior year, accrued expense and other liabilities provided $0.2 million in cash flow from increased banking fees and sales commissions.

A working capital item that changed trends was inventory, for which $0.4 million of cash was used in the current year to finance an increase, compared to $0.2 million of cash provided in the prior year as a result of a reduction in inventory. A year ago, we urgently reduced inventory in a necessary effort to provide liquidity. In the current year, we have experienced various increases in lead times for procurement of raw materials from suppliers and finished goods from our contract manufacturers. To provide adequate customer service and protect future sales, we selectively increased key inventory items.

Partially offsetting the increase in inventory in the current year was a $0.1 million increase in accounts payable this year resulting from inventory purchases late in the quarter. In the prior year, we were required to pay down a further $0.3 million to our suppliers to get current to terms. We remain current to normal terms with our suppliers.

In the aggregate, working capital increased by $0.9 million in the current year and increased by $0.7 million in the prior year.

In both years, the decrease in cash flow resulting from the need to finance increased working capital was partially offset by a positive net income adjusted for non-cash items. In the long run, our primary source of cash is net income adjusted for non-cash items such as depreciation and amortization. This amounted to $0.7 million in the current year and $0.5 million in the prior year, as detailed in the table below.

The following table displays, for the three months ended November 30, 2010 and 2009, the calculation of net income adjusted for non-cash items (in thousands):

	Three Months Ended November 30,
	2010	2009
Net income (loss)	$160	$(102)

Non-cash items included in net income (loss):
Depreciation and amortization	214	256
Charge for inventory obsolesence	275	240
Provision for trade receivable allowance - net	—	—
Stock-based compensation	95	120
Loss (gain) on disposal of property and equipment	(1)	23

Net income (loss) adjusted for non-cash items	$743	$537

As you can see from this table, we benefited from increased earnings as adjusted by non-cash items by $0.2 million in the current year in comparison to the prior year.

The negative operating cash flow of $0.2 million in the current quarter is different than the trend of positive operating cash flow that we have historically experienced, including a $1.2 million positive operating cash flow in fiscal 2010 and a larger $4.2 million positive operating cash flow for fiscal 2009. The differences are largely related to working capital items, which are normally favorable factors when sales are decreasing as we liquidate working capital, compared to negative factors when sales are increasing as we need to support growing sales with increased working capital. Going forward, we would expect to return to a generally positive operating cash flow during periods when working capital requirements are approximately neutral or better. However, operating cash flow may be negative in periods when sales are increasing significantly.

Cash used in investing activities was almost a net of zero for the current year-to-date period and the prior year. The proceeds from disposition of property and equipment nearly equaled capital spending in both periods. Capital spending under our fabless business model has remained low and we expect to acquire only up to $0.5 million of capital equipment in fiscal 2011.

Net cash provided by financing activities was a positive $0.1 million in the current year-to-date period, compared to $0.2 million provided by financing activities in the prior year-to-date period. In both periods, the primary activity was a small increase in the amount borrowed under our banking facility.

While we reported positive operating cash flows in recent years, a reduction in sales or gross margins or changes in working capital could occur due to economic or other factors. We believe that cash generated from operations, our cash balances and the amounts available under our banking agreement will be sufficient to meet our cash requirements for the rest of fiscal 2011. If for any reason these sources of funds are not sufficient to meet our requirements, we may be required to raise additional funds. We cannot guarantee that we would be able to obtain additional financing. Should that happen, there could be a material adverse effect on our business, financial condition or results of operations.

Forward-looking Statements

Except for the historical information, this report contains numerous forward-looking statements that involve risks and uncertainties. These statements are made pursuant to the Safe Harbor Provision of the Private Securities Litigation Reform Act of 1995. Statements of our plans, objectives, expectations and intentions involve risks and uncertainties. Statements containing terms such as “anticipate”, “believe”, “estimate”, “expect”, “may”, “plan” or similar terms are considered to contain uncertainty and are forward-looking statements. We believe that these statements are based on reasonable assumptions and our expectations at the time. Our actual results may differ materially from the statements and assumptions discussed in this report. However, these statements involve uncertainties and are completely qualified by reference to several important factors. Factors that could cause or contribute to such differences include, but are not limited to those discussed in the sections entitled Risk Factors, Legal Proceedings, Selected Financial Data and Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report, as well as the other factors detailed from time to time in our SEC reports, including the report on Form 10-K for the year ended August 31, 2010.

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

We are exposed to market risk due to fluctuations in interest rates on our bank debt. As of November 30, 2010, with all other variables held constant, a hypothetical one-percentage point increase in interest rates after they exceed the minimum borrowing rate of 7% as required by our banking agreement, would result in an increase in interest expense of approximately $31,000 on an annual basis.

A significant portion of our products have a manufacturing process in a foreign jurisdiction and are sold in foreign jurisdictions. We manage our exposure to currency exchange fluctuations by denominating most transactions in U.S. dollars. We consider the amount of our foreign currency exchange rate risk to be immaterial as of November 30, 2010, and accordingly have not hedged any such risk.

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

On December 3, 2010, the arbitrator of our dispute with CMS Liquidating Company (“CMS”) made its final written determination, ruling in favor of our position that no payments are due CMS under an Earn Out Agreement entered into in connection with the acquisition of substantially all the assets of Caver Morehead, Inc. in September 2006. The arbitrator also determined that RFM is entitled to reimbursement of certain legal and other expenses we incurred in defending our position. We have not recognized any potential benefits from this award in our unaudited Condensed Consolidated Financial Statements.

ITEM 1A.	RISK FACTORS

There are a number of risks associated with RFM and its business, which are described in our Form 10-K filed with the SEC for the year ended August 31, 2010. Any of these risks, as well as other risks and uncertainties, could harm our business and financial results and cause the value of our securities to decline. The risks described in our Form 10-K are not the only ones facing RFM. Other risks not currently known to us or that we currently deem immaterial also may impair our business.

ITEM 6.	EXHIBITS

(a)	Exhibits. We hereby incorporate by reference all exhibits filed in connection with Form 10-K for the year ended August 31, 2010.

(b)	Exhibits included:

Exhibit	Description

10.37	Second amendment dated September 30, 2010 to Lease Agreement between Registrant and Duke Secured Financing 2006, LLC dated May 31, 2005.

10.38	Second Modification Agreement dated November 30, 2010 to Promissory Note (Commercial-Revolving Draw) between Registrant and Viewpoint Bank dated November 30, 2009.

31.1	Certificate Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 for CEO.

31.2	Certificate Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 for CFO.

32.1	Certificate Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 for CEO.

32.2	Certificate Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 for CFO.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RF MONOLITHICS, INC.

Dated: January 14, 2011	By:	/s/ David M. Kirk
David M. Kirk
Chief Executive Officer, President and Director

	By:	/s/ Harley E Barnes III
Dated: January 14, 2011		Harley E Barnes III
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit	Description

10.37	Second amendment dated September 30, 2010 to Lease Agreement between Registrant and Duke Secured Financing 2006, LLC dated May 31, 2005.

10.38	Second Modification Agreement dated November 30, 2010 to Promissory Note (Commercial-Revolving Draw) between Registrant and Viewpoint Bank dated November 30, 2009.

31.1	Certificate Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 for CEO.

31.2	Certificate Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 for CFO.

32.1	Certificate Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 for CEO.

32.2	Certificate Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 for CFO.