Form 10-Q
period 2011-02-28
RF MONOLITHICS INC /DE/
filed 2011-04-13
CIK 922204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 2011

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

10,901,531

Number of shares of the Registrant’s Common Stock, $.001 par value,

outstanding as of March 31, 2011

RF MONOLITHICS, INC.

FORM 10-Q

QUARTER ENDED FEBRUARY 28, 2011

PART I. CONDENSED CONSOLIDATED FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RF MONOLITHICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

(In Thousands)

	February 28, 2011	August 31, 2010 (a)
ASSETS

CURRENT ASSETS:
Cash	$628	$631
Trade receivables - net	5,747	5,269
Inventories - net	5,727	5,011
Prepaid expenses and other	303	322

Total current assets	12,405	11,233

PROPERTY AND EQUIPMENT - Net	1,364	1,671
GOODWILL	556	556
INTANGIBLES - Net	369	369
OTHER ASSETS - Net	278	381

TOTAL	$14,972	$14,210

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long term debt - bank	$60	$60
Capital lease obligations - current portion	18	20
Accounts payable - trade	2,283	2,508
Accrued expenses and other current liabilities	1,058	1,386

Total current liabilities	3,419	3,974

LONG-TERM DEBT - Less current portion:
Long term debt - bank	3,630	2,860
Capital lease obligations	26	35

Total long-term debt	3,656	2,895

DEFERRED TAX LIABILITIES	125	125

Total liabilities	7,200	6,994

STOCKHOLDERS’ EQUITY:
Common stock: 10,888 and 10,726 shares issued	11	11
Additional paid-in capital	51,827	51,649
Common stock warrants	—	86
Treasury stock, - and 36 common shares at cost	—	(227)
Accumulated deficit	(44,066)	(44,303)

Total stockholders’ equity	7,772	7,216

TOTAL	$14,972	$14,210

(a)	Derived from audited financial statements.

See notes to condensed consolidated financial statements.

RF MONOLITHICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

(In Thousands, Except Per-Share Amounts)

	Three Months Ended February 28,		Six Months Ended February 28,
	2011	2010	2011	2010
SALES	$7,587	$7,887	$16,099	$16,340

COST OF SALES	4,858	5,143	10,361	10,844

GROSS PROFIT	2,729	2,744	5,738	5,496

OPERATING EXPENSES:
Research and development	758	769	1,656	1,527
Sales and marketing	1,248	1,092	2,437	2,263
General and administrative	597	589	1,291	1,210

Total operating expenses	2,603	2,450	5,384	5,000

INCOME FROM OPERATIONS	126	294	354	496
OTHER INCOME (EXPENSE):
Interest expense	(59)	(95)	(131)	(370)
Other	14	(20)	27	(44)

Total other expense	(45)	(115)	(104)	(414)

INCOME BEFORE INCOME TAXES	81	179	250	82
Income tax expense	4	5	13	10

NET INCOME	$77	$174	$237	$72

INCOME PER SHARE
Basic	$0.01	$0.02	$0.02	$0.01

Diluted	$0.01	$0.02	$0.02	$0.01

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	10,828	10,116	10,768	10,078

Diluted	11,302	10,322	11,216	10,156

See notes to condensed consolidated financial statements.

RF MONOLITHICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(In Thousands)

	Six Months Ended February 28,
	2011	2010
OPERATING ACTIVITIES:
Net income	$237	$72
Noncash items included in net income:
Depreciation and amortization	425	502
Charge for inventory obsolescence	428	519
Stock-based compensation	200	236
Loss (gain) on disposal of property and equipment	(1)	41

Changes in operating assets and liabilities:
Trade receivables	(478)	(358)
Inventories	(1,144)	(271)
Prepaid expenses and other	19	30
Accounts payable - trade	(225)	(7)
Accrued expenses and other liabilities	(328)	(238)

Net cash provided by (used in) operating activities	(867)	526

INVESTING ACTIVITIES:
Acquisition of property and equipment	(26)	(78)
Proceeds from disposition of property and equipment	6	14
Change in other assets	6	10

Net cash used in investing activities	(14)	(54)

FINANCING ACTIVITIES:
Net borrowings (repayments) on bank revolver note	800	(283)
Repayments of mortgage note	(30)	(30)
Repayments of capital lease	(11)	(21)
Proceeds from common stock issued-net of tax payments	119	(1)

Net cash provided by (used in) financing activities	878	(335)

INCREASE (DECREASE) IN CASH	(3)	137
CASH:
Beginning of period	631	585

End of period	$628	$722

SUPPLEMENTAL INFORMATION:
Interest paid	$100	$181

Income taxes paid	$6	$4

See notes to condensed consolidated financial statements.

RF MONOLITHICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

1.	INTERIM FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments and accruals that, in the opinion of the management of RF Monolithics, Inc., are necessary for a fair presentation of our financial position as of February 28, 2011, the results of operations for the three and six months ended February 28, 2011 and 2010 and cash flows for the six months ended February 28, 2011 and 2010. These unaudited interim condensed consolidated financial statements should be read in conjunction with our audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended August 31, 2010, filed with the Securities and Exchange Commission.

Operating results for the six months ended February 28, 2011 are not necessarily indicative of the results to be achieved for the full fiscal year ending August 31, 2011.

2.	INVENTORIES

Inventories consist of the following (in thousands):

	February 28, 2011	August 31, 2010

Raw materials and supplies	$2,930	$2,699
Work in process	81	46
Finished goods	5,057	4,420

Total gross inventories	8,068	7,165
Less: Inventory reserves	(2,341)	(2,154)

Total inventories	$5,727	$5,011

3.	CREDIT FACILITIES

Our bank debt as of the dates indicated consists of the following (in thousands):

	February 28, 2011	August 31, 2010

Bank revolving line-of-credit	$2,900	$2,100
Mortgage note	790	820

Total	3,690	2,920

Less: Current portion	60	60

Long-term portion	$3,630	$2,860

Effective November 30, 2010, our $5 million senior secured credit facility (revolving line-of-credit) agreement with ViewPoint Bank was renewed with many similar terms to our original facility. Advances under the renewed senior credit facility are based on eighty percent of eligible accounts receivable and fifty percent of eligible finished goods inventory, which is subject to a $1 million maximum on eligible finished goods inventory. At February 28, 2011, our revolving line-of-credit facility had a loan availability of $2.1 million determined in accordance with our borrowing base. This senior credit facility has a term of two years and includes quarterly financial covenants that consist of: i) a current ratio of at least 1.0 and ii) a minimum net worth of $5.5 million and certain other non-financial covenants. Substantially all our assets serve as collateral under this credit agreement.

The interest rate on revolving line-of-credit borrowings under our senior credit facility is the higher of the Wall Street Journal Prime Rate plus 2% or the floor rate of 7%. The interest rate on these borrowings was 7% on February 28, 2011. The interest rate on our mortgage note is the higher of the Wall Street Journal Prime Rate plus 1% or the floor rate of 6.5%. The interest rate on this borrowing was 6.5% on February 28, 2011.

4.	STOCK-BASED COMPENSATION PLANS

We have several stock-based compensation plans, which are more fully described in Note 11 in our fiscal year 2010 annual report on Form 10-K. Compensation expense related to stock-based plans recognized for the three months ended February 28, 2011 and 2010 was $105,000 and $116,000 respectively. Compensation expense for such plans recognized for the six months ended February 28, 2011 and 2010 was $200,000 and $236,000 respectively.

Stock Options – There were no stock option grants in the current or prior year. During the six months ended February 28, 2011, options to purchase 185,866 shares of stock were forfeited due to employee terminations and option period expirations. The summary of stock option activity for the six months ended February 28, 2011 follows:

	Six Months Ended February 28, 2011
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($000)
Outstanding at September 1, 2010	978,665	$3.61
Exercised	(93,080)	$1.34
Expired/forfeited	(185,866)	$2.87

Outstanding at February 28, 2011	699,719	$4.11	2.01	$22

Exercisable at February 28, 2011	699,719	$4.11	2.01	$22

The aggregate intrinsic values in the table above are calculated using the market price on February 28, 2011 of $1.61.

Restricted Stock Units – We have switched to restricted stock units, or RSUs, as our primary stock compensation vehicle in lieu of stock options to better match the employees’ perceived benefit with the financial statement cost. Most of our stock compensation expense in the current year relates to RSUs. The following table sets forth the status of our Restricted Stock Unit compensation activity for the six months ended February 28, 2011:

Nonvested Shares	Shares	Weighted- Average Grant- Date Fair Value
Nonvested at August 31, 2010	751,250	$1.05
Granted	174,956	$1.37
Vested and issued	(103,779)	$1.83
Cancelled	(41,626)	$1.24

Nonvested at February 28, 2011	780,801	$1.01

5.	EARNINGS PER SHARE

Our earnings per share is computed by dividing our net earnings by the weighted average number of outstanding common shares during the period. Our diluted earnings per share is computed by dividing our net earnings by the weighted average number of outstanding common and potentially dilutive shares. Potentially dilutive shares are derived from outstanding stock options and warrants that have an exercise price less than the weighted average market price of our common stock. Any options and warrants with an exercise price greater than the weighted average market price of our common stock are considered antidilutive and are excluded from the computation of diluted earnings per share. In a period of net loss, all outstanding options and warrants are considered antidilutive. The number of common stock options and warrants considered antidilutive and thus excluded from the diluted earnings or loss per share computation for the three and six months ended February 28, 2011 was 612,220 and was 864,258 for the three and six months ended February 28, 2010.

6.	SALES

The following table sets forth the components of our sales and the percentage relationship of the components of sales by segment for the periods indicated (in thousands, except percentage data):

	Amounts				% of Total
	Three Months Ended Ended February 28,		Six Months Ended Ended February 28,		Three Months Ended Ended February 28,		Six Months Ended Ended February 28,
	2011	2010	2011	2010	2011	2010	2011	2010
Segment Sales:
Wireless Solutions Segment	$3,677	$4,034	$7,642	$8,083	48%	51%	47%	50%

Wireless Components Segment	3,910	3,853	8,457	8,257	52	49	53	50

Total sales	$7,587	$7,887	$16,099	$16,340	100%	100%	100%	100%

International sales were approximately 65% or $4,910 during the current quarter and 60% or $4,694 during the comparable quarter of the prior year. On a six month year to date basis, international sales were approximately 66% or $10,607 during the current year and 59% or $9,569 during the comparable period of the prior year. We consider all product sales with a delivery destination outside of North America to be international sales.

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

Information concerning the operations and assets in these reportable segments is as follows (in thousands):

	Three Months		Six Months
	Ended February 28,		Ended February 28,
	2011	2010	2011	2010
Net Sales:

Wireless Solutions Group	$3,677	$4,034	$7,642	$8,083

Wireless Components Group	3,910	3,853	8,457	8,257

Total	$7,587	$7,887	$16,099	$16,340

Gross Profit:

Wireless Solutions Group	$1,486	$1,665	$3,069	$3,332

Wireless Components Group	1,243	1,079	2,669	2,164

Total	$2,729	$2,744	$5,738	$5,496

Operating Expenses (not allocated to segments):

Research and development	758	769	1,656	1,527

Sales and marketing	1,248	1,092	2,437	2,263

General and administrative	597	589	1,291	1,210

Income from operations	$126	$294	$354	$496

Gross Profit percent to sales:

Wireless Solutions Group	40.4%	41.3%	40.2%	41.2%

Wireless Components Group	31.8%	28.0%	31.6%	26.2%

Total	36.0%	34.8%	35.6%	33.6%

	February 28, 2011	August 31, 2010
Segment assets:
Wireless Solutions Group	$7,436	$6,481
Wireless Components Group	4,976	4,747
Corporate and unallocated	2,560	2,982

Total	$14,972	$14,210

8.	LEGAL PROCEEDINGS

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

Our financial instruments consist primarily of cash, accounts receivable, accounts payable and debt. The estimated fair value of cash, accounts receivable and accounts payable approximate their carrying amounts due to the relatively short period to maturity of these instruments. The estimated fair value of all debt as of February 28, 2011 and 2010 approximated the carrying value since the loans incur interest at a variable rate.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion may be understood more fully by reference to the financial statements, notes to the financial statements, and management’s discussion and analysis contained in our Annual Report on Form 10-K for the year ended August 31, 2010, filed with the Securities and Exchange Commission.

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

A key factor in our sales performance is expected to be successfully developing and selling new products in volumes adequate to offset the decline in selling price and unit sales volumes of our older products. Two key factors in our gross margin performance are expected to be reducing our costs (through innovation, assisting our contractors to identify lower manufacturing costs, and increased volume) and improving our product mix towards higher margin products to offset expected declines in average selling prices.

With the exception of the current period, we generally have had positive operating cash flows in recent periods, including fiscal 2010. See the section below entitled “Liquidity” for discussion of cash flows for the current year. Our ability to maintain positive cash flows is dependent on our success in controlling our expenses in relation to our sales. See the section below entitled “Impact of Economic Conditions and Our Response” for discussion of our cost control program. In any case, the amount of positive cash flow may decrease or occasionally turn negative due to the need for increased working capital, fluctuating revenues, declining margins, escalating operating costs, or increased spending to support growth programs. We feel we currently have the financial resources necessary to execute our business plans.

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

We believe that our operating results for the last seven quarters demonstrate that we have taken appropriate actions to control expenses in our business. We reported net income for six of the last seven quarters and only our decision to obtain a new lender prevented us from reporting net income for the first quarter of fiscal 2010 (see the section below entitled “Financing Arrangements” for further discussion of our banking arrangements).

Demand within the electronics industry fluctuates widely over short periods. This condition is a key factor that influences our sales performance. We believe our markets are in a period of relatively stable overall demand, although they have not yet returned to prior levels.

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

Critical Accounting Policies

We prepare our financial statements in conformity with accounting principles generally accepted in the United States. As such, we are required to make certain estimates and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the periods presented. We described our most significant accounting policies, which we believe are the most critical to fully understanding and evaluating reported financial results, in our Annual Report filed with the Securities and Exchange Commission on November 22, 2010 on Form 10-K. Those policies continue to be our most critical accounting policies for the period covered by this filing.

Results of Operations

In this next section we will discuss our financial statements. In this discussion, we will make comparisons between the following periods, which we believe are relevant to understanding trends in our business:

•

The current quarter and current year-to-date period (current year), each ended February 28, 2011, of the fiscal year ending August 31, 2011, in comparison to the comparable quarter of the prior year (comparable quarter) and prior year-to-date period (prior year), each ended February 28, 2010 of the fiscal year ended August 31, 2010.

•	Certain comparisons with the three months ended November 30, 2010 (previous quarter) are provided where we believe it is useful to the understanding of trends.

The selected financial data for the periods presented may not be indicative of our future financial condition or results of operations.

The following table illustrates operating results for the four quarters of fiscal 2010 and the first two quarters of fiscal 2011 (in thousands, except percentage data). These figures will be used when discussing trends in the following section.

	Fiscal 2010 Quarter Ended				Fiscal 2011 Qtr. Ended
	Nov. 30	Feb. 28	May 31	Aug. 31	Nov. 30	Feb. 28
Sales by segment:
Wireless Solutions Segment	$4,049	$4,034	$4,377	$4,005	$3,965	$3,677
Wireless Components Segment	4,404	3,853	4,344	4,554	4,547	3,910

Total Sales	8,453	7,887	8,721	8,559	8,512	7,587
Sales %-Wireless Solutions	48%	51%	50%	47%	47%	48%
Sales %-Wireless Components	52%	49%	50%	53%	53%	52%
Cost of sales	5,701	5,143	5,777	5,729	5,503	4,858

Gross profit	2,752	2,744	2,944	2,830	3,009	2,729
% of sales-Wireless Solutions	41.2%	41.3%	41.7%	34.1%	39.9%	40.4%
% of sales-Wireless Components	24.6%	28.0%	25.8%	32.1%	31.4%	31.8%
% of sales-Total	32.6%	34.8%	33.8%	33.1%	35.4%	36.0%

Operating expenses:
Research and development	758	769	808	906	898	758
Sales and marketing	1,171	1,092	1,217	1,340	1,189	1,248
General and administrative	621	589	589	490	694	597

Total	2,550	2,450	2,614	2,736	2,781	2,603

Income from operations	202	294	330	94	228	126
Other expense, net	(299)	(115)	(106)	(86)	(59)	(45)

Income (loss) before income tax	(97)	179	224	8	169	81
Income tax expense (benefit)	5	5	5	(13)	9	4

Net Income (loss)	$(102)	$174	$219	$21	$160	$77

The following table sets forth, for the three and six months ended February 28, 2011 and 2010, (a) the percentage relationship of certain items from our statements of operations to sales and (b) the percentage change in these items between the current period and the comparable period of the prior year:

	Percentage of Total Sales				Percentage Change From
	Three Months Ended Ended February 28,		Six Months Ended Ended February 28,		Three Months Ended February	Six Months Ended February
	2011	2010	2011	2010	2010 to 2011	2010 to 2011
Sales	100%	100%	100%	100%	(4)%	(2)%
Cost of sales	64	65	64	66	(6)	(5)

Gross profit	36	35	36	34	(1)	4

Research and development	10	10	10	9	(1)	8
Sales and marketing	16	14	15	14	14	8
General and administrative	8	7	8	8	1	7

Total operating expenses	34	31	33	31	6	8

Income from operations	2	4	3	3	(57)	(29)
Other expense, net	(1)	(2)	(1)	(2)	(61)	(75)

Income before income taxes	1	2	2	1	(55)	205
Income tax expense	0	0	0	0	(20)	30

Net income	1%	2%	2%	1%	(56)%	229%

Sales

Sales by Market Application

The following table compares market sales for the current quarter to the comparable quarter of the prior year and to the previous quarter as well as the current year to date and the prior year to date (in thousands). These figures will be used when discussing trends in the following paragraphs.

	Three Months Ended			Six Months Ended
	February 28,	February 28,	November 30,	February 28,	February 28,
	2011	2010	2010	2011	2010
Market sales:
Industrial	$2,652	$2,651	$2,784	$5,436	$4,939
Medical	1,078	1,206	1,047	2,125	2,812
Automotive	2,281	2,654	2,888	5,169	5,716
Consumer	772	760	630	1,402	1,379
Telecommunications	472	432	693	1,165	1,083
Other	332	184	470	802	411

Total sales	$7,587	$7,887	$8,512	$16,099	$16,340

Products sold to the industrial and medical markets are primarily Wireless Solutions segment products and products sold to the automotive, consumer, telecommunications and other markets are primarily Wireless Components segment products.

Overall Sales Trends for the Current Quarter Compared to the Prior Year and Previous Quarter

Total sales at $7.6 million decreased 4% in the current quarter compared to the $7.9 million for the comparable quarter of the prior year and decreased 11% from the $8.5 million in the previous quarter. Various fluctuations in sales occurred for our segments, most of which were related to changing production schedules for major customers.

The decrease in sales from the comparable quarter of the prior year was because the 9% reduction in sales for our Wireless Solutions segment sales was greater than the 2% increase in sales for our Wireless Component segment sales. The decrease in sales from the comparable quarter for Wireless Solutions segment products resulted from a decrease in the number of units shipped, primarily for customers in the medical market. Overall sales to the medical market declined by 11%, mostly due to a decrease in requirements from several major customers that were reducing inventories. The increase in sales for Wireless Component products resulted from an increase in the number of units shipped, including sales to customers in telecom and “other” markets, including relatively high margin, high reliability (“HI-REL”) products. Sales increased to telecom and “other” markets by 9% and 80%, respectively. The increases in those two markets reflected economic recovery and specific programs that occurred in those markets. Partially offsetting the increase in sales of Wireless Component products in these two markets was a 14% decrease in sales to automotive markets, primarily due to lower production schedules at several of our major customers.

The 11% decrease in sales from the previous quarter was due to a decrease in the number of units shipped by both of our segments, primarily related to the seasonal effect of fewer work days at customer factories due to extended holiday periods both in the US and around the world. This was similar to the 7% reduction in sales from our first quarter to our second quarter that occurred in the last fiscal year and historically has often occurred. This is most dramatically seen in the 21% reduction in sales to automotive customers as holiday production schedules were seasonally reduced at North American automotive factories. Wireless Component segment sales decreased by 15% and Wireless Solutions segment sales decreased 7%, mostly due to this seasonal variation.

Most of these changes were largely due to changes in production schedules at major customers. Our major customers for many products are OEM customers and contract manufacturers and distributors. These customers order product based upon their own production schedules or the production schedules requested by their customers, which have historically shown considerable volatility.

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

We have expended substantial resources in developing new products. However, the timing of any sales resulting from new products is dependent upon our customers’ product introduction cycles. Sales to OEM customers are particularly dependent on our customers’ success in their market development programs. For instance, in the past year, we have seen continued delays in customer adoption of our newer products in the machine-to-machine (“M2M”) market due to delays in specific customer programs. It is difficult for us to predict when, or if, new products will have a significant impact on our sales.

We have significant business in Japan, both with customers and suppliers. We were saddened by the disaster that occurred there and are trying to help in any way that we can. One of our contract manufacturers is located in Japan and, as reported, those facilities sustained no significant damage and production has resumed. While we do not currently expect to see a material adverse effect as a result of those unfortunate events, though the end result will depend on how soon a full level of logistical support and production is achieved. Additionally, we continue to watch for any indirect effects this disaster may have on the supply chains of various markets.

We have experienced sudden increases in demand in the past, which have strained the manufacturing capabilities of our offshore contractors and their raw material suppliers. We have seen lead times lengthen for key raw materials such as packages and integrated circuits. In addition, new products sometimes require manufacturing processes different than those to which we currently have access. Our assembly contractors may not be able to procure sufficient raw materials, or we may not be able to increase the manufacturing capacity of our assembly contractors in a timely manner so as to take advantage of increased market demand. Failure to do this could result in a material loss of potential sales. We believe we are currently in a period of increased raw material lead times that may negatively impact our near term sales prospects. We have mitigated this risk somewhat by increasing inventory on a selective basis.

Year-to-Date Sales Trends

On a year-to-date basis, sales of $16.1 million were almost the same as the $16.3 million for the prior year. Wireless Component sales of $8.5 million increased 2% from the prior year and Wireless Solutions segment sales of $7.6 million decreased 6% from the prior year. Increases in sales to our different markets included a 95% increase in sales to “other” markets (primarily government), 10% for the industrial market, 8% for the telecommunications market and 2% to the consumer market. These increases were due to an increased number of units shipped, reflecting both economic recoveries in the markets served and some penetration of our newer products. The decreases included 24% to the medical market and 10% for the automotive market. These decreases were a result of a decrease in the number of units shipped. We believe the decrease in sales to the medical market were largely a result of efforts on the part of several major customers to reduce inventory. The decrease in automotive sales reflected lower production schedules from the ramp up levels of the prior year.

The Wireless Component sales increase of 2% was due to a 10% increase in the number of units shipped, as several markets experienced recovery and there was greater penetration of crystal based products. Increases occurred in the telecom, consumer and other markets, including higher margin frequency control modules and HI-REL filters. This was offset by the reduction in sales to the automotive market. The increase in the number of units shipped for Wireless Component products was partially offset by a 7% reduction in average selling price, which was not unusual for these very competitive products.

The Wireless Solutions segment 6% sales decrease was due to a 28% decrease in the number of units shipped, primarily for relatively low-priced Virtual Wire® products to customers in the medical market that were reducing their inventory levels. We have seen evidence in recent weeks that this inventory correction may be slowing down, but cannot project when sales levels for these products will return to historical levels. There have also been some program delays that will push out new programs that we are designed into. We have lost market share for a particular automotive program for which Virtual Wire® products are being replaced with an alternative technology. A positive trend is the recovery of the industrial market, particularly for relatively high-priced RF modules, particularly for some medical applications and industrial surveying and telemetry products, which had been adversely affected by a low level of construction activity a year ago. The reduction in the number of units shipped was partially offset by a 32% increase in average selling prices for this segment. The increase in average selling prices for the Wireless Solutions segment resulted from the fact that sales of relatively high-priced RF modules increased, while sales of relatively low-priced Virtual Wire® and RFIC Short-range Radio products decreased, resulting in the overall increase in average selling prices. Also, within the RF module product line there was an increase in average selling prices resulting from an increase in sales for relatively high-priced custom units, while sales decreased for relatively low-priced standard units.

Segment Sales Trends for the Current Quarter Compared to the Prior Year and Previous Quarter

Wireless Components Segment

Wireless Components products sales at $3.9 million increased 2% from the prior year, but decreased 14% from the previous quarter. The increase in sales in comparison to the comparable quarter of the prior year was primarily due to an 11% increase in the number of units sold, partially offset by an 8% decrease in average selling prices. Wireless Component products are largely sold to the automotive, consumer, telecommunications and “other” markets. In comparison to the comparable quarter of the prior year, there was an increase in sales of 80% in the “other” market, as well as increases of 9% and 2% in the telecommunications and consumer markets, respectively, due to a specific HI-REL filter program and continued economic recovery. Partially offsetting this was a 14% decrease in sales to automotive markets, as those markets were ramping up North American production levels a year ago and have lower production levels this year. The reduction in selling prices reflects both competitive conditions in those markets and increased penetration of crystal based products which normally have lower average selling prices.

We believe the 14% decrease in sales for Wireless Component products in comparison to the previous quarter was due to a seasonal reduction in production levels at major customers. Sales were lower in almost all of the markets for these products, including more than 20% reductions for the automotive, telecommunications and other markets. The number of units shipped decreased by 15%. The automotive, consumer and telecom markets have all shown significant volatility in recent years, as end customers change their production schedules for those markets. This includes sales for our primary application for the automotive and consumer markets, the satellite radio application. We provide filters for satellite radios that provide services from Sirius XM Radio, Inc. (NASDAQGS: SIRI), which has announced that its customer base had increased to 20 million subscriptions. In the previous quarter we announced that we had shipped over 100 million filters into this application. The supply chain for North American automotive production has been subject to volatile changes in production levels and inventory corrections in recent quarters, resulting in both quarterly increases and decreases. We expect the volatility of sales to automotive, consumer and telecom markets to continue. Average selling prices for these products actually increased 1%, due to product shifts within the segment towards higher priced products, rather than any overall reduction in competitive pressures.

Wireless Solutions Segment

Wireless Solutions products sales at $3.7 million decreased 9% from the prior year and 7% from the previous quarter. The decreases in sales in comparison to the comparable quarter of the prior year and the previous quarter were both due to a decrease in the number of units sold of 36% and 20%, respectively. Sales for relatively low-priced Virtual Wire® products were adversely affected by reduced production schedules for several major customers and in medical, industrial, automotive and consumer applications. These major customers are OEM customers and contract manufacturers and distributors. These customers have historically shown considerable volatility. In addition, some major customers in medical markets were trying to reduce inventory levels, so their requirements were very low.

Partially offsetting the decease in the number of units shipped in comparison to the comparable quarter of the prior year was a 42% increase in average selling prices for Wireless Solutions products. This resulted from a product mix shift in which there was a significant increase in the number of units shipped of relatively high priced custom RF modules to the industrial and medical markets, combined with the aforementioned decrease in relatively low-priced Virtual Wire® products. There was not a change in fundamental pricing conditions for these products, some of which remain very competitive. The markets for RF Modules were at very depressed levels a year ago due to economic conditions, including surveying and telemetry products, which had been adversely affected by a low level of construction activity. Our strategy to launch products for the sensor network portion of the M2M market is focused on various kinds of RF modules and supporting products.

The 6% decrease in sales of Wireless Solutions products relative to the previous first quarter had many of the characteristics of the decrease in comparison to the comparable quarter of the prior year. There was a 19% reduction in the number of units shipped, primarily for relatively low-priced Virtual Wire® products partially offset by a 15% increase in average selling prices resulting from a product mix shift towards relatively high-priced RF Module sales. The decrease in number of units shipped of Virtual Wire® products resulted both from a seasonal reduction in sales to major customers and the ongoing effects of the effort on the part of medical customers to reduce inventory levels.

The increase in current quarter Wireless Components segment sales in comparison to the comparable quarter of the prior year and decrease in Wireless Solutions sales resulted in the Wireless Solutions segment decreasing as a percentage of total sales from 51% in the comparable quarter of the prior year to 48% in the current quarter. This was an unfavorable product mix shift from a gross margin standpoint. The ratio of Wireless Solutions sales did increase slightly from the previous quarter, when they were 47% of total sales.

We have experienced a long-term trend of lower sales for Wireless Component segment products, including for some of our mature products, both due to a trend towards lower average selling prices and continued conversion of customers to alternative technologies. Our strategy has been to grow our Wireless Solutions segment to offset an expected long-term decline in the Wireless Components segment. In recent years, we have invested considerable resources in product and marketing development to support our strategic plan for the Wireless Solutions segment. A key part of our Wireless Solutions strategy is focused on a potential multi-billion dollar market for the sensor modem portion of the M2M market. We are not certain when, if ever, new products developed for this market will have a significant additive effect on future sales. An important consideration in our decision to expand resources in the Wireless Solutions segment was the increased potential gross margin these products offer due to their higher technical content. Our total sales on a company-wide basis will likely expand only if the anticipated growth in Wireless Solutions sales exceeds the anticipated decline in sales for our Wireless Components products.

Changes in Average Selling Prices

We compete in very price-competitive markets (particularly those for the Wireless Components group, such as the automotive and satellite radio markets), in which customers require decreased prices over time to retain their business. In addition, our customers expect economies of scale to result in lower pricing as new products ramp up in volume. For instance, our Wireless Component products segment experienced a decline in average selling prices of 7% of sales on a year-to-date basis, despite an improvement in product mix. The Virtual Wire® product line also experienced a 3% decline in average selling prices on a year-to-date basis. A portion of this decrease was a product mix shift within the product lines, including a large increase in crystal based products. The impact of reductions in average selling price due to this product mix effect tend to be at least partially offset by differences in material costs, as the higher-priced products come in larger, more expensive packages. Wireless Components products experienced a 1% increase in average selling prices compared to the previous quarter, due to shifts in product mix, rather than any change in market conditions.

In contrast, in the Wireless Solutions segment various shifts of product mix resulted in an increase in average selling prices of over 42% in comparison to the comparable quarter of the prior year and 15% compared to the previous quarter. In both cases, the sales of relatively high-priced RF modules increased, while sales of relatively low-priced Virtual Wire® products decreased, resulting in the overall increase in average selling prices. Also, within the RF module product line there was an increase in average selling prices resulting from an increase in sales for relatively high-priced custom units, while sales decreased for relatively low-priced standard units. Normally an increase in average selling price also results in an increase in material costs, as they involve higher cost products. Over the long term, we would expect there to be a trend towards lower average selling prices for Wireless Solutions products because we are introducing products that are targeted at lower price points and higher sales volumes, including recently announced products, as well as a series of RFIC products. However, changes in product mix reflecting relatively more sales of higher-priced products such as medical products may from time to time offset any negative impact on average selling prices for other products.

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

Other Sales Trends

The following table provides additional data concerning our sales:

	Percentage of Sales Revenue
	Current Quarter	Comparable Quarter	Previous Quarter
Sales to top five customers	43%	44%	44%
Distribution sales	35%	35%	36%
Number of customers with 10% or more sales	One	Two	One
Sales for 10% or more customers	17%	25%	21%
International sales	65%	61%	61%

Current quarter sales in most of these categories are similar to prior periods. An exception was that there were two customers with 10% or more of our sales a year ago, but in the two most recent periods there was only one such customer. The increase in international sales in the current quarter in comparison to the prior year was primarily due to a major customer changing its shipping location out of its North America location to an international location.

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

Gross Profit

Overall Gross Profit Trends for Current Quarter Compared to the Prior Year and Previous Quarter

The current quarter gross profit was $2.7 million, which was the same as the gross profit for the comparable quarter of the prior year on lower sales due to an increase in gross margin as a percentage of sales. Current quarter gross profit decreased from the $3.0 million in the previous quarter, resulting from lower sales with a slightly higher gross margin.

The current quarter gross margin of 36.0% increased 120 basis points from 34.8% in the comparable quarter of the prior year and 60 basis points from 35.4% in the previous quarter. The primary reason for the increase from the previous quarter was an improvement in product mix toward relatively high margin products such as HI-REL filters and frequency control modules within our Wireless Component segment. The gross margin for this segment increased from 28.0% in the comparable quarter of the prior year to 31.4% in the previous quarter to 31.8% in the current quarter. The improvement in product mix was part of the overall increase in sales to telecommunications and “other” markets by 9% and 80%, respectively.

The gross margin for our Wireless Solutions segment, on the other hand, decreased from 41.3% in the comparable quarter of the prior year to 40.4% in the current quarter. This was also primarily due to a change in product mix, in this case related to the overall decrease in sales to the medical market of 11%. The gross margins of the Wireless Solutions segment did increase slightly from the previous quarter, however, from 39.9% to 40.4%, as sales to the medical market also increased by 3%.

Another factor improving gross margins in comparison to both periods was a reduction in overhead costs. Overhead costs include the cost of our staff that plans our operations and manages our contract manufacturing network and other relatively fixed costs such as depreciation. We have been reducing these costs for several years by moving production offshore and by other methods. The cost of non-cash charges for obsolescence and write-downs of inventory are also considered overhead costs. These costs were reduced in this quarter to $153,000, compared to $279,000 in the comparable quarter of the prior year and $275,000 in the previous quarter. There was a lower amount of slow moving inventory in the quarter, as well as less reserve required for quality issues. In addition, an increase in inventory levels contributed to a decrease in overhead cost of sales. These effects, as well as the favorable product mix, resulted in overhead cost as a percentage of sales to be lower at 10.4% of sales this quarter, compared to 10.6% in the comparable quarter of the prior year and 11.9% in the previous quarter.

An element in our strategy to increase gross margin is to increase sales volume in order to allocate a significant amount of fixed overhead costs over a larger amount of sales. Sales volume in fact was a negative factor in the current quarter, particularly in comparison to the previous quarter, since overall sales declined. While our long-term plan is to increase sales volumes to accomplish this volume effect, there can be no assurance that we can do this in future periods. We believe the effects of sales volume will continue to have a very significant impact on future gross margins.

Another strategy to improve gross margins is to focus our product and market development efforts on products that have higher potential gross margins, primarily the Wireless Solutions segment products. This does not mean that we will avoid taking advantage of opportunities to grow our Wireless Component sales if extensive additional resources are not required. However, this does not always occur. Changes in product mix between our segments in fact had a negative impact on gross margins in this quarter in comparison to the comparable quarter of the prior year, since Wireless Solutions sales decreased from 51% of total sales to 48%. The shift in product mix was slightly positive in comparison to the previous quarter in that Wireless Solutions sales increased from 47% to 48%. We cannot assure that our strategy to focus on Wireless Solutions products to increase margins will be achieved in future periods.

In recent quarters, we have experienced shifts in product mix between our product segments and even within them between specific products that significantly affect gross margins. We expect that this volatility in product mix both between our segments and within them will continue to cause gross margins to fluctuate, sometimes very significantly.

As discussed above in the sales section, we normally experience a reduction in average selling prices in virtually all of our volume product lines, a trend which we expect will continue due to competitive pressures and the fact that we are introducing newer products that are targeted at lower price points and higher sales volumes. Sometimes a shift in product mix within a product line can cause a shift in average selling price that is at least partially offset by corresponding changes in related costs per unit. This occurred for several product lines in the current quarter. However, lower average selling prices are generally a negative factor for gross margins and we expect the trend towards lower average selling prices will continue.

Besides our long-term effort to improve gross margin through improved product mix and increased sales volume, our key strategy for dealing with decreased average selling prices is to reduce our per unit manufacturing costs. We devote considerable resources to obtaining purchasing savings and in working with our suppliers and outside contractors to improve yields, increase productivity and to improve processes that result in lower costs. Historically we have been able to achieve per unit cost reductions on a year-over-year basis. This was achieved for most of our volume product lines in the current quarter compared to the comparable quarter of the prior year, including the impact of lower overhead costs per unit, as explained above in this section. We were successful offsetting the selling price reductions mentioned in the previous section with unit cost reductions for most of our product lines in the current quarter.

Year-to-Date Gross Profit Trends for Current Year Compared to the Prior Year

The current year-to-date gross margin was 35.6%, which is an increase from 33.6% in the prior year. This primarily was a result of favorable shifts within the Wireless Component segment. Gross margins for that segment were 31.6% in the current year, compared to 26.2% for the prior year. The shift in product mix towards higher margin frequency control modules and HI-REL filters was the primary reason for this. Gross margins for the Wireless Solutions segment, on the other hand, decreased from 41.2% last year to 40.2%, primarily because of an overall reduction in sales to the medical market of 24%. The reduction in overhead costs benefited both segments. The product mix shift between our segments was unfavorable, with Wireless Solutions sales decreasing from 49% of total sales to 47%.

Our strategies to improve product mix, increase sales volume and reduce per unit manufacturing costs mentioned in the previous section are intended to offset negative factors impacting our gross margin. We continue to target additional cost reductions. However, there is no assurance that margins will improve or even be maintained in future periods.

Research and Development Expenses

Research and development expenses were $0.8 million in the current quarter, compared to $0.8 million in the comparable quarter of the prior year and $0.9 million in the previous quarter. The decrease of 16% from the previous quarter was primarily a result of a head count reduction and its related severance cost that occurred in the previous quarter that did not recur. Salary rates have been restored to former levels for several quarters now.

Research and development expenses were 10% of sales in the current quarter, the same as the comparable quarter of the prior year. We believe that we have retained the core engineering capabilities we need to continue to develop products and service our customers, and that the continued development of our technology and new products is essential to our growth and success. We believe we have sufficient resources to support our growth strategy for the Wireless Solutions segment and adequate support to maintain our Wireless Component segment. Currently our focus is on developing new RF modules and crystal based products for a variety of applications.

Year-to-date research and development expenses were $1.7 million compared to $1.5 million in the prior year. The 8% increase was primarily due to increases in salary related items, including restoration of salary rates to former levels, severance costs and employee benefits.

Going forward, in the near term we expect to incur similar or slightly increased research and development expenses from the levels we incurred in our current quarter.

Sales and Marketing Expenses

Current quarter sales and marketing expenses were $1.2 million compared to $1.1 million in the comparable quarter of the prior year and $1.2 million in the previous quarter. This 14% increase from the comparable quarter of the prior year was primarily a result of increased salary related costs resulting from a restoration of salaries, some increase in headcount to promote sales growth and our awareness campaign.

Sales and marketing expenses were 16% of sales in the current quarter, compared to 14% in the comparable quarter of the prior year. The increase was primarily due to the increase in expense compared to approximately the same sales level. We continue to improve our sales channels by adding or changing sales representative firms and distributors. We intend to pursue increased sales aggressively in future periods, particularly for Wireless Solutions products. We believe that the greater technical content of the Wireless Solutions segment and our growth strategy requires the current level of sales and marketing expenses, at least for the foreseeable future.

Year-to-date sales and marketing expenses were $2.4 million compared to $2.3 million for the comparable year-to-date period. This 8% decrease was primarily due to increased salary related costs resulting from a restoration of salaries, some increase in headcount to promote sales growth and our awareness campaign.

Going forward, in the near term we expect to incur slightly increased sales and marketing expenses from the levels we incurred in our current quarter, except for sales commission expense which will fluctuate in line with sales levels and product mix.

General and Administrative Expenses

General and administrative expenses were $0.6 million for the current quarter, compared to $0.6 million for the comparable quarter of the prior year and $0.7 million in the previous quarter. This 14% decrease from the prior quarter was primarily a result of lower professional fees, including lower legal costs. These expenses were particularly high in the previous quarter due to additional legal expenses related to a successful arbitration that occurred then.

General and administrative expenses were 8% of sales in the current quarter, compared to 7% in the comparable quarter of the prior year and 8% in the previous quarter. The increase from the prior year was due to the decrease in sales at the same expense level. We have significant remaining fixed costs related to managing the business and fulfilling our obligations as a public company.

Year-to-date general and administrative expenses were $1.3 million for the current year, compared to $1.2 million for the prior year year-to-date period. The net 7% increase in expense primarily resulted from the increase in legal expense associated with the arbitration and a restoration of salary rates to former levels.

Going forward, in the near term we expect to incur similar general and administrative expenses from the levels we incurred in our current quarter.

Total Operating Expenses

Operating expenses in total were $2.6 million in the current quarter, compared to $2.45 million in the comparable quarter of the prior year and $2.8 million in the previous quarter. This represented a 6% increase from the comparable quarter of the prior year and a 6% decrease from the previous quarter. The largest increases from the prior year were salary related items related to restoration of salary levels and the awareness campaign. The largest decreases from the previous quarter were an absence of severance costs and decreased legal expenses. Operating expenses were 34% of sales in the current quarter, compared to 31% in the comparable quarter of the prior year and 33% in the previous quarter. Operating expenses increased in comparison to last year on almost the same amount of sales.

Year-to-date operating expenses in total were $5.4 million for the current year, compared to $5.0 million for the comparable year-to-date period. This 8% increase was primarily due to a restoration of salaries and the awareness campaign. Operating expenses were 33% of sales on a year-to-date basis, compared to 31% in the prior year, with expenses increasing on almost the same amount of sales.

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

Other Income (Expense)

Total other expense was $45,000 in the current quarter, compared to $115,000 for the comparable quarter of the prior year and $59,000 for the previous quarter. The decrease in comparison to the prior year was primarily a result of lower interest rates under a new bank agreement and a lower amount borrowed.

Year-to-date total other expense was $104,000, compared to $414,000 for the comparable year-to-date period. The significant decrease in expense from last year was primarily a result of $160,000 in early termination fees and other costs related to our decision to terminate our senior lending agreement and enter into a new one, as discussed below in the section entitled “Financing Arrangements”.

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

Earnings per Share

The net income for the current quarter was $77,000, or $0.01 per diluted share, compared to $174,000, or $0.02 per diluted share, for the comparable quarter of the prior year and $160,000 or $0.01 per diluted share for the previous quarter. The decrease in income in comparison to the prior year was primarily due to an increase in operating expenses. This was partially offset by lower other expense, with gross profit similar in both years. The decrease from the previous quarter was due to decreased sales, partially offset by higher gross margins and decreased operating expenses.

Year-to-date net income was $237,000 or $0.02 per diluted share compared to $72,000 or $0.01 per diluted share in the comparable quarter of the prior year. The increase in net income was primarily due to reduced other expense, including $160,000 in early termination fees and other costs related to our decision to terminate our senior lending agreement and enter into a new one.

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

At February 28, 2011, we maintained access to our revolving line of credit facility, which had a loan balance of $2.9 million. Additional loan advances of approximately $2.1 million were available based upon quarter end asset values. The terms of our revolving line of credit facility and its status at the end of the current quarter are described in Note 3 to our unaudited Condensed Consolidated Financial Statements included in this report.

Adjusted EBITDA

The following table sets forth, for the three and six months ended February 28, 2011 and 2010, the calculation for Adjusted EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization (including stock compensation)) that is referred to in this report (in thousands):

	Three Months		Six Months
	Ended February 28,		Ended February 28,
	2011	2010	2011	2010
Net income	$77	$174	$237	$72

Add back:

Interest expense	59	95	131	370

Taxes	4	5	13	10

Depreciation	164	189	328	388

Amortization:

Patents	47	57	97	114

Stock compensation	105	116	200	236

Total amortization	152	173	297	350

Adjusted EBITDA	$456	$636	$1,006	$1,190

Adjusted EBITDA is an important liquidity measurement used by financial institutions to measure a company’s capability to fund operations. Adjusted EBITDA is also used by our management to measure our performance in achieving necessary cost reductions.

Liquidity

Liquidity at February 28, 2010, consisted primarily of $0.6 million of cash and our revolving line of credit facility which had a loan availability of $2.1 million determined in accordance with our borrowing base, which consists of eligible accounts receivable and inventory.

Our primary long range strategy for providing liquidity is to manage our costs in relation to our projected sales levels (see section above entitled “Impact of Economic Conditions and Our Response”) and to generate positive Adjusted EBITDA as shown in the table above. We believe our current cost structure can generate positive Adjusted EBITDA absent further material changes in revenue or expenses. In addition, since we have an outsourced supply chain and have retained significant resources to seek additional sales, we believe we are capable of significantly increasing sales without significant additional fixed expenses.

Net cash used in operating activities was $0.9 million for the current year-to-date period as compared to $0.5 million provided by operating activities for the prior year. This is a $1.4 million decrease in operating cash flow. The primary reason for decreased cash provided by operations was that net cash used to finance increased working capital was $2.2 million for the year, compared to a $0.85 million for the prior year. This accounted for almost all of the decrease in operating cash flow.

A major use of cash to finance an increase in working capital in both years was an increase in accounts receivable of $0.5 million in the current year and $0.4 million in the prior year. In the current year, much of this increase resulted from the pattern of sales within the quarter, in which much of the quarter’s sales were shipped in the last two months, which resulted in an increase in ending receivables. We have experienced a slight increase in our days-sales-outstanding, which was in the high fifties this quarter compared to the mid-fifties in the previous quarter. We have seen some increase in past due accounts from recent quarters, but we do not believe this represents a significant collectability risk. We maintain credit insurance on most of our receivables.

The largest use of cash to finance an increase in working capital in the current year was an increase in inventory, for which $1.1 million of cash was utilized, compared to $0.3 million in the prior year. Most of the $0.8 million in increased gross inventory in the current quarter resulted from a management decision to keep most of our contract manufacturers producing at normal rates, despite the decrease in sales. In recent quarters, we have experienced increased lead times for procurement of raw materials from suppliers and finished goods from our contract manufacturers. We took advantage of our seasonal pattern in the second quarter to stock active products to improve our ability to provide adequate customer service and protect future sales. It is our practice to keep our inventories at the minimum levels consistent with providing excellent customer service.

The other large uses of cash to finance working capital were a reduction in accounts payable of $0.2 million and a reduction in deferred revenue of $0.3 million. We remain current to normal terms with our suppliers. The deferred revenue refers to the final repayment of advance customer payments that we received during fiscal 2009 as a temporary measure to improve liquidity. These two factors were a use of cash of $0.2 million in the prior year.

We continue to generate substantial cash from net income adjusted for non cash items. We believe that in the long run, our primary source of cash is net income adjusted for non-cash items such as depreciation and amortization. As the following table shows, net income adjusted for non-cash items was a positive $1.3 million in the current year, compared to $1.4 million for the prior year.

The following table displays, for the three and six months ended February 28, 2011 and 2010, the calculation of net income adjusted for non-cash items (in thousands):

	Three Months		Six Months
	Ended February 28,		Ended February 28,
	2011	2010	2011	2010
Net income	$77	$174	$237	$72

Non-cash items included in net income:
Depreciation and amortization	211	246	425	502
Charge for inventory obsolesence	153	279	428	519
Stock-based compensation	105	116	200	236
Loss (gain) on disposal of property and equipment	—	18	(1)	41

Net income adjusted for non-cash items	$546	$833	$1,289	$1,370

In the aggregate, cash requirements to finance increased working capital were $2.2 million, compared to $0.85 million in the prior year. Partially financing this was net income adjusted for non cash items of $1.3 million in the current year and $1.4 million in the prior year. Netting the cash requirements to finance working capital against the cash generating from net income and non-cash items results in the negative operating cash flow of $0.9 million in the current year and a positive operating cash flow of $0.5 million in the prior year.

The negative operating cash flow of $0.9 million in the current year is different than the trend of positive operating cash flow that we have historically experienced, including a $1.2 million positive operating cash flow in fiscal 2010 and a larger $4.2 million positive operating cash flow for fiscal 2009. The differences are largely related to working capital items, which are normally favorable factors when sales are decreasing as we liquidate working capital, while these are negative factors when sales are increasing as we need to support growing sales with increased working capital. Going forward, we would expect to return to a generally positive operating cash flow during periods when working capital requirements are approximately neutral or better. However, operating cash flow may be negative in periods when sales are increasing significantly.

Cash used in investing activities was almost zero for the current year and the prior year. Capital spending was less than $0.1 million in both periods and we expect to acquire only up to $0.4 million of capital equipment in fiscal 2011. Capital spending under our fabless business model has remained low.

Net cash provided by financing activities was $0.9 million in the current year, compared to $0.3 million used for financing activities in the prior year. In the current year, we needed to utilize the bank line to finance the negative operating cash flow caused by the need to finance increased working capital. In the prior year, we utilized the positive operating cash flow to pay down bank debt. In the current year, $0.1 million was raised via proceeds of exercises of stock options.

While we reported positive operating cash flows in recent years, a reduction in sales or gross margins or changes in working capital could occur due to economic or other factors. We believe that cash generated from operations, our cash balances and the amounts available under our banking agreement will be sufficient to meet our cash requirements for the rest of fiscal year 2011. If for any reason these sources of funds are not sufficient to meet our requirements, we may be required to raise additional funds. We cannot guarantee that we would be able to obtain additional financing. Should that happen, there could be a material adverse effect on our business, financial condition and results of operations.

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

We are exposed to market risk primarily due to fluctuations in interest rates on our bank debt. As of February 28, 2011, with all other variables held constant, a hypothetical one-percentage point increase in interest rates after they exceed the minimum borrowing rate of 7% as required by our banking agreement, would result in an increase in interest expense of approximately $37,000 on an annual basis.

A significant portion of our products have a manufacturing process in a foreign jurisdiction and are sold in foreign jurisdictions. We manage our exposure to currency exchange fluctuations by denominating most transactions in U.S. dollars. We consider the amount of our foreign currency exchange rate risk to be immaterial as of February 28, 2011 and accordingly have not hedged any such risk.

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

Inherent Limitations on Effectiveness of Controls

Our management, including the CEO and CFO, does not expect that our Disclosure Controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

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

A potential interruption in supply resulting from the disaster that occurred in Japan in March, 2011

We have significant business in Japan, both with customers and suppliers. One of our contract manufacturers is located in Northern Japan. They have reported to us that their facilities sustained no significant damage and that production resumed in late March. While we do not currently expect to see a material adverse effect on our shipments to customers as a result of those unfortunate events, the end result will depend on how soon a full level of logistical support and production is achieved. We have inquired of our other raw materials suppliers and customers in Japan and have not identified any other significant adverse effects on our ability to fill customer orders. If there were to be a sustained significant interruption in operations at our Japanese contract manufacturer or any other key raw material supplier, that could result in a material negative impact on our results of operations and financial condition. There also is a risk that this disaster will have an adverse effect on orders from our customers.

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

RF MONOLITHICS, INC.

Dated: April 13, 2011	By:	/s/ Farlin A. Halsey
Farlin A. Halsey
Chief Executive Officer, President and Director

	By:	/s/ Harley E Barnes III
Dated: April 13, 2011		Harley E Barnes III
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit	Description

31.1	Certificate Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 for CEO.

31.2	Certificate Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 for CFO.

32.1	Certificate Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 for CEO.

32.2	Certificate Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 for CFO.