Form 10-Q
period 2011-05-31
RF MONOLITHICS INC /DE/
filed 2011-07-14
CIK 922204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 2011

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

10,930,378

Number of shares of the Registrant’s Common Stock, $.001 par value,

outstanding as of June 30, 2011

RF MONOLITHICS, INC.

FORM 10-Q

QUARTER ENDED MAY 31, 2011

PART I. CONDENSED CONSOLIDATED FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RF MONOLITHICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

(In Thousands)

	May 31, 2011	August 31, 2010 (a)
ASSETS

CURRENT ASSETS:
Cash	$541	$631
Trade receivables - net	5,759	5,269
Inventories - net	5,401	5,011
Prepaid expenses and other	300	322

Total current assets	12,001	11,233

PROPERTY AND EQUIPMENT - Net	1,222	1,671
GOODWILL	556	556
INTANGIBLES	369	369
OTHER ASSETS - Net	249	381

TOTAL	$14,397	$14,210

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long term debt - bank	$60	$60
Capital lease obligations - current portion	18	20
Accounts payable - trade	2,269	2,508
Accrued expenses and other current liabilities	987	1,386

Total current liabilities	3,334	3,974

LONG-TERM DEBT - Less current portion:
Long term debt - bank	3,015	2,860
Capital lease obligations	22	35

Total long-term debt	3,037	2,895

DEFERRED TAX LIABILITIES	125	125

Total liabilities	6,496	6,994

STOCKHOLDERS’ EQUITY:
Common stock: 10,930 and 10,726 shares issued	11	11
Additional paid-in capital	51,884	51,649
Common stock warrants	—	86
Treasury stock, 0 and 36 common shares at cost	—	(227)
Accumulated deficit	(43,994)	(44,303)

Total stockholders’ equity	7,901	7,216

TOTAL	$14,397	$14,210

(a)	Derived from audited financial statements.

See notes to condensed consolidated financial statements.

RF MONOLITHICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

(In Thousands, Except Per-Share Amounts)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2011	2010	2011	2010
SALES	$8,289	$8,721	$24,388	$25,061

COST OF SALES	5,559	5,777	15,920	16,621

GROSS PROFIT	2,730	2,944	8,468	8,440

OPERATING EXPENSES:
Research and development	828	808	2,484	2,335
Sales and marketing	1,222	1,217	3,659	3,480
General and administrative	566	589	1,857	1,799

Total operating expenses	2,616	2,614	8,000	7,614

INCOME FROM OPERATIONS	114	330	468	826
OTHER INCOME (EXPENSE):
Interest expense	(66)	(98)	(197)	(468)
Other	23	(8)	50	(52)

Total other expense	(43)	(106)	(147)	(520)

INCOME BEFORE INCOME TAXES	71	224	321	306
Income tax expense (benefit)	(1)	5	12	15

NET INCOME	$72	$219	$309	$291

INCOME PER SHARE
Basic	$0.01	$0.02	$0.03	$0.03

Diluted	$0.01	$0.02	$0.03	$0.03

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	10,914	10,163	10,817	10,107

Diluted	11,288	10,439	11,267	10,314

See notes to condensed consolidated financial statements.

RF MONOLITHICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(In Thousands)

	Nine Months Ended May 31,
	2011	2010
OPERATING ACTIVITIES:
Net income	$309	$291
Noncash items included in net income:
Depreciation and amortization	611	734
Charge for inventory obsolescence	578	756
Stock-based compensation	265	326
Loss (gain) on disposal of property and equipment	(1)	38
Changes in operating assets and liabilities:
Trade receivables	(490)	(664)
Inventories	(968)	(788)
Prepaid expenses and other	22	11
Accounts payable - trade	(239)	29
Accrued expenses and other liabilities	(399)	(403)

Net cash provided by (used in) operating activities	(312)	330

INVESTING ACTIVITIES:
Acquisition of property and equipment	(26)	(205)
Proceeds from disposition of property and equipment	6	17
Change in other assets	(9)	7

Net cash used in investing activities	(29)	(181)

FINANCING ACTIVITIES:
Net borrowings (repayments) on bank revolver note	200	(63)
Repayments of mortgage note	(45)	(45)
Repayments of capital lease	(15)	(32)
Proceeds from common stock issued-net of tax payments	111	(4)

Net cash provided by (used in) financing activities	251	(144)

INCREASE (DECREASE) IN CASH	(90)	5
CASH:
Beginning of period	631	585

End of period	$541	$590

SUPPLEMENTAL INFORMATION:
Interest paid	$156	$252

Income taxes paid	$12	$17

See notes to condensed consolidated financial statements.

RF MONOLITHICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

1.	INTERIM FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments and accruals that, in the opinion of the management of RF Monolithics, Inc., are necessary for a fair presentation of our financial position as of May 31, 2011, the results of operations for the three and nine months ended May 31, 2011 and 2010 and cash flows for the nine months ended May 31, 2011 and 2010. These unaudited interim condensed consolidated financial statements should be read in conjunction with our audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended August 31, 2010, filed with the Securities and Exchange Commission.

Operating results for the nine months ended May 31, 2011 are not necessarily indicative of the results to be achieved for the full fiscal year ending August 31, 2011.

2.	INVENTORIES

Inventories consist of the following (in thousands):

	May 31, 2011	August 31, 2010
Raw materials and supplies	$3,152	$2,699
Work in process	99	46
Finished goods	4,591	4,420

Total gross inventories	7,842	7,165
Less: inventory reserves	(2,441)	(2,154)

Total	$5,401	$5,011

3.	CREDIT FACILITIES

Our bank debt as of the dates indicated consists of the following (in thousands):

	May 31, 2011	August 31, 2010
Bank revolving line-of-credit	$2,300	$2,100
Mortgage note	775	820

Total	3,075	2,920
Less: Current portion	60	60

Long-term portion	$3,015	$2,860

Effective November 30, 2010, our $5 million senior secured credit facility (revolving line-of-credit) agreement with ViewPoint Bank was renewed with many similar terms to our original facility. Advances under the renewed senior credit facility are based on eighty percent of eligible accounts receivable and fifty percent of eligible finished goods inventory, which is subject to a $1 million maximum on eligible finished goods inventory. At May 31, 2011, our revolving line-of-credit facility had unused availability of $2.7 million determined in accordance with our borrowing base. This senior credit facility has a term of two years and includes quarterly financial covenants that consist of: i) a current ratio of at least 1.0 and ii) a minimum net worth of $5.5 million and certain other non-financial covenants. Substantially all our assets serve as collateral under this credit agreement.

The interest rate on revolving line-of-credit borrowings under our senior credit facility is the higher of the Wall Street Journal Prime Rate plus 2% or the floor rate of 7%. The interest rate on these borrowings was 7% on May 31, 2011. The interest rate on our mortgage note is the higher of the Wall Street Journal Prime Rate plus 1% or the floor rate of 6.5%. The interest rate on this borrowing was 6.5% on May 31, 2011.

4.	STOCK-BASED COMPENSATION PLANS

We have several stock-based compensation plans, which are more fully described in Note 11 in our fiscal year 2010 annual report on Form 10-K. Compensation expense related to stock-based plans recognized for the three months ended May 31, 2011 and 2010 was $65,000 and $90,000 respectively. Compensation expense for such plans recognized for the nine months ended May 31, 2011 and 2010 was $265,000 and $326,000 respectively.

Stock Options – There were no stock option grants in the current or prior year. During the six months ended May 31, 2011, options to purchase 290,595 shares of stock were forfeited due to employee terminations and option period expirations. The summary of stock option activity for the nine months ended May 31, 2011 follows:

	Nine Months Ended May 31, 2011
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($000)
Outstanding at September 1, 2010	978,665	$3.61
Exercised	(102,388)	$1.34
Expired/forfeited	(290,595)	$3.21

Outstanding at May 31, 2011	585,682	$4.20	2.03	$-0-

Exercisable at May 31, 2011	585,682	$4.20	2.03	$-0-

The aggregate intrinsic values in the table above are calculated using the market price on May 31, 2011 of $1.21.

Restricted Stock Units – We have switched to restricted stock units, or RSUs, as our primary stock compensation vehicle in lieu of stock options to better match the employees’ perceived benefit with the financial statement cost. Most of our stock compensation expense in the current year relates to RSUs. The following table sets forth the status of our RSUs compensation activity for the nine months ended May 31, 2011:

Nonvested Shares	Shares	Weighted- Average Grant- Date Fair Value
Nonvested at August 31, 2010	751,250	$1.05
Granted	239,085	$1.42
Vested and issued	(149,658)	$1.95
Cancelled	(144,626)	$1.02

Nonvested at May 31, 2011	696,051	$0.99

5.	EARNINGS PER SHARE

Our earnings per share is computed by dividing our net earnings by the weighted average number of outstanding common shares during the period. Our diluted earnings per share is computed by dividing our net earnings by the weighted average number of outstanding common and potentially dilutive shares. Potentially dilutive shares are derived from outstanding stock options and warrants that have an exercise price less than the weighted average market price of our common stock. All RSUs were considered dilutive. Any options and warrants with an exercise price greater than the weighted average market price of our common stock are considered antidilutive and are excluded from the computation of diluted earnings per share. In a period of net loss, all outstanding options and warrants are considered antidilutive. The number of common stock options and warrants considered antidilutive and thus excluded from the diluted earnings or loss per share computation for the three and nine months ended May 31, 2011 was 585,682 and was 1,038,042 for the three and nine months ended May 31, 2010.

6.	SEGMENT INFORMATION

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

Information concerning the operations and assets in these reportable segments is as follows (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2011	2010	2011	2010
Net Sales:

Wireless Solutions Segment	$4,043	$4,377	$11,685	$12,460

Wireless Components Segment	4,246	4,344	12,703	12,601

Total	$8,289	$8,721	$24,388	$25,061

Gross Profit:

Wireless Solutions Segment	$1,577	$1,825	$4,646	$5,157

Wireless Components Segment	1,153	1,119	3,822	3,283

Total	$2,730	$2,944	$8,468	$8,440

Operating Expenses (not allocated to segments):

Research and development	828	808	2,484	2,335

Sales and marketing	1,222	1,217	3,659	3,480

General and administrative	566	589	1,857	1,799

Income from operations	$114	$330	$468	$826

Gross Profit percent to sales:

Wireless Solutions Segment	39.0%	41.7%	39.8%	41.4%

Wireless Components Segment	27.2%	25.8%	30.1%	26.1%

Total	32.9%	33.8%	34.7%	33.7%

	May 31, 2011	August 31, 2010
Segment assets:
Wireless Solutions Segment	$7,241	$6,481
Wireless Components Segment	4,854	4,747
Corporate and unallocated	2,302	2,982

Total	$14,397	$14,210

7.	LEGAL PROCEEDINGS

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

8.	FAIR VALUE OF FINANCIAL INSTRUMENTS

Our financial instruments consist primarily of cash, accounts receivable, accounts payable and debt. The estimated fair value of cash, accounts receivable and accounts payable approximate their carrying amounts due to the relatively short period to maturity of these instruments. The estimated fair value of all debt as of May 31, 2011 and 2010 approximated the carrying value since the loans incur interest at a variable rate.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion may be understood more fully by reference to the financial statements, notes to the financial statements, and management’s discussion and analysis contained in our Annual Report on Form 10-K for the year ended August 31, 2010, filed with the Securities and Exchange Commission.

General

RF Monolithics, Inc., or RFM, was organized in 1979 as a Texas corporation and converted to a Delaware corporation in 1994. We design, develop, manufacture and market solutions-driven and technology-enabled wireless connectivity products for a broad range of wireless applications - from individual standard and custom components to modules for comprehensive industrial wireless sensor networks and machine-to-machine, or M2M, technology. We have two business segments - Wireless Solutions and Wireless Components.

Our Wireless Solutions segment includes: short-range radios based on surface acoustic wave, or SAW, and radio frequency integrated circuit, or RFIC, technologies, RF module products, and stand alone radio systems. Our goal is to provide customers with a wide variety of alternative products for their wireless network applications. Our product offerings include miniature radios that are very short range and ultra low power. We also market standard and custom RF radio modules as well as stand alone radio systems that are packaged radio and network gateway products that possess the capacity for longer range and increased data transmission rates.

Our Wireless Components, or RF Components, business includes filters, frequency control modules and low-power components. Our goal is to provide simple, cost effective solutions that fit our customers’ specialty applications.

Executive Summary

The market place profiles in which our two business segments operate are materially distinct from one another. The Wireless Components segment is characterized by a very competitive environment that has declining average selling prices and frequent product innovation. This market includes several large competitors who have superior financial and other resources. We have competed successfully for over 30 years by cultivating close relationships with a diverse group of customers who offer varied applications and serve diverse markets and geographic locations. In contrast, our Wireless Solutions segment is characterized as a developing market with only a generalized definition of products, services, markets and applications. Competition is not well defined and typically consists of much smaller competitors, many of whom are similar in size and resources to us, or even smaller.

Our strengths benefiting us in both markets include: (a) our ability to identify and capitalize on trends in a rapidly growing wireless marketplace; (b) our capability to develop products that have superior technical characteristics; (c) our expertise to assist our customers in incorporating our products into their applications; (d) our sales channels to gain access to customers and (e) our demonstrated ability to have high quality cost-effective products manufactured in volume with acceptable lead times. Our manufacturing capabilities consist mostly of our relationships with several domestic and offshore contractors. To enhance our sales channels, we recently announced a new agreement with a global distributor, Future Electronics, and the expansion of an existing agreement with another one, Avnet.

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

With the exception of the current year, we generally have had positive operating cash flows in recent periods, including fiscal 2010. See the section below entitled “Liquidity” for discussion of cash flows for the current year. Our ability to maintain positive cash flows is dependent on our success in controlling our expenses in relation to our sales. See the section below entitled “Impact of Economic Conditions and Our Response” for discussion of our cost control program. In any case, the amount of positive cash flow may decrease or occasionally turn negative due to the need for increased working capital, fluctuating revenues, declining margins, escalating operating costs, or increased spending to support growth programs. We feel we currently have the financial resources necessary to execute our business plans.

Impact of Economic Conditions and Our Response

The world-wide economic recession had a material impact on our sales and operations in recent fiscal years. Fiscal 2009 sales declined 41% from fiscal 2008. While sales recovered somewhat in fiscal 2010 with a 5% increase, they still remain significantly below fiscal 2008 levels. This resulted in significant losses during fiscal 2009. We reacted with a series of cost savings measures and we have had generally improved results since then. These cost savings measures included reductions in head count and in salaries and various benefit programs. The salary reductions were restored in stages during fiscal 2010.

We believe that our operating results for the last eight quarters demonstrate that we have taken appropriate actions to control expenses in our business. We reported net income for seven of the last eight quarters and only our decision to obtain a new lender prevented us from reporting net income for the first quarter of fiscal 2010 (see the section below entitled “Financing Arrangements” for further discussion of our banking arrangements).

Demand within the electronics industry fluctuates widely over short periods. This condition is a key factor that influences our sales performance. We believe our markets are in a period of relatively stable overall demand, although they have not yet returned to prior levels.

Because our core businesses is now generating operating income at much lower sales levels than prior periods, we have demonstrated the ability to match expense levels with expected revenue. While our cost reductions have resulted in a much lower cost business model, current economic conditions make forecasting future profitability very difficult, and there can be no assurance that we will achieve profitability in the future. In recent quarters we have supported a modest increase in operating expenses in an attempt to develop additional products and markets to take advantage of our business model to increase sales and income.

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

Results of Operations

In this next section we will discuss our financial statements. In this discussion, we will make comparisons between the following periods, which we believe are relevant to understanding trends in our business:

•

The current quarter and current year-to-date period (current year), each ended May 31, 2011, of the fiscal year ending August 31, 2011, in comparison to the comparable quarter of the prior year (comparable quarter) and prior year-to-date period (prior year), each ended May 31, 2010 of the fiscal year ended August 31, 2010.

•	Certain comparisons with the three months ended February 28, 2011 (previous quarter) are provided where we believe it is useful to the understanding of trends.

The selected financial data for the periods presented may not be indicative of our future financial condition or results of operations.

The following table illustrates, in sequential order, operating results for the four quarters of fiscal 2010 and the first three quarters of fiscal 2011 (in thousands, except percentage data). These figures will be used when discussing trends in the following section.

	Fiscal 2010 Quarter Ended				Fiscal 2011 Qtr. Ended
	Nov. 30	Feb. 28	May 31	Aug. 31	Nov. 30	Feb. 28	May 31
Sales by segment:
Wireless Solutions Segment	$4,049	$4,034	$4,377	$4,005	$3,965	$3,677	$4,043
Wireless Components Segment	4,404	3,853	4,344	4,554	4,547	3,910	4,246

Total Sales	8,453	7,887	8,721	8,559	8,512	7,587	8,289
Sales %-Wireless Solutions	48%	51%	50%	47%	47%	48%	49%
Sales %-Wireless Components	52%	49%	50%	53%	53%	52%	51%

Cost of sales	5,701	5,143	5,777	5,729	5,503	4,858	5,559

Gross profit	2,752	2,744	2,944	2,830	3,009	2,729	2,730
% of sales-Wireless Solutions	41.2%	41.3%	41.7%	34.1%	39.9%	40.4%	39.0%
% of sales-Wireless Components	24.6%	28.0%	25.8%	32.1%	31.4%	31.8%	27.2%
% of sales-Total	32.6%	34.8%	33.8%	33.1%	35.4%	36.0%	32.9%

Operating expenses:
Research and development	758	769	808	906	898	758	828
Sales and marketing	1,171	1,092	1,217	1,340	1,189	1,248	1,222
General and administrative	621	589	589	490	694	597	566

Total	2,550	2,450	2,614	2,736	2,781	2,603	2,616

Income from operations	202	294	330	94	228	126	114
Other expense, net	(299)	(115)	(106)	(86)	(59)	(45)	(43)

Income (loss) before income taxes	(97)	179	224	8	169	81	71
Income tax expense (benefit)	5	5	5	(13)	9	4	(1)

Net Income (loss)	$(102)	$174	$219	$21	$160	$77	$72

The following table sets forth, for the three and nine months ended May 31, 2011 and 2010, (a) the percentage relationship of certain items from our statements of operations to sales and (b) the percentage change in these items between the current period and the comparable period of the prior year:

	Percentage of Total Sales				Percentage Change From
	Three Months Ended May 31,		Nine Months Ended May 31,		Three Months Ended May 2010 to 2011	Nine Months Ended May 2010 to 2011
	2011	2010	2011	2010
Sales	100%	100%	100%	100%	(5)%	(3)%
Cost of sales	67	66	65	66	(4)	(4)

Gross profit	33	34	35	34	(7)	0

Research and development	10	9	10	10	2	6
Sales and marketing	15	14	15	14	0	5
General and administrative	7	7	8	7	(4)	3

Total operating expenses	32	30	33	31	0	5

Income from operations	1	4	2	3	(66)	(43)
Other expense, net	0	(1)	(1)	(2)	(59)	(72)

Income before income taxes	1	3	1	1	(68)	5
Income tax expense	0	0	0	0	(120)	(20)

Net income (loss)	1%	3%	1%	1%	(67)%	6%

Sales

Sales by Market Application

The following table compares market sales for the current quarter to the comparable quarter of the prior year and to the previous quarter as well as the current year to date and the prior year to date (in thousands). These figures will be used when discussing trends in the following paragraphs.

	Three Months Ended			Nine Months Ended
	May 31, 2011	May 31, 2010	February 28, 2011	May 31, 2011	May 31, 2010
Market sales:
Industrial	$2,921	$2,818	$2,652	$8,357	$7,757
Medical	1,383	1,173	1,078	3,508	3,985
Automotive	2,649	3,157	2,281	7,818	8,873
Consumer	823	1,101	772	2,225	2,480
Telecommunications	270	350	472	1,435	1,433
Other	243	122	332	1,045	533

Total sales	$8,289	$8,721	$7,587	$24,388	$25,061

Products sold to the industrial and medical markets are primarily Wireless Solutions segment products and products sold to the automotive, consumer, telecommunications and other markets are primarily Wireless Components segment products.

Overall Sales Trends for the Current Quarter Compared to the Prior Year and Previous Quarter

Summary

Total sales at $8.3 million decreased 5% in the current quarter compared to the $8.7 million for the comparable quarter of the prior year, but increased 9% from the $7.6 million in the previous quarter. We experienced some manufacturing production issues within our supply chain this quarter which resulted in delayed shipments. Those shipment delays were a significant factor resulting in the sales decrease in comparison to the prior year. See the discussion below in the section entitled Sales Risk Factors for further information on manufacturing issues. The increase in comparison to the previous quarter was largely due to a recovery in sales which were seasonally low in our second quarter. In addition to these factors, we continue to see fluctuations in sales due to changing production schedules, both up and down, for major customers, which can materially affect sales levels in any given period.

Comparison to the Prior Year

The 5% decrease in sales from the comparable quarter of the prior year resulted from a decrease in sales for both of our segments - 8% for our Wireless Solutions segment and 2% for our Wireless Component segment. The 8% decrease in sales for Wireless Solutions segment products resulted from a 31% decrease in the number of units shipped, primarily as a result of the manufacturing issues previously mentioned. In addition, there was a reduction in Wireless Solutions segment sales to the automotive market as a result of reduced production for specific programs due to changes in production levels and conversion to another technology. This was partially offset by a 34% increase in average selling prices resulting from shipping delays for relatively lower priced units. The 2% decrease in sales for our Wireless Components segment was primarily due to a reduction in average selling prices of 3% in comparison to the prior year. In addition, there were reductions in sales for automotive programs. On an overall basis, sales to the automotive market decreased 16% in comparison to the prior year as a result of lower production schedules for several programs for both of our product segments.

Partially offsetting the reduction in sales to automotive markets was an overall 4% increase in sales to industrial markets and an 18% increase in sales to medical markets as economic conditions in those markets improved. Those improved economic conditions include surveying and telemetry applications, which had been adversely affected by a low level of construction activity in prior periods, and medical applications for which customers had been attempting to lower inventory levels in prior periods.

Comparison to the Previous Quarter

The 9% increase in sales from the previous quarter was due to an increase in the number of units shipped for both of our segments, primarily related to the seasonal effect of fewer work days that occurred during our second quarter at customer factories due to extended holiday periods. The current quarter had a normal number of production days. The sales recovery was similar to the 11% sales increase that took place between the second and third quarter last year. This seasonal recovery is reflected in a 20% increase in the number of units sold for our Wireless Components segment and a 3% increase for our Wireless Solutions segment, despite the manufacturing issues noted above. Sales to automotive customers increased 16%, sales to industrial customers increased 10% and sales to medical customers increased 28%. The increase to medical markets was also partially due to a return to normal production levels by several customers as they completed inventory reduction programs. These recoveries resulted in sales dollar increases of 9% for the Wireless Component segment and 10% for the Wireless Solutions segment.

Sales Risk Factors

We continue to see the impact of changes in production schedules at major customers. Our major customers for many products are OEM customers and contract manufacturers and distributors. These customers order product based upon their own production schedules or the production schedules requested by their customers, which have historically shown considerable volatility.

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

Many of our products involve very complex manufacturing processes and from time to time our supply chain partners experience problems with them. In the quarter, we experienced delays in shipments for some Wireless Solutions products, which was a significant reason sales decreased from prior year levels. This delay occurred for Virtual Wire® products. Our supply chain includes a partner in Japan. The earthquake was not a material factor in production issues. However, it did reduce our flexibility to catch up in the quarter due to the reduced number of production days that were available. We have taken proactive measures and will continue to deploy resources to improve our supply chain and support our offshore manufacturers as required. We have made significant progress in resolving the production issues and we are returning to normal production levels in our fourth quarter.

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

Year-to-Date Sales Trends

On a year-to-date basis, sales of $24.4 million were 3% less than $25.1 million for the prior year. Wireless Component sales of $12.7 million increased 1% from the prior year and Wireless Solutions segment sales of $11.7 million decreased 6% from the prior year.

In our Wireless Components segment, a 7% increase in the number of units sold due to improved economic conditions and new product penetration was partially offset by a 6% decrease in average selling prices as a result of changes in product mix and continued competitive conditions. Increases in unit volume included greater penetration of crystal based products for the automotive market and increases of higher margin frequency control modules and HI-REL filters to telecommunications and “other” markets.

In our Wireless Solutions segment, a 29% reduction in the number of units sold was only partially offset by a 32% increase in average selling prices resulting from decreased sales of lower priced units. The decreases in the number of units sold for our Wireless Solutions segment was due to customer efforts to reduce inventory, manufacturing issues in the current quarter and other factors. The portion of our business that was most significantly affected by customer inventory reduction efforts was relatively low-priced Virtual Wire® products to customers in the medical market. The current quarter trend shows that this impact is much diminished. There have also been some program delays that pushed out new programs for which we have design wins. It is not clear when these programs will begin to have a significant impact on our sales, if ever. A positive trend is the recovery of the industrial market, particularly for relatively high-priced RF modules for medical applications and industrial surveying and telemetry products.

The sales trends for our various markets reflected the economic conditions in those markets and specific customer programs. In cases where we experienced increases in sales of our products, they were due to an increased number of units shipped. These included a 96% increase in sales to “other” markets (primarily government) for specific programs and 8% to the industrial market, which benefited from economic recovery. Decreases in sales of our products typically were a result of a decrease in the number of units shipped. We had reductions in sales of 12% to the medical market, 12% to the automotive market and 10% to the consumer market. We believe the decrease in sales to the medical market was largely a result of efforts on the part of several major customers to reduce inventory. The decrease in automotive sales reflected lower production schedules from the ramp up levels of the prior year and reductions in specific programs.

Segment Sales Trends for the Current Quarter Compared to the Prior Year and Previous Quarter

Wireless Components Segment

Comparison to the Prior Year

Wireless Components products sales at $4.2 million decreased 2% from the prior year, but increased 9% from the previous quarter. The decrease from the prior year was primarily due to a 3% decrease in average selling prices, due to continued competitive conditions and changes in product mix. The filter product line, which historically has seen price decreases due to competitive conditions, experienced a 9% decrease in average prices in comparison to the comparable quarter of the prior year. The most significant product mix shift was a 100% increase in the number of units shipped of crystals and other frequency control module products for the automotive and other markets. RFM introduced a line of crystal based products over a year ago and these are now gaining acceptance in the marketplace. Crystal based products currently have much lower selling prices, so a sizable increase in sales for crystals contributes towards the lower average selling prices for the segment as a whole. The increase in sales of crystal based products was also the primary reason why the overall number of units sold of Wireless Component products increased 1% from the prior year.

Wireless Component products have historically been sold largely to the automotive, consumer, telecommunications and “other” markets. Sales were actually down on a year-to-year basis in most of these markets by 16% to 25%. The decreases in the primary markets were partially offset by increases in sales for a variety of smaller applications in other markets, including what we call the “other” market category, which increased 100% overall from the prior year. Part of the reason sales to automotive markets decreased by 16% was that those markets were ramping up North American production levels a year ago and have lower production levels this year.

Comparison to the Previous Quarter

The 9% increase in sales for the Wireless Component segment in comparison to the previous quarter was due to recovery from a seasonal reduction in production levels at major customers that normally occurs in our second quarter. As stated above, sales for most of primary markets increased in comparison to the previous quarter. The increase in the number of units shipped was partially offset by a decrease in average selling prices of 12%, as competitive conditions continued and the quarter included the effects of a 20% increase in the number of units shipped of relatively low priced crystal based products. One market that decreased in comparison to the previous quarter was our “other” market, for which sales deceased 27% from the previous quarter. This was largely due to the ending of program that we had in the last several quarters for relatively high margin, high reliability (“HI-REL”) products. This also contributed to the decrease in average selling prices for the Wireless Component segment.

The automotive, consumer and telecom markets have all shown significant volatility in recent years, as end customers change their production schedules for those markets. This includes sales for our primary application for the automotive and consumer markets, satellite radio. We provide filters for satellite radios that provide services from Sirius XM Radio, Inc. (NASDAQGS: SIRI), which has announced that its customer base had increased to 20 million subscriptions. Earlier this year we announced that we had shipped over 100 million filters for this application. The supply chain for North American automotive production has been subject to volatile changes in production levels and inventory corrections in recent quarters, resulting in both quarterly increases and decreases. We expect the volatility of sales to automotive, consumer and telecom markets to continue.

Wireless Solutions Segment

Comparison to the Prior Year

Wireless Solutions products sales at $4.0 million decreased 8% from the prior year, but increased 9% from the previous quarter. These changes in sales were both significantly impacted by changes in the number of units sold. As noted above in the section entitled “Overall Sales Trends for the Current Quarter Compared to the Prior Year and Previous Quarter”, the 31% reduction in the number of units sold of Wireless Solutions products was due to both shipping delays resulting from manufacturing issues in our supply chain and from lower sales to automotive markets for two programs that involved lower production schedules and for which Virtual Wire® products are being replaced with an alternative technology. Favorable factors were that sales to the medical market and the industrial market increased 18% and 4%, respectively. A large portion of the increase in sales to the medical market resulted from the completion by several customers of inventory reduction efforts that had occurred in prior periods. The increase in industrial sales resulted from continuing economic recovery and some penetration of new products targeted for this market.

Wireless Solutions products continue to be affected by changes to production schedules for several major customers and in medical, industrial, automotive and consumer applications. These major customers are OEM customers and contract manufacturers and distributors. These customers have historically shown considerable volatility that we expect to continue.

The decrease in the number of units sold was partially offset by a 34% increase in average selling prices as the shipping delays and other decreases in the number of units sold were mostly for the relatively lower priced Virtual Wire® units’ portion of the segment as compared to modules, increasing the average price of what was sold. There was also an increase in the number of units sold of relatively high priced custom RF modules to the industrial and medical markets. There was not a change in fundamental pricing conditions for these products, some of which remain very competitive. Partially offsetting the overall increase in average selling prices for the Wireless Solutions segment was a 4% decrease in average selling prices for the Virtual Wire® product line, as the units that experienced shipping delays were primarily the relatively higher priced versions of these products.

The greater relative decrease in Wireless Solutions segment sales in comparison to the smaller decrease in Wireless Components segment sales in the current quarter resulted in the Wireless Solutions segment decreasing as a percentage of total sales from 50% in the comparable quarter of the prior year to 49% in the current quarter. This was an unfavorable product mix shift from a gross margin standpoint. The ratio of Wireless Solutions sales did increase slightly from the previous quarter, when they were 48% of total sales.

Comparison to the Previous Quarter

The 9% increase in sales of Wireless Solutions products relative to the previous quarter was due to a 3% increase in the number of units sold (despite the shipping delays) and an increase in average selling prices of 7%. The increase in number of units sold was due to a seasonal recovery from the second quarter, and an increase in medical market sales as explained above. This is seen in the increase in sales to the industrial and medical markets of 10% and 28%, respectively. The increase in average selling prices was due to the greater relative increase in sales of relatively higher priced RF Module units in comparison to the relatively low-priced Virtual Wire® products.

Strategy

We have experienced a long-term trend of lower sales for Wireless Component segment products, including for some of our mature products, both due to a trend towards lower average selling prices and continued conversion of customers to alternative technologies. Our strategy has been to grow our Wireless Solutions segment to offset an expected long-term decline in the Wireless Components segment. In recent years, we have invested considerable resources in product and marketing development to support our strategic plan for the Wireless Solutions segment. In recent months we have launched three new product lines, including our WLS series of Wi-Fi® and Bluetooth® modules, a ZigBee Pro module and platform wireless sensor modem and gateway products. Each of these is a broad product offering to large markets such as medical and industrial monitoring and smart home applications. A key part of our Wireless Solutions strategy is focused on a potential multi-billion dollar market for the sensor modem portion of the M2M market. This sensor network strategy is focused on various kinds of RF modules and supporting products. We are not certain when, if ever, new products developed for this market will have a significant additive effect on future sales.

An important consideration in our decision to expand resources in the Wireless Solutions segment was the increased potential gross margin these products offer due to their higher technical content. Our total sales on a company-wide basis will likely expand only if the anticipated growth in Wireless Solutions sales exceeds the anticipated decline in sales for our Wireless Components products.

Changes in Average Selling Prices

We compete in very price-competitive markets (particularly those for the Wireless Components group, such as the automotive and satellite radio markets), in which customers require decreased prices over time to retain their business. In addition, our customers expect economies of scale to result in lower pricing as new products ramp up in volume. For instance, our Wireless Component products segment experienced a decline in average selling prices of 6% of sales on a year-to-date basis, despite an improvement in product mix. The Virtual Wire® product line also experienced a 3% decline in average selling prices on a year-to-date basis. A portion of this decrease was a product mix shift within the product lines, including a large increase in crystal based products. The impact of reductions in average selling price due to this product mix effect tend to be at least partially offset by differences in material costs, as the higher-priced products come in larger, more expensive packages. Wireless Components products experienced a 12% increase in average selling prices compared to the previous quarter, primarily due to shifts in product mix, rather than any change in market conditions.

In contrast, in the Wireless Solutions segment various shifts of product mix resulted in an increase in average selling prices of over 34% in comparison to the comparable quarter of the prior year and 7% compared to the previous quarter. In both cases, the sales of relatively high-priced RF modules increased, while sales of relatively low-priced Virtual Wire® products decreased, resulting in the overall increase in average selling prices. Also, within the RF module product line there was an increase in average selling prices resulting from an increase in sales for relatively high-priced custom units, while sales decreased for relatively low-priced standard units. Normally an increase in average selling price also results in an increase in material costs, as they involve higher cost products. Over the long term, we would expect there to be a trend towards lower average selling prices for Wireless Solutions products because we are introducing products that are targeted at lower price points and higher sales volumes, including recently announced RF Module products, as well as a series of RFIC products. However, changes in product mix reflecting relatively more sales of higher-priced products such as medical products may from time to time offset any negative impact on average selling prices for other products.

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

Other Sales Trends

The following table provides additional data concerning our sales:

	Percentage of Sales Revenue
	Current Quarter	Comparable Quarter	Previous Quarter
Sales to top five customers	50%	50%	43%
Distribution sales	41%	38%	35%
Number of customers with 10% or more sales	One	One	One
Sales for 10% or more customers	22%	21%	17%
International sales	66%	61%	65%

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

Gross Profit

Overall Gross Profit Trends for Current Quarter Compared to the Prior Year and Previous Quarter

Summary

The current quarter gross profit was $2.7 million, which was 7% less gross profit than the comparable quarter of the prior year due to a 5% decrease in sales and a decrease in gross margin as a percentage of sales from 33.8% to 32.9%. Current quarter gross profit was the same as the previous quarter, despite an increase in sales, due to decreased gross margin as a percentage of sales compared to 36.0% in our second quarter. The current quarter gross margin of 32.9% decreased 310 basis points from the previous quarter and 90 basis points from the comparable quarter of the prior year.

Comparison to the Previous Quarter

The primary reason for the decrease from the previous quarter was an unfavorable change in product mix that occurred within our Wireless Component segment in which sales declined for relatively high margin products such as HI-REL filters and frequency control modules due to reasons discussed in the sales section. This was partially offset by sales increases in relatively lower margin products. The gross margin for the Wireless Component segment decreased from 31.8% in the previous quarter to 27.2% in the current quarter. The current quarter margin is very close to the average gross margin for the prior fiscal year of 27.7% and reflects a more historically normal margin. Periodically we secure relatively higher margin contracts like the HI-REL filter program as we did in the first two quarters of this fiscal year, but those were discrete programs that had limited duration.

Another reason for the decrease in gross margin is that Wireless Solutions segment margin decreased from 40.4% in the previous quarter to 39.0% in the current quarter. This was primarily due to incremental costs related to the manufacturing issues mentioned above, as well as some product line shifts that occurred within the RF Module product line towards lower sales for specific programs with relatively higher gross margins. These negative factors had a larger impact than the favorable product mix shift to additional industrial and medical market sales that historically involve relatively high gross margins.

Comparison to the Prior Year

The primary reason for the decrease in gross margin in comparison to the comparable quarter of the prior year was that Wireless Solutions segment gross margins decreased due to a decrease in gross margin for our Virtual Wire® product line portion of the segment. This resulted from two effects of the manufacturing issues that occurred in the current quarter – we incurred incremental costs related to those issues and there was a 4% decrease in average selling price for those Virtual Wire® products as the production and shipping delays were for the higher priced and higher gross margin versions of Virtual Wire® products. Gross margins for the Wireless Components segment increased from 25.8% last year to 27.2% this year due to lower overhead costs related to lower reserves for obsolescence and slow moving inventory.

Factors that Influence Gross Margins

Declining Selling Prices

As discussed above in the sales section, we normally experience a reduction in average selling prices in virtually all of our volume product lines, a trend which we expect will continue due to competitive pressures and our introducing newer products that are targeted at lower price points and higher sales volumes. For instance, on an overall basis, our average selling prices declined 4% in comparison to the prior year. Sometimes a shift in product mix within a product line can cause a shift in average selling price that is at least partially offset by corresponding changes in related costs per unit. This occurred for several product lines in the current quarter. However, lower average selling prices are generally a negative factor for gross margins and we expect the trend towards lower average selling prices will continue.

Product Mix

One element in our strategy to offset selling price increases and increase gross margin is to focus our product and market development efforts on products that have higher potential gross margins, primarily the Wireless Solutions segment products. However, this does not always occur. We also try to take advantage of opportunities to grow our Wireless Component sales if extensive additional supporting resources are not required. In any given period, there are a number of reasons why a particular segment sales increase or decrease and the result may not mirror our long term strategy to grow Wireless Solutions segment sales. Changes in product mix between our segments in fact had a negative impact on gross margins in this quarter in comparison to the comparable quarter of the prior year, since Wireless Solutions sales decreased from 50% of total sales to 49%. We cannot assure that our strategy to focus on Wireless Solutions products to increase margins will be achieved in future periods.

In recent quarters, we have also experienced shifts in product mix within our product segments between specific products that significantly affect gross margins. We expect that this volatility in product mix both between our segments and within them will continue to cause gross margins to fluctuate, sometimes very significantly.

Overhead Costs and Related Volume Impact

Another strategy to improve gross margins is to increase sales volume in order to allocate a significant amount of fixed overhead costs over a larger amount of sales. Overhead costs include the cost of our staff that plans our operations and manages our contract manufacturing network and other relatively fixed costs such as depreciation. Increasing sales volume would have the effect of spreading these relatively fixed costs over more units. Sales volume in fact was a positive factor in the current quarter in comparison to the previous quarter due to the sales increase. However, it was a negative factor in comparison to the prior year. While our long-term plan is to increase sales volumes to accomplish this volume effect, there can be no assurance that we can do this in future periods. We believe the effects of sales volume will continue to have a very significant impact on future gross margins.

We have been reducing overhead costs for several years by moving production offshore and by other methods. The cost of non-cash charges for obsolescence and write-downs of inventory, which we include in cost of sales, are also considered overhead costs. These costs were reduced in this quarter to $150,000, compared to $237,000 in the comparable quarter of the prior year and $153,000 in the previous quarter. There was a lower amount of slow moving inventory in the quarter, compared to last year, as well as less reserve required for quality issues. Partially offsetting these lower costs in this quarter was a decrease in inventory levels that resulted in less overhead absorption. The net impact of all these effects was that overhead cost as a percentage of sales was lower at 10.2% of sales this quarter, compared to 11.3% in the comparable quarter of the prior year and 10.4% in the previous quarter.

Reducing Per Unit Manufacturing Costs

In addition to our long-term effort to improve gross margin through improved product mix and increased sales volume, our key strategy for dealing with decreased average selling prices is to reduce our per unit manufacturing costs. We devote considerable resources to obtaining purchasing savings and in working with our suppliers and outside contractors to improve yields, increase productivity and to improve processes that result in lower costs. Historically we have been able to achieve per unit cost reductions on a year-over-year basis. This was achieved for most of our volume product lines on a year-to-date basis compared to the prior year, including the impact of lower overhead costs per unit, as explained above in this section. We were successful in offsetting the selling price reductions mentioned above with unit cost reductions for most of our product lines in the current quarter.

Year-to-Date Gross Profit Trends for Current Year Compared to the Prior Year

The current year-to-date gross margin was 34.7%, which is an increase from 33.7% in the prior year. This primarily was a result of favorable shifts within the Wireless Component segment. Gross margins for that segment were 30.1% in the current year, compared to 26.1% for the prior year. The shift in product mix towards higher margin frequency control modules and HI-REL filters that occurred in our first and second quarter was the primary reason for this. Gross margins for the Wireless Solutions segment, on the other hand, decreased from 41.4% last year to 39.8%, due to the manufacturing issues encountered in the current quarter, the impact of lower sales volume on overhead costs and a reduction in sales to the relatively high margin medical market of 12%. The reduction in overhead costs benefited both segments. The product mix shift between our segments was unfavorable, with Wireless Solutions sales decreasing from 50% of total sales to 48%.

Our strategies to improve product mix, increase sales volume and reduce per unit manufacturing costs mentioned in the previous section are intended to offset negative factors impacting our gross margin. We continue to target additional cost reductions. However, there is no assurance that margins will improve or even be maintained in future periods.

Research and Development Expenses

Research and development expenses were $0.8 million in the current quarter, nearly the same as the comparable quarter of the prior year and the previous quarter. There were slight increases in cost related to an increase in outside services related to certification costs for new products and additional medical benefit costs.

Research and development expenses were 10% of sales in the current quarter, the same as the previous quarter. We believe that we have retained the core engineering capabilities we need to continue to develop products and service our customers, and that the continued development of our technology and new products is essential to our growth and success. We believe we have sufficient resources to support our growth strategy for the Wireless Solutions segment and adequate support to maintain our Wireless Component segment. Currently our focus is on developing new radio modules and crystal based products for a variety of applications.

Year-to-date research and development expenses were $2.5 million compared to $2.3 million in the prior year. The 6% increase was primarily due to increases in salary related items, including restoration of salary rates to former levels, severance costs and increased outside service costs.

Going forward, in the near term we expect to incur similar or slightly increased research and development expenses from the levels we incurred in our current quarter.

Sales and Marketing Expenses

Current quarter sales and marketing expenses were $1.2 million compared to nearly the same cost as the comparable quarter of the prior year and the previous quarter. Sales and marketing expenses were 15% of sales in the current quarter, compared to 14% in the comparable quarter of the prior year. The increase was primarily due to the decrease in sales level. We continue to improve our sales channels by adding or changing sales representative firms and distributors, expanding our distribution network with two global distributors in recent months. We intend to pursue increased sales aggressively in future periods, particularly for Wireless Solutions products. We believe that the greater technical content of the Wireless Solutions segment and our growth strategy requires the current level of sales and marketing expenses, at least for the foreseeable future.

Year-to-date sales and marketing expenses were $3.7 million compared to $3.5 million for the comparable year-to-date period. This 5% increase was primarily due to increased salary related costs resulting from a restoration of salaries, some increase in headcount to promote sales growth and our awareness campaign.

Going forward, in the near term we expect to incur slightly increased sales and marketing expenses from the levels we incurred in our current quarter, except for sales commission expense which will fluctuate in line with sales levels and product mix.

General and Administrative Expenses

General and administrative expenses were $0.6 million for the current quarter, very close to the cost for the comparable quarter of the prior year and the previous quarter. General and administrative expenses were 7% of sales in the current quarter, the same as the comparable quarter of the prior year. We have significant remaining fixed costs related to managing the business and fulfilling our obligations as a public company.

Year-to-date general and administrative expenses were $1.9 million for the current year, compared to $1.8 million for the prior year year-to-date period. The net 3% increase in expense primarily resulted from the increase in legal expense associated with a successful arbitration that occurred in our first quarter and a restoration of salary rates to former levels.

Going forward, in the near term we expect to incur similar general and administrative expenses from the levels we incurred in our current quarter.

Total Operating Expenses

Operating expenses in total were $2.6 million in the current quarter, approximately the same as the comparable quarter of the prior year and the previous quarter. Operating expenses were 32% of sales in the current quarter, compared to 30% in the comparable quarter of the prior year and 34% in the previous quarter. The changes in percentages were largely related to the changes in the level of sales.

Year-to-date operating expenses in total were $8.0 million for the current year, compared to $7.6 million for the comparable year-to-date period. This 5% increase occurred in our prior quarters and was primarily due to a restoration of salaries and increasing marketing expenditures. Operating expenses were 33% of sales on a year-to-date basis, compared to 31% in the prior year, with expenses increasing on almost the same amount of sales.

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

Other Income (Expense)

Total other expense was $43,000 in the current quarter, compared to $106,000 for the comparable quarter of the prior year and $45,000 for the previous quarter. The decrease in comparison to the prior year was primarily a result of lower interest rates under a new bank agreement and a lower amount borrowed. There were some small foreign exchange gains in the current quarter as well.

Year-to-date total other expense was $147,000, compared to $520,000 for the comparable year-to-date period. The significant decrease in expense from last year is primarily a result of lower ongoing interest expense, last year’s $160,000 in early termination fees and other costs related to our decision to terminate our senior lending agreement and enter into a new one, as discussed below in the section entitled “Financing Arrangements”.

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

Earnings per Share

The net income for the current quarter was $72,000, or $0.01 per diluted share, compared to $219,000, or $0.02 per diluted share, for the comparable quarter of the prior year and $77,000 or $0.01 per diluted share for the previous quarter. The decrease in income in comparison to the prior year was primarily due to a decrease in sales and in related gross profit. This was partially offset by lower other expense.

Year-to-date net income was $309,000 or $0.03 per diluted share compared to $291,000 or $0.03 per diluted share in the comparable period of the prior year. The increase in net income was primarily due to reduced other expense that more than offset the increased operating expenses we incurred as a result of our efforts to support programs to increase sales.

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

The ViewPoint facility is a revolving line of credit that has been renewed on terms similar to those of the initial facility for two years, until November 30, 2012. Due to the renewal beyond one year, our Revolving line of credit liability is classified as a long-term liability on our balance sheet. Availability under the facility is based on eighty percent of eligible accounts receivable and fifty percent of eligible finished goods inventory, subject to a $1 million maximum on eligible finished goods inventory. The interest rate under the facility is the higher of the Wall Street Journal Prime Rate plus 2% or the floor rate of 7%. The interest rate on current borrowings is 7%.

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

At May 31, 2011, we maintained access to our revolving line of credit facility, which had a loan balance of $2.3 million. Additional loan advances of approximately $2.7 million were available based upon quarter end asset values. The terms of our revolving line of credit facility and its status at the end of the current quarter are described in Note 3 to our unaudited Condensed Consolidated Financial Statements included in this report.

Adjusted EBITDA

The following table sets forth, for the three and nine months ended May 31, 2011 and 2010, the calculation for Adjusted EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization (including stock compensation)) that is referred to in this report (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2011	2010	2011	2010
Net income	$72	$219	$309	$291
Add back:
Interest expense	66	98	197	468
Taxes	(1)	5	12	15
Depreciation	142	176	470	564
Amortization:
Patents	44	56	141	170
Stock compensation	65	90	265	326

Total amortization	109	146	406	496

Adjusted EBITDA	$388	$644	$1,394	$1,834

Adjusted EBITDA is an important liquidity measurement used by financial institutions to measure a company’s capability to fund operations. Adjusted EBITDA is also used by our management to measure our performance in achieving necessary cost reductions. The decrease in adjusted EBITDA largely resulted from increased operating expenses associated with our growth programs.

Liquidity

Summary

Liquidity at May 31, 2010, consisted primarily of $0.5 million of cash and our revolving line of credit facility which had a loan availability of $2.7 million determined in accordance with our borrowing base, which consists of eligible accounts receivable and inventory.

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

Operating Cash Flow

Net cash used in operating activities was $0.3 million for the current year-to-date period as compared to $0.3 million provided by operating activities for the prior year. This is a $0.6 million decrease in operating cash flow. We consider there to be two key elements to operating cash flow (1) net income adjusted for non-cash items and (2) working capital impacts. Both of these factors contributed to the decrease in operating cash flow on a year-to-date basis. Net income adjusted for non-cash items was $383,000 lower in the current year, as discussed below. This roughly corresponds to the increase in operating expenses resulting from our efforts to support programs to increase sales. Working capital changes resulted in $259,000 more of additional cash outflow this year, primarily related to increased inventories and a reduction in accounts payable, as explained below.

Cash requirements to finance increased working capital were $2.1 million this year, compared to $1.8 million in the prior year. Partially financing this was net income adjusted for non cash items of $1.8 million in the current year and $2.1 million in the prior year. Netting the cash requirements to finance working capital against the cash generating from net income and non-cash items results in the negative operating cash flow of $0.3 million in the current year and a positive operating cash flow of $0.3 million in the prior year.

The negative operating cash flow of $0.3 million in the current year is different than the trend of positive operating cash flow that we have historically experienced, including a $1.2 million positive operating cash flow in fiscal 2010 and a larger $4.2 million positive operating cash flow for fiscal 2009. In fact, operating cash flow for the current quarter was a positive $0.6 million, as we had $0.5 million of net income adjusted for non-cash items and a positive $0.1 million in cash provided by working capital as inventory was a positive factor of $0.2 million, compared to the negative $1.0 million for the current year as a whole. The major factor in whether or not operating cash flow is positive or negative in a given period is the impact of working capital items, which is normally a favorable factor when sales are decreasing as we liquidate working capital, while this is a negative factor when sales are increasing as we need to support growing sales with increased working capital. Going forward, we would expect to return to a generally positive operating cash flow during periods when working capital requirements are approximately neutral or better. However, operating cash flow may be negative in periods when sales are increasing significantly.

Net income adjusted for non-cash items

We continue to generate substantial cash from net income adjusted for non cash items. We believe that in the long run, our primary source of cash is net income adjusted for non-cash items such as depreciation and amortization. As the following table shows, net income adjusted for non-cash items was a positive $1.8 million in the current year, compared to $2.1 million for the prior year.

The following table displays, for the three and nine months ended May 31, 2011 and 2010, the calculation of net income adjusted for non-cash items (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2011	2010	2011	2010
Net income	$72	$219	$309	$291

Non-cash items included in net income:
Depreciation and amortization	186	232	611	734
Charge for inventory obsolesence	150	237	578	756
Provision for trade receivable allowance - net	—	—	—	—
Stock-based compensation	65	90	265	326
Loss (gain) on disposal of property and equipment	—	(3)	(1)	38

Net income adjusted for non-cash items	$473	$775	$1,762	$2,145

Working Capital Changes

A significant reason for decreased cash provided by operations was that net cash used to finance increased working capital was $2.1 million for the year, compared to a $1.8 million for the prior year.

A major use of cash to finance an increase in working capital in both years was an increase in accounts receivable of $0.5 million in the current year and $0.7 million in the prior year. In the current year, much of this increase resulted from the pattern of sales within the quarter, in which much of the quarter’s sales were shipped in the last two months, which resulted in an increase in ending receivables. Our days-sales-outstanding, our primary receivables metric, is in the low to mid-fifties, which is where it has historically been for some time. An increase in past due accounts that we had seen in recent quarters has diminished significantly. We maintain credit insurance on most of our receivables.

The largest use of cash to finance an increase in working capital in the current year was an increase in inventory, for which $1.0 million of cash was utilized, compared to $0.8 million in the prior year. Most of the increase in gross inventory occurred in the second quarter, resulting from a management decision to keep most of our contract manufacturers producing at normal rates, despite the decrease in sales. In the current quarter, $0.2 million of this was consumed, including most of the inventory we had put in stock for our Virtual Wire® product line, which experienced manufacturing issues. In recent quarters, we have experienced increased lead times for procurement of raw materials from suppliers and finished goods from our contract manufacturers. We took advantage of our seasonal pattern in the second quarter to stock active products to improve our ability to provide adequate customer service and protect future sales. It is our practice to keep our inventories at the minimum levels consistent with providing excellent customer service.

The other large uses of cash to finance working capital were a reduction in accounts payable of $0.2 million and a reduction in accrued expenses and other liabilities of $0.4 million. This includes $0.3 million in reduction of deferred revenue that is a final repayment of advance customer payments that we received during fiscal 2009 as a temporary measure to improve liquidity. These two factors were $0.4 million in the prior year, so this represents an additional $0.2 million use of cash in the current year and represents most of the difference between the years. We remain current with our suppliers.

Other Cash Flow Items

Cash used in investing activities was almost zero for the current year and $0.2 million for the prior year. Capital spending was almost zero in the current year, while it was $0.2 million last year. We expect to acquire up to $0.4 million of capital equipment in fiscal 2011. Our fabless business model allows us to keep capital expenditures low.

Net cash provided by financing activities was $0.3 million in the current year, compared to $0.1 million used for financing activities in the prior year. In the current year, we needed to utilize the bank line to finance the negative operating cash flow caused by the need to finance increased working capital. In the prior year, we utilized the positive operating cash flow to pay down bank debt. Also in the current year, $0.1 million was raised via proceeds of exercises of stock options.

While we reported positive operating cash flows in recent years, a reduction in sales or gross margins or changes in working capital could occur due to economic or other factors. We believe that cash generated from operations, our cash balances and the amounts available under our banking agreement will be sufficient to meet our cash requirements for the rest of calendar year 2011. If for any reason these sources of funds are not sufficient to meet our requirements, we may be required to raise additional funds. We cannot guarantee that we would be able to obtain additional financing. Should that happen, there could be a material adverse effect on our business, financial condition and results of operations.

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

We are exposed to market risk primarily due to fluctuations in interest rates on our bank debt. As of May 31, 2011, with all other variables held constant, a hypothetical one-percentage point increase in interest rates after they exceed the minimum borrowing rate of 7% on our revolving line-of-credit and 6.5% on our mortgage note as required by our banking agreements, would result in an increase in interest expense of approximately $31,000 on an annual basis.

A significant portion of our products have a manufacturing process in a foreign jurisdiction and are sold in foreign jurisdictions. We manage our exposure to currency exchange fluctuations by denominating most transactions in U.S. dollars. We consider the amount of our foreign currency exchange rate risk to be immaterial as of May 31, 2011 and accordingly have not hedged any such risk.

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

RF MONOLITHICS, INC.

Dated: July 14, 2011	By:	/s/ Farlin A. Halsey
Farlin A. Halsey
Chief Executive Officer, President and Director

Dated: July 14, 2011	By:	/s/ Harley E Barnes III
Harley E Barnes III
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit	Description

31.1	Certificate Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 for CEO.

31.2	Certificate Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 for CFO.

32.1	Certificate Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 for CEO.

32.2	Certificate Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 for CFO.