Form 10-K
period 2011-08-31
RF MONOLITHICS INC /DE/
filed 2011-11-21
CIK 922204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

- OR -

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended August 31, 2011

Commission File No. 0-24414

RF Monolithics, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	75-1638027
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification)

4441 Sigma Road, Dallas, Texas	75244
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (972) 233-2903

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

COMMON STOCK PAR VALUE .001
and PREFERRED SHARE PURCHASE RIGHTS	The Nasdaq Capital Market
(Title of each class)	(Name of Exchange on which registered)

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The aggregate market value of our Common Stock held by non-affiliates based on the last reported sale price on the NASDAQ Stock Market composite tape on February 28, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter), was $15,646,329. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of our outstanding Common Stock have been excluded because such persons may be deemed to be affiliates.

Common Stock par value $0.001 outstanding at October 31, 2011: 10,978,308 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, which will be filed with the Commission for our next annual meeting of stockholders within 120 days after the end of the fiscal year to which this report relates, are incorporated by reference into Part III of this report where indicated.

RF MONOLITHICS, INC.

FORM 10-K

YEAR ENDED AUGUST 31, 2011

PART I.

ITEM 1.	BUSINESS

RF Monolithics, Inc., or RFM, was organized in 1979 as a Texas corporation and converted to a Delaware corporation in 1994. We design, develop, manufacture and market solutions-driven and technology-enabled wireless connectivity products for a broad range of wireless applications – from individual standard and custom components to modules for comprehensive industrial wireless sensor networks and machine-to-machine, or M2M, technology. We have two business segments - Wireless Solutions and Wireless Components. Financial information about our segments is set forth in Note 11 to Notes to Consolidated Financial Statements.

Our Wireless Solutions segment includes surface acoustic wave, or SAW-based and radio frequency integrated circuit, or RFIC, short-range radios; radio frequency, or RF, module products; and stand alone radio systems. The products are various types of radios as well as the networks that manage and use these radios. Our goal is to provide customers with a wide variety of alternative products for their wireless network applications. Our product offerings include miniature radios that are very short range and ultra low power. We also market standard and custom RF radio modules as well as stand alone radio systems that are packaged radio and network gateway products that possess the capacity for longer range and increased data transmission rates.

Our Wireless Components, or RF Components, business includes filters, frequency control modules and low-power components. Our goal is to provide simple, cost effective solutions that fit our customers’ specialty applications.

We focus our component and radio product development in the frequency range of 50 megahertz, or MHz, to 5.8 gigahertz, or GHz. We market our line of more than 500 radios, radio modules, resonators, filters, clocks and oscillators to distributors, electronic manufacturing service companies and original equipment manufacturers, or OEMs, world-wide. Our customers include Avnet Inc.; Boston Scientific; CoachComm LLC.; Delphi Corporation; Escatec Switzerland AG; FAAC Electronics, Limited; Flextronics International; General Electric, Inc; Holy Stone Enterprises and Trimble AB*.

*	Certain names or marks mentioned herein may be claimed as the property of others.

Advantages of Our Solutions

Our breadth of product lines allows us to offer design engineers component level technology for their own radio design, or module level finished radios. Our knowledge of various low-power radio technologies, microprocessors, link and communication protocols, antennas, and certification requirements enable us to meet specific customer requirements in the evolving electronics marketplace. We have multiple offerings of radio systems, radio frequency, or RF, designs, protocols, gateway technology, sensor modems and product packaging. In particular, we have expertise in products utilizing leading industry technologies including Zigbee™, 802.11, Bluetooth®, Wi-Fi and Wireless HART ®.

The core technology we utilize for our Wireless Components business is SAW technology. We believe that our SAW-based products, coupled with our RF design and manufacturing expertise, offer potential customers certain fundamental advantages over alternative technologies, including very low power consumption, small size and precise operation.

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

Markets and Applications

We focus on specific market opportunities where our Wireless Solutions and Wireless Components technologies address application requirements. Our products are primarily incorporated into application designs in five markets — industrial, medical, automotive, consumer, and telecommunications. The industrial and medical markets are our primary markets for the Wireless Solutions segment, while the automotive, consumer and telecommunications markets are our primary markets for the Wireless Components segment.

Industrial

This market accounted for approximately 35% of total sales for fiscal 2011 and is our largest market. The industrial market includes applications such as automated meter reading, or AMR; medical; oil and gas monitoring applications; process control; security systems; sports and entertainment wireless communication systems; surveying and other GPS systems and custom data link equipment. For years, we have been a leader in providing energy-efficient Virtual Wire® Short-range Radio products for the AMR market and RF modules for a variety of industrial applications. We believe that the industrial market, which is one of our primary target markets, has substantial growth potential and is not as price driven as some of the other markets we serve due to the technical specialization of these products. Our Wireless Solutions segment is committed to developing a leading position in the application of wireless sensor networks. This market is subject to fluctuations in demand resulting from changes in production schedules at several large OEM and contract manufacturing customers. As a result, sales tend to fluctuate in line with changes in the production schedules of our customers.

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

Medical

This market accounted for approximately 14% of total sales for fiscal 2011. Emerging standards such as Medical Implant Communications Systems, or MICS, and Wireless Medical Telemetry Systems, or WMTS, have created opportunities for wireless applications in the medical marketplace. These standards are for wireless communication devices located outside the body as well as implanted within. Our Virtual Wire® Short-range Radio and RF radio module products are well suited for these applications. Low power consumption and high reliability are critical for device-implanted applications such as insulin pumps, pacemakers and defibrillators. RF module products are used in medical telemetry applications, including real-time wireless EKG monitors, where high transmission reliability and data rate are essential. The medical market is another primary target for us given our expertise, the value proposition our products provide, causing the market to place less emphasis on pricing, such as in more commoditized markets. Our products possess manageable liability risk, as they are only used in data communications roles and not in life-critical functions. This market is subject to fluctuations in demand resulting from changes in production schedules at several large OEM and contract manufacturing customers. As a result, sales tend to fluctuate in line with changes in the production schedules of our customers. We also sell RF components to this market, primarily for medical monitoring applications.

Automotive

This market accounted for approximately 33% of total sales for fiscal 2011 and was our second largest market. The automotive industry utilizes SAW-based components in transmitter and receiver designs for remote keyless entry, tire pressure monitoring and satellite radio applications. We provide filters for satellite radios utilized to provide content from Sirius XM Radio Inc. (NASDAQ:SIRI), or Sirius. Sirius reports it has more than 21 million subscribers, an increase of more than 1 million since 2010. The number of installed satellite radios significantly exceeds the number of subscribers, primarily since approximately 50% of automobiles built in North America now have factory installed satellite radios under trial subscriptions which purchasing customers may opt not to renew. From a technological standpoint, the digital modulation used in satellite radio systems provides a very wide selection of entertainment choices and is more efficient than traditional analog AM or FM and achieves near CD quality audio. We are working with service providers around the world to provide new generations of products and to support satellite radio systems in development outside of North America.

Automotive electronic applications continue to grow with the ongoing objective toward smaller size, reduced cost and improved system performance. Our low-power components, Virtual Wire® Short-range Radio products, filters and a new line of crystal based products meet many of the automotive market’s requirements. This market is characterized by fierce competition due to commodity pricing by competitors, as well as wide fluctuations in demand, reflecting changes in automotive production schedules of North American automotive manufacturers. As a result, sales tend to fluctuate in line with changes in the production schedules of our customers.

Consumer

This market accounted for approximately 9% of total sales for fiscal 2011. The consumer market for our products includes aftermarket satellite radio products, for which demand has slowed due to current economic conditions. We believe growth potential exists for other consumer products using our technology, such as electronic gaming, electronic toys, home security, internet appliances, sports, garage doors, cable TV and a wide variety of other wireless applications. Low-power components, Virtual Wire® Short-range Radio products, Wireless Solutions radio modules and filters may be designed for these and many other consumer applications. This is another market characterized by fierce price competition and the risk of significant fluctuations in sales related to economic conditions.

Other (Includes Telecommunications)

In prior years, we had set the telecommunications market separately in our reports. However, this market has declined to only 5% of total sales for fiscal 2011, so we decided to combine it into the “Other” category. The Other category includes sales to government and military applications, as well as those distribution sales that we could not classify into one of the other categories. Total sales in the “Other” category were 9% of total sales in fiscal 2011. The Other category consists primarily of applications for our filter and frequency control module product lines to telecommunications and other very specialized markets. Some versions of these products are military grade products for which sales can be very volatile because they are based upon specific programs, rather than ongoing production schedules. RFM’s focus for the telecommunications market historically has been to provide intermediate filters for the base station infrastructures and frequency control modules to high end computer and internet access applications. In recent quarters we have introduced a number of crystal based products, such as temperature controlled crystal oscillators, or TCXO, to serve these and other markets. We do not know if these new products will have a significant impact on sales to these markets.

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

Our largest investment in research and development in recent years has been to develop new RF module products, including FCC certified standard products and custom products for specific customers. In the past year, we have introduced several new RF module products, including lower-priced RF modules to capture business at lower price points. These products include a Zigbee™ Pro module, a low cost 900 MHZ DNT frequency hopping module for wireless sensor applications and a low cost 2.4 GHz DNT frequency hopping module for sensing, telemetry and control applications. We have also developed products designed for sophisticated M2M systems, including a battery operated Wi-Fi sensor modem, an M2M wireless sensor network platform for air conditioning, heating, and refrigeration applications and “Peel and Stick” Modular Sensor Modems and Gateways which are platform products for Wireless sensor networks. We intend to continue to invest strategically in research and development for these products and to bring new products to market.

Sales for these products are targeted primarily for industrial and medical markets and products, which include several major OEM or contract manufacturing customers. Production schedules for these customers tend to fluctuate widely, based on end customer demand and supply chain conditions. As a result, sales tend to fluctuate in line with changes in the production schedules of our customers.

Our sales force, along with a dedicated M2M business development person, is now working with customers to design these products into their applications. While we see great potential for our RF module products, it is difficult for us to predict the timing, or magnitude of acceptance, of these products.

Short-range Radio Products

Our proprietary hybrid transmitter, receiver and transceiver modules are the primary products included in Virtual Wire® Short-range Radio products. Our transceiver module, based on our patented Amplifier Sequenced Hybrid, or ASH, technology, offers two-way data communication in a single small module, with performance identical to separate transmitter and receiver modules, and at a lower total cost. The Virtual Wire® product includes a custom RFIC. Virtual Wire® products feature small size, very low power consumption, and excellent RF performance, and provide the system designer flexibility and rapid time-to-market for emerging applications. The ASH receiver’s architecture provides exceptional performance with extremely low harmonic radiation and exceptional resistance to electromagnetic interference, which have resulted in some of our customers’ products receiving international standards certification. Virtual Wire® products include complete transceiver design and development kits that allow relatively inexperienced RF system designers the ability to incorporate wireless data transfer into their designs. We also provide software protocols for key applications.

In fiscal 2011, we added to our line of integrated short-range radio products with our WLS series of Wi-Fi® and Wi-Fi® and Bluetooth® combination modules. Three products were included in the initial product launch. This new product line combines high performance radio technology with standards based communications protocols for easy access to the internet. In fiscal 2011, we sold our first production quantities of these products.

For customers that wish to incorporate a radio into their module, we have our line of RFIC products, including receivers, transmitters and transceivers. Sales for our 868 to 960 MHz TRC103 and the 300 to 510 MHz TRC105 RFIC products for automotive, security, industrial and medical applications increased significantly in fiscal 2011.

Sales for these products are targeted primarily for industrial and medical markets, which we believe offer an excellent opportunity for growth. The applications for Short-range Radio products include medical device-implanted applications such as insulin pumps, pacemakers and defibrillators, AMR, point of sale terminals, medical monitoring systems, home automation, consumer sports, data link equipment, homeland security and wireless thermostats.

Our customers include several major OEM or contract manufacturing customers. Production schedules for these customers tend to fluctuate widely, depending on end customer demand and supply chain conditions. As a result, sales tend to fluctuate in line with changes in the production schedules of our customers.

For several years, we have devoted considerable resources to developing and marketing Short-range Radio products. We believe these products offer potential for considerable growth in sales in numerous wireless applications, particularly for applications that require very small size and extremely low power consumption. We intend to continue to collaborate with our customers to develop new applications. We are not certain as to the timing, or magnitude of acceptance, of these products.

Our Wireless Components Segment

Filters

We pioneered the development of several SAW technologies related to the implementation of high performance band-pass filters having low insertion loss. Our filter products are well-suited to, and primarily intended for, satellite radio, or SDAR, Global Positioning Systems, or GPS, various telecommunications base stations and repeaters such as GSM, EDGE, CDMA/CDMA2000, WCDMA, TD-SCDMA, and WiMax, as well as ISM band applications. We have focused on intermediate frequency SAW filters based on new SAW structures that provide high-level performance. However, we also offer a variety of RF filters and duplexers.

Our SAW filters are designed to operate at frequency ranges of 40 MHz to over 2.6 GHz. We face a threat of direct conversion technology and other competing alternatives that do not operate in the frequency range suitable for SAW filters. The wide adoption of such alternative technologies could negatively affect our ability to penetrate new filter applications.

We provide filters for satellite radios utilized to provide content from Sirius. Our sales of filter products into both the new and aftermarket satellite radio market continue to be heavily dependent on the success of satellite radio content providers, primarily Sirius, to sell subscriptions for their service. Subscription rates in recent years have fluctuated greatly. As a result, predicting future unit sales for these products is very difficult. Recently, there has been a continued reduction in the growth rate of new subscriptions for service as competing technologies take more market share. However, more than offsetting this factor has been an increasing number of models of new automobiles that include factory installed satellite radios. The shift in U.S. automotive sales toward domestic brands has had a favorable impact on our sales as well.

Filter products are primarily sold to our automotive, consumer and telecommunications markets. Competitive conditions in these markets have been particularly intense, so we have experienced an ongoing trend toward lower average selling prices for comparable products. Competitive conditions for these products have forced us to provide lower prices to maintain our market share.

This market is also characterized by fluctuating production schedules for several major customers resulting from volatile economic conditions and varying supply chain inventory levels, particularly the supply chain for North American automotive production. As a result, sales tend to fluctuate in line with changes in the production schedules of our customers.

Frequency Control Products

Our frequency control modules consist of frequency source products for both analog and digital applications. These products provide added value to the SAW components we manufacture. Specialized SAW devices are incorporated in voltage-controlled sources to allow frequency variability along with very low phase noise. High-frequency clock modules are used in high-performance computer systems, storage and optical networking. Our “Diff Sine” clocks allow network applications to realize improved performance by providing very low timing variations from one cycle to the next (commonly referred to as “jitter”). Some of these are designed for very high reliability avionics applications.

In addition to SAW-based frequency control products, we have introduced a variety of crystal-based products. These products are small, high performance devices used in a wide range of digital applications such as remote keyless entry (“RKE”), GPS and other Global Navigation Satellite Systems, or GNSS, automated meter reading, wireless communication and defense systems. Our crystal-based products include multiple series of surface mount devices such as crystal resonators, crystal oscillators, crystal filters, temperature compensated crystal oscillators, and voltage controlled temperature compensated crystal oscillators. Our recent products include some that are targeted for emerging M2M Telematics applications.

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

Many of our frequency control module products are very mature and sales for them have been declining for several years, as customers convert their applications to alternative technologies. We are unable to predict with certainty if the introduction of new crystal-based products will positively affect the trend of lower sales for frequency control modules.

Low-power Components

Our resonators are used in low-power wireless transmitter and receiver applications, including automotive remote keyless entry, or RKE, and tire pressure monitoring systems, wireless security systems and consumer applications. Our coupled-resonator filters are well suited for radio frequency filter applications, such as the receiver portion of RKE systems, as well as for input and output filters utilized in other products manufactured by us.

The primary markets for these products are the automotive and consumer markets, which are characterized by very competitive conditions and declining average unit selling prices, a trend we expect to continue, as competitive market conditions require future price reductions. Markets for low-power components are also characterized by widely fluctuating demand due to changing economic conditions. The volume of units sold is closely related to changes in production volumes of our major customers, including automotive customers, which we expect will continue. More recently, we have been working with customers to design RF components into the medical market, primarily for medical monitoring applications.

Due to the maturity of many of these products, unit sales and related dollar values for this product line have declined in recent years. Conversion to other technologies such as multiple function integrated circuits and phased lock loop radios has adversely affected sales. In addition, some customers have switched to very low-priced competitors. We attempt to offset this long-term trend of reduced sales by offering existing products in smaller packages.

We expect that the trend of lower sales for low-power components will continue and may even accelerate, due to continued reduction in average selling prices and continued conversion of customers away from older products to alternative technologies. It is possible that newer products for medical monitoring applications could offset this expected decline in sales to some extent, but we do not know how much.

Manufacturing

Strategy

Our strategy is to rely on a fabless business model, in which we rely on outside contractors to manufacture our products. Our years of favorable experience with outsourced manufacturing suggest that we should be able to continue to satisfy our manufacturing requirements via outsourcing. We believe our processes for managing these contractors, including managing the logistics associated therewith, are adequate to satisfy our customers’ supply requirements. We have agreements with these contractors that require a lengthy notice period before they can terminate the agreement, which is designed to protect us during any transition in manufacturing capability to new contractors. Should any of these agreements terminate without an effective transition to an adequate replacement, our operations could be materially interrupted.

Our offshore manufacturing arrangements possess certain logistical complexities, which we address with third party logistics centers in San Francisco, Alabama and Hong Kong to assist with warehousing and customer shipments. We believe that we offer competitive lead times to our customers.

Current Contract Manufacturers

To support our SAW-based products, we continue to have contractual relationships for manufacturing with Tai-Saw Technology Co., Ltd. (“TST”) (located in Taiwan and China), Automated Technology (Phil.) Inc. (“ATEC”) (located in the Philippines) and Morioka Seiko Instruments Inc. (“MSI”) (a subsidiary of Seiko Instruments, Inc. located in Japan). Each of these organizations offers a variety of packaging capabilities, including hermetic packaging, which is essential to the manufacture of SAW devices. Each also possesses an understanding of the unique aspects of SAW component assembly and testing. Our Philippines, Taiwan and China based Wireless Component manufacturing contractors are certified to the TS16949 international automotive quality standard. We are currently negotiating renewal agreements with TST and MSI and believe this will result in a continued source of supply for at least the next two years.

To support our RF module products, we primarily use two contract manufacturers. These two are Spectral Response, located in Duluth, Georgia, and Gigatek, located in Taiwan. These contractors are ISO 9001 certified. The manufacturing processes for our RF module products, while demanding, are less critical than the processes used for our SAW-based products. The key manufacturing process involves a printed circuit assembly using surface mount technology and equipment. Industry-accepted design and assembly techniques are used to minimize manufacturing risks. Quality control testing is enhanced because we supply test sets, procedures and Company-developed software to our contract manufacturers to enable them to test the products prior to delivery.

We maintain a small in-house assembly or test operations in our Dallas, Texas and Duluth, Georgia locations for low volume, quick-turn orders, product upgrades and repairs requested by customers, and to support new product development. These facilities are ISO 9001 certified.

Manufacturing Risks

The manufacturing processes of our products are highly complex. Because of the precision required, they are sensitive to a wide variety of factors. This is especially true for our SAW-based products. For these products, manufacturing success depends upon the quality of the incoming raw materials (including SAW devices), the consistency of processes used, the condition of the equipment, the performance of manufacturing personnel and a low level of contaminants in the manufacturing environment. Our SAW-based products are subject to contamination until they are sealed in a package, so all operations are performed in controlled clean-room environments prior to enclosure.

Occasionally, the contract manufacturers in our supply chain experience difficulties in manufacturing products, resulting in delayed deliveries to customers and increased yield loss, which increase our costs and may result in temporarily reduced sales. This is especially true for high reliability products that have very tight tolerances and for new products that are being readied for mass production. Our contract manufacturers experienced such difficulties in our third and fourth quarters of fiscal 2011. Certain “acts of God” or events of a political nature could also temporarily delay product shipment. One of our contract manufacturers temporarily was forced to cease manufacturing operations by the earthquake in Japan, for instance.

We occasionally have experienced unanticipated increases in demand, which challenged the capabilities of our contract manufacturers. Outsourced capacity currently exists to meet any reasonably anticipated short-term spike in orders, but unanticipated demand beyond those designed “over fill” capacities could result in some lost sales. We will continue to attempt to secure increased manufacturing capacity through offshore manufacturing alliances.

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

Interruptions in our deliveries to our customers or increased costs due to yield loss or other factors could have a material adverse impact on our sales and/or our gross margins.

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

Quality

Our customers demand an ever-increasing level of quality in our products. We, as well as all of our major contract manufacturers, have achieved ISO 9001 certification. Our Philippines, Taiwan and China-based wireless component manufacturing contractors are certified to the TS16949 international automotive quality standard. We have completed our transition to a fabless business model. We now rely on our manufacturing contractors, whom we monitor, for their quality certifications. We expend considerable effort to continually improve the efficiency and effectiveness of our contractor based operations, while continuing to ensure that the features and benefits of our products meet or exceed customer expectations for performance and reliability.

Sales and Marketing

We primarily distribute our products in the United States through manufacturers’ representatives and distributors managed by our area sales management team (internal sales force). International sales are handled on a non-exclusive basis through manufacturers’ representatives, manufacturers’ representatives acting as distributors and via direct sales.

We have four global distributors – Future Electronics, Digi-Key, Mouser Electronics and Avnet/Memec. In fiscal 2011, we initiated the distribution agreement with Future Electronics and expanded the agreement with Avnet Inc. Holy Stone Enterprises is a major Asian distributor for RFM.

In fiscal 2011 we expanded our marketing support for our M2M initiative by adding a business development position and by setting up a new micro site, www.RFM2M.com. These initiatives expand our outreach to potential customers by assisting them through the entire product development process.

Sales by geographic areas were:

	2011	2010	2009
	Sales	Sales	Sales
International sales:
Europe	$6,873	$5,097	$4,249
Asia (primarily Taiwan)	12,756	14,553	11,168
Other	991	716	602

Total international sales	20,620	20,366	16,019
U.S. and other North America	11,855	13,254	15,965

Total sales	$32,475	$33,620	$31,984

Competition

Wireless Solutions

The markets for our short range radio products are very competitive and are characterized by price erosion, rapid technological change and product obsolescence. With these products, we compete with very large, vertically integrated, international companies, including Texas Instruments, Analog Devices, Infineon and Maxim along with a larger community of niche suppliers including Nordic, Melexis, and Micrel. Our competitors often have greater financial, technical, sales, marketing, distribution and other resources, broader product lines, and may also be able to engage in sustained price reductions in our markets to gain market share.

The wireless sensor network market and the market for radio modules used therein is much less mature and is therefore highly fragmented among a large number of competitors, very few of which possess our revenue size. The relatively early stage market for wireless sensor networks is experiencing rapid technological change and presently lacks the degree of price erosion experienced in our component business. Some of the more noteworthy competitors include Laird Technologies and Digi International. Relative to the competitors addressing this market, we believe RFM is a leader in terms of its breadth of product offerings.

We believe the pricing pressure for major portions of our Wireless Solutions segment, while still significant, is far less intense than the pricing pressure we experience for our Wireless Components segment.

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

Research and Development

Our research and development efforts are primarily aimed at creating new RF modules and short range radios, as well as proprietary and innovative SAW device structures that uniquely address market needs. These efforts focus more on the Wireless Solutions business and include the development of proprietary software in the form of embedded “firmware” used to control wireless communications modules and user interface programs used for wireless networks, designed for diagnostic or system management purposes.

While we cultivate internal expertise in software development, we sometimes license software from commercial developers to reduce costs, to decrease time-to-market, or to achieve both of these objectives. This is particularly true for the special embedded programs that define the protocols used to organize wireless networks. We have initiated software development agreements with external sources to provide network protocol “firmware” for our wireless modules as well as software that interfaces with standard-based protocols. Similarly, we may license radio technology developed by RF integrated circuit providers in order to accelerate product development schedules and expand the technical capabilities of our products. To this end, we periodically negotiate for product licensing agreements, including with several RF integrated circuit suppliers.

We employ a number of highly qualified individuals in engineering and product and process development, including scientists, design engineers and technicians. Our Duluth, Georgia location has a complete embedded module team of both hardware and firmware engineers. Our Dallas, Texas-based radio development team has developed patented technology that has been the core of our Virtual Wire® Short-range Radio product offerings. World-class filter design capabilities are provided by the design team also located in Dallas, Texas. This team collaborates with our Asian manufacturing contractors to convert state-of-the-art component designs into highly manufacturable product configurations.

Our research and development teams are responsible for new products and new processes from inception to assisting our contract manufacturers to achieve volume manufacturing. We believe that the efforts of these individuals help to ensure that our products provide an optimum solution for the customer, while maintaining the quality and cost effectiveness standards we need to remain competitive.

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

We consider the development of new products essential to maintaining and increasing sales. Research and Development as an operating expense was $3.3 million for fiscal 2011 and $3.2 million for fiscal 2010.

In the past year, we have supplemented our internal development efforts with a collaboration agreement with Murata Manufacturing Company Ltd. (“Murata”), which is listed in the Tokyo stock exchange under the symbol 6981.JP. In fiscal 2011, we have gained access to Murata technology with agreements to launch several products based upon Murata technology. The companies are considering other ways to collaborate under other potential sales, marketing and product development agreements. We consider this relationship very important to us in growing our business.

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

We rely on a combination of patents, copyrights and non-disclosure agreements to establish and protect our proprietary rights. We have received 51 patents for various inventions that include SAW devices, innovative RF circuits that employ SAW devices and, most recently, wireless system applications and network protocols. We have applied for four additional patents. Our policy is to file patent applications and monitor for violations thereof, to protect technology, inventions and improvements that are important to our business.

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

We also seek to protect our trade secrets and proprietary technology belonging to us or our licensors through confidentiality agreements with employees, consultants and other parties. However, these agreements could be breached and we may not have, or be able to secure, adequate remedies. Further, our trade secrets could otherwise become known to, or independently developed by, others. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States.

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

In the ordinary course of our business, we enter into product rebranding agreements and licenses with third parties under which we sell rebranded products. Because only a small percentage (less than 5%) of our revenues is generated by rebranded products and we have notice of termination and final purchase rights, we do not believe we are dependent on these relationships.

Regulations

We are subject to a variety of international, federal, state and local laws and regulations related to the use and presence of certain materials and substances in our products. We make a concerted attempt to abide by these laws and regulations as demonstrated by our compliance with the European Union’s, or EU’s, Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment, or RoHS, Waste Electrical and Electronic Equipment, or WEEE, regulation and Regulation, Evaluation, Authorization and Restriction of Chemicals, or REACH. The failure to comply with present or future regulations could result in fines, suspension of production or a cessation of operations. Such regulations could also require us to acquire costly equipment, to make changes to our designs, or to incur other substantial expenses to comply with environmental regulations. Any past or future failure by us to control the use of hazardous substances in our products could subject us to future liabilities. Any of these situations could have a material adverse effect on our business, operating results and financial condition. We mitigate our risk in this area by continuing to design products using materials and substances that are not hazardous or not likely to be deemed to be hazardous.

The Dodd-Frank Wall Street Reform and Consumer Protection Act regulate banks and other firms, including RFM. We are currently awaiting rulemaking under that act, including disclosure requirements with regard to “conflict minerals” from the Democratic Republic of Congo and adjoining countries and other matters. It is unclear whether we will be affected materially.

Personnel

As of August 31, 2011, we had a total of 65 employees (including 64 full time employees) and 8 contract workers. Most of our personnel work at our headquarters in Dallas, Texas or our facility in Duluth, Georgia. We have one person at each of our U.S. sales offices, which are located in Georgia, Maryland and Oregon. We have two sales support individuals in both Europe and Asia. This year’s census is similar to our prior year’s census of 72 people (full time employees and contract workers).

Our future success depends to a significant degree upon the continued service of our key technical and senior management personnel and our continuing ability to attract and retain highly qualified technical and managerial personnel. Competition for such qualified individuals can be intense. We may not be able to retain or continue to attract key managerial and technical personnel. Failure to retain or continue to attract key managerial and technical personnel could have a material adverse effect on our business, operating results and financial condition. During the recent recession, we were forced to reduce salaries and other employee benefits. While we have since restored most of those benefits, we are uncertain whether or not we will be able to continue to compete for employees in the current economic environment.

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

Backlog

Our backlog believed to be firm at August 31, 2011 was $7.7 million, as compared to $8.4 million at August 31, 2010. The current year-end backlog reflects continued sluggish economic conditions.

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

We may experience substantial period-to-period fluctuations in operating results due to factors affecting the automotive, consumer, government, industrial, medical and telecommunications businesses. From time to time, each of these businesses has experienced downturns, often in connection with, or in anticipation of, declines in general economic conditions, including inventory corrections that occur in specific supply chains. During fiscal 2011, sales decreased substantially to customers in automotive, consumer and telecommunications markets, increased in our “other” market (mostly government) and did not change materially in the industrial and medical markets. While we believe the economy has improved somewhat, we still appear to be in a period of reduced demand due to a decline in the economic conditions even in those markets that have shown partial recovery. A decline or significant shortfall in growth or a technology shift in any one of these markets could have a material adverse impact on the demand for our products and, therefore, a material adverse effect on our business, financial condition and results of operations. There can be no assurance that our net sales and results of operations will not be materially and adversely affected in the future due to changes in demand from individual customers or cyclical changes in the markets utilizing our products. Our products are produced throughout the world, causing us to be subject to a variety of regional economic conditions, which are outside our control.

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

Our industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving standards, short product life cycles and wide fluctuations in product supply and demand. The industry has experienced significant downturns, sometimes connected with, or in anticipation of, maturing product life cycles or declines in general economic conditions. These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels, inventory obsolescence and accelerated erosion of average unit selling prices. We believe we are still in such a period of depressed general economic conditions. Any future downturns could have a material adverse effect on our business, financial condition and results of operations. Furthermore, any upturn in these industries could result in increased demand for, and possible shortages of, components we provide. We have seen some of these shortages in fiscal 2011. Such shortages could have a material adverse effect on our business, financial condition and results of operations.

Our inability to collect outstanding receivables and our dependence upon major customers could have a material adverse effect on our business.

We grant credit to customers in a variety of commercial industries. Credit is extended based on an evaluation of the customer’s financial condition and collateral is not required. Our inability to collect receivables from a large customer could have a material adverse effect on our business, financial condition and results of operations. In the fourth quarter of fiscal 2011, we increased our trade receivable reserve by recognizing $80,000 bad debt expense as a result of non-payment by one of our customers that has promised to pay us in installments. We do maintain credit insurance that mitigates our risk to some extent. However, not all customers are insurable and we may not be able to insure insurable customers fully. In addition, our credit insurance carries a $200,000 deductible and a 10% coinsurance factor.

Only one customer accounted for more than 10% of sales (at 22% of total sales) in our current year. Our strategy is to seek diversification in our sales to mitigate the risk of concentration. We believe we have achieved a significant level of diversification in our customers, markets, products and geographic areas. However, due to the very competitive nature of the markets we serve, we may fail to achieve such diversification consistently.

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

Our dependence on sales to international customers and the use of contract manufacturers located overseas exposes us to additional risks.

We consider all product sales with a delivery destination outside North America to be an international sale. International sales are denominated primarily in U.S. dollars, although some European customers require that we sell in Euros. We have not entered into any hedging activities to mitigate the exchange risk associated with sales in foreign currency. We intend to continue our focus on international sales and we anticipate that international sales will continue to represent a significant portion of our business. However, international sales are subject to fluctuations as a result of local or regional economic conditions and competition. Therefore, we cannot predict whether we will be able to continue to derive similar levels of our business from international sales.

Our contract manufacturers are located overseas and manufacture the vast majority of our products. Our purchases from them are denominated in either U.S. dollars or local currency and in some instances we have agreed to share the effects of exchange rate fluctuations.

International sales and purchases may also be subject to certain risks, including changes in regulatory requirements, tariffs and other barriers, timing and availability of export licenses, political and economic instability, difficulties in accounts receivable collections, natural disasters, difficulties in staffing and managing foreign subsidiary and branch operations, difficulties in managing distributors, difficulties in obtaining governmental approvals, foreign currency exchange fluctuations, the burden of complying with a wide variety of complex foreign laws and treaties, potentially adverse tax consequences and uncertainties relative to regional, political and economic circumstances. Moreover, and as a result of the ability to manage changes in currency exchange rates and other factors, our competitors may have the ability to manufacture competitive products at a cost lower than ours.

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

There can be no assurance that we will be successful in our planned product development or marketing efforts, or that we will have adequate financial or technical resources for our planned product development and promotion. In fiscal 2011 we have slightly increased those resources to support our Wireless Solutions strategy. There is no assurance that those increased expenditures will result in increased sales. The introduction of future new products will require the expenditure of an unknown amount of funds for research and development, tooling, software development including licensing, manufacturing processes and inventory, as well as sales and marketing efforts. In order to successfully develop products, we will need to successfully anticipate market needs and may need to overcome rapid technological change and competition. In order to achieve high volume production, we need to outsource production to third parties or enter into licensing arrangements and successfully manage sub-contractors overseas as well as third party logistics providers. There can be no assurance that our products and services will achieve or maintain market acceptance, result in increased sales, or be profitable.

Our industry is subject to rapid technological change, and we must make substantial investments in new products and technologies to compete successfully.

Our industry is characterized by rapid technological change and is highly competitive with respect to timely product innovation. Our products are subject to obsolescence or price erosion because competitors are continuously introducing technologies with the same or similar capability as our technology. We are vulnerable to competitors that have greater resources to develop products that might prove to be technologically superior to ours. If customers perceive that competing products are superior to ours, they may shift their purchases to them. If we were to have significant inventory balances of products that are no longer selling in historically normal quantities, we could encounter additional costs for slow moving or obsolete inventory.

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

Gross margins of the Wireless Solutions segment, including short range radios and RF modules, are materially higher than those of our Wireless Components segment. Changes in product mix between these segments or even within them could have a positive or negative impact on overall margins due to changes in product mix. This in fact occurred at various times in the current year. In addition, we face the continuing negative impact of declining average unit selling price as a result of competitive conditions in the markets we serve. We expect the trend of lower prices to continue. Therefore, our ongoing efforts to reduce manufacturing costs are an important factor in maintaining gross margins. A lower volume of units sold and produced has a negative impact on margins because relatively material fixed manufacturing costs (including salaries for support staff and depreciation) are spread over fewer units. Additionally, start-up or ramp-up costs for relatively new products entering the volume manufacturing process reduce our profitability as the factory encounters yield or other issues during the ramp-up period. Occasionally contractors in our supply chain encounter inconsistencies in their manufacturing output that delay delivery of products to our customers and result in additional costs to resolve the issue. This was a significant issue in fiscal 2011. We continue to incur significant costs with regards to obsolete and slow moving inventory as a result of changes in market preferences and other factors. Any of these factors could suddenly become a significant problem, resulting in a sudden negative impact on our gross margins.

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

Existing stockholders may suffer with each adverse change in the market price of our common stock. The future market price of our common stock may be affected by a variety of factors. Most obviously, the price of our shares may suffer adversely if our future operating results are below the expectations of investors. The stock market in general and the market for shares of technology companies in particular, experience extreme price fluctuations. The price volatility of our common stock is exacerbated because of the relatively low volume of trading in our common stock. A significant price movement can be caused by the trading of a relatively small number of shares.

We may lose our listing status on NASDAQ.

Since August 31, 2011, our stock price has generally traded at less than $1.00 per share. The NASDAQ Capital Market, on which our common stock is listed, has requirements for continued listing. One of those requirements is a minimum $1 closing bid price requirement. We have received a deficiency letter from NASDAQ regarding our stock’s failure to meet the minimum $1 closing bid price requirement. By NASDAQ rule, we have until April 18, 2012 to regain compliance with the bid price requirement. The deficiency letter has no present effect on the listing of our common stock, which continues to trade on the NASDAQ Capital Market under the symbol “RFMI”. We are assessing alternatives to resolve the deficiency should its closing share bid price remain below $1.00 in the near term.

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

For several years we have relied upon contract manufacturers to assemble the bulk of our products. We adopted a “fabless” business model for virtually all of our products. This increased our reliance on outside contract manufacturers to the point that we rely almost exclusively on their ability to manufacture products for our customers.

By using contract manufacturers, our ability to directly control the planning for inventories is reduced since we do not have control over their operations. If we are unable to accurately forecast demand for our contract manufacturers or if our contract manufacturers, following our guidance, are unable to respond promptly and timely to changes in customer demand, we may be unable to respond adequately to possible sudden increases in demand. Such a failure could result in lost sales, or late deliveries, which would negatively affect customer service and could ultimately result in lost sales. For each product, we normally have only one contract manufacturing source, so alternative sources of supply generally do not exist. To partially offset this risk, we do stock certain finished goods inventory items at our various logistics centers; however, this practice increases our costs and requires substantial working capital to support.

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

A majority of our SAW-related products are manufactured overseas in Taiwan, the Philippines and Japan. We are currently negotiating renewal agreements with TST and MSI which we believe will result in a continued source of supply for at least the next two years. We believe the new agreements being negotiated will expose us to foreign exchange fluctuations with regard to the Japanese yen and Taiwan dollar. We are still assessing the magnitude of the risk involved and have not entered into any hedging activities to mitigate the exchange risk associated with purchases in a foreign currency. Movements in currency exchange between the U.S. dollar and the Japanese yen or Taiwan dollar could have a material effect on our costs.

A disruption of the manufacturing operations, resulting from sustained process abnormalities, human error, governmental intervention or natural disasters such as earthquakes, fires or floods could cause us to cease or limit our manufacturing contractors’ operations and, consequently, could harm our business, financial condition and results of operations. We saw minimal disruption in manufacturing and shipping into and out of Japan due to the earthquake and tsunami in March 2011. However, other production issues did significantly impact our results of operations in our third and fourth quarters.

We have substantial experience with our current contract manufacturers and believe those relationships are satisfactory. However, the contract manufacturing agreements are currently being negotiated. If they are not renewed on acceptable terms, we could experience increased costs or a material interruption in our operations and, therefore, sales to customers, resulting in a material adverse effect on our business, financial condition and results of operations.

Parts shortages, over-supplies and our dependence on raw material suppliers could have a material adverse effect on our business.

The electronics and components industry is characterized by periodic shortages or over-supplies of parts. These fluctuations have in the past, and may in the future, negatively affect our operations. Our ability to supply our customers’ changing demands is complicated by our recent longer lead times from raw material suppliers. We are working with our customers and suppliers on addressing this, but near-term sales could be less than current demand due to our inability to supply these widely fluctuating requirements within the lead time requested by customers. Moreover, production issues within the portion of our supply chain that provides raw materials could adversely affect deliveries, as we have seen in fiscal 2011. In response, our supply chain has increased its safety stock of key raw materials and we are not aware that this has resulted in any significant loss of long-term sales potential.

We are dependent on a limited number of suppliers and contractors for packages, semiconductor devices and SAW devices used in our products, and we have long-term supply contracts with only some of them. Some of our most important components are supplied to us on a sole source basis, due to the economics involved in qualifying and maintaining multiple sources.

Due to the cyclical nature of these industries and competitive conditions, we, or our contract manufacturers, may experience difficulties in meeting our supply requirements in the future. Any inability to obtain adequate deliveries of parts, either due to our loss of a supplier or due to industry-wide shortages, could delay shipments of our products, increase our cost of goods sold or have a material adverse effect on our business, financial condition and results of operations. Some of the risk may be offset by inventory held by us or our contract manufacturers. In some cases, we are responsible for stocking raw materials, but most of it is held by our contract manufacturers.

Delays in our manufacturing processes could reduce our sales.

We continually endeavor to reduce our costs, which involves working with our contractors in their facilities, to offset the impact of a reduction in our average selling prices. These manufacturing processes are complex and involve procedures that are difficult to maintain if not carried out properly, which could result in incremental cost increases. A sudden deterioration in yields could result in increased costs and in shipping delays, for instance. We experienced this in fiscal 2011. We continue to assist our contractors in cost reductions to the fullest extent possible, but the primary responsibility for cost management resides with our contract manufacturers. If our contract manufacturers cannot reduce the cost of our products sufficiently, we could suffer serious erosion of our gross profit margins.

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

Legal Risks

Impact of Healthcare Legislation on our Cost Structure

Our health benefit plan is a self-funded program in which we fund the payment of claims ourselves, subject to certain reinsurance limits per covered person and for the covered group in its entirety. On a historical basis, we have realized savings by utilizing this cost structure. Our risk under our self-insured program is mitigated by reinsurance that covers individual claims over $75,000 and annual aggregate claims beyond an attachment point determined by the number of employees each month.

We have been informed by our healthcare benefit advisors that one effect of the recent healthcare legislation relating to the elimination of lifetime benefit limits of insurers will be to make reinsurance much more costly in our next fiscal year. In future years, there is great uncertainty what the regulations governing medical plans will be. It is possible that our self-funded program and its related reinsurance protection may be either no longer available to us or only available to us on a cost prohibitive basis. If we were forced to convert to a fully insured program, our costs would likely be much higher, perhaps by a material amount. Whether or not we will be able to absorb increased costs or required to pass some of those costs on to our employees is unknown. Given the uncertainty incident to the changing law in this area, it is not certain when or if we will be forced to convert to a fully insured health benefit program or what the associated costs would be.

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

Our common stock (symbol RFMI) is quoted on the NASDAQ Capital Market. The following table sets forth the high and low sales prices of our common stock during each quarter of fiscal 2011 and 2010 as furnished by NASDAQ. These prices reflect prices between dealers, without retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

	Price Range
	2011		2010
Quarter Ended	High	Low	High	Low
November 30	$1.34	$1.10	$1.08	$0.68
February 28	2.20	1.20	1.45	0.84
May 31	1.66	1.14	1.45	1.01
August 31	1.47	0.90	1.37	1.11

We have not paid dividends on our common stock during the past two most recent fiscal years and have a policy of not paying cash dividends. We presently intend to continue this policy in order to retain earnings for use in our business. The number of record holders of our common stock as of October 31, 2011 was approximately 200 (which number does not include the number of stockholders whose shares are held of record by a brokerage house or clearing agency, but rather includes such brokerage house or clearing agency as one record holder). The last sales price for our common stock, as reported by NASDAQ on October 31, 2011 was $1.00.

We have not repurchased any of our outstanding equity securities during the two-year period ending August 31, 2011 and we have cancelled the shares that had been purchased in prior years.

ITEM 6.	SELECTED FINANCIAL DATA

Selected unaudited quarterly statements of operations information follows (in thousands):

	Fiscal 2010 Quarter Ended				Fiscal 2011 Quarter Ended
	Nov. 30	Feb. 28	May 31	Aug. 31	Nov. 30	Feb. 28	May 31	Aug. 31
Sales by segment:
Wireless Solutions Segment	$4,049	$4,034	$4,377	$4,005	$3,965	$3,677	$4,043	$3,984
Wireless Components Segment	4,404	3,853	4,344	4,554	4,547	3,910	4,246	4,103

Total Sales	8,453	7,887	8,721	8,559	8,512	7,587	8,289	8,087
Sales %-Wireless Solutions	48%	51%	50%	47%	47%	48%	49%	49%
Sales %-Wireless Components	52%	49%	50%	53%	53%	52%	51%	51%

Cost of sales	5,701	5,143	5,777	5,729	5,503	4,858	5,559	5,558

Gross profit	2,752	2,744	2,944	2,830	3,009	2,729	2,730	2,529
% of sales-Wireless Solutions	41.2%	41.3%	41.7%	34.1%	39.9%	40.4%	39.0%	37.6%
% of sales-Wireless Components	24.6%	28.0%	25.8%	32.1%	31.4%	31.8%	27.2%	25.2%
% of sales-Total	32.6%	34.8%	33.8%	33.1%	35.4%	36.0%	32.9%	31.3%

Operating expenses:
Research and development	758	769	808	906	898	758	828	792
Sales and marketing	1,171	1,092	1,217	1,340	1,189	1,248	1,222	1,130
General and administrative	621	589	589	490	694	597	566	623

Total	2,550	2,450	2,614	2,736	2,781	2,603	2,616	2,545

Income from operations	202	294	330	94	228	126	114	(16)
Other income (expense), net	(299)	(115)	(106)	(86)	(59)	(45)	(43)	(61)

Income before income taxes	(97)	179	224	8	169	81	71	(77)
Income tax expense (benefit)	5	5	5	(13)	9	4	(1)	4

Net Income (loss)	$(102)	$174	$219	$21	$160	$77	$72	$(81)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

The market profiles in which our two segments operate are materially distinct from one another. The Wireless Components segment is characterized by a very competitive environment that has declining average unit selling prices and frequent product innovation. This market includes several large competitors who have superior financial and other resources. We have competed successfully for over 30 years by cultivating close customer relationships with a diverse group of customers who offer varied applications, and serve diverse markets and geographic locations. In contrast, our Wireless Solutions segment is characterized as a developing market with only a generalized definition of products, services, markets and applications. Competition is not well defined and typically consists of much smaller competitors, many of whom are similar in size and resources to us, or even smaller, although some larger competitors do exist.

Our strengths benefiting us in both markets include: (a) our ability to identify and capitalize on trends in a rapidly growing wireless marketplace; (b) our capability to develop products that have superior technical characteristics; (c) our expertise to assist our customers in incorporating our products into their applications; (d) our sales channels to gain access to customers and (e) our ability to have high quality cost-effective products manufactured in volume with acceptable lead times. Our manufacturing capabilities consist mostly of our relationships with several domestic and offshore contractors. To enhance our sales channels, we recently announced a new agreement with a global distributor, Future Electronics, and the expansion of an existing agreement with Avnet Inc.

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

A key factor in our sales performance is our degree of success in developing and selling new products in volumes adequate to offset the decline in unit selling prices and volumes of our older products. Two key factors in our gross margin performance are expected to be reducing our costs (through innovation, assisting our contractors to identify lower manufacturing costs, and increased volume) and improving our product mix towards higher margin products to offset expected declines in average selling prices and volumes.

Generally we have had positive operating cash flows in recent periods, including our three most recent fiscal years. See the section below entitled “Liquidity” for discussion of cash flows for the current year. Our ability to maintain positive cash flows is dependent on our success in controlling our expenses in relation to our sales. See the next section below entitled “Impact of Economic Conditions and Our Response” for discussion of our cost control program. In any case, the amount of positive cash flow may decrease or occasionally turn negative due to the need for increased working capital, fluctuating revenues, declining margins, escalating operating costs, or increased spending to support growth programs. We feel we currently have the financial resources necessary to execute our business plans.

Impact of Economic Conditions and Our Response

The world-wide economic recession had a material impact on our sales and operations in recent fiscal years. Sales for the past three years still remain significantly below fiscal 2008 levels. The initial impact of the recession on RFM was significant losses for two quarters in fiscal 2009 (the second and third quarters) and the year. We reacted with a series of cost savings measures and we have had generally improved results since then. These cost savings measures included reductions in head count and in salaries and various benefit programs. The salary reductions were restored in stages during fiscal 2010.

We believe that our operating results for the last two fiscal years demonstrate that we have taken appropriate actions to control expenses in our business. We reported net income for six of the last eight quarters. Only our decision to obtain a new lender prevented us from reporting net income for the first quarter of fiscal 2010 (see the section below entitled “Financing Arrangements” for further discussion of our banking arrangements). In our fourth quarter of fiscal 2011, we would have reported essentially a breakeven quarter, except for our increased allowance for trade receivables, which is relatively unusual for us (see the section below entitled “General and Administrative Expenses”). We feel this confirms that our business model can be profitable even at a relatively low level of sales.

Demand within the electronics industry fluctuates widely over short periods. These fluctuations are a key factor that influences our sales performance. We believe our markets are in a period of relatively stable overall demand, although they have not yet returned to prior levels.

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

Critical Accounting Policies and Estimates

Revenue/Sales are recognized for the most part when we ship the product to the customer. The exception is any consignment programs for customers. We recognize sales from consigned products when the customer pulls the product for use from the consigned inventory. Currently, there are only a few consignment programs in place, which are not significant to our total sales.

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

Inventories are valued at the lower of: (i) the actual cost to purchase or manufacture the inventory (on a first-in, first-out basis) or (ii) the current estimated market value of the inventory. We use a standard cost system to estimate the actual costs of inventory and regularly review actual costs and the estimated market value of inventory to standard costs. Significant changes to our purchasing or manufacturing costs (either an increase or a decrease) could cause material changes to the valuation of our inventory when we adjust standard costs to reflect the change. While we have outsourced most of our manufacturing, we still have some remaining overhead costs that we include in inventory. Overhead costs are included in inventory via a material overhead rate.

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

In recent years, we have written off significant amounts of inventory. In the current year, we provided $698,000 in inventory loss provisions. In the prior fiscal year, we provided a total of $967,000 in inventory loss provisions. In fiscal 2009, we provided a total of $720,000 in inventory loss provisions.

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

Results of Operations

In this section, we will discuss our financial statements. In doing this, we will make comparisons between the following periods, which we believe are relevant to understanding trends in our business:

•

The fiscal year ended August 31, 2011, referred to as current year or fiscal 2011, is compared to our fiscal year ended August 31, 2010, referred to as prior year or fiscal 2010. Fiscal 2010 is compared to our fiscal year ended August 31, 2009, referred to as fiscal 2009.

•

The three months ended August 31, 2011, referred to as current quarter or fourth quarter, is compared to the three months ended August 31, 2010, referred to as comparable quarter of the prior year or prior year quarter, and the three months ended May 31, 2011, referred to as the previous quarter or third quarter.

The following table displays, for the years ended August 31, (a) the percentage relationship of certain items from our statements of operations to total sales and (b) the percentage change in these items from year to year. As you can see, there is a great deal of similarity between fiscal 2010 and 2011.

	Percentage of Sales		Year-to-Year % Change
	2011	2010	2010 to 2011
Sales	100%	100%	(3)%
Cost of sales	66	66	(4)

Gross profit	34	34	(2)
Research and development	10	10	1
Sales and marketing	15	14	(1)
General and administrative	8	7	8

Total operating expenses	33	31	2

Income from operations	1	3	(51)
Other income (expense), net	—	(2)	(66)

Income before income tax	1	1	(22)
Income tax expense	—	—	700

Net income	1%	1%	(27)%

Sales

Sales by Segment

The following table displays, in thousands of dollars, sales for our segments and the percentage relationship of those segments to total sales for the periods indicated. These figures will be used when discussing trends in the following paragraphs.

	2011		2010		2009
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Segment sales:
Wireless Solutions segment	$15,669	48%	$16,465	49%	$17,962	56%
Wireless Components segment	16,806	52	17,155	51	14,022	44

Total sales	$32,475	100%	$33,620	100%	$31,984	100%

Sales by Market Application

The following table compares market sales, in thousands of dollars, and the percentage relationship of those markets to total sales for the periods indicated. These figures will be used when discussing trends in the following paragraphs.

	2011		2010		2009
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Market sales:
Industrial	$11,219	35%	$11,119	33%	$10,067	32%
Medical	4,444	14	4,457	13	6,129	19
Automotive	10,816	33	11,522	34	6,530	20
Consumer	2,899	9	3,666	11	3,223	10
Other	3,097	9	2,856	9	6,035	19

Total sales	$32,475	100%	$33,620	100%	$31,984	100%

Products sold to the industrial and medical markets are primarily Wireless Solutions segment products and products sold to the automotive, consumer, telecommunications and other markets are primarily Wireless Components segment products.

Overall Sales Trends in Fiscal 2011 Compared to Fiscal 2010

Summary

Our total sales of $32.5 million decreased 3% in fiscal 2011 compared to $33.6 million in fiscal 2010. Wireless Components sales of $16.8 million decreased 2% from the prior year and Wireless Solutions sales of $15.7 million decreased 5% from the prior year. The negative factors included the impact of production issues that impacted the third and fourth quarters, the decline in sales of some mature products, economic conditions in specific markets and the ongoing effect of declining average selling prices in competitive markets. The positive factors that partially offset the negative items were some success in introducing new products, the effect of changes in product mix within our segments that resulted in an increase in average selling prices and a specific HI-REL filter program. In addition to these factors, we continue to see fluctuations in sales due to changing production schedules, both up and down, for major customers, which can materially affect sales levels in any given period.

Overall economic conditions were flat to somewhat down in the markets we serve, as indicated in the section below entitled “Markets”. One impact of these economic conditions is that there have been some program delays that pushed out new programs for which we have design wins. It is not clear when these programs will begin to have a significant impact on our sales, if ever. Economic conditions in the electronics industry have historically experienced extreme fluctuations in demand within short time periods, so that is a key factor that influences our sales performance. We believe the markets that we serve have not yet returned to prior levels before the recession.

Markets

As seen in the schedule above entitled “Sales by Market Application”, we have five major markets that we serve. The industrial and medical markets are the primary targets for our Wireless Solutions segment. Sales to these two markets were nearly the same in comparison to the prior year. One trend that occurred within these markets is that sales for relatively higher-priced RF module products increased with improved economic conditions and some penetration for new products, while sales for relatively lower-priced short-range radio products decreased due to the effect of customer inventory reduction programs and production issues that occurred.

The automotive, consumer and other markets are the primary targets for our Wireless Components segment. Sales to the automotive market decreased 6%, primarily because a program for a short-range radio product has been ended. Sales to the consumer market decreased 21%, as economic conditions and continuing decreases for mature products impacted several programs, particularly for low-power component products. Sales to Other markets increased 8%, as an increase in sales for a HI-REL filter program had a greater effect than an overall reduction in sales to telecommunications customers for mature products.

Segments

Strategy

As seen in the schedule above entitled “Sales by Segment”, we have two segments, the Wireless Solutions segment and the Wireless Components segment. We have experienced a long-term trend of lower sales for Wireless Components segment products, including for some of our mature products, both due to a trend towards lower average selling prices and continued conversion of customers to alternative technologies. Our strategy has been to grow our Wireless Solutions segment to offset an expected long-term decline in the Wireless Components segment.

In recent years, we have invested considerable resources in product and marketing development to support our strategic plan for the Wireless Solutions segment. In the past year, we have launched six major product launches, including: (1) our WLS series of Wi-Fi and Wi-Fi and Bluetooth® combination modules; (2) a ZigBee Pro module; (3) a battery operated Wi-Fi sensor modem; (4) a low cost 900 MHZ DNT frequency hopping module for wireless sensor applications; (5) a low cost 2.4 GHz DNT frequency hopping module for sensing, telemetry and control applications; and (6) “Peel and Stick” modular sensor modems and gateways, which are platform products for wireless sensor networks. Each of these is a broad product offering to large markets such as medical and industrial monitoring and smart home applications. A key part of our Wireless Solutions strategy is focused on a potential multi-billion dollar market for the sensor modem portion of the M2M market and a wide variety of short-range radios that are very energy efficient. We are not certain when, if ever, new products developed for this market will have a significant additive effect on future sales.

An important consideration in our decision to expand resources in the Wireless Solutions segment was the increased potential gross margin these products offer due to their higher technical content. Our total sales on a company-wide basis will likely expand only if the anticipated growth in Wireless Solutions sales exceeds the anticipated decline in sales for our Wireless Components products.

Wireless Solutions Segment

Wireless Solutions segment sales of $15.7 million decreased 5% from $16.5 million in the prior year. The primary reason for the decrease in sales was a 23% decrease in the number of units sold. The reduction in units sold was for our short-range radio products, primarily the Virtual Wire® product, which declined due to customer inventory reduction programs that were completed during the current year, the end of an automotive program and production issues that occurred, which are described in the following paragraph.

In the “Manufacturing” section of this report, we explain the complex manufacturing process involved in making our products. This is particularly true for our Virtual Wire® products, since they involve both the fabrication of SAW components and the assembly of the hybrid module. From time to time our contract manufacturers experience production issues, which occurred in the third and fourth quarters. In the third quarter, we experienced delays in shipments, which negatively affected our sales. While shipments for Virtual Wire® products returned to normal levels in the fourth quarter, we were unable to make up the shortfall in shipments from the previous quarter. Had we been able to ship all available backlog in the fourth quarter, our overall quarterly sales would have neared previous year levels. To address these production issues, we have added new personnel with specific expertise in fabrication and assembly manufacturing and we will continue to deploy various resources to improve our supply chain and support our offshore manufacturers, as required. As part of our continuous improvement process we are looking at all aspects of the supply chain for improved performance, lower costs and additional capacity in fiscal 2012.

Offsetting most of the impact of the reduction in units sold of Virtual Wire® products was an increase in average selling prices of 22%. The reason for the increase in average selling prices was the reduction in the number of units sold of the relatively low-priced short-range radio products and increase in the number of units sold of relatively high-priced RF Module products. The increase in RF Module sales was due to recoveries in economic conditions and some penetration of new products in the industrial and medical markets for these products, particularly for higher priced custom versions of those products. Partially offsetting the overall increase in average selling prices for the Wireless Solutions segment was a 3% decrease in average selling prices for the short-range radio product line, as the units that experienced inventory reductions were primarily the relatively higher priced versions of these products and there was some increase in sales of relatively lower priced RFIC products.

Wireless Solutions products continue to be affected by changes to production schedules for several major customers and in medical, industrial, automotive and consumer applications. These major customers are OEM customers and contract manufacturers and distributors. These customers have historically shown considerable volatility that we expect to continue.

The greater relative decrease in Wireless Solutions segment sales in comparison to the smaller decrease in Wireless Components segment sales in the current quarter resulted in the Wireless Solutions segment decreasing as a percentage of total sales from 49% in the prior year to 48% in the current year. This was an unfavorable product mix shift from a gross margin standpoint.

Wireless Components Segment

Wireless Components sales of $16.8 million decreased 2% from $17.2 million in the prior year. The overall sales decrease was primarily due to a 7% decrease in average selling prices as a result of continued competitive conditions, as well as changes in product mix within this segment. The same factors caused sales of the largest of the product lines within this segment, filters, to experience a 13% increase in the number of units sold, but also a 13% reduction in average selling prices. The increase in filter units sold was primarily due to an increase in sales of relatively low-priced satellite radio filters in line with increased automotive production. The decrease in average selling prices was due to both the ongoing effects of severe price competition in automotive markets and the effect of selling fewer units of relatively higher-priced telecommunication filters as those markets declined due to economic conditions and decreases in sales of mature products. Sales of HI-REL filters in our first two quarters both contributed significantly to sales and partially offset the overall decrease in average selling prices. The frequency control product line also experienced an increase in the number of units sold, but it was accompanied by a lower average selling price due to a product mix shift. Within this product line, the number of units sold of much lower-priced crystal products, mostly for the automotive market, increased 73%, so a sizable increase in sales for crystals contributed to the lower average selling prices for the segment as a whole. RFM introduced a line of crystal-based products over a year ago and these are now gaining acceptance in the marketplace. Low-power components sales decreased 12% due to a similar decrease in the number of units sold, mostly for mature products, including some for consumer markets.

The automotive, consumer and telecom markets all have shown significant volatility in recent years, as end customers change their production schedules for those markets. This includes sales for our primary application for the automotive and consumer markets, satellite radio. We provide filters for satellite radios that provide content from Sirius XM Radio, Inc. (NASDAQGS: SIRI), which has announced that its customer base increased to 21 million subscriptions. Earlier this year we announced that we had shipped over 100 million filters for this application. The supply chain for North American automotive production has been subject to volatile changes in production levels and inventory corrections in recent years, resulting in both quarterly increases and decreases. We expect the volatility of sales to automotive, consumer and telecom markets to continue.

Sales Risk Factors

We continue to experience the effect of changes in production schedules at major customers which for many of our products are OEMs, contract manufacturers and distributors. These customers order product based upon their own production schedules or the production schedules requested by their customers, which have historically shown considerable volatility.

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

Many of our products involve very complex manufacturing processes and from time to time our supply chain partners experience problems with them. In fiscal 2011, we experienced delays in shipments for some Wireless Solutions products, which was a significant reason sales decreased from prior year levels. This delay occurred for Virtual Wire® products. We have taken proactive measures and will continue to deploy resources to improve our supply chain and support our offshore manufacturers as required. We have made significant progress in resolving the production issues and we returned to normal production levels in our fourth quarter.

We have experienced sudden increases in demand in the past, which have strained the manufacturing capabilities of our offshore contractors and their raw material suppliers. We have seen lead times lengthen for key raw materials such as packages and integrated circuits. In addition, new products sometimes require manufacturing processes different than those to which we currently have access. Our assembly contractors may not be able to procure sufficient raw materials, or we may not be able to increase the manufacturing capacity of our assembly contractors in a timely manner so as to take advantage of increased market demand. Failure to do this could result in a material loss of potential sales. We believe we are currently in a period of increased raw material lead times that may negatively affect our near term sales prospects. We have mitigated this risk somewhat by increasing inventory on a selective basis.

Decline in Average Selling Prices

We compete in very price-competitive markets (particularly those for the Wireless Components segment, such as the automotive and satellite radio markets), in which customers require decreased prices over time to retain their business. In addition, our customers expect economies of scale to result in lower pricing as new products ramp up in volume. As a result, our Wireless Components segment experienced a decline in average selling prices of 7% in fiscal 2011 compared to fiscal 2010. The Virtual Wire® product line also experienced a 3% decline in average selling prices on a year-to-date basis. A portion of the decrease in average selling prices was a product mix shift within the filter and frequency control product lines, including a large increase in crystal-based products. The impact of reductions in average selling price due to this product mix effect tend to be at least partially offset by differences in material costs, as the higher-priced products come in larger, more expensive packages. However, a portion of the decrease in average selling prices also was due to competitive conditions within those markets. To participate in new programs or even continue with old ones, we had to lower selling prices for specific products.

In contrast, in the Wireless Solutions segment experienced an increase in average selling prices of 22%. The increase in average selling prices was due to product mix shifts within this segment, rather than an increase in prices for similar products. Normally an increase in average selling price also results in an increase in material costs, as they involve higher-cost products. The price pressures for the Wireless Solutions segment are normally not as great as they are for the Wireless Components segment. However, over the long term, we would expect there to be a trend toward lower average selling prices for Wireless Solutions products because we are introducing products that are targeted at lower price points and higher sales volumes, including recently announced RF module products, as well as a series of RFIC products. However, changes in product mix reflecting relatively more sales of higher-priced products such as medical products may from time to time offset any negative impact on average selling prices for other products.

We have achieved significant market position in the markets on which we focus. However, we believe that price competition from much larger and better financed competitors represents a significant risk in maintaining our sales levels and gross margins, particularly in the automotive, consumer and other markets. A decline in average selling prices adversely affects gross margin, as well as sales. We expect the general trend of lower average selling prices for comparable products will continue to have an adverse effect on future sales and margins. Therefore, offsetting this downward pressure is an important part of our strategic plan. For a discussion of strategies for sustaining our gross profit, see the section below entitled “Gross Profit.”

Overall Sales Trends in Fiscal 2010 Compared to Fiscal 2009

Summary

Our total sales of $33.6 million increased 5% in fiscal 2010 compared to $32.0 million in fiscal 2009. The increase in sales was largely related to a partial recovery in economic conditions in several markets that we serve. The most significant increase was for sales to the automotive market, which increased 76% over the very depressed sales of the prior year. North American automotive production schedules were much increased from the prior year. There were also increases of 12% for sales to industrial markets and 14% to consumer markets. Both of these increases were related to improved economic conditions in those markets. On the other hand, economic conditions in the telecommunications market did not improve and we experienced some loss of market share, for which our sales decreased 49%. Sales to the telecommunications market are now reported in our “Other” category. Sales to medical markets also declined by 28% in comparison to the prior year. We believe that was largely a result of lower production schedules for major customers, resulting from an effort to reduce inventory in that supply chain. Sales to other markets, which are much smaller for us, decreased 60%, primarily as a result of the end of a particular military-grade product program. The primary reason for the changes in sales to each of these markets was a corresponding change in the number of units sold, mostly due to changes in economic conditions in the markets we serve.

Segments

The sales increase from the prior year was primarily due to a 22% increase in sales of our Wireless Components segment to $17.2 million in comparison to $14.0 million in the prior year. Two of the major markets for these products are the automotive and consumer markets which are very sensitive to economic conditions. Therefore this segment benefited from the recovery in the automotive and consumer markets as noted above. A primary application for both markets is satellite radio filters, which experienced a very large increase in number of units shipped. Two of our largest customers this year were automotive customers. This resulted in an overall 58% increase in the number of units sold for this segment, including the impact of a ramp up of new filter programs. This was partially offset by a decrease in sales to telecommunications markets, as we experienced some loss of market share due to price competition in a price sensitive market.

In contrast, sales for the Wireless Solutions segment decreased from $18.0 million in the prior year to $16.5 million. Two of the major markets for these products are the industrial and medical markets. As noted above, sales decreased in medical markets as a result of lower production schedules for major customers, we believe resulting from an effort to reduce inventory in that supply chain.

The decrease in Wireless Solutions sales was despite an overall increase in the number of units sold of 10%. The net reduction in sales was primarily due to a 17% decrease in average selling prices resulting from a lower number of higher-priced medical units being sold and a higher number of all other units being sold. This decrease in average selling prices was also the primary reason for the overall decrease in gross margins for Wireless Solutions products for the year.

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

The increase in sales for the Wireless Components segment and decrease in sales for the Wireless Solutions segment resulted in the Wireless Solutions segment decreasing as percentage of total sales from 56% in fiscal 2009 to 49% in fiscal 2010. We believe this was due to an unfavorable product mix shift from a gross margin standpoint.

Other Sales Trends

The following table provides additional data concerning our sales:

	Percentage of Sales
	2011	2010	2009
Sales for top five customers	47%	47%	39%
Distribution sales	39%	39%	27%
Number of customers with 10% or more sales	One	One	One
Sales for 10% or more customer	22%	18%	11%
International sales	64%	61%	50%

The fiscal 2011 results as seen in this table are very similar to fiscal 2010 results. The small increase in international sales in comparison to the prior year was partially the result of a major customer shifting its delivery point from North America to an international location.

Our strategy is to seek diversification in our sales. We believe we have achieved a significant level of diversification in our customers, markets, products and geographic areas. However, due to the very competitive nature of the markets in which we compete, we may not always be able to achieve such diversification.

We consider all product sales with a delivery destination outside North America to be international sales. International sales are denominated primarily in U.S. currency, although some European customers require that we price their product orders in Euros. We have not entered into any hedging activities to mitigate the exchange risk associated with sales in foreign currency. We intend to continue our focus on international sales, and anticipate that international sales will continue to represent a significant portion of our business. However, international sales are subject to fluctuations as a result of local economic conditions and competition. Therefore, we cannot predict whether we will be able to continue to derive similar levels of our business from international sales.

Gross Profit

Overall Gross Profit Trends in Fiscal 2011 Compared to Fiscal 2010

Summary

The current year gross profit was $11.0 million, which was 2% less than the prior year’s $11.3 million, due to a 3% decrease in sales partially offset by a 40 basis point increase in gross margin as a percentage of sales. Our Gross profit margin increased to 33.9% in the current fiscal year compared to the prior fiscal year’s 33.5%. The increase in gross margin primarily was due to improved product mix within our Wireless Components segment and a reduction in overhead cost of sales.

Because we have outsourced our manufacturing, our primarily element of cost of sales is materials expense. However, we still have some remaining overhead cost of sales in the amount of $3.6 million that consists primarily of relatively fixed costs relative to sales. This includes the salaries and benefits of our staff that manages and supports our supply chain, depreciation on the shared cost of capital equipment and the expense related to slow moving or obsolete inventory. This expense was approximately $250,000 less than the previous year, primarily as a result of $269,000 in lower expenses related to slow moving inventory. This was despite incremental costs related to the production issues that occurred in our third and fourth quarters. As a result, overhead costs as a percentage of sales decreased by 0.4%.

Segments

Gross margin trends were different for our two business segments. Gross margins for our Wireless Components segment increased from 27.7% in fiscal 2010 to 28.9% in fiscal 2011. The shift in product mix towards higher-margin frequency control modules and HI-REL filters that occurred in our first and second quarter was the primary reason for this increase. Periodically we secure relatively higher-margin contracts like the HI-REL filter program, but that was a discrete program of limited duration. The increase in Wireless Components segment gross margin occurred notwithstanding various changes in product mix and competitive forces that resulted in a reduction in average selling prices for this segment of 7%. Each of the volume product lines within this segment were able to hold or improve gross margins by reducing per unit manufacturing costs. The product mix impact and our cost reduction efforts allowed us to reduce per unit manufacturing costs for this segment by 9%, including the effect of lower overhead cost of sales.

Gross margins for our Wireless Solutions segment, on the other hand, decreased in comparison to the prior year – from 39.6% in fiscal 2011 to 39.2% in fiscal 2010. In this case, average selling prices decreased 17% for this segment, while per unit manufacturing costs only decreased 14%, not quite enough to offset the selling price decrease. The primary reason for the decrease in Wireless Solutions gross margin was due to a decrease in gross margin for our Virtual Wire® product line. This was a result of a 3% lower average selling price resulting from lower sales of higher-priced medical versions of these products and the incremental costs related to production issues. In addition, for this product line there was an increase in the relatively fixed overhead costs per unit due to the reduction in sales for the Virtual Wire® products discussed in the sales section entitled “Wireless Solutions Segment”. Gross margins for the RF module portion of this segment actually increased slightly, due to increased sales of relatively higher priced custom products that resulted in a 24% increase in average selling prices.

Overall Gross Profit Trends in Fiscal 2010 Compared to Fiscal 2009

Gross profit margin decreased to 33.5% in fiscal 2010 compared to the fiscal 2009 gross margin of 36.3%. This 2.8% reduction in gross margin was primarily due to the impact of changes in product mix, both between our two segments and within each of them. The overall shift in product mix towards automotive and consumer markets and away from medical and telecommunications markets had an unfavorable impact on gross margins.

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

Gross margin trends were similar for our two business segments. Gross margins for our Wireless Components segment decreased from 29.7% in fiscal 2009 to 27.7% in fiscal 2010. Various changes in product mix and competitive forces resulted in a reduction in average selling prices for this segment of 22%. The product mix impact and our cost reduction efforts allowed us to reduce per unit manufacturing costs by 20%, but this was not quite enough to offset the reduction in average selling prices. These net impacts were primarily due to significant changes in product mix within this segment as well as competitive conditions. Included was the ramp up of new filter programs. To participate in the new programs, we needed to lower selling prices for specific products. This had the effect of lowering average selling prices that was not entirely offset by lower costs. Another product mix shift involved a very profitable military grade frequency control module order that occurred in fiscal 2009 but did not recur this year.

Gross margins for our Wireless Solutions segment also decreased in comparison to the prior year – from 41.5% in fiscal 2009 to 39.6% in fiscal 2010. In this case, average selling prices decreased 17% for this segment, while per unit manufacturing costs only decreased 14%. The cost reduction was not quite enough to offset the selling price decrease. The primary reason for the decrease in average selling prices was a product mix shift within our Virtual Wire® Short-range Radio product line in which we sold a lower number of relatively higher-priced medical units and a higher number of all relatively lower-priced other units. Sales to the medical market normally have a higher gross margin potential, due to their higher technical content, so a reduction in those sales had a negative impact on gross margins. In addition, we incurred some additional manufacturing costs resulting from the ramp up in production of relatively new Wireless Solutions products. Partially offsetting the product mix shift was an increase in sales of custom RF modules to the industrial market related to partial recovery in economic conditions. Custom RF module sales have relatively high gross margins.

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

Factors Influencing Gross Margins

Our gross margins continue to be influenced by several factors, both favorable and unfavorable, in any given period. Several normally favorable factors that influence gross margins also represent our long-term efforts to improve gross margins. These are as follows:

(1)	Shift in product mix between segments - One element in our strategy to offset selling price increases and increase gross margin is to focus our product and market development efforts on products that have higher potential gross margins because of their higher technical content and more favorable competitive situation. For us, that primarily relates to Wireless Solutions segment products. In the current year, gross margins for the Wireless Solutions segment were 39.2%, while the gross margins for the Wireless Components segment were 28.9%.

However, our strategy does not always result in a favorable shift in product mix. We also try to take advantage of opportunities to grow our Wireless Components sales if extensive additional supporting resources are not required. Therefore, a shift in sales to Wireless Solutions products normally has a positive effect on margins, and a shift in sales to Wireless Components products normally has a negative effect on margins. In any given period, however, there are a number of reasons why a particular segment’s sales increase or decrease and the result may not mirror our long term strategy to grow Wireless Solutions segment sales. Changes in product mix between our segments in fact had a negative effect on gross margins in this year in comparison to the prior year, since Wireless Solutions sales decreased from 49% of total sales to 48%. We cannot assure you that our strategy to focus on Wireless Solutions products to increase margins will be achieved in future periods and we expect this volatility in gross margins related to product mix shifts between our segments will continue.

(2)	Shift in product mix within our segments - There are several product lines within each segment and many products within each product line. Given our wide variety of products, customers and applications, there are a wide variety of gross margin outcomes in any given period. We believe we experience higher gross margins when we custom design for a specific customer than when we are selling a standard product in a commodity situation. We have historically seen volatility in our gross margins within each segment that significantly affect gross margins. In the current year, for instance, product mix shifts within the Wireless Components segment, including a HI-REL filter program contributed significantly towards increased gross margins. We target situations in which the technical aspects of our products command higher gross margins. However, our strategy is also to rapidly increase sales, which may result in an effort to increase sales for standard products in relation to custom products. This could result in an overall decrease in gross margins within a segment. We expect that this volatility in product mix both between our segments and within them will continue to cause gross margins to fluctuate, sometimes very significantly.

(3)	Success in achieving ongoing cost reduction - In addition to our long-term effort to improve gross margins through improved product mix and increased sales volume, our key strategy for dealing with decreased average selling prices is to reduce our per unit manufacturing costs. We devote considerable resources to obtaining purchasing savings and in working with our suppliers and outside contractors to improve yields, increase productivity and to improve processes that result in lower costs. Historically we have been able to achieve per unit cost reductions on a year-over-year basis. In the current year, this was achieved for most of our volume product lines compared to the prior year, including the impact of lower overhead costs per unit. It is possible that while per unit cost savings are achieved, they may not be sufficient to offset the decline in average selling prices. We intend to continue our efforts to reduce manufacturing costs in future periods, although there is no assurance that this can be done.

(4)	Volume Impact on Overhead Cost - If sales increase, this factor results in lowering cost as a percentage of sales, due to relatively high fixed overhead costs (approximately $3.7 million in fiscal 2011) being spread over a larger amount of sales and production. As stated above, overhead cost of sales decreased by 0.4% of sales in the current year. This compares to the decrease we achieved in the prior year of 0.8%, which were positive factors for our gross margins. Our plan is to increase sales volumes to achieve this result in future periods; however, there can be no assurance that we can do this. In fact, if sales volumes were to decrease in future periods, our average unit costs would rise, becoming an unfavorable factor. This in fact occurred in the fourth quarter of the current year, when overhead cost of sales increased more than 1% of sales in comparison to the comparable quarter of the prior year. We think the effects of sales volume will continue to have a very significant impact on future gross margins.

Normally unfavorable factors which influence gross margins, some of which are outside of our control, include, but are not limited to, the following:

(1)

Decrease in average selling prices - As discussed in the section entitled Sales, we normally experience a reduction in average selling prices in both of our segments and in virtually all of our product lines. The average selling price for our Wireless Components segment decreased 7% from the prior year and the average selling price for our Virtual Wire® product line decreased 3% from the prior year, although a portion these decreases was also due to shifts in product mix. A shift in product mix within a product line can cause a shift in average selling price that is at least partially offset by corresponding changes in related costs per unit. However, lower average selling prices are generally a negative factor for gross margins and we expect the trend towards lower average selling prices will continue.

(2)	The impact of non-cash charges for inventory reserves - Our business involves a high degree of technical change and our marketplace is very dynamic in that programs for specific customers come and go. New products go into production before final specifications are determined. Sometimes we need to order inventory before we have received an order from a customer in order to meet lead time expectations. All of these situations may result in excess or obsolete inventory. We review our inventory in detail each quarter and establish reserves to cover anticipated losses from these situations. Provisions for inventory reserves were $698,000 in fiscal 2011, $967,000 in fiscal 2010 and $720,000 in fiscal 2009. We expect that we will continue to require significant inventory reserve provisions in future periods.

(3)	Production issues and new product ramp up costs - As indicated in the sales section entitled “Wireless Solutions Sales”, we sometimes encounter production issues within our supply chain that result in delayed shipments and increased cost. We estimate that specific production issues have cost us well more than $100,000 in the third and fourth quarters of the current fiscal year. In addition, we continue to introduce new products into our contract manufacturers’ processes, and, therefore, we may be subject to unanticipated new product production costs that negatively affect our gross margins. This, in fact, occurred in fiscal 2010 as costs were incurred both in yield loss in production and as part of the inventory reserve provisions mentioned in the preceding paragraph. Given our strategy to introduce new products into the marketplace and our experience with older products, we expect expenses such as these will continue in future periods.

Operating Expenses

Research and Development Expense

Research and development expense was approximately $3.3 million, $3.2 million and $4.0 million in fiscal 2011, 2010 and 2009, respectively. Research and development expense primarily consists of salaries and benefits and related outside service costs for our team that develop new products. Fiscal 2011 expense increased only 1% from the prior year. The significant decrease from fiscal 2009 primarily resulted from (1) our cost reduction efforts as described in the section entitled “Impact of Economic Conditions and Our Response” and (2) decreased amortization expense for acquired intangible assets.

Research and development expenses were 10% of sales for fiscal 2011 and fiscal 2010, compared to 12% of sales in fiscal 2009. We believe that we have retained the core engineering capabilities we need to continue to develop products and service our customers, and that the continued development of our technology and new products is essential to our growth and success. We believe we have sufficient resources to support our growth strategy for the Wireless Solutions segment and adequate support to maintain our Wireless Components segment. Currently our focus is on developing new short range radio products, RF modules and crystal-based products for a variety of applications.

Going forward, in the near term we expect to incur similar research and development expenses from the levels we incurred in our current year.

Sales and Marketing Expense

Sales and marketing expense was $4.8 million, $4.8 million and $5.1 million in fiscal 2011, 2010 and 2009, respectively. Sales and marketing expense primarily consists of salaries and benefits for the personnel in our sales and marketing team that work with customers, travel and other costs to promote our products and sales commission expenses for our sales representative firms that sell our products, which fluctuate in line with sales. Fiscal 2011 expense increased less than 1% from the prior year.

Sales and marketing expense was 15% of sales in fiscal 2011, compared to 14% of sales in fiscal 2010 and 16% of sales in fiscal 2009. Since fiscal 2011 expense did not change much in comparison to the prior year, the difference in expense as a percentage of sales was primarily due to a small decrease in sales. We continue to improve our sales channels by adding or changing sales representative firms and distributors, and we expanded our distribution network with two global distributors in fiscal 2011. We intend to pursue increased sales aggressively in future periods, particularly for Wireless Solutions products. We believe that the greater technical content of the Wireless Solutions segment and our growth strategy require the current level of sales and marketing expense as a percentage of sales, at least for the foreseeable future.

Going forward, in the near term we expect to incur slightly increased sales and marketing expense from the levels we incurred in the current year, except for sales commission expense which will fluctuate in line with sales levels.

General and Administrative Expense

General and administrative expense was $2.5 million, $2.3 million and $3.3 million in fiscal 2011, 2010 and 2009, respectively. General and administrative expense primarily consists of salaries and benefits for our team in managing our corporate administrative functions, including our public reporting requirements and related professional expenses. In fiscal 2011, these expenses increased $0.2 million, or 8%, primarily resulting from an increase in legal expense associated with a successful arbitration that occurred in our first quarter and an $80,000 expense to increase our allowance for trade receivables that occurred in our fourth quarter. The significant decrease from fiscal 2009 levels primarily resulted from reductions in headcount and other expenses related to our cost reduction efforts. See the section entitled “Impact of Economic Conditions and Our Response” for further information.

General and administrative expense was 8% of sales in the current year, compared to 7% of sales in fiscal 2010 and 10% of sales in fiscal 2009. The increase in general and administrative expense as a percent of sales in fiscal 2011 results from an increase in expense as described above and a 3% decrease in sales. We have significant remaining fixed costs related to managing the business and fulfilling our obligations as a public company.

Going forward, in the near term we expect to incur slightly increased general and administrative expense from the levels we incurred in the current year.

Restructuring and Fixed Asset Impairment Expense

Over the past few years, we have undertaken a series of initiatives to reduce cost. We have outsourced our Dallas, Texas manufacturing facilities, consolidated our back office support functions and otherwise reacted to challenging economic conditions. This has resulted in approximately $13 million in annual savings. To achieve these savings, we have incurred expenses for employee severance, facility clean up, and obtaining consulting advice on organizational structure. We also had some fixed asset impairments.

There was no restructuring expense for the current year or the prior year, compared to $444,000 in fiscal 2009. Restructuring and impairment expense is summarized in Note 15 to our consolidated financial statements.

Impairment Expense – Intangibles

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

The result of this testing was no intangible asset impairment expense in the current year or prior year, compared to $1.6 million in fiscal 2009. Restructuring and impairment expense is summarized in Note 15 to our consolidated financial statements.

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

As a result of these impairments, amortization expense for fiscal 2010 and beyond has been eliminated. There remains only $925,000 in goodwill and an indefinite-lived intangible asset related to the Cirronet acquisition on our balance sheet as of August 31, 2011 which remains subject to an annual impairment test. We continue to believe the Cirronet RF module products represent a key building block for our Wireless Solutions strategy.

Total Operating Expenses

Operating expenses were $10.5 million in the current year, compared to $10.4 million in fiscal 2010 and $14.4 million for fiscal 2009. The small $0.1 million increase in the current year compared to the prior year primarily relates to an increase in general and administrative expense as explained above. The $4.0 million decrease in fiscal 2010 compared to fiscal 2009 primarily resulted from $2.0 million in cost reduction efforts as explained in the section entitled “Impact of Economic Conditions and Our Response” and $2.0 million in restructuring and fixed asset impairment expense and impairment expense of goodwill and other intangible assets as explained in the sections immediately above this that did not recur in fiscal 2010. We do not expect these unusual expenses to recur.

Operating expenses were 33% of sales in fiscal 2011, compared to 31% of sales in fiscal 2010, and 45% in fiscal 2009. The increase in operating expenses as a percentage of sales in fiscal 2011 compared to fiscal 2010 results from a 2% increase in expense and a 3% reduction in sales.

Over the last two years, we have successfully implemented our strategy to control our expenses relative to sales closely to return to profitability. We have recently adjusted our strategy to allow for small investments to support a growth strategy. In addition, we have restored the salary reductions we initiated as part of our cost reduction program. As a result, in the near term we expect to incur operating expense similar to or slightly increased from the levels we incurred in our current year, while sales commission expense will continue to fluctuate with sales and product mix.

Other Income (Expense)

Other expense was $208,000 this year, compared to $606,000 in fiscal 2010 and $647,000 in fiscal 2009. The primary expense for all three years was interest expense, which decreased throughout these periods as we paid down outstanding bank debt. In addition, interest rates decreased starting in fiscal 2010 because of a new agreement with a new primary lender. Other expense for fiscal 2010 included a first quarter early termination fees of $160,000 and other costs related to our decision to terminate our existing senior lending agreement with our former lender.

Going forward, in the near term we expect to incur similar or slightly decreased non-operating expense from the levels we incurred in our current year.

Income Tax Expense (Benefit)

In recent years, we recorded small provisions for state income tax or, in some cases, adjustments to alternative minimum federal and state income tax accruals. Income tax expense was $16,000 in fiscal 2011, $2,000 in fiscal 2010 and income tax benefits of $99,000 in fiscal 2009.

Fiscal 2009 income tax expense was unusual in that we had deferred tax benefits resulting from the intangible asset impairments that did not recur in fiscal 2010 or fiscal 2011. In fiscal 2007 we recorded a net $421,000 deferred tax liability related to our acquisition of Cirronet, with the difference being adjusted to goodwill, rather than profit and loss. In fiscal 2009, we recorded a deferred tax benefit related to the impairment of intangible assets. The deferred tax benefit amounts were $13,000 in fiscal 2010 and $111,000 in fiscal 2009. This reduced the net deferred tax liability to $125,000 at the end of fiscal 2011 and 2010.

Since fiscal 2001, we have fully reserved, in a non-cash charge, all deferred tax assets that had been recorded. We continue to maintain a full valuation allowance on our deferred tax assets due to our historical losses and a limited history of taxable income.

We retain the tax benefits that have been reserved and we will realize the benefits in future periods to the extent we are profitable. As of the end of the current year, we have income tax carryforwards and other potential tax benefits available to reduce future federal taxable income by approximately $24.4 million as explained in Note 13 to our consolidated financial statements. The net operating loss (“NOL”) carryforwards begin to expire on August 31, 2020.

Going forward, we expect to record relatively small income tax provisions until the recovery of deferred tax assets is more likely than not.

Earnings (Loss) per Share

Net income for the current year was $228,000, compared to $312,000 in fiscal 2010 and a net loss of $3.5 million in fiscal 2009. Our basic and diluted earnings per share were $0.02 in fiscal 2011, compared to $0.03 for fiscal 2010 and a loss of $0.35 for fiscal 2009.

The current year and the prior year did not have any material unusual charges, while fiscal 2009 was materially affected by unusual charges. The $3.5 million loss for fiscal 2009 includes $2.1 million for four unusual charges, including $1.6 million for impairment expense for goodwill and other intangibles assets, $0.4 million for restructuring expense and $0.2 million loss from discontinuing operations, offset by a deferred tax effect credit of $0.1 million. See the sections above entitled “Restructuring and Fixed Asset Impairment Expense” and “Impairment Expense – Goodwill and Intangibles” for additional information on these unusual charges.

In many respects fiscal, 2011 was very similar to fiscal 2010, with slightly reduced sales, slightly improved gross margins and slightly increased operating expenses. We feel two consecutive years of net income confirms our business model can be profitable at a relatively low level of sales. We also believe that this business model could generate increased profitability at higher sales levels.

Outside of unusual charges, net income in fiscal 2010 increased approximately $1.7 million in comparison to fiscal 2009. This was primarily a result of a $2.0 million decrease in operating expenses as a result of our cost reduction program. This was partially offset by a $0.4 million reduction in gross profit.

Fourth Quarter of Fiscal 2011

Unaudited quarterly financial data is presented in Item 6 - Selected Financial Data.

Sales Summary

Sales for the fourth quarter of fiscal 2011 of $8.1 million decreased 6% from $8.6 million in the comparable quarter of the prior year and 2% from $8.3 million in the previous quarter. The sales decreases were primarily due a decrease in average selling prices in both cases, resulting from both continued competitive pressures and changes in product mix both within and between our business segments. The number of units sold increased in comparison to both periods. Sales were negatively affected by slow economic conditions in several markets and by production issues in our Virtual Wire® product line. In our previous quarter, we mentioned the production issues that negatively affected third quarter sales. While shipments for Virtual Wire® products returned to normal levels in the fourth quarter, we were unable to make up the shortfall in shipments from the previous quarter. Had we been able to ship all available backlog, sales would have neared previous year levels. We are devoting significant resources to solving these issues and expect to see additional operational improvements in our first quarter.

Segment Sales

Sales for our Wireless Components segment decreased 10% in comparison to the prior year, which accounts for most of the overall decrease in sales. Wireless Components segment sales also decreased 3% from the previous quarter. These products primarily are sold to the automotive, consumer and other (which includes telecommunications) markets. Most of the sales decreases in both periods related to mature products such as low-power components and frequency control modules that have been losing market share for some time. This was reflected in a lower number of units sold for these product lines. This was the primary reason why overall sales to the consumer market decreased 43%, and sales to the other market, which includes telecommunications, decreased 31%, from the comparable quarter of the prior year. For the same reason sales to the consumer market decreased 18% from the previous quarter. There was an increase in the number of units sold in comparison to the prior year for satellite radio filters in comparison to both periods, as sales to automotive markets increased 13% in both periods. However, the increase in number of units sold for filter products was offset by decreases in average selling prices due to lower sales of higher-priced mature products, resulting in very little change in overall filter sales. The result was that average selling prices for the Wireless Component segment decreased 12% in comparison to the prior year and 2% in comparison to the previous quarter, accounting for most of the decreases in sales for this segment.

Sales for our Wireless Solutions segment, on the other hand, were nearly the same as the comparable quarter of the prior year, and decreased 2% from the previous quarter. In comparison to the prior year, a 2% decrease in the number of units sold was offset by a 2% increase in average prices for this segment. These products primarily are sold to the industrial and medical markets. The biggest changes in comparison to the prior year were a 15% decrease in sales to the industrial market as a result of slower economic conditions for RF modules that was offset by a 98% increase in sales to the medical market for both RF modules and Virtual Wire® products as those markets recovered from very low levels of fiscal 2010.

In comparison to the previous quarter, there was another large shift within the Wireless Solutions segment that resulted in largely similar sales. For the fourth quarter, the number of units shipped increased 45%, as production returned to normal levels for relatively lower-priced Virtual Wire® products. However, this was offset by a 32% reduction in average selling price. This sizable reduction in average selling price resulted from changes in product mix. Economic conditions resulted in a significant reduction in number of units sold and sales value for relatively higher-priced RF module products and in addition, the remaining production issues that have been mentioned before resulted in lower sales of relatively higher-priced medical versions of Virtual Wire® products. As a result, in comparison to the previous quarter, overall sales to the industrial market decreased 2% and sales to the medical market decreased 32%. The lower average selling prices contributed to the reduction in gross margins for Wireless Solutions segment in fourth quarter.

Gross Profit

Gross Profit Summary

Fourth quarter fiscal 2011 gross profit of $2.5 million was down $0.3 million from last year’s fourth quarter and $0.2 million from the prior quarter. These deceases were both the result of decreased sales and decreased gross margins. Gross profit margin was 31.3% for the current quarter, compared to 33.1% for the comparable quarter of the prior year and 32.9% for the previous quarter. The biggest factor in comparison to the comparable quarter of the prior year was an increase in overhead cost of sales and an increase in overhead as a percentage of sales. The production issues resulted in additional costs which were largely responsible for the increase in overhead cost of sales in the current quarter of approximately $50,000 in comparison to the prior year. Together with the decreases in sales, overhead as a percentage of sales increased 1.2% of sales in comparison to the prior year.

The decrease in gross margins in comparison to the previous quarter was primarily due to reduced gross margins for both of our segments of 1% to 2% of sales. Both of our segments experienced lower average selling prices due to changes in product mix, which were not offset by corresponding reductions in cost per unit.

Segment Gross Margin

Gross margin for our Wireless Components segment of 25.2% in the current quarter decreased from 32.1% in the comparable quarter of the prior year and 27.2% in the previous quarter. This segment experienced an increase in overhead costs as a percentage of sales resulting from lower sales volume, as well as an unfavorable product mix shift from relatively more profitable consumer and telecommunications products to less profitable automotive products as outlined in the fourth quarter sales section. This was reflected in a decrease in average selling price of 12% in comparison to the prior year and 2% from the third quarter.

Gross margins for our Wireless Solutions segment of 37.6% increased from 34.1% in the comparable quarter of the prior year, but decreased from the 39.0% in the previous quarter. In comparison to the prior year, the product mix shift involving greater sales to the medical market as reflected in a 2% increase in average selling prices was the primary reason for the increases in gross margin. In addition, we incurred some additional manufacturing costs related to the introduction of relatively new products in last year’s fourth quarter. In comparison to the previous quarter, the significant shift in product mix that resulted in a 32% reduction in average selling price involving a decrease in sales to the medical market was the primary reason for the decrease in gross margin.

Operating Expenses

Operating expenses for the fourth quarter were $2.5 million, compared to $2.7 million for the comparable quarter of the prior year and $2.6 million for the previous quarter. The decreases from prior periods were primarily due to lower sales commissions in line with lower sales, including lower incentive payments. General and administrative expenses increased in comparison to both periods because of a net increase of $70,000 to our reserve for doubtful receivables because of a single customer. Receivables collection exposure is unusual for us and we do not see any general collection issues with our customer base. In addition, general and administrative expenses were at a very low level in last year’s fourth quarter, largely due to lower costs for professional fees, including the reversal of prior quarters’ audit fee accrual because we believed that we would become subject for the first time to the requirement to have our internal control over financial reporting audited by outside auditors pursuant to the Sarbanes-Oxley Act of 2002, or SOX. However, this requirement was permanently deferred.

Net Income (Loss)

We had a net loss of $81,000 in the fourth quarter, compared to net income of $21,000 in the comparable quarter of the prior year and net income of $72,000 in the third quarter. Gross profit was almost $301,000 lower in the current quarter compared to the prior year due to lower sales and lower gross margins. This was partially offset by operating expenses that were $191,000 lower in the fourth quarter. Despite the economic conditions in several markets and our production issues, we would have had nearly a breakeven quarter had it not been for the unusual increase in the allowance for trade receivables. In comparison to the previous quarter, gross margins were $201,000 lower due to lower sales and gross margins, but this was partially offset by operating expenses that were $71,000 lower in the fourth quarter.

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

The ViewPoint facility is a revolving line of credit that has been renewed on terms similar to those of the initial facility for two years until November 30, 2012. Due to the renewal beyond one year, our revolving line of credit liability is classified as a long-term liability on our balance sheet. We are currently in negotiations to extend this facility to November 30, 2013. Availability under the facility is based on eighty percent of eligible accounts receivable and fifty percent of eligible finished goods inventory, subject to a $1 million maximum on eligible finished goods inventory. The interest rate under the facility is the higher of the Wall Street Journal Prime Rate plus 2% or the floor rate of 7%. The interest rate on current borrowings is 7%.

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

At August 31, 2011, we maintained access to our revolving line of credit facility, which had a loan balance of $1.7 million. Additional loan advances of approximately $3.3 million were available based upon year end asset values. The terms of our revolving line of credit facility and its status at the end of the current quarter are described in Note 6 to our consolidated financial statements included in this report.

Adjusted EBITDA

The following table sets forth, for the three and twelve months ended August 31, 2011 and 2010, the calculation for Adjusted EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization (including stock compensation)) that is referred to in this report (in thousands):

	Three Months Ended August 31,		Twelve Months Ended August 31,
	2011	2010	2011	2010
Net income (loss)	$(81)	$21	$228	$312
Add back:
Interest expense	56	90	253	558
Taxes	4	(13)	16	2
Depreciation	125	173	595	737
Amortization:
Patents	42	53	183	223
Stock compensation	71	89	336	415

Total amortization	113	142	519	638

Adjusted EBITDA	$217	$413	$1,611	$2,247

Adjusted EBITDA is an important liquidity measurement used by financial institutions to measure a company’s capability to fund operations. Adjusted EBITDA is also used by our management to measure our performance in achieving necessary cost reductions. The decrease in adjusted EBITDA largely resulted from decreased net income and increased operating expenses associated with our growth programs.

We believe we have established a cost structure that is capable of generating significant positive Adjusted EBITDA at current sales levels. This in fact occurred for past two fiscal years in which we generated $1.6 million and $2.2 million, respectively. We believe maintaining a cost structure that is designed to generate positive Adjusted EBITDA at sales levels below what we expect is our primary method of assuring near-term liquidity.

Liquidity

Summary

Liquidity at August 31, 2011 consisted primarily of $0.7 million of cash and our revolving line of credit facility which had a loan availability of $3.3 million determined in accordance with our borrowing base, which consists of eligible accounts receivable and inventory.

Our primary long-range strategy for providing liquidity is to manage our costs in relation to our projected sales levels (see section above entitled “Impact of Economic Conditions and Our Response”) and to generate positive Adjusted EBITDA as shown in the table above. We believe our current cost structure is capable of generating positive Adjusted EBITDA absent further material changes in revenue or expenses. In addition, because we have an outsourced supply chain and have retained significant resources to seek additional sales, we believe we are capable of significantly increasing sales without incurring significant additional fixed expenses.

Operating Cash Flow Elements

Net cash provided from our operating activities in the current year was $0.5 million, compared to $1.2 million in fiscal 2010 and $4.2 million in fiscal 2009. We have experienced a trend of positive operating cash flow for many years. We accelerated this in fiscal 2009 as we aggressively reduced working capital to generate liquidity in response to the recession. In that year, we reduced working capital by $3.7 million as receivables decreased in line with lower sales and we aggressively reduced inventory. While we had success in doing this in periods of declining sales, this is not likely to be a significant future source of funds, since we do not expect any significant decreases in sales. In fact, in recent periods we have increased sales requiring additional working capital. In fiscal 2011 and 2010, the situation was much different as we benefited from an increase in sales, reduced costs and much improved profitability, but we were required to increase working capital to support increased sales.

We consider there to be two key elements to operating cash flow — (1) net income adjusted for non-cash items and (2) working capital changes. To review operating cash flow, we will treat these separately.

Net income adjusted for non-cash items

In the long run, our primary source of cash is net income adjusted for non-cash items such as depreciation and amortization. See table below for details of net income adjusted for non-cash items. Due to increased sales and lower costs, our net income adjusted for non-cash items is a positive $2.1 million in fiscal 2011, compared to $2.7 million in fiscal 2010 and only $0.6 million in fiscal 2009. This improvement over fiscal 2009 resulted from expense reductions in our business model to generate increased net income and positive Adjusted EBITDA at current sales levels, as discussed in the section above entitled “Impact of Economic Conditions and Our Response”). The decrease in net income adjusted for non-cash income in fiscal 2011 compared to fiscal 2010 is largely a result of our increased investment in activities intended to generate sales growth.

The following table displays, for the years ended August 31, the calculation of net income adjusted for non-cash items (in thousands):

	2011	2010	2009
Net income (loss) from continuing operations	$228	$312	$(3,295)
Net loss from discontinued operations	—	—	(157)
Non-cash items included in net income (loss):
Depreciation and amortization	778	960	1,251
Amortization of intangible assets	—	—	121
Goodwill and intangible impairment - continuing operations	—	—	1,583
Deferrred income tax	—	—	(111)
Charge for inventory obsolesence and fixed asset impairment	698	967	720
Provision for trade receivable allowance - net	100	26	(28)
Stock-based compensation	336	415	444
Loss (gain) on disposal of property and equipment	(1)	38	(65)
Noncash items included in net loss from discontinued operations	—	—	92

Net income (loss) adjusted for non-cash items	$2,139	$2,718	$555

Thus we believe we have generated a substantial amount of operating cash flow through net income adjusted for non-cash transactions in fiscal 2011 and 2010.

Working Capital Changes

The trends for working capital changes as they appear on our statement of cash flows show an opposite trend to net income adjusted for non-cash transactions. In fiscal 2011 and fiscal 2010, we utilized $1.6 million and $1.5 million, respectively for increased working capital. In fiscal 2009, we generated $3.7 million from liquidating working capital. In fiscal 2009 we were able to liquidate working capital because there was a very rapid decrease in sales that resulted in lower receivables, and we decreased inventory in line with that, although we also had to pay down our accounts payable. In fiscal 2011 and fiscal 2010 the situation was generally the opposite, sales generally increased and we needed to support that with increased receivables and inventory.

Accounts receivable increased $0.5 million in fiscal 2010, in line with increased sales. Accounts receivable increased $0.4 million in fiscal 2011, despite slightly decreased sales. In the current year, much of this increase resulted from the pattern of sales within the quarter, in which much of the quarter’s sales were shipped in the last two months, which resulted in an increase in ending receivables. In addition, in the current year we experienced one sizable account that was slow paying, for which we increased our allowance for trade receivables by $70,000. This was very unusual for us, as our days-sales-outstanding (our primary receivables metric) remains in the mid-fifties, which is where it has been for some time and we have no other significantly slow-paying accounts. We maintain credit insurance on most of our receivables.

The largest use of cash to finance an increase in working capital in the current year was an increase in inventory, for which $1.3 million of cash was utilized, compared to $1.0 million in the prior year. There are three reasons for the increased inventory in the current year. First we have launched several new products in recent years and we are stocking some additional finished goods inventory to support anticipated sales for these products. Second, we have experienced longer lead times from our contract manufacturers and raw materials suppliers, so we have had to increase inventory to maintain customer service levels. It is our practice to keep our inventories at the minimum levels consistent with providing excellent customer service. Third, the production issues encountered by our Virtual Wire® product line resulted in our consuming less raw materials than we had planned. We plan to work down the inventory levels that are higher than we desire for the long term, but we may continue to increase inventory in moderate amounts to support new products and meet specific customer service requirements.

Net Operating Cash Flow

Net Operating Cash Flow can be attributed to the aforementioned elements as follows:

Fiscal Year	FY2011	FY2010	FY2009
Net Income adjusted for non-cash items (in thousands)	$2,139	$2,718	$555
New Working Capital Requirements (in thousands)	($1,641)	($1,547)	$3,690
Net Operating Cash Flow (in thousands)	$498	$1,171	$4,245

In all three years we generated positive operating cash flow, but the pattern as to how this was accomplished is very different in fiscal 2011 and fiscal 2010 compared to fiscal 2009.

In the current quarter, operating cash flow was a positive $0.8 million, consisting of $0.4 million in net income adjusted for non-cash items and $0.4 million generated from reduced working capital requirements. Included in working capital items was a $0.6 million increase in accounts payable. This unusual occurrence was primarily due to the timing effect of the year ending on the day before our scheduled payment cycle. We expect accounts payable to return to normal levels in future periods. We remain current to normal terms with our suppliers.

A major factor in whether or not operating cash flow is positive or negative in a given period is the effect of working capital items, which is normally a favorable factor when sales are decreasing as we liquidate working capital, while this is a negative factor when sales are increasing as we need to support growing sales with increased working capital. Going forward, we would expect to return to a generally positive operating cash flow during periods when working capital requirements are approximately neutral or better. However, operating cash flow may be negative in periods when sales are increasing significantly.

Other Cash Flow Items

Cash used in investing activities was $0.1 million in the current year, compared to $0.2 million for the prior year and zero for fiscal 2009. The primary investment was for capital spending. Capital spending under our fabless business model has remained low and we expect to acquire only up to $0.7 million of capital equipment in fiscal 2012. We do expect capital spending to increase somewhat, as we improve our supply chain to address the production issues we faced in fiscal 2011.

Net cash used in financing activities was $0.4 million in the current year compared to $1.0 million in the prior year and $4.9 million in fiscal 2009. In all three years, the primary use of cash was to pay down bank debt and acquisition-related liabilities. In fiscal 2011, we paid down a net $0.5 million of these liabilities, compared to $1.6 million in fiscal 2010 and $4.9 million in fiscal 2009. We generated $0.1 million in proceeds from the sale of common stock in fiscal 2011, compared to $0.7 million in fiscal 2010.

While we reported positive operating cash flows in recent years, a reduction in sales or gross margins or changes in working capital could occur due to economic or other factors. We believe that cash generated from operations, our cash balances and the amounts available under our banking agreement will be sufficient to meet our cash requirements for fiscal 2012. If for any reason these sources of funds are not sufficient to meet our requirements, we may be required to raise additional funds. We cannot guarantee that we would be able to obtain additional financing. Should that happen, there could be a material adverse impact on our business, financial condition and results of operations.

Forward-Looking Statements

Except for the historical information, this report contains numerous forward-looking statements that involve risks and uncertainties. These statements are made pursuant to the Safe Harbor Provision of the Private Securities Litigation Reform Act of 1995. Statements of our plans, objectives, expectations and intentions involve risks and uncertainties. Statements containing terms such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “may”, “plan”, “should”, or similar terms are considered to contain uncertainty and are forward-looking statements. We believe that these statements are based on reasonable assumptions and our expectations at the time. Our actual results may differ materially from the statements and assumptions discussed in this report. However, these statements involve uncertainties and are completely qualified by reference to several important factors. Factors that could cause or contribute to such differences include, but are not limited to: those discussed in the sections entitled Business, Risk Factors, Legal Proceedings, Selected Financial Data and Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report.

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

Our management assessed the effectiveness of our internal controls over financial reporting as of August 31, 2011, utilizing the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management believes that as of August 31, 2011, our internal controls over financial reporting are effective.

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

The information required by this item is found under the sections entitled (a) Compensation Discussion and Analysis, (b) Summary Compensation Table, (c) Equity-Based Compensation and (d) Potential Payments Upon Termination or a Change of Control in the definitive proxy statement to be filed with the Commission for our next annual meeting of stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is found in Item 5 of this Report and under the sections entitled (a) Equity-Based Compensation and (b) Security Ownership of Certain Beneficial Owners and Management in the definitive proxy statement to be filed with the Commission for our next annual meeting of stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is found under the section entitled The Board of Directors in the definitive proxy statement to be filed with the Commission for our next annual meeting of stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is found under the section entitled Proposal No. 3 - Ratification of Independent Registered Public Accounting Firm Selection in the definitive proxy statement to be filed with the Commission for our next annual meeting of stockholders.

PART IV.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1.	Financial Statements. Financial statements are attached as Appendix A to this report. The index to the financial statements is found on page F-1 of Appendix A.

(a) 2.	Financial Statement Schedules. All schedules are omitted since the required information is not present or is not present in amounts sufficient to require a submission of the schedules, or because the information required is included in the financial statements and notes thereto.

(a) 3.	Exhibits. See Exhibit Index in part (b) below.

(b)	Exhibit Index

Exhibits	Previously Filed*	As Exhibit	Description

2.1	Form 8-K (filed 8/28/06)	2.1	Agreement and Plan of Merger dated as of August 24, 2006 by and among the Registrant, CI Acquisition, Inc., Cirronet Inc. and certain other parties thereto

2.2	Form 8-K (filed 8/28/06)	2.2	Agreement and Plan of Merger dated as of August 24, 2006 by and among the Registrant, Aleier Inc., Caver-Morehead Systems, Inc. and the shareholders of Caver-Morehead Systems, Inc.

2.3	Form 8-K (filed 8/28/06)	10.1	Form of Voting and Option Agreement dated as of August 24, 2006 between the Registrant and certain shareholders of Cirronet Inc.

3.1	Form 10-K (Year ended 8/31/94)	3.1	Restated Certificate of Incorporation

3.2	Form 10-K (Year ended 8/31/94)	3.2	Bylaws

4.1			Reference is made to Exhibits 3.1 and 3.2

Exhibits	Previously Filed*	As Exhibit	Description

4.2	Form 8-K (filed 12/29/94)	4.3	Rights Agreement dated as of 12/20/94

4.3	Form 8-K (filed 8/19/96)	4.4	First Amendment to Rights Agreement dated 8/14/96

4.4	Form 10-Q (Quarter ended 11/30/00) (filed 1/16/01)	4.5	Second Amendment to Rights Agreement dated 12/11/00

4.5	Form 8-A/A (Amendment No. 2) (filed 12/17/04)	4.6	Third Amendment to Rights Agreement between Registrant and Equiserve Trust Company, National Association, successor to Fleet National

4.6	Form 10-K (Year ended 8/31/05) (filed 11/17/05)	4.9	Specimen Stock Certificate

4.7	Form 8-K (filed 11/12/09)	4.1	Fourth Amendment to Rights Agreement between Registrant and Computershare Trust Company, N.A. (formerly known as EquiServe Trust Company, N.A.)

10.1	Form 10-Q (2001) (Quarter ended 5/31/01) (filed 7/13/01)	10.51	Manufacturing Agreement between Registrant and Automated Technology (Phil.) Inc. Electronics Corporation dated 2/22/01

10.2	Form 10-K (Year ended 8/31/01) (filed 11/29/01)	10.59	Amendment 1 to Manufacturing Agreement between Registrant and Automated Technology (Phil.) Inc. Electronics Corporation dated 7/19/01

10.3	Form 10-K (Year ended 8/31/02) (filed 11/21/02)	10.72	Product Agreement between Registrant and Tai-Saw Technology Co., LTD dated 9/1/002

10.4	Form 10-K (Year ended 8/31/04) (filed 11/18/04)	10.96	Amended and Restated Manufacturing and Technical Support Agreement between Registrant and Morioka Seiko Instruments, Inc. dated 6/11/04

10.5	Form 8-K (filed 10/27/05)	10.99	Omnibus Cash Incentive Plan of 2005

10.6	Form 8-K (filed 10/27/05)	10.100	Management Incentive Plan of 2005

10.7	Form 10-K (filed 11/17/05)	10.22	Form of 1997 Equity Incentive Plan Notice of Grant of Stock Options and Grant Agreement

Exhibits	Previously Filed*	As Exhibit	Description

10.8	Form 10-K (filed 11/17/05)	10.23	1999 Equity Incentive Plan, as amended

10.9	Form 8-K (filed 11/22/05	10.26	Executive Sales Incentive Plan of 2005

10.10	Form 8-K (filed 12/19/05	10.27	Form of 1997 Equity Incentive Plan Restricted Stock Unit Award

10.11	Form 8-K (filed 1/23/06)	99.1	Employee Stock Purchase Plan as Amended

10.12	Form 8-K (filed 1/23/06)	99.2	1997 Equity Incentive Plan as Amended

10.13	Form 10-K (filed 11/20/06)	10.33	Form of Lock-Up Agreement for the stock of Registrant and Executive Shareholders of Cirronet Inc.

10.14	Form 10-K (filed 11/20/06)	10.34	Form of Lock-Up Agreement for the stock of Registrant and Non-executive Shareholders of Cirronet Inc.

10.15	Form 8-K (filed 1/22/07)	99.1	2006 Equity Incentive Plan

10.16	Form 10-Q (Quarter ended 5/31/07) (filed 7/13/07)	10.4	Omnibus Incentive Plan of 2007

10.17	Form 10-Q (Quarter ended 5/31/07) (filed 7/13/07)	10.5	Management Incentive Plan of 2007

10.18	Form 10-K (filed 11/29/07)	10.30	Manufacturing Agreement between Registrant and Tai-Saw Technology Co., LTD dated August 31, 2007

10.19	Form 10-K (filed 11/24/08)	10.29	Form of Indemnity Agreement entered into by the Registrant and each of its officers and directors

10.20	Form 10-K (filed 11/24/08)	10.31	Form of Amended and Restated Change in Control Agreement for certain officers.

10.21	Form 10-Q (Quarter ended 2/28/09) (filed 4/14/09)	10.34	Non-Employee Director Stock Purchase Plan.

Exhibits	Previously Filed*	As Exhibit	Description

10.22	Form 10-Q (Quarter ended 2/28/09) (filed 4/14/09)	10.35	Long Range Incentive Plan of 2009.

10.23	Form 10-Q (Quarter ended 2/28/09) (filed 4/14/09)	10.36	Form of 2006 Equity Incentive Plan Restricted Stock Unit Award Letter.

10.24	Form 10-Q (Quarter ended 5/31/09) (filed 7/15/09)	10.38	Commercial Loan Agreement (Commercial – Single Advance) between Registrant and Viewpoint Bank dated April 13, 2009.

10.25	Form 10-Q (Quarter ended 5/31/09) (filed 7/15/09)	10.39	Promissory Note (Commercial – Single Advance) made by Registrant payable to Viewpoint Bank dated April 13, 2009.

10.26	Form 10-Q (Quarter ended 11/30/09) (filed 1/13/10)	10.40	Commercial Loan and Security Agreement (Revolving Draw Loan) between Registrant and Viewpoint Bank dated November 30, 2009.

10.27	Form 10-Q (Quarter ended 11/30/09) (filed 1/13/10)	10.41	Promissory Note (Commercial - Revolving Draw) agreement made by Registrant payable to Viewpoint Bank dated November 30, 2009.

10.28	Form 10-Q (Quarter ended 2/28/10) (filed 4/13/10)	10.42	Manufacturing Agreement between Registrant and Tai-Saw Technology Co., LTD dated February 15, 2010.

10.29	Form 10-K (filed 11/22/10)	10.35	Modification Agreement dated August 6, 2010 to Promissory Note (Commercial-Revolving Draw) between Registrant and Viewpoint Bank dated November 30, 2009.

10.30	Form 8-K (filed 8/24/10)	99.1	Stock Purchase Agreement between Registrant and Murata Electronics North America, Inc. dated August 23, 2010.

10.31	Form 10-Q (Quarter ended 11/30/10) (filed 1/14/11)	10.37	Second amendment dated September 30, 2010 to Lease Agreement between Registrant and Duke Secured Financing 2006, LLC dated May 31, 2005.

10.32	Form 10-Q (Quarter ended 11/30/10) (filed 1/14/11)	10.38	Second Modification Agreement dated November 30, 2010 to Promissory Note (Commercial-Revolving Draw) between Registrant and Viewpoint Bank dated November 30, 2009.

10.33			Form of 1999 Equity Incentive Plan Notice of Grant of Stock Options and Grant Agreement.

Exhibits	Previously Filed*	As Exhibit	Description

10.34			Form of 2006 Equity Incentive Plan Notice of Grant of Stock Options and Grant Agreement.

23.1			Consent of McGladrey & Pullen LLP, Independent Registered Public Accounting Firm

24.1			Power of Attorney**

31.1			Certification Pursuant to Section 302 of Sarbanes - Oxley Act of 2002 for CEO

31.2			Certification Pursuant to Section 302 of Sarbanes - Oxley Act of 2002 for CFO

32.1			Certification Pursuant to Section 906 of Sarbanes - Oxley Act of 2002 for CEO

32.2			Certification Pursuant to Section 906 of Sarbanes - Oxley Act of 2002 for CFO

*	Incorporated herein by reference.
**	Filed on the signature page of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, RF Monolithics, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 21st day of November, 2011.

RF MONOLITHICS, INC.

By:	/s/ FARLIN A. HALSEY
Farlin A. Halsey
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Morton PLLC and Farlin A. Halsey, respectively, his attorneys-in-fact for him in any and all capacities, to sign any amendments to this report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that the said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of RF Monolithics, Inc. and in the capacities indicated on the 21st day of November, 2011.

/s/ FARLIN A. HALSEY	/s/ WILLIAM L. EVERSOLE
Farlin A. Halsey	William L. Eversole
CEO, President & Director	Chairman

/s/ HARLEY E BARNES III	/s/ RICK L. HERRMAN
Harley E Barnes III	Rick L. Herrman
CFO	Director

/s/ JONATHAN W. LADD
Jonathan W. Ladd
Director

APPENDIX A

FINANCIAL STATEMENTS

RF MONOLITHICS, INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS -

ITEM 8 OF FORM 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of RF Monolithics, Inc.:

We have audited the accompanying consolidated balance sheets of RF Monolithics, Inc. and Subsidiaries as of August 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended August 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RF Monolithics, Inc. and Subsidiaries as of August 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ MCGLADREY & PULLEN, LLP

Dallas, Texas

November 21, 2011

RF MONOLITHICS, INC.

CONSOLIDATED BALANCE SHEETS

AUGUST 31, 2011 AND 2010

(In Thousands, except par value)

	2011	2010
ASSETS
CURRENT ASSETS:
Cash	$700	$631
Trade receivables - net	5,526	5,269
Inventories - net	5,594	5,011
Prepaid expenses and other	326	322

Total current assets	12,146	11,233

PROPERTY AND EQUIPMENT - Net	1,138	1,671
GOODWILL	556	556
INTANGIBLES - Net	369	369
OTHER ASSETS - Net	205	381

TOTAL	$14,414	$14,210

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long term debt	$60	$60
Capital lease obligations - current portion	16	20
Accounts payable - trade	2,852	2,508
Accrued expenses and other current liabilities	1,043	1,386

Total current liabilities	3,971	3,974

LONG-TERM DEBT - Less current portion:
Long term debt	2,400	2,860
Capital lease obligations	19	35

Total long-term debt	2,419	2,895

DEFERRED TAX LIABILITIES - Net	125	125

Total liabilities	6,515	6,994

STOCKHOLDERS’ EQUITY:
Common stock: $.001 par value, 20,000 shares authorized; 10,939 and 10,726 shares issued in 2011 and 2010, respectively	11	11
Additional paid-in capital	51,963	51,649
Common stock warrants	—	86
Treasury stock at cost, 0 and 36 common shares	—	(227)
Accumulated deficit	(44,075)	(44,303)

Total stockholders’ equity	7,899	7,216

TOTAL	$14,414	$14,210

See notes to consolidated financial statements.

RF MONOLITHICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED AUGUST 31, 2011, 2010, AND 2009

(In Thousands, except per-share amounts)

	2011	2010	2009
SALES	$32,475	$33,620	$31,984
COST OF SALES	21,478	22,350	20,362

GROSS PROFIT	10,997	11,270	11,622

OPERATING EXPENSES:
Research and development	3,276	3,241	3,961
Sales and marketing	4,789	4,820	5,116
General and administrative	2,480	2,289	3,265
Restructuring and fixed asset impairment	—	—	444
Impairment - intangibles	—	—	1,583

Total	10,545	10,350	14,369

INCOME (LOSS) FROM OPERATIONS	452	920	(2,747)
OTHER INCOME (EXPENSE):
Interest income	—	—	1
Interest expense	(253)	(558)	(625)
Other	45	(48)	(23)

Total	(208)	(606)	(647)

INCOME (LOSS) BEFORE INCOME TAXES	244	314	(3,394)
Income tax expense (benefit)	16	2	(99)

INCOME (LOSS) FROM CONTINUING OPERATIONS	228	312	(3,295)
LOSS FROM DISCONTINUED OPERATIONS	—	—	(157)

NET INCOME (LOSS)	$228	$312	$(3,452)

EARNINGS (LOSS) PER SHARE:
Basic from continuing operations	$0.02	$0.03	$(0.33)
Basic from discontinued operations	0.00	0.00	(0.02)

Basic	$0.02	$0.03	$(0.35)

Diluted from continuing operations	$0.02	$0.03	$(0.33)
Diluted from discontinued operations	0.00	0.00	(0.02)

Diluted	$0.02	$0.03	$(0.35)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	10,846	10,172	9,934

Diluted	11,323	10,465	9,934

See notes to consolidated financial statements.

RF MONOLITHICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

YEARS ENDED AUGUST 31, 2011, 2010, AND 2009

(In Thousands)

			Additional Paid-in Capital
	Common Stock			Stock Warrrants		Treasury Stock	Accumulated Deficit
	Shares	Amount		Shares	Amount			Total
BALANCE, SEPTEMBER 1, 2008	9,812	$10	$50,050	30	$86	$(227)	$(41,163)	$8,756

Common stock issuances:
Purchased stock	36	—	22	—	—	—	—	22
Restricted stock units issued	102	—	(13)	—	—	—	—	(13)
Employee Stock Purchase Plan	68	—	29	—	—	—	—	29
Amortization of stock compensation	—	—	443	—	—	—	—	443
Net loss	—	—	—	—	—	—	(3,452)	(3,452)

BALANCE, AUGUST 31, 2009	10,018	10	50,531	30	86	(227)	(44,615)	5,785

Common stock issuances:
Purchased stock	535	1	699	—	—	—	—	700
Restricted stock units issued	148	—	(21)	—	—	—	—	(21)
Employee Stock Purchase Plan	25	—	25	—	—	—	—	25
Amortization of stock compensation	—	—	415	—	—	—	—	415
Net income	—	—	—	—	—	—	312	312

BALANCE, AUGUST 31, 2010	10,726	11	51,649	30	86	(227)	(44,303)	7,216

Retired and cancelled treasury stock	(36)	—	(227)	—	—	227	—	—
Expired stock warrants	—	—	86	(30)	(86)	—	—	—
Common stock issuances:
Restricted stock units issued	116	—	(52)	—	—	—	—	(52)
Stock options exercised	102	—	137	—	—	—	—	137
Employee Stock Purchase Plan	31	—	34	—	—	—	—	34
Amortization of stock compensation	—	—	336	—	—	—	—	336
Net income	—	—	—	—	—	—	228	228

BALANCE, AUGUST 31, 2011	10,939	$11	$51,963	—	$—	$—	$(44,075)	$7,899

See notes to consolidated financial statements.

RF MONOLITHICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED AUGUST 31, 2011, 2010, AND 2009

(In Thousands)

	2011	2010	2009
OPERATING ACTIVITIES:
Net income (loss) from continuing operations	$228	$312	$(3,295)
Net loss from discontinued operations	—	—	(157)

Noncash items included in net income (loss):
Depreciation and amortization	778	960	1,251
Amortization of intangible assets	—	—	121
Goodwill and intangible impairment	—	—	1,583
Deferrred income tax	—	—	(111)
Charge for inventory obsolesence	698	967	720
Provision for trade receivable allowance	100	26	(28)
Stock-based compensation	336	415	444
Loss (gain) on disposal of property and equipment	(1)	38	(65)
Noncash items included in net loss from discontinued operations	—	—	92

Changes in operating assets and liabilities:
Trade receivables	(357)	(547)	3,808
Inventories	(1,281)	(963)	3,804
Prepaid expenses and other	(4)	(7)	(46)
Accounts payable - trade	344	339	(3,276)
Accrued expenses and other liabilities	(343)	(369)	(600)

Net cash provided by operating activities	498	1,171	4,245

INVESTING ACTIVITIES:
Acquisition of property and equipment	(67)	(241)	(98)
Proceeds from disposition of property and equipment	6	18	102
Change in other assets	(7)	41	(4)

Net cash used in investing activities	(68)	(182)	—

FINANCING ACTIVITIES:
Net repayments on bank revolver note	(400)	(1,546)	(4,117)
Repayments of notes payable	—	—	(1,667)
Borrowings on mortgage note	—	—	900
Repayments of mortgage note	(60)	(60)	(20)
Repayments of capital lease and other	(20)	(41)	(48)
Proceeds from common stock issued - net of tax payments	119	704	38

Net cash used in financing activities	(361)	(943)	(4,914)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	69	46	(669)

CASH AND CASH EQUIVALENTS:
Beginning of year	631	585	1,254

End of year	$700	$631	$585

SUPPLEMENTAL INFORMATION:
Interest paid	$201	$325	$460
Income taxes paid	$12	$16	$24
Cost of fully depreciated assets disposed of	$80	$7,088	$4,837

See notes to consolidated financial statements.

RF MONOLITHICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED AUGUST 31, 2011, 2010 AND 2009

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

Estimates and Assumptions that we believe are reasonable based upon the information available are made as required. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the periods presented. We have listed below our most significant accounting policies and estimates which we think help in fully understanding and evaluating our reported financial results. Please keep the following policies and estimates in mind when reading the accompanying financial statements and related footnotes.

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

In recent years, we have written off significant amounts of inventory. In the current year, we provided $698,000 in inventory loss provisions. In the prior fiscal year, we provided a total of $967,000 in inventory loss provisions. In fiscal year 2009, we provided a total of $720,000 in inventory loss provisions.

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

We provide a reserve for product warranty claims, but historically our warranty cost and related reserve has been insignificant and not material.

Property and Equipment are stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the following estimated useful lives:

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

Topic 350 requires a two-step goodwill impairment test whereby the first step, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount including goodwill. The fair value of each reporting unit is estimated using a discounted cash flow methodology. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, the useful life over which cash flows will occur, and determination of our weighted cost of capital. If the fair value of a reporting unit is below its carrying amount, goodwill of the reporting unit is considered impaired and the second test is performed. The second step of the impairment test is performed when required and compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment is recognized in an amount equal to that excess. Goodwill and trademark have indefinite lives and thus are not subject to amortization, but are subject to impairment testing and adjustment. Testing at the end of fiscal 2011 resulted in no impairment and thus no adjustments were recorded. All of our recorded Goodwill for the periods presented in this report relate to our Wireless Solutions segment.

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

Earnings per Share is computed by dividing our net earnings (loss) by the weighted average number of outstanding common shares during the period. Our diluted earnings per share is computed by dividing our net earnings (loss) by the weighted average number of outstanding common and potentially dilutive shares. Potentially dilutive shares are derived from outstanding stock options and warrants that have an exercise price less than the weighted average market price of our common stock. All RSUs were considered dilutive. Any options and warrants with an exercise price greater than the weighted average market price of our common stock are considered antidilutive and are excluded from the computation of diluted earnings per share. In a period of net loss, all outstanding options and warrants are considered antidilutive. The number of common stock options and warrants considered antidilutive and thus excluded from the diluted earnings or loss per share computation at August 31, 2011, 2010 and 2009 was 428,667 and 1,008,665 and 1,305,204, respectively.

Stock-Based Compensation - In compliance with ASC topic 718 “Compensation – Stock Compensation”, we recorded stock-based compensation expense in fiscal years 2011, 2010 and 2009 related to options and restricted stock units, or RSUs, for employees and directors and for our Employee Stock Purchase Plan, or ESPP. The fair value of stock options granted and favorable pricing of our stock offered under the ESPP is determined using the Black-Scholes model. The fair value of any RSUs granted is based on the market value of our shares included in the RSU on the date of grant. Compensation expense for options and RSUs granted is recognized over the vesting life of the grants.

2. TRADE RECEIVABLES

Trade receivables consist of the following (in thousands):

	2011	2010
Receivables	$5,838	$5,307
Other receivables	53	240
Allowance for trade receivables	(365)	(278)

Total	$5,526	$5,269

Allowance activity is as follows (in thousands):

	2011	2010
Beginning balance	$278	$275
Provision for trade receivables	100	26
Write-offs - net	(13)	(23)

Ending balance	$365	$278

3. INVENTORIES

Inventories consist of the following (in thousands):

	2011	2010
Raw materials	$3,537	$2,458
Work in process	64	287
Finished goods	4,581	4,420

Total gross inventories	8,182	7,165
Less inventory reserves	(2,588)	(2,154)

Total inventories - net	$5,594	$5,011

Reserve activity is as follows (in thousands):

	2011	2010
Beginning balance	$2,154	$2,598
Disposals	(264)	(1,411)
Provision for inventory disposals	698	967

Ending balance	$2,588	$2,154

4. PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	2011	2010
Land and improvements	$426	$426
Building and improvements	1,998	1,998
Machinery and equipment	4,962	4,989
Construction in progress	3	3
Leasehold improvements	30	30
Computer software	1,783	1,779
Office furniture	329	329

Total	9,531	9,554
Less accumulated depreciation	(8,393)	(7,883)

Property and equipment - net	$1,138	$1,671

Construction in progress includes computer equipment not yet placed in service.

Depreciation expense was $595 for fiscal year 2011 and $737 for fiscal year 2010.

5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	2011	2010
Accrued payroll and compensation, including accrued medical benefits	$651	$624
Customer advances	—	289
Other accrued expenses	392	473

Total	$1,043	$1,386

6. CREDIT FACILITIES

Our bank debt at August 31 consisted of the following (in thousands):

	2011	2010
Bank revolving line-of-credit	$1,700	$2,100
Mortgage note	760	820

Total	2,460	2,920
Less: Current portion	60	60

Long-term portion	$2,400	$2,860

Effective November 30, 2010, our $5 million senior secured credit facility (revolving line-of-credit) agreement with ViewPoint Bank was renewed. Advances under the renewed senior credit facility are based on eighty percent of eligible accounts receivable and fifty percent of eligible finished goods inventory, not more than $1 million of which may be finished goods inventory. At August 31, 2011, our revolving line-of-credit facility had unused availability of $3.3 million determined in accordance with our borrowing base. This senior credit facility has a term of two years and includes quarterly financial covenants that consist of: i) a current ratio of at least 1.0 and ii) a minimum net worth of $5.5 million and certain other non-financial covenants. Substantially all our assets secure payment.

The interest rate on line-of-credit borrowings under our senior credit facility is the higher of the Wall Street Journal Prime Rate plus 2% or the floor rate of 7%. The interest rate on borrowings was at 7% on August 31, 2011.

In April 2009, we entered into a commercial loan agreement with ViewPoint secured by our headquarters facility in Dallas, Texas. The loan was originally for $900,000 and calls for monthly payments of $5,000 plus accrued interest. The interest rate for the commercial loan is the higher of the Wall Street Journal Prime Rate plus 1% or the floor rate of 6.5%. The interest rate on this borrowing was 6.5% on August 31, 2011. The commercial loan agreement provides for 59 monthly payments of $5,000 each with the 60th payment being the balance of the debt.

Scheduled installment payments and expected repayments are as follows (in thousands):

Fiscal year ending August 31:
2012	$60
2013	1,760
2014	640

Total payments on credit facilities	$2,460

7. LEASES AND CONTINGENCIES

Leases - We have entered into non-cancelable capital and operating lease agreements for some of our facilities and certain equipment. Rent expense under the operating leases in fiscal years 2011, 2010, and 2009 was $232,000, $261,000, and $278,000, respectively. Our Duluth, Georgia facility is leased through February 2015. Minimum future rental commitments under the capital and operating leases at August 31, 2011 are as follows (in thousands):

	Capital Lease Obligations	Operating Leases
Fiscal year ending August 31:
2012	$21	$177
2013	16	186
2014	—	177
2015	—	89

Total minimum payments	37	$629

Less amount representing interest	(2)

Total	35
Less current portion	(16)

Long-term portion	$19

Purchase commitments – We have contractual relationships with several manufacturers to produce our products. The agreements with these manufacturers call for us to make certain purchase commitments and we have entered into long-term supply agreements with some of them. The total amount of the purchase commitments as of August 31, 2011 was approximately $4.9 million, $3.8 million and $0.7 million for fiscal years 2012, 2013 and 2014, respectively.

Litigation – We are involved in routine litigation from time to time incidental to the conduct of our business. Such litigation is not expected to have a material effect on our financial position, results of operations or cash flows.

8. CAPITAL STOCK

Preferred Stock - Preferred stock of 5,000,000 shares with $.001 par value is authorized; none was issued or outstanding at August 31, 2011 and 2010. Rights, preferences and other terms of the preferred stock will be determined by the Board of Directors at the time of issuance.

Warrants - As of August 31, 2011, there were no outstanding warrants. Previous warrants to purchase 30,000 shares of our common stock at an exercise price of $5.00 per share expired in December 2010.

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

9. STOCK-BASED COMPENSATION PLANS

In compliance with ASC topic 718 “Stock Compensation”, we recorded stock-based compensation expense for the years ended August 31, 2011, 2010 and 2009 related to options for employees and directors and our Employee Stock Purchase Plan, or ESPP. The fair value of stock options granted and favorable pricing of our stock offered under the ESPP is determined using the Black-Scholes model.

Our stock compensation program includes the granting of both stock options and restricted stock units, or RSUs. The fair value of any stock option grant is derived from a Black-Scholes model on the date of the grant. The value is recognized as compensation expense over the vesting period. The fair value of any RSU grant is based on the market value of our shares included in the RSU on the date of grant and is recognized as compensation expense over the vesting period.

The following table illustrates the stock compensation expense recognized in our fiscal years 2011, 2010 and 2009. Compensation expense recognized in thousands was:

	Years Ended August 31,
	2011	2010	2009
Stock Compensation Expense:
Stock options for employees and directors	$—	$1	$35
Employee Stock Purchase Plan	6	4	9
Restricted Stock Units	330	410	399

Totals	$336	$415	$443

Our stock compensation program is a broad-based, long-term retention program that is intended to attract and retain talented personnel and align stockholder and employee interests. We currently have four plans (2006 Plan, 2003 Plan, 1999 Plan, and 1997 Plan) under which we may grant or have granted stock options and/or RSUs to employees, directors and consultants. The 2006 Plan was approved by stockholders at our annual meeting on January 17, 2007, and replaces our 1997 Plan for future grants of options and RSUs. We assumed stock options (the “Assumed Cirronet Options”) granted by Cirronet Inc., which we acquired in September 2006. These options (referred to as the 2003 Plan) were assumed as fully vested. Granted options generally vest over four years. When stock options are exercised, new common stock is issued. The exercise price of each option generally equals the market price of our stock on the date of grant (or the next succeeding business day) and each option generally expires five to ten years after the date of grant. The RSUs generally vest at a rate of one-fourth at each anniversary of the grant date. The vested shares are issued to the grantee at each vesting date.

As of August 31, 2011, we had an aggregate of 2.5 million shares authorized for issuance under our two active equity plans. The equity plans provide for the issuance of common shares pursuant to stock option exercises, issuance of restricted stock grants and restricted stock units. As of August 31, 2011, there were an aggregate of 1.4 million grants outstanding under all the plans mentioned below and approximately 650,000 shares available for grant under the two active plans. Under the equity plans, stock options, restricted stock grants and restricted stock units can be issued to employees, non-employee directors and consultants.

The following table illustrates the stock compensation expense not yet recognized based upon outstanding options and RSUs at August 31, 2011 (in thousands):

Fiscal year ended August 31,	Stock Options	RSUs	Total
2012	$37	$217	$254
2013	38	85	123
2014	37	63	100
2015	38	14	52
Beyond	—	—	—

Totals	$150	$379	$529

Stock Options – There were 273,252 stock option grants in fiscal year 2011 and no stock option grants in fiscal years 2010 or 2009. The stock options granted in fiscal year 2011 were granted in the last month of the year; expense amortization of these options starts the first month of fiscal year 2012. The grant date fair value of the fiscal year 2011 grants was $0.55 per share. This was arrived at by using a Black-Scholes model with the following assumptions: 4.6 years expected life, .94% risk-free rate and 99.67% volatility. Options to purchase 447,610 shares of stock were cancelled in the current year due to employee terminations and option period expirations.

The summary of stock option activity for fiscal year 2011 follows:

	Fiscal year 2011
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($000)
Outstanding at September 1, 2010	978,665	$3.61
Granted	273,252	$1.04
Exercised	(102,388)	$1.34
Expired/forfeited	(447,610)	$3.79

Outstanding at August 31, 2011	701,919	$2.82	3.1	$0.0

Exercisable at August 31, 2011	428,667	$3.96	1.8	$0.0

Expected to vest after August 31, 2011	273,252	$1.04	5.1	$0.0

Cash received from options exercised in fiscal year 2011 was $137,200. The aggregate intrinsic value in the table above is calculated using the market price on August 31, 2011 of $1.00. The total intrinsic value of options exercised during fiscal year 2011 was $52,387. No options were exercised in fiscal years 2010 or 2009. Intrinsic values of nonqualified or disqualifying ISO options exercised will result in a deduction for tax purposes.

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

The following table summarizes information about stock options outstanding at August 31, 2011 for all four plans:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at August 31, 2011	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at August 31, 2011	Weighted- Average Exercise Price
$ 1.04 to $ 1.04	273,252	5.17 years	$1.04	0
$ 1.34 to $ 1.42	75,398	1.30 years	$1.36	75,398	$1.36
$ 1.88 to $ 2.90	102,092	1.39 years	$2.25	102,092	$2.25
$ 3.13 to $ 3.23	67,509	1.58 years	$3.18	67,509	$3.18
$ 4.15 to $ 5.46	48,120	1.27 years	$4.72	48,120	$4.72
$ 6.19 to $ 7.64	135,548	2.70 years	$6.82	135,548	$6.82

Totals	701,919			428,667

Restricted Stock Units - We grant RSUs under our 2006 and 1999 Equity Incentive Plans. Each RSU represents the right to receive a share of common stock and typically is subject to vesting requirements. Stock is issued to the grantee at each vesting date. The fair value of RSUs on the date of vesting in fiscal year 2011, 2010 and 2009 was approximately $213,000, $184,000 and $64,000, respectively. When the stock is issued at vesting, the employee may elect to have fewer shares issued, with the amount of the reduction used to cover the minimum income and social security tax withholding requirements under IRS rules. The reduction in shares issued to employees to cover these taxes were 35,661 shares in fiscal 2011, 17,387 shares in fiscal 2010 and 24,546 shares in fiscal 2009. The fair value of any RSUs granted is the market price of the common stock on the date of grant and is recognized as compensation expense over the vesting period. As of August 31, 2011, there was a total of approximately $379,000 of unrecognized compensation cost related to unvested RSUs. The total cost is expected to be recognized over a weighted-average period of 1.7 years.

The following table sets forth the status of our RSU compensation activity for fiscal years 2009, 2010 and 2011:

Nonvested Shares	Shares	Weighted- Average Grant- Date Fair Value
Nonvested at August 31, 2008	335,300	$3.73
Granted	628,000	$0.61
Vested and issued	(126,325)	$3.47
Forfeited or expired	(66,450)	$3.14

Nonvested at August 31, 2009	770,525	$1.28
Granted	170,000	$1.11
Vested and issued	(165,025)	$2.14
Forfeited or expired	(24,250)	$1.22

Nonvested at August 31, 2010	751,250	$1.05
Granted	245,537	$1.41
Vested and issued	(151,658)	$1.94
Forfeited or expired	(168,126)	$1.00

Nonvested at August 31, 2011	677,003	$1.00

Employee Stock Purchase Plan—In 1994, we adopted an employee stock purchase plan, or Purchase Plan. In connection with the adoption of the Purchase Plan, we have reserved a total of 1,025,000 shares of our common stock. Under the terms of the Purchase Plan, rights to purchase common stock may be granted to eligible employees at the discretion of the board of directors, subject to certain restrictions. The Purchase Plan enables our eligible employees, through payroll withholding, to purchase shares of common stock at 85% of the fair market value of the common stock at the purchase date. Purchases are made on a calendar quarter schedule. At August 31, 2011, there are 56,428 shares reserved for future purchase rights under this plan. A summary of the activity for the employee stock purchase plan is as follows. Over the last several years, there has been a reduction in proceeds from employee purchases partially as a result of a reduced number of employees.

		Purchase
	Shares	Proceeds
Purchases for fiscal years:
2009	67,797	$28,976
2010	25,398	24,506
2011	30,678	33,672

10. INTERNATIONAL SALES AND PRODUCT LINE SALES

International sales in foreign markets by fiscal year are as follows (dollar amounts in thousands):

	2011		2010		2009
		As a		As a		As a
		Percentage		Percentage		Percentage
		of Total		of Total		of Total
	Sales	Revenue	Sales	Revenue	Sales	Revenue
International sales:
Europe	$6,873	21.2%	$5,097	15.2%	$4,249	13.3%
Asia (primarily Taiwan)	12,756	39.3%	14,553	43.3%	11,168	34.9%
Other	991	3.0%	716	2.1%	602	1.9%

Total	$20,620	63.5%	$20,366	60.6%	$16,019	50.1%

There are no long-lived assets separately identified with international sales.

Total sales are shown below by product line (dollar amounts in thousands):

	Years Ended August 31,
	2011		2010		2009
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Product Sales:
Wireless Solutions Segment:
Radio products	$15,669	49%	$16,465	49%	$17,962	56%
Wireless Components Segment:
Filters	11,221	34	11,393	34	8,674	27
Frequency control modules	1,624	4	1,246	4	1,820	6
Low-power components	3,961	13	4,516	13	3,528	11

Subtotal	16,806	51	17,155	51	14,022	44

Total sales	$32,475	100%	$33,620	100%	$31,984	100%

11. SEGMENT INFORMATION

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

Information concerning the operations in these reportable segments is as follows (dollar amounts in thousands):

	Fiscal Years Ended August 31,
	2011	2010	2009
Net Sales:
Wireless Solutions Segment	$15,669	$16,465	$17,962
Wireless Components Segment	16,806	17,155	14,022

Total	$32,475	$33,620	$31,984
Gross Profit:
Wireless Solutions Segment	$6,142	$6,523	$7,451
Wireless Components Segment	4,855	4,747	4,171

Total	$10,997	$11,270	$11,622
Operating Expenses (Wireless Solutions Segment):
Impairment - goodwill and intangibles	—	—	1,583
Amortization of intangibles	—	—	121
Operating Expenses (unallocable to segments):
Research and development	3,276	3,241	3,895
Sales and marketing	4,789	4,820	5,061
General and administrative	2,480	2,289	3,265
Restructuring and impairment	—	—	444

Operating Profit (Loss) from Continuing Operations	$452	$920	$(2,747)

Gross Profit Percent to Sales:
Wireless Solutions Segment	39%	40%	41%
Wireless Components Segment	29%	28%	30%
Total	34%	34%	36%
Segment assets:
Wireless Solutions Segment	$7,306	$6,481	$6,582
Wireless Components Segment	4,750	4,747	4,160
Corporate and unallocated	2,358	2,982	3,714

Total	$14,414	$14,210	$14,456

12. CONCENTRATION RISKS

Major Customers

One customer represented 10% or more of either the total trade receivable balance at August 31, 2011 or the total sales for fiscal year 2011. This major customer represented 33.0% of the accounts receivable balance and 21.6% of total sales. Sales to this customer are recorded in our Wireless Components segment.

One customer represented 10% or more of either the total trade receivable balance at August 31, 2010 or the total sales for fiscal 2010. This major customer represented 21.7% of the accounts receivable balance and 18.1% of total sales. Sales to this customer are recorded in our Wireless Components segment.

Major Vendors

Two vendors represented 10% or more of either total trade payables at August 31, 2011 or total cost of sales for fiscal 2011. Both are manufacturing contractors. The largest vendor represented 40.0% of the trade payable balance and 48.2% of total cost of sales. The second vendor represented 24.3% of the trade payable balance and 16.4% of total cost of sales.

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

13. INCOME TAXES

The income tax expense (benefit) from continuing operations is shown below (in thousands):

	2011	2010	2009
Current - federal	$—	$—	$—
Current - state	16	2	12

	16	2	12
Deferred - federal	—	—	(111)

Total	$16	$2	$(99)

A reconciliation between income taxes computed at the federal statutory rate and income tax expense (benefit) from continuing operations is shown below (in thousands):

	2011	2010	2009
Income tax expense (benefit) computed at federal statutory rate	$83	$107	$(1,158)
State income tax expense, net of federal benefit	10	2	12
Expenses not deductible for tax purposes	8	6	9
Increase (decrease) in valuation allowance affecting the provision for income taxes	(20)	(126)	640
Changes in tax credits and other tax attributes	—	13	577
Other	(65)	—	(179)

Total income tax expense (benefit)	$16	$2	$(99)

The tax effects of significant items comprising our net deferred income taxes from continuing operations as of August 31, 2011 and 2010 are as follows (in thousands):

	2011	2010
Net operating losses	$8,309	$8,456
Accrued expense	1,545	2,423
Inventories	46	51
Tax credit carryforwards	89	90
Intangibles	817	177
Property and equipment	479	102

Total deferred tax assets	11,285	11,299

Prepaid expenses and other	(107)	(101)
Intangibles	(125)	(125)

Total deferred income tax liabilities	(232)	(226)

Net deferred tax assets	11,053	11,073
Less valuation allowance	(11,178)	(11,198)

Net deferred tax liability	$(125)	$(125)

As of August 31, 2011, we have income tax carryforwards of $24,437,063 and $88,696 related to net operating losses and tax credits, respectively, available to reduce future federal and state income tax liabilities. The net operating loss carryforwards begin to expire August 31, 2020. To the extent net operating loss carryforwards related to non-qualified stock option deductions are realized, they will have the resulting benefits of approximately $2 million credited to stockholders’ equity.

We record valuation allowances to reflect the estimated amount of deferred tax assets that may not be realized.

In compliance with ASC topic 740 “Accounting for Uncertainty in Income Taxes”, we have analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions.

We are not subject to U.S. federal income tax examinations for periods ending before August 31, 2006. The periods subject to examination for our state tax returns vary by state.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	2011	2010	2009
Balance of unrecognized tax benefits at September 1	$—	$—	$577
Reductions for prior year tax positions	—	—	(577)

Balance of unrecognized tax benefits at August 31	$—	$—	$—

14. EMPLOYEE BENEFIT PLAN

We have a profit sharing plan under Section 401(k) of the Internal Revenue Code, which covers substantially all employees. We may match employee contributions at a rate determined by the Board of Directors. Discretionary matching cash contributions of approximately $76,000 were made in fiscal year 2009. Because of economic conditions, the match of employee contributions was suspended on December 31, 2008.

15. RESTRUCTURING AND IMPAIRMENT

In December of 2008, we announced our plan to restructure the Company in response to an expected decline in sales related to overall economic conditions. Under this plan we reduced our workforce by approximately 36% through terminations and attrition and incurred approximately $458,000 in restructuring expense related to severance. We recorded this in our previous quarter ended February 28, 2009. In May 2009, we expanded this restructuring plan and reduced our workforce by eight more full time employees and incurred approximately $51,000 in restructuring expense related to severance. We recorded this in our prior quarter ended May 31, 2009.

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

We did not have additional restructuring and impairment expense in fiscal 2011 and 2010 related to any of the plans defined above.

16. FAIR VALUE OF FINANCIAL INSTRUMENTS

Our financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and debt. The estimated fair value of cash and cash equivalents, accounts receivable and accounts payable approximate their carrying amounts due to the relatively short period to maturity of these instruments. The estimated fair value of all debt as of August 31, 2011 approximated the carrying value since the loans incur interest at a variable rate.

* * * * * *

INDEX TO EXHIBITS

Exhibits	Previously Filed*	As Exhibit	Description

2.1	Form 8-K (filed 8/28/06)	2.1	Agreement and Plan of Merger dated as of August 24, 2006 by and among the Registrant, CI Acquisition, Inc., Cirronet Inc. and certain other parties thereto

2.2	Form 8-K (filed 8/28/06)	2.2	Agreement and Plan of Merger dated as of August 24, 2006 by and among the Registrant, Aleier Inc., Caver-Morehead Systems, Inc. and the shareholders of Caver-Morehead Systems, Inc.

2.3	Form 8-K (filed 8/28/06)	10.1	Form of Voting and Option Agreement dated as of August 24, 2006 between the Registrant and certain shareholders of Cirronet Inc.

3.1	Form 10-K (Year ended 8/31/94)	3.1	Restated Certificate of Incorporation

3.2	Form 10-K (Year ended 8/31/94)	3.2	Bylaws

4.1			Reference is made to Exhibits 3.1 and 3.2

4.2	Form 8-K (filed 12/29/94)	4.3	Rights Agreement dated as of 12/20/94

4.3	Form 8-K (filed 8/19/96)	4.4	First Amendment to Rights Agreement dated 8/14/96

4.4	Form 10-Q (Quarter ended 11/30/00) (filed 1/16/01)	4.5	Second Amendment to Rights Agreement dated 12/11/00

4.5	Form 8-A/A (Amendment No. 2) (filed 12/17/04)	4.6	Third Amendment to Rights Agreement between Registrant and Equiserve Trust Company, National Association, successor to Fleet National

4.6	Form 10-K (Year ended 8/31/05) (filed 11/17/05)	4.9	Specimen Stock Certificate

4.7	Form 8-K (filed 11/12/09)	4.1	Fourth Amendment to Rights Agreement between Registrant and Computershare Trust Company, N.A. (formerly known as EquiServe Trust Company, N.A.)

1

Exhibits	Previously Filed*	As Exhibit	Description

10.1	Form 10-Q (2001) (Quarter ended 5/31/01) (filed 7/13/01)	10.51	Manufacturing Agreement between Registrant and Automated Technology (Phil.) Inc. Electronics Corporation dated 2/22/01

10.2	Form 10-K (Year ended 8/31/01) (filed 11/29/01)	10.59	Amendment 1 to Manufacturing Agreement between Registrant and Automated Technology (Phil.) Inc. Electronics Corporation dated 7/19/01

10.3	Form 10-K (Year ended 8/31/02) (filed 11/21/02)	10.72	Product Agreement between Registrant and Tai-Saw Technology Co., LTD dated 9/1/002

10.4	Form 10-K (Year ended 8/31/04) (filed 11/18/04)	10.96	Amended and Restated Manufacturing and Technical Support Agreement between Registrant and Morioka Seiko Instruments, Inc. dated 6/11/04

10.5	Form 8-K (filed 10/27/05)	10.99	Omnibus Cash Incentive Plan of 2005

10.6	Form 8-K (filed 10/27/05)	10.100	Management Incentive Plan of 2005

10.7	Form 10-K (filed 11/17/05)	10.22	Form of 1997 Equity Incentive Plan Notice of Grant of Stock Options and Grant Agreement

10.8	Form 10-K (filed 11/17/05)	10.23	1999 Equity Incentive Plan, as amended

10.9	Form 8-K (filed 11/22/05	10.26	Executive Sales Incentive Plan of 2005

10.10	Form 8-K (filed 12/19/05	10.27	Form of 1997 Equity Incentive Plan Restricted Stock Unit Award

10.11	Form 8-K (filed 1/23/06)	99.1	Employee Stock Purchase Plan as Amended

10.12	Form 8-K (filed 1/23/06)	99.2	1997 Equity Incentive Plan as Amended

10.13	Form 10-K (filed 11/20/06)	10.33	Form of Lock-Up Agreement for the stock of Registrant with Executive Shareholders of Cirronet Inc.

10.14	Form 10-K (filed 11/20/06)	10.34	Form of Lock-Up Agreement for the stock of Registrant with Non-executive Shareholders of Cirronet Inc.

2

Exhibits	Previously Filed*	As Exhibit	Description

10.15	Form 8-K (filed 1/22/07)	99.1	2006 Equity Incentive Plan

10.16	Form 10-Q (Quarter ended 5/31/07) (filed 7/13/07)	10.4	Omnibus Incentive Plan of 2007

10.17	Form 10-Q (Quarter ended 5/31/07) (filed 7/13/07)	10.5	Management Incentive Plan of 2007

10.18	Form 10-K (filed 11/29/07)	10.30	Manufacturing Agreement between Registrant and Tai-Saw Technology Co., LTD dated August 31, 2007

10.19	Form 10-K (filed 11/24/08)	10.29	Form of Indemnity Agreement entered into by the Registrant and each of its officers and directors

10.20	Form 10-K (filed 11/24/08)	10.31	Form of Amended and Restated Change in Control Agreement for certain officers.

10.21	Form 10-Q (Quarter ended 2/28/09) (filed 4/14/09)	10.34	Non-Employee Director Stock Purchase Plan.

10.22	Form 10-Q (Quarter ended 2/28/09) (filed 4/14/09)	10.35	Long Range Incentive Plan of 2009.

10.23	Form 10-Q (Quarter ended 2/28/09) (filed 4/14/09)	10.36	Form of 2006 Equity Incentive Plan Restricted Stock Unit Award Letter.

10.24	Form 10-Q (Quarter ended 5/31/09) (filed 7/15/09)	10.38	Commercial Loan Agreement (Commercial – Single Advance) between Registrant and Viewpoint Bank dated April 13, 2009.

10.25	Form 10-Q (Quarter ended 5/31/09) (filed 7/15/09)	10.39	Promissory Note (Commercial – Single Advance) made by Registrant payable to Viewpoint Bank dated April 13, 2009.

10.26	Form 10-Q (Quarter ended 11/30/09) (filed 1/13/10)	10.40	Commercial Loan and Security Agreement (Revolving Draw Loan) between Registrant and Viewpoint Bank dated November 30, 2009.

10.27	Form 10-Q (Quarter ended 11/30/09) (filed 1/13/10)	10.41	Promissory Note (Commercial - Revolving Draw) agreement made by Registrant payable to Viewpoint Bank dated November 30, 2009.

3

Exhibits	Previously Filed*	As Exhibit	Description

10.28	Form 10-Q (Quarter ended 2/28/10) (filed 4/13/10)	10.42	Manufacturing Agreement between Registrant and Tai-Saw Technology Co., LTD dated February 15, 2010.

10.29	Form 10-K (filed 11/22/10)	10.35	Modification Agreement dated August 6, 2010 to Promissory Note (Commercial-Revolving Draw) between Registrant and Viewpoint Bank dated November 30, 2009.

10.30	Form 8-K (filed 8/24/10)	99.1	Stock Purchase Agreement between Registrant and Murata Electronics North America, Inc. dated August 23, 2010.

10.31	Form 10-Q (Quarter ended 11/30/10) (filed 1/14/11)	10.37	Second amendment dated September 30, 2010 to Lease Agreement between Registrant and Duke Secured Financing 2006, LLC dated May 31, 2005.

10.32	Form 10-Q (Quarter ended 11/30/10) (filed 1/14/11)	10.38	Second Modification Agreement dated November 30, 2010 to Promissory Note (Commercial-Revolving Draw) between Registrant and Viewpoint Bank dated November 30, 2009.

10.33			Form of 1999 Equity Incentive Plan Notice of Grant of Stock Options and Grant Agreement.

10.34			Form of 2006 Equity Incentive Plan Notice of Grant of Stock Options and Grant Agreement.

23.1			Consent of McGladrey & Pullen LLP, Independent Registered Public Accounting Firm

24.1			Power of Attorney**

31.1			Certification Pursuant to Section 302 of Sarbanes - Oxley Act of 2002 for CEO

31.2			Certification Pursuant to Section 302 of Sarbanes - Oxley Act of 2002 for CFO

32.1			Certification Pursuant to Section 906 of Sarbanes - Oxley Act of 2002 for CEO

32.2			Certification Pursuant to Section 906 of Sarbanes - Oxley Act of 2002 for CFO

*	Incorporated herein by reference.
**	Filed on the signature page of this Annual Report on Form 10-K.

4