Form 10-Q
period 2011-11-30
RF MONOLITHICS INC /DE/
filed 2012-01-13
CIK 922204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2011

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

10,978,308

Number of shares of the Registrant’s Common Stock, $.001 par value,

outstanding as of December 31, 2011.

RF MONOLITHICS, INC.

FORM 10-Q

QUARTER ENDED NOVEMBER 30, 2011

PART I. CONDENSED CONSOLIDATED FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RF MONOLITHICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

(In Thousands)

	November 30, 2011	August 31, 2011
		(a)
ASSETS

CURRENT ASSETS:
Cash	$556	$700
Trade receivables - net	6,127	5,526
Inventories - net	5,570	5,594
Prepaid expenses and other	299	326

Total current assets	12,552	12,146
PROPERTY AND EQUIPMENT - Net	1,128	1,138
GOODWILL	556	556
INTANGIBLES	369	369
OTHER ASSETS - Net	163	205

TOTAL	$14,768	$14,414

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long term debt	$60	$60
Capital lease obligations - current portion	16	16
Accounts payable - trade	2,582	2,852
Accrued expenses and other current liabilities	1,019	1,043

Total current liabilities	3,677	3,971

LONG-TERM DEBT - Less current portion:
Long term debt	2,885	2,400
Capital lease obligations	15	19

Total long-term debt	2,900	2,419

DEFERRED TAX LIABILITIES	125	125

Total liabilities	6,702	6,515

STOCKHOLDERS’ EQUITY:
Common stock: 10,978 and 10,939 shares issued	11	11
Additional paid-in capital	52,054	51,963
Accumulated deficit	(43,999)	(44,075)

Total stockholders’ equity	8,066	7,899

TOTAL	$14,768	$14,414

(a)	Derived from audited financial statements.

See notes to condensed consolidated financial statements.

RF MONOLITHICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

(In Thousands, Except Per-Share Amounts)

	Three Months Ended November 30,
	2011	2010
SALES	$8,398	$8,512

COST OF SALES	5,751	5,503

GROSS PROFIT	2,647	3,009

OPERATING EXPENSES:
Research and development	692	898
Sales and marketing	1,250	1,189
General and administrative	538	694

Total operating expenses	2,480	2,781

INCOME FROM OPERATIONS	167	228
OTHER INCOME (EXPENSE):
Interest expense	(68)	(72)
Other, net	(12)	13

Total other expense	(80)	(59)

INCOME BEFORE INCOME TAXES	87	169
Income tax expense	11	9

NET INCOME	$76	$160

EARNINGS PER SHARE
Basic	$0.01	$0.01

Diluted	$0.01	$0.01

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	10,972	10,708

Diluted	11,302	11,091

See notes to condensed consolidated financial statements.

RF MONOLITHICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(In Thousands)

	Three Months Ended November 30,
	2011	2010
OPERATING ACTIVITIES:
Net income	$76	$160
Noncash items included in net income:
Depreciation and amortization	149	214
Charge for inventory obsolescence	130	275
Credit for trade receivable allowance - net	(26)	—
Stock-based compensation	90	95
Gain on disposal of property and equipment	—	(1)
Changes in operating assets and liabilities:
Trade receivables	(575)	(252)
Inventories	(106)	(380)
Prepaid expenses and other	27	(46)
Accounts payable - trade	(270)	100
Accrued expenses and other liabilities	(24)	(397)

Net cash used in operating activities	(529)	(232)

INVESTING ACTIVITIES:
Acquisition of property and equipment	(105)	(8)
Proceeds from disposition of property and equipment	—	6
Change in other assets	8	5

Net cash (used in) provided by investing activities	(97)	3

FINANCING ACTIVITIES:
Net borrowings on bank revolver note	500	150
Repayments of mortgage note	(15)	(15)
Repayments of capital lease	(4)	(5)
Proceeds from common stock issued, net of tax payments	1	4

Net cash provided by in financing activities	482	134

DECREASE IN CASH	(144)	(95)
CASH :
Beginning of period	700	631

End of period	$556	$536

SUPPLEMENTAL INFORMATION:
Interest paid	$41	$52

Income taxes paid	$9	$6

See notes to condensed consolidated financial statements.

RF MONOLITHICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

1.	INTERIM FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, that in the opinion of the management of RF Monolithics, Inc. are necessary for a fair presentation of our financial position as of November 30, 2011, and the results of operations and cash flows for the three months ended November 30, 2011 and 2010. These unaudited interim condensed consolidated financial statements should be read in conjunction with our audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended August 31, 2011 filed with the Securities and Exchange Commission.

Operating results for the three months ended November 30, 2011 are not necessarily indicative of the results to be achieved for the full fiscal year ending August 31, 2012.

2.	INVENTORIES

Inventories consist of the following (in thousands):

	November 30,	August 31,
	2011	2011
Raw materials and supplies	$3,279	$3,537
Work-in-process	204	64
Finished goods	4,693	4,581

Total gross inventories	8,176	8,182
Less: Inventory reserves	(2,606)	(2,588)

Total inventories	$5,570	$5,594

3.	CREDIT FACILITIES

Our debt consists of the following (in thousands):

	November 30,	August 31,
	2011	2011
Bank revolving line-of-credit	$2,200	$1,700
Mortgage note	745	760

Total	2,945	2,460
Less: Current portion	60	60

Long-term portion	$2,885	$2,400

Effective November 30, 2011, our $5 million senior secured credit facility (revolving line-of-credit) agreement with ViewPoint Bank was renewed through November 30, 2013. Advances under the renewed senior credit facility are based on eighty percent of eligible accounts receivable and fifty percent of eligible finished goods inventory, which is subject to a $1 million maximum on eligible finished goods inventory. At November 30, 2011, our revolving line-of-credit facility had unused availability of $2.8 million determined in accordance with our borrowing base. This senior credit facility has a term of two years terminating on November 30, 2013, and is classified as a long-term liability on our balance sheet. It includes quarterly financial covenants that consist of: i) a current ratio of at least 1.0 and ii) a minimum net worth of $5.5 million and certain other non-financial covenants. Substantially all our assets serve as collateral under this credit agreement.

The interest rate on revolving line-of-credit borrowings under our senior credit facility is the higher of the Wall Street Journal Prime Rate plus 2% or the floor rate of 5.25%. The interest rate on these borrowings was 5.25% on November 30, 2011.

Effective December 23, 2011, our mortgage note agreement with ViewPoint Bank secured by our headquarters facility in Dallas, Texas was renewed and extended. Its maturity was extended from December 23, 2014 to December 23, 2021. The renewal reduced the interest rate on our mortgage note to 5.5% fixed for the five years subsequent to the renewal date. The interest rate for the next five years is the greater of 5.5% or the Treasury Index Rate plus 2.75%. The interest rate on this borrowing was 6.5% on November 30, 2011.

4.	STOCK-BASED COMPENSATION PLANS

We have several stock-based compensation plans, which are more fully described in Note 9 in our fiscal 2011 annual report on Form 10-K. Compensation expense related to stock-based plans recognized for the three months ended November 30, 2011 and 2010 was $90,000 and $95,000 respectively.

Stock Options – There have been no stock option grants in the current year. During the three months ended November 30, 2011, options to purchase 18,099 shares of stock were cancelled due to employee terminations and option period expirations. The summary of stock option activity for the current fiscal year as of November 30, 2011 follows:

	Three Months Ended November 30, 2011
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($000)
Outstanding at September 1, 2011	701,919	$2.82
Exercised	-0-	$0.00
Expired/forfeited	(18,099)	$2.73

Outstanding at November 30, 2011	683,820	$2.83	2.93	$16

Exercisable at November 30, 2011	410,568	$4.02	1.61	$-0-

The aggregate intrinsic value stated in the table above is calculated using the quoted market price on November 30, 2011 of $1.10 per share.

Restricted Stock Units – We also use restricted stock units, or RSUs, as a stock compensation vehicle. Most of our stock compensation expense in the current year relates to RSUs. The following table sets forth the status of our RSU compensation activity for the current fiscal year as of November 30, 2011:

Nonvested Shares	Shares	Weighted- Average Grant- Date Fair Value
Nonvested at August 31, 2011	677,003	$1.00
Granted	-0-	$0.00
Vested and issued	(35,575)	$1.04
Cancelled	-0-	$0.00

Nonvested at November 30, 2011	641,428	$0.99

5.	EARNINGS PER SHARE

Our earnings per share is computed by dividing our net earnings by the weighted average number of outstanding common shares during the period. Our diluted earnings per share is computed by dividing our net earnings by the weighted average number of outstanding common and potentially dilutive shares. Potentially dilutive shares are derived from outstanding stock options and warrants that have an exercise price less than the weighted average market price of our common stock. All RSUs were considered dilutive. Any options and warrants with an exercise price greater than the weighted average market price of our common stock are considered antidilutive and are excluded from the computation of diluted earnings per share. In a period of net loss, all outstanding options and warrants are considered antidilutive. The number of common stock options and warrants considered antidilutive and thus excluded from the diluted earnings per share computation was 410,568 for the three months ended November 30, 2011 and was 937,118 for the three months ended November 30, 2010.

6.	SEGMENT INFORMATION

Our reporting segments consist of the Wireless Solutions segment and the Wireless Components segment. We consider the products within the Wireless Solutions segment similar in that they primarily consist of wireless radios targeted on the medical and industrial markets. We consider the products within the Wireless Components segment similar in that they primarily consist of simple wireless connectivity components targeted on the automotive, consumer and other markets. We use segment information when producing our general-purpose financial statements.

Our chief executive officer reviews discrete gross margin information on these two segments and has made decisions on allocation of resources based on this information and our strategy. Most of our management functions that relate to operating expenses are managed on a consolidated basis. Because of the way we manage the business, we do not have discrete segment information for operating expenses and many balance sheet accounts. The information we are presenting below represents the information we have readily available to us.

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

Information concerning the operations and assets in these reportable segments is as follows (in thousands):

	Three Months Ended November 30,
	2011	2010
Net Sales:

Wireless Solutions segment	$4,210	$3,965

Wireless Components segment	4,188	4,547

Total	8,398	8,512

Gross Profit:

Wireless Solutions segment	1,453	1,583

Wireless Components segment	1,194	1,426

Total	2,647	3,009

Operating Expenses (not allocable to segments):

Research and development	692	898

Sales and marketing	1,250	1,189

General and administrative	538	694

Income from operations	$167	$228

Gross Profit percent to sales:

Wireless Solutions segment	34.5%	39.9%

Wireless Components segment	28.5%	31.4%

Total	31.5%	35.4%

	November 30, 2011	August 31, 2011
Segment assets:

Wireless Solutions segment	$7,543	$7,306

Wireless Components segment	5,088	4,750

Corporate and unallocated	2,137	2,358

Total	$14,768	$14,414

7.	FAIR VALUE OF FINANCIAL INSTRUMENTS

Our financial instruments consist primarily of cash, accounts receivable, accounts payable and debt. The estimated fair value of cash, accounts receivable and accounts payable approximate their carrying amounts due to the relatively short period to maturity of these instruments. The estimated fair value of all debt as of November 30, 2011 and 2010 approximated the carrying value since the loans have recently been renewed and reflect current interest rates.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion may be understood more fully by reference to the financial statements, notes to the financial statements, and management’s discussion and analysis contained in our Annual Report on Form 10-K for the year ended August 31, 2011 filed with the Securities and Exchange Commission.

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

Our strengths benefiting us in both markets include: (a) our ability to identify and capitalize on trends in a rapidly growing wireless marketplace; (b) our capability to develop products that have superior technical characteristics; (c) our expertise to assist our customers in incorporating our products into their applications; (d) our sales channels to gain access to customers, and (e) our ability to have high quality cost-effective products manufactured in volume with acceptable lead times. Our manufacturing capabilities consist mostly of our relationships with several domestic and offshore contractors. We have recently extended our agreement with one of them (Morioka Seiko instruments, Inc.) through calendar year 2013.

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

Critical Accounting Policies

We prepare our financial statements in conformity with accounting principles generally accepted in the United States. As such, we are required to make certain estimates and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the periods presented. We described our most significant accounting policies, which we believe are the most critical to fully understand and evaluate our reported financial results, in our Annual Report filed with the Securities and Exchange Commission on November 21, 2011 on Form 10-K. Those policies continue to be our most critical accounting policies for the period covered by this filing.

Results of Operations

In discussing our financial statements, we will make comparisons between the following periods:

•

The three months ended November 30, 2011 (current quarter) of the fiscal year ending August 31, 2012 in comparison to the three months ended November 30, 2010 of the fiscal year ended August 31, 2011 (comparable quarter).

•	Certain comparisons with the three months ended August 31, 2011 (previous quarter) are provided where we believe it is useful to the understanding of trends.

The selected financial data for the periods presented may not be indicative of our future financial condition or results of operations.

The following table illustrates operating results for the four quarters of fiscal 2011 and the first quarter of fiscal 2012 (in thousands, except percentage data). These figures will be used when discussing trends in the following section.

	Fiscal 2011 Quarter Ended				Fiscal 2012 Qtr. Ended
	Nov. 30	Feb. 28	May 31	Aug. 31	Nov. 30
Sales by segment:
Wireless Solutions segment	$3,965	$3,677	$4,043	$3,984	$4,210
Wireless Components segment	4,547	3,910	4,246	4,103	4,188

Total Sales	8,512	7,587	8,289	8,087	8,398
Sales %-Wireless Solutions	47%	48%	49%	49%	50%
Sales %-Wireless Components	53%	52%	51%	51%	50%

Cost of sales	5,503	4,858	5,559	5,558	5,751

Gross profit	3,009	2,729	2,730	2,529	2,647
% of sales-Wireless Solutions	39.9%	40.4%	39.0%	37.6%	34.5%
% of sales-Wireless Components	31.4%	31.8%	27.2%	25.2%	28.5%
% of sales-Total	35.4%	36.0%	32.9%	31.3%	31.5%

Operating expenses:
Research and development	898	758	828	792	692
Sales and marketing	1,189	1,248	1,222	1,130	1,250
General and administrative	694	597	566	623	538

Total	2,781	2,603	2,616	2,545	2,480

Income (loss) from operations	228	126	114	(16)	167
Other expense, net	(59)	(45)	(43)	(61)	(80)

Income (loss) before income taxes	169	81	71	(77)	87
Income tax expense (benefit)	9	4	(1)	4	11

Net income (loss)	$160	$77	$72	$(81)	$76

The following table sets forth, for the three months ended November 30, 2011 and 2010, (a) the percentage relationship of certain items from our statements of operations to total sales and (b) the percentage change in dollar amount of these items between the current period and the comparable period of the prior year.

	Percentage of Total Sales Quarter Ended November 30,		Percentage Change From Quarter Ended November 30, 2010 to Quarter Ended November 30, 2011
	2011	2010
Sales by segment:
Wireless Solutions segment	50%	47%	6%
Wireless Components segment	50	53	(8)

Total Sales	100	100	(1)
Cost of sales	68	65	5

Gross profit	32	35	(12)

Research and development	8	10	(23)
Sales and marketing	15	14	5
General and administrative	7	8	(22)

Total operating expenses	30	32	(11)

Income from operations	2	3	(27)
Other expense, net	(1)	(1)	36

Income before income taxes	1	2	(48)
Income tax expense	—	—	22

Net income	1%	2%	(52)%

Sales

Sales by Market Application

The following table compares market sales for the current quarter to the comparable quarter of the prior year and to the previous quarter (in thousands, except percentage data). These figures will be used when discussing trends in the following paragraphs.

	Three Months Ended
	November 30, 2011	November 30, 2010	August 31, 2011
Market sales:
Industrial	$2,549	$2,784	$2,862
Medical	1,334	1,047	936
Automotive	3,161	2,888	2,998
Consumer	735	630	674
Other	619	1,163	617

Total sales	$8,398	$8,512	$8,087

Products sold to the industrial and medical markets are primarily Wireless Solutions segment products and products sold to the automotive, consumer and other markets are primarily Wireless Components segment products.

Overall Sales Trends for the Current Quarter Compared to the Prior Year and Previous Quarter

Summary

Total sales at $8.4 million decreased 1% in the current quarter compared to $8.5 million in the comparable quarter of the prior year, and increased 4% from $8.1 million in the previous quarter. The primary reason for the decrease in sales from the comparable quarter of the prior year was a significant product mix shift in which a decrease in the number of units sold of relatively higher-priced products to industrial and other markets was only partially offset by an increase in the number of units sold of relatively lower-priced units, resulting in an a lower average selling price of 11%. Net sales decreased in comparison to the prior year, despite an overall increase of 10% in the number of units sold, particularly for satellite radio filters, as production schedules in automotive markets were at very high levels. The changes in the number of units sold were largely due to changes in specific programs or production schedules, both up and down, at our major customers, which can materially affect sales levels in any given period.

The increase from the previous quarter was primarily due to an increase in the number of units sold, particularly for our Virtual Wire® short-range radio products. In the last several quarters, we had reported manufacturing delays within our supply chain affecting these products. In this quarter, production levels significantly increased and we largely eliminated delayed shipments to customers, particularly to customers in medical markets. We have addressed these production issues by adding new personnel with specific expertise in fabrication and assembly to work with our offshore manufacturers to increase capacity. The overall number of units sold increased 6% in comparison to the previous quarter, which more than offset an overall decrease in average selling prices of 2%, largely resulting from a product mix shift in which a decrease in the number of units sold of relatively higher-priced products to industrial markets was more than offset by an increase in the number of units sold of relatively lower-priced units to customers in automotive and consumer markets.

Overall economic conditions were mixed in the markets we serve, as indicated in the section below entitled “Markets”. One effect of these economic conditions is that there have been some program delays that pushed out new programs for which we have design wins. It is not clear when these programs will begin to have a significant effect on our sales, if ever. Economic conditions in the electronics industry have historically fluctuated significantly within short time periods, and have been a key factor in our sales performance. We believe our markets are in a period of relatively stable overall demand, but they have not yet returned to levels prior to the recession.

Markets

As indicated by the schedule above entitled “Sales by Market Application”, we serve five major markets. While overall sales were relatively stable, we experienced market fluctuations in both directions.

The industrial and medical markets are the primary targets for our Wireless Solutions segment. Combined sales to these two markets were nearly the same in comparison to the prior year and the previous quarter. However, within these two markets there were very different trends. Sales to the medical market increased 27% in comparison to the comparable quarter of the prior year and 43% from the previous quarter. A year ago, several major customers in the medical market were trying to work down inventories and slowed down their purchase. This year, that was no longer the case. Also, in the current quarter sales of our lower-priced short-range radio products increased, partially as a result of sales to fill backlog caused by production delays in prior periods. On the other hand, sales to industrial markets decreased 8% from the comparable quarter of the prior year and 11% from the previous quarter. This resulted from sales for higher-priced RF module products to the industrial market decreasing significantly due to lower production schedules for several major customers, reflecting slower economic conditions in those markets.

The automotive, consumer and other markets are the primary targets for our Wireless Components segment. Sales to the automotive market increased 9% from the comparable quarter of the prior year and 5% from the previous quarter, and sales to the consumer market increased 17% from the comparable quarter of the prior year and 9% from the previous quarter. The number of units sold to these markets increased, as production schedules to major customers in these markets increased, reflecting somewhat better economic conditions in those markets. A 47% decrease in sales occurred for sales to other markets in comparison to the comparable quarter of the prior year, although they were unchanged from the previous quarter. This market now includes sales to telecommunications customers, which were much lower than last year as we have suffered some loss of market share for very mature frequency control module and filter products. This is a trend we have seen for some time for our Wireless Component segment products. In addition, last year we benefited from a high reliability filter program that has since been completed. On an overall basis, combined sales to these three markets decreased slightly from last year, but increased from the previous quarter.

Most of these changes were due to changes in production schedules at major customers. Our major customers for many products are OEM customers and contract manufacturers and distributors. These customers order product based upon their own production schedules or the production schedules requested by their customers, which have historically shown considerable volatility.

Segments

Strategy

As indicated in our financial statements, we have two segments, the Wireless Solutions segment and the Wireless Components segment. We have experienced a long-term trend of lower sales for Wireless Components segment products, including for some of our mature products, both due to a trend towards lower average selling prices and continued conversion of customers to alternative technologies. Our strategy has been to grow our Wireless Solutions segment to offset an expected long-term decline in the Wireless Components segment.

In recent years, we have invested considerable resources in product and market development to support our strategic plan for the Wireless Solutions segment. In the past year and a half, we have launched six major products, including (1) our WLS series of Wi-Fi and Wi-Fi and Bluetooth® combination modules; (2) a ZigBee Pro module; (3) a battery operated Wi-Fi sensor modem; (4) a low cost 900 MHZ DNT frequency hopping module for wireless sensor applications; (5) a low cost 2.4 GHz DNT frequency hopping module for sensing, telemetry and control applications; and (6) “Peel and Stick” modular sensor modems and gateways, which are platform products for wireless sensor networks. Each of these is a broad product offering to large markets such as medical and industrial monitoring and smart home applications. A key part of our Wireless Solutions strategy is focused on a potential multi-billion dollar market for the sensor modem portion of the M2M market and a wide variety of short-range radios that are very energy efficient. We are not certain when, if ever, new products developed for this market will have a significant additive effect on future sales.

An important consideration in our decision to expand resources in the Wireless Solutions segment was the increased potential gross margin these products offer due to their higher technical content. Our total sales on a company-wide basis will likely expand only if the anticipated growth in Wireless Solutions sales exceeds the anticipated decline in sales for our Wireless Components products.

Wireless Solutions Segment

Wireless Solutions segment sales at $4.2 million increased 6% from the comparable quarter of the prior year and the previous quarter. The increases in sales in comparison to both the comparable quarter of the prior year and the previous quarter were primarily due to an increase in the number of units sold, partially offset by a decrease in average selling prices resulting from shifts in product mix. Sales for our relatively lower-priced Virtual Wire® short-range radio products increased significantly in comparison to prior periods, both due to increased sales to the medical market and a recovery from supply chain manufacturing issues that occurred in prior periods. This resulted in an increase in number of units sold for Wireless Solutions segment products of 33% in comparison to the comparable quarter of the prior year and 9% in comparison to the previous quarter. Partially offsetting this was a decrease in sales of relatively higher-priced RF Modules to industrial markets, as economic activity decreased in those markets. The product mix shift towards lower-priced products resulted in a decrease in average selling prices of 20% in comparison to the comparable quarter of the prior year and 3% in comparison to the previous quarter. Our primary customers for both industrial and medical market products are OEM customers and contract manufacturers and distributors, which continue to show considerable volatility in their production requirements.

In the current quarter, the increase in Wireless Solutions segment sales and decrease in Wireless Components sales resulted in the Wireless Solutions segment increasing as a percentage of total sales from 47% in the comparable quarter of the prior year to 50% in the current quarter. Wireless Solutions sales were 49% of total sales in the previous quarter. This was a favorable product mix shift from a gross margin standpoint.

Wireless Components Segment

Wireless Components segment sales at $4.2 million decreased 8% from the comparable quarter of the prior year, but increased 2% from the previous quarter. The decrease in sales in comparison to the comparable quarter of the prior year was primarily due to a significant decrease in sales of higher-priced frequency control and filter products to other markets, as described above in the section entitled “Summary”. The decrease in sales of these mature products was partially offset by an increase in lower-priced filter sales to automotive and consumer markets due to improving economic conditions in those markets. This resulted in a 16% decrease in the average selling price for Wireless Components segment products, which was partially offset by a 9% increase in the number of units sold.

In comparison to the previous quarter, the increase in sales was primarily due to a 6% increase in the overall number of units sold, primarily to the automotive and consumer markets, as production schedules to major customers were at high levels in the current quarter. This was offset by a 3% decrease in average selling prices due to continuing competitive pressures.

The automotive, consumer and telecom markets have all shown significant volatility in recent years, as end customers change their production schedules for those markets. This includes sales for our primary application for the automotive and consumer markets, satellite radio. We provide filters for satellite radios that provide content from Sirius XM Radio, Inc. (NASDAQGS: SIRI), which recently announced that its customer base had increased to 21 million subscriptions. Last year we announced that we had shipped over 100 million filters into this application. The supply chain for North American automotive production has been subject to volatile changes in production levels and inventory corrections in recent quarters, resulting in both quarterly increases and decreases. We expect the volatility of sales to automotive, consumer and telecom markets to continue.

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

Many of our products involve very complex manufacturing processes and from time to time our supply chain partners experience problems with them. In fiscal 2011, we experienced delays in shipments for Virtual Wire® products. We have taken proactive measures and will continue to deploy resources to improve our supply chain and support our offshore manufacturers as required. We have made significant progress in resolving the production issues, and the backlog resulting from a supplier’s manufacturing delays was reduced considerably by the end of the current quarter.

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

Decline in Average Selling Prices

We compete in very price-competitive markets (particularly those for the Wireless Components segment, such as the automotive and satellite radio markets), in which customers require decreased prices over time to retain their business. In addition, our customers expect economies of scale to result in lower pricing as new products ramp up in volume. As a result, each of the volume product lines within our Wireless Components segment experienced a decline in average selling prices of 5% to 16% in the current quarter, compared to the comparable quarter of the prior year and the previous quarter. The overall decrease in average selling prices for this segment was 16% in comparison to the comparable quarter of the prior year and 3% in comparison to the previous quarter. A portion of this decrease was a product mix shift within the filter product line of an increasing number of units sold of relatively lower-priced satellite radio filters and a decrease in the number of units sold of higher-priced filters, including the completion of a high reliability filter program. The impact of reductions in average selling price due to product mix tend to be at least partially offset by differences in material costs, as the higher-priced products come in larger, more expensive packages. However, a portion of the decrease in average selling prices also was due to competitive conditions within those markets. To participate in new programs or even continue with old ones, we had to lower selling prices for specific products.

Normally, the price pressures for the Wireless Solutions segment are not as great as they are for the Wireless Components segment. However, shifts in product mix within this segment resulted in a decrease in average selling prices of 20% in comparison to the comparable quarter of the prior year and 3% in comparison to the previous quarter. This resulted from an increase in sales of relatively low-priced Virtual Wire® and RFIC short-range radio products and a decrease in sales of relatively high-priced RF modules. Over the long term, we expect a trend of lower average selling prices for Wireless Solutions products, because we are introducing products that are targeted at lower price points and higher sales volumes, including our series of standard certified RF modules and RFIC products. However, changes in product mix reflecting relatively more sales of higher-priced products such as medical products may from time to time offset any negative impact on average selling prices for other products.

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

Other Sales Trends

The following table provides additional data concerning our sales:

	Percentage of Sales Revenue
	Current Quarter	Comparable Quarter	Previous Quarter
Sales to top five customers	57%	44%	50%
Distribution sales	48%	36%	43%
Number of customers with 10% or more sales	One	One	One
Sales for 10% or more customers	29%	21%	27%
International sales	73%	67%	56%

The increase in sales to our top five customers, distribution sales, our top customer and international sales all result from increased sales to an Asian stocking representative for our automotive markets.

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

Gross Profit

Overall Gross Profit Trends for Current Quarter Compared to the Prior Year and Previous Quarter

Summary

The current quarter gross margin of 31.5% was a significant decrease from the 35.4% in the comparable quarter of the prior year, but increased slightly from the 31.3% in the previous quarter. The decrease from the prior year was primarily due to decreased average selling prices for both of our product segments that were not fully matched by reduced average manufacturing cost per unit. Overall, average selling prices in the current quarter were 11% lower than the comparable quarter of the prior year, due to shifts in product mix and ongoing competitive pressures as was explained in the section in sales entitled “Decline in Average Selling Prices”. This was matched with only a 5% reduction in average costs per unit, resulting in lower net gross margins.

Costs for the current quarter included additional costs related to our Virtual Wire® Short-range Radio products. These increased costs included both increased purchasing costs as a result of price increases in our supply chain, as well as higher than normal scrap cost. While we significantly reduced delayed sales for these products in the current quarter, we still incurred higher than normal yield losses. We continue to work with our contract manufacturers to improve yields and reduce costs.

The increase in gross margin in comparison to the previous quarter was due to an average selling price decrease of 1.9% while average per unit manufacturing costs decreased 2.2%. The reduction in overhead costs was the primary reason for cost reduction, as those costs decreased approximately $100,000 or 1.7% of sales.

Segments

Gross margin for our Wireless Components segment decreased from a relatively high 31.4% in the comparable quarter of the prior year to a more normal 28.5% for the current quarter. Gross margins for the Wireless Components segment were 25.2% for the previous quarter and 28.9% for the comparable quarter of the prior year as a whole. In the comparable quarter of the prior year, we had a significant amount of sales for relatively high-margin frequency control and filter products, including a high reliability filter program that has since been completed. Sales of these products, primarily to the other market category, were much lower this year, resulting in a 16% reduction in average selling prices that was matched with only a 12% reduction in manufacturing costs per unit. The increase in gross margin of 3.3% from the previous quarter was largely due to a reduction in overhead costs as a percentage of sales by a similar amount.

Gross margin for our Wireless Solutions segment decreased from a relatively normal 39.9% in the comparable quarter of the prior year and 37.6% in the previous quarter to a relatively low 34.5% in the current quarter. Gross margins for the Wireless Solutions segment were 39.2% for the comparable quarter of the prior year as a whole. The current quarter decrease in gross margin was primarily due to increased costs for Virtual Wire® Short-range Radio products that were discussed in the immediately preceding section. In addition, there was an unfavorable shift in product mix within this segment in that the relatively higher-margin RF module sales decreased significantly from prior periods due to lower sales to the industrial market. These two effects resulted in the average selling prices for the Wireless Solutions segment decreasing 20% from the comparable quarter of the prior year, compared to only a 13% reduction in average manufacturing costs per unit. In comparison to the previous quarter, average selling prices decreased 3%, matched with only a 1% decrease in average manufacturing costs per unit.

Strategy

The reduced gross margin in comparison to the comparable quarter of the prior year was despite two favorable developments that are central to our long term strategy to maintain or improve gross margins. The first factor is reduced overhead costs and the second is a favorable shift in product mix between our segments.

Overhead costs were approximately $200,000, or 2.4% of sales, lower in the current quarter compared to the comparable quarter of the prior year, primarily because expenses related to inventory reserves were $145,000 lower. We still have a large amount of overhead cost of sales that is relatively fixed in relation to sales. Therefore, higher revenues would cause overhead costs as a percentage of sales to decrease substantially. Since sales did not change very much in the current period from the comparable quarter of the prior year, this did not have a significant effect. However, the reduction in amount of overhead did have a significant impact. While our long-term plan is to increase sales volumes to accomplish this volume effect, there can be no assurance that we can do this in future periods.

Another strategy is to focus our product and market development efforts on increasing the portion of sales for products that have higher potential gross margins, primarily the Wireless Solutions segment products. This does not mean that we will avoid taking advantage of opportunities to grow the Wireless Component sales if extensive additional resources are not required. Our more profitable Wireless Solutions segment sales were 50% of total sales in the current quarter, compared to only 47% in the comparable quarter of the prior year. We cannot assure you that our strategy regarding an improved product mix will be achieved in future periods. We expect that the volatility in product mix both between our segments and within them will continue to cause gross margins to fluctuate, sometimes very significantly.

Our ability to match anticipated reductions in average selling price with reductions in average manufacturing costs is a key factor in improving and even maintaining gross margins. As discussed above in the sales section, we normally experience a reduction in average selling prices in our volume product lines, a trend which we expect will continue due to competitive pressures and because we are introducing newer products that are targeted at lower price points and higher sales volumes. Besides our long-term effort to improve gross margin through improved product mix and increased sales volume, our key strategy for dealing with decreased average selling prices is to reduce our per unit manufacturing costs. We devote considerable resources to obtaining purchasing savings and in working with our suppliers and outside contractors to improve yields, increase productivity and to improve processes that result in lower costs. Historically we have been able to achieve per unit cost reductions on a year-over-year basis. This was achieved for most of our volume product lines in the prior year. We continue to target additional cost reductions. However, there is no assurance that margins will improve or even be maintained in future periods.

Research and Development Expenses

Research and development expenses were $0.7 million in the current quarter, compared to $0.9 million in the comparable quarter of the prior year and $0.8 million in the previous quarter. Research and development expense primarily consists of salaries and benefits and related outside service costs for our team that develops new products. The decrease of 23% from the comparable quarter of the prior year was primarily a result of lower salary related expenses, which were relatively high in the prior year due to severance costs. Outside services and employee benefit costs were also lower in the current quarter, both in comparison to the comparable quarter of the prior year and the previous quarter.

Research and development expenses were 8% of sales in the current quarter, compared to 10% in the comparable quarter of the prior year. We believe that we have retained the core engineering capabilities we need to continue to develop products and service our customers, and that the continued development of our technology and new products is essential to our growth and success. We believe we have sufficient resources to support our growth strategy for the Wireless Solutions segment and adequate support to maintain our Wireless Component segment. Currently, our focus is on developing new short-range radio products, RF modules and crystal-based products for a variety of applications.

Going forward, in the near term we expect to incur slightly increased research and development expenses from the levels we incurred in our current quarter.

Sales and Marketing Expenses

Current quarter sales and marketing expenses were $1.25 million compared to $1.2 million in the comparable quarter of the prior year and $1.1 million in the previous quarter. Sales and marketing expense primarily consists of salaries and benefits for the personnel in our sales and marketing team that work with customers, travel and other costs to promote our products, and sales commission expenses for our sales representative firms that sell our products, which fluctuate in line with sales. The 5% increase from the comparable quarter of the prior year was primarily due to increased travel costs. The 11% increase from the previous quarter was primarily due to higher sales commission expense with higher sales and higher travel costs.

Sales and marketing expenses were 15% of sales in the current quarter, compared to 14% in the comparable quarter of the prior year. We continue to improve our sales channels by adding or changing sales representative firms and distributors and we expanded our distribution network with two global distributors in fiscal 2011. We intend to pursue increased sales aggressively in future periods, particularly for Wireless Solutions products. We believe that the greater technical content of the Wireless Solutions segment and our growth strategy requires the current level of sales and marketing expenses as a percentage of sales, at least for the foreseeable future.

Going forward, in the near term we expect to incur slightly increased sales and marketing expenses from the levels we incurred in our current quarter, except for sales commission expense which will fluctuate in line with sales levels and product mix.

General and Administrative Expenses

General and administrative expenses were $0.5 million for the current quarter, compared to $0.7 million for the comparable quarter of the prior year and $0.6 million in the previous quarter. General and administrative expense primarily consists of salaries and benefits for our team in managing our corporate administrative functions, including our public reporting requirements and related professional expenses. The 14% reduction from the previous quarter was primarily due to a $0.1 million decrease in bad debt expense for a particular customer as a result of improved collections. The 22% decrease from the comparable period was primarily a result of the lower bad debt expense and reduced legal expenses related to a successful arbitration that occurred in the comparable quarter of the prior year.

General and administrative expenses were 7% of sales in the current quarter, compared to 8% of sales in the comparable quarter of the prior year. We have significant remaining fixed costs related to managing the business and fulfilling our obligations as a public company.

Going forward, in the near term we expect to incur similar or slightly decreased general and administrative expenses from the levels we incurred in our current quarter.

Total Operating Expenses

Operating expenses in total were $2.5 million in the current quarter, compared to $2.8 million in the comparable quarter of the prior year and $2.5 million in the previous quarter. This represented an 11% decrease from the comparable quarter of the prior year and a 3% decrease from the previous quarter. The decreases from the prior year were primarily because research and development expenses and general and administrative expenses were at relatively high levels last year and bad debt expenses and employee benefit expenses were at relatively low levels in the current quarter, as explained in the individual operating expense sections above. Operating expenses were approximately 30% of sales in the current quarter, compared to 32% in the comparable quarter of the prior year.

Over the last two years, we have successfully implemented our strategy to closely control our expenses relative to sales to return to profitability. We have recently adjusted our strategy to allow for small investments to support a growth strategy. Going forward, in the near term we expect to incur operating expense similar to or slightly increased from the levels we incurred in our current quarter, while sales commission expense will continue to fluctuate with sales and product mix.

Other Income (Expense)

Total other income (expense) was an $80,000 net expense in the current quarter, compared to a $59,000 net expense for the comparable quarter of the prior year and a $61,000 net expense for the previous quarter. Other expense primarily consists of interest expense on our borrowings and foreign currency gains and losses. The small increase in expense from prior periods was primarily a result of foreign currency losses on Euro based sales.

Going forward, we expect to incur slightly decreased other expenses from the levels we incurred in our current quarter, as we have renewed our bank facilities with lower interest rates.

Income Tax Expense

In recent years, we recorded small provisions for state income tax or, in some cases, adjustments to alternative minimum federal and state income tax accruals. Income tax expense remained at very low levels in the current quarter, as it was in the comparable quarter of the prior year and the previous quarter. Since fiscal 2001, we have fully reserved all deferred tax assets that had been recorded. We continue to maintain a substantial valuation allowance on our deferred tax assets due to our historical losses and a limited history of taxable income.

We retain the tax benefits that have been reserved and we will realize the benefits in future periods to the extent we are profitable. As of the end of the prior year, we had income tax carryforwards and other potential tax benefits available to reduce future federal taxable income by approximately $24.4 million as explained in Note 13 to our financial statements included in our most recent Form 10-K. The net operating loss (“NOL”) carryforwards begin to expire August 31, 2020.

Going forward, we expect to record relatively small income tax provisions until the recovery of deferred tax assets is more likely than not.

Earnings (Loss) per Share

The net income for the current quarter was $76,000, or $0.01 per diluted share, compared to $160,000, or $0.01 per diluted share, for the comparable quarter of the prior year and a net loss of $81,000, or $0.01 per diluted share, for the previous quarter.

In comparison to the comparable quarter of the prior year, the current quarter had lower sales and gross margins, but also lower operating expenses, so that income from operations and net income were 1% of sales lower than last year. In comparison to the previous quarter, sales were higher at similar gross margins, with lower operating expenses, primarily the result of lower bad debt expense. As a result, operating income and net income were approximately 2% of sales higher.

We believe that our operating results for the last two fiscal years demonstrate that we have taken appropriate actions to control expenses in our business. We believe that two consecutive years of net income confirms our business model can be profitable at a relatively low level of sales. As described above, our business model could generate increased profitability at higher sales levels. However, current economic conditions make forecasting future profitability very difficult, and there can be no assurance that we will achieve profitability in the future.

Financial Condition

Financing Arrangements

Effective November 30, 2011, our $5 million senior secured credit facility (revolving line-of-credit) agreement with ViewPoint Bank was renewed with a few modifications to our original facility. The renewed senior credit facility has a term of two years, terminating on November 30, 2013 and is classified as a long-term liability on our balance sheet. The interest rate on revolving line-of-credit borrowings under our renewed senior credit facility is the higher of the Wall Street Journal Prime Rate plus 2% or a minimum rate of 5.25%. The minimum interest rate on these borrowings prior to November 30, 2011 was 7%.

Advances under the renewed senior credit facility are based on eighty percent of eligible accounts receivable and fifty percent of eligible finished goods inventory, which is subject to a $1 million maximum on eligible finished goods inventory. At November 30, 2011, our senior credit facility had unused availability of $2.8 million determined in accordance with our borrowing base.

The financial covenants under the renewed agreement consist of: (i) a current ratio of at least 1.0 and (ii) a minimum net worth of $5.5 million and certain other non-financial covenants. Substantially all of our assets, other than real estate, serve as collateral under the renewed senior credit facility. We should be able to meet our covenants, but there is no assurance that this will occur. Should there be a violation of one or more of the financial covenants and we are unable to negotiate a waiver or amendment, the maturity of our debt under the senior credit facility could be accelerated.

Effective December 23, 2011, our mortgage note agreement with ViewPoint Bank secured by our headquarters facility in Dallas, Texas was renewed and extended. Its maturity was extended from December 23, 2014 to December 23, 2021. The renewal reduced the interest rate on our mortgage note to 5.5% fixed for the five years subsequent to the renewal date. The interest rate for the next five years is the greater of 5.5% or the Treasury Index Rate plus 2.75%. The interest rate on this borrowing was 6.5% on November 30, 2011.

Adjusted EBITDA

The following table sets forth, for the three months ended November 30, 2011 and 2010, the calculation for Adjusted EBITDA (earnings before interest, taxes, depreciation and amortization, including stock compensation) that is referred to in this report (in thousands):

	Three Months Ended November 30,
	2011	2010
Net income	$76	$160
Add back:
Interest expense	68	72
Taxes	11	9
Depreciation	115	164
Amortization:
Patents	34	50
Stock compensation	90	95

Total amortization	124	145

Adjusted EBITDA	$394	$550

Adjusted EBITDA is an important liquidity measurement used by financial institutions to measure a company’s capability to fund operations. Adjusted EBITDA is also used by our management to measure our performance in achieving necessary cost reductions.

We believe we have established a cost structure that is capable of generating significant positive Adjusted EBITDA at current sales levels. This in fact occurred for the past two fiscal years in which we generated Adjusted EBITDA of $1.6 million and $2.2 million, respectively. We believe maintaining a cost structure that is designed to generate positive Adjusted EBITDA at sales levels below what we expect is our primary method of assuring near-term liquidity.

Liquidity

Summary

Liquidity at November 30, 2011 consisted primarily of $0.5 million of cash and our revolving line-of-credit facility which had a loan availability of approximately $2.8 million, which consists of eligible accounts receivable and inventory.

Our primary long-range strategy for providing liquidity is to manage our costs in relation to our projected sales levels and to generate positive Adjusted EBITDA as shown in the table above. We believe our current cost structure can generate positive Adjusted EBITDA absent further material changes in revenue or expenses. In addition, since we have an outsourced supply chain and have retained significant resources to seek additional sales, we believe we are capable of significantly increasing sales without significant additional fixed expenses.

Operating Cash Flow Elements

Net cash used in operating activities was $0.5 million for the current fiscal year-to-date period as compared to $0.2 million for the comparable period of the prior year. Both periods showed a use of cash from increased working capital. We have experienced a trend of positive operating cash flow for many years. However, the need to finance increased working capital resulted in a negative cash flow from operations for the current quarter and the comparable quarter of the prior year. A need to finance an increase in working capital can occur from time to time, especially when sales increase from one quarter to the next, as occurred when sales for the current quarter increased in comparison to the previous quarter.

We consider there to be two key elements to operating cash flow — (1) net income adjusted for non-cash items and (2) working capital changes.

Net Income Adjusted for Non-Cash Items

In the long run, our primary source of cash is net income adjusted for non-cash items such as depreciation and amortization. The following table displays, for the three months ended November 30, 2011 and 2010, the calculation of net income adjusted for non-cash items (in thousands):

	Three Months Ended November 30,
	2011	2010
Net income	$76	$160

Non-cash items included in net income:
Depreciation and amortization	149	214
Charge for inventory obsolescence	130	275
Credit for trade receivable allowance - net	(26)	—
Stock-based compensation	90	95
Gain on disposal of property and equipment	—	(1)

Net income adjusted for non-cash items	$419	$743

The decrease in 2011 from the comparable quarter of the prior year was primarily due to a reduction in net income adjusted for smaller provisions for depreciation, amortization and obsolescence.

Working Capital Changes

During the first quarter of fiscal 2012 and fiscal 2011, we utilized $0.95 million and $1.0 million, respectively, for increased working capital. The trends for working capital changes as they appear on our statement of cash flows show an opposite trend to net income adjusted for non-cash items.

A major working capital item was an increase in accounts receivable of $0.6 million in the current year and $0.3 million in the comparable quarter of the prior year. In the current year, the increase was due to an increase in sales and the pattern of sales within the quarter, in which much of the quarter’s sales were shipped in the last two months. Collections appeared normal in the current quarter, as our days-sales-outstanding was in the mid-fifties for both years. In fact, we had substantial collections from a sizable account that caused us concern in the previous quarter. We maintain credit insurance on most of our receivables.

Another major working capital item that increased was inventory, which increased $0.1 million in the current quarter and $0.1 million in the comparable quarter of the prior year. In the current year, small increases in work in process and finished good inventory to support newer products were almost offset by a reduction in raw materials, as an excess that occurred in Virtual Wire® raw materials in the comparable quarter of the prior year was reduced. Also in the comparable quarter of the prior year, we had experienced various increases in lead times for procurement of raw materials from suppliers and finished goods from our contract manufacturers that we offset with selectively increased inventory items.

Normally offsetting an increase in inventory would be an increase in accounts payable, which occurred last year in the amount of $0.1 million. However, in the current quarter accounts payable decreased by $0.3 million, as balances that were abnormally high at the end of fiscal 2011 due to the timing effect of the year ending on the day before our scheduled payment cycle returned to more normal levels. We remain current to normal terms with our suppliers.

An element of working capital that did not recur this year was $.03 million in reduced deferred revenue. These occurred as a result of advance customer payments that occurred in fiscal 2010 that did not recur.

Net Operating Cash Flow

Net operating cash flow can be attributed to the aforementioned elements as follows (in thousands):

	Three Months Ended November 30, 2011	Three Months Ended November 30, 2010
Net Income adjusted for non-cash items	$419	$743
New Working Capital Requirements	($948)	($975)
Net Operating Cash Flow	($529)	($232)

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

Other Cash Flow Items

Cash used in investing activities, primarily for capital spending, was $0.1 million in the current quarter, while it was almost zero for the comparable quarter of the prior year. Capital spending under our fabless business model has remained low and we expect to acquire only up to $0.7 million of capital equipment in fiscal 2012. We do expect capital spending to increase somewhat, as we improve our supply chain to address the production issues we faced in fiscal 2011.

Net cash provided by financing activities was $0.5 million in the current year-to-date period, compared to $0.1 million in the prior year-to-date period. In both periods, the primary activity was a small increase in the amount borrowed under our banking facility.

While we reported positive operating cash flows in recent years, a reduction in sales or gross margins or changes in working capital could occur due to economic or other factors, as occurred in the current quarter. We believe that cash generated from operations, our cash balances and the amounts available under our banking agreement will be sufficient to meet our cash requirements for fiscal 2012. If for any reason these sources of funds are not sufficient to meet our requirements, we may be required to raise additional funds. We cannot guarantee that we would be able to obtain additional financing. Should that happen, there could be a material adverse effect on our business, financial condition or results of operations.

Forward-looking Statements

Except for the historical information, this report contains numerous forward-looking statements that involve risks and uncertainties. These statements are made pursuant to the Safe Harbor Provision of the Private Securities Litigation Reform Act of 1995. Statements of our plans, objectives, expectations and intentions involve risks and uncertainties. Statements containing terms such as “anticipate”, “believe”, “could”, “should”, “feel”, “estimate”, “expect”, “may”, “plan” or similar terms are considered to contain uncertainty and are forward-looking statements. We believe that these statements are based on reasonable assumptions and our expectations at the time. Our actual results may differ materially from the statements and assumptions discussed in this report. However, these statements involve uncertainties and are completely qualified by reference to several important factors. Factors that could cause or contribute to such differences include, but are not limited to those discussed in the sections entitled Business, Risk Factors, Legal Proceedings, Selected Financial Data and Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report, as well as the other factors detailed from time to time in our SEC reports, including the report on Form 10-K for the year ended August 31, 2011.

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

We are exposed to market risk due to fluctuations in interest rates on our bank debt. As of November 30, 2011, with all other variables held constant, a hypothetical one-percentage point increase in interest rates after they exceed the minimum borrowing rate of 5.25% on our revolving line-of-credit, as required by our banking agreement, would result in an increase in interest expense of approximately $23,000 on an annual basis.

A significant portion of our products have a manufacturing process in a foreign jurisdiction and are sold in foreign jurisdictions. We manage our exposure to currency exchange fluctuations by denominating most transactions in U.S. dollars. We consider the amount of our foreign currency exchange rate risk to be immaterial as of November 30, 2011, and accordingly have not hedged any such risk.

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

There are a number of risks associated with RFM and its business, which are described in our Form 10-K filed with the SEC for the year ended August 31, 2011. Any of these risks, as well as other risks and uncertainties, could harm our business and financial results and cause the value of our securities to decline. The risks described in our Form 10-K are not the only ones facing RFM. Other risks not currently known to us or that we currently deem immaterial also may impair our business.

ITEM 6.	EXHIBITS

(a)	Exhibits. We hereby incorporate by reference all exhibits filed in connection with Form 10-K for the year ended August 31, 2011.

(b)	Exhibits included:

Exhibit	Description

10.35	Third Modification Agreement dated November 30, 2011 to Promissory Note (Commercial-Revolving Draw) between Registrant and Viewpoint Bank dated November 30, 2009.

10.36	Renewal, Extension and Modification Agreement dated December 23, 2011 to Commercial Loan Agreement (Commercial-Single Advance) between Registrant and Viewpoint Bank dated April 13, 2009.

31.1	Certificate Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 for CEO.

31.2	Certificate Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 for CFO.

32.1	Certificate Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 for CEO.

32.2	Certificate Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 for CFO.

101.INS	XBRL instance document

101.SCH	XBRL taxonomy extension schema document

101.CAL	XBRL taxonomy extension calculation linkbase document

101.LAB	XBRL taxonomy label linkbase document

101.PRE	XBRL taxonomy extension presentation linkbase document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RF MONOLITHICS, INC.

Dated: January 13, 2012	By:	/s/ Farlin A. Halsey
Farlin A. Halsey Chief Executive Officer, President and Director

Dated: January 13, 2012	By:	/s/ Harley E Barnes III
Harley E Barnes III Chief Financial Officer

INDEX TO EXHIBITS

Exhibit	Description

10.35	Third Modification Agreement dated November 30, 2011 to Promissory Note (Commercial-Revolving Draw) between Registrant and Viewpoint Bank dated November 30, 2009.

10.36	Renewal, Extension and Modification Agreement dated December 23, 2011 to Commercial Loan Agreement (Commercial-Single Advance) between Registrant and Viewpoint Bank dated April 13, 2009.

31.1	Certificate Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 for CEO.

31.2	Certificate Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 for CFO.

32.1	Certificate Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 for CEO.

32.2	Certificate Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 for CFO.

101.INS	XBRL instance document

101.SCH	XBRL taxonomy extension schema document

101.CAL	XBRL taxonomy extension calculation linkbase document

101.LAB	XBRL taxonomy label linkbase document

101.PRE	XBRL taxonomy extension presentation linkbase document.