Form 10-Q
period 2012-02-29
RF MONOLITHICS INC /DE/
filed 2012-04-16
CIK 922204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 29, 2012

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

11,290,404

Number of shares of the Registrant’s Common Stock, $.001 par value,

outstanding as of March 31, 2012

RF MONOLITHICS, INC.

FORM 10-Q

QUARTER ENDED FEBRUARY 29, 2012

TABLE OF CONTENTS

Item Number		Page

	PART I. FINANCIAL INFORMATION

1.	Condensed Consolidated Financial Statements – Unaudited

	Condensed Consolidated Balance Sheets—Unaudited February 29, 2012 and August 31, 2011	2

	Condensed Consolidated Statements of Operations—Unaudited Three Months Periods February 29, 2012 and February 28, 2011 and Six Months Ended February 29, 2012 and February 28, 2011	3

	Condensed Consolidated Statements of Cash Flows—Unaudited Six Months Ended February 29, 2012 and February 28, 2011	4

	Notes to Condensed Consolidated Financial Statements—Unaudited	5

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

3.	Quantitative and Qualitative Disclosures about Market Risk	29

4.	Controls and Procedures	29

	PART II. OTHER INFORMATION

1.	Legal Proceedings	30

1A.	Risk Factors	30

2.	Unregistered sales of equity securities and use of proceeds.	31

3.	Defaults upon senior securities.	31

4.	Mine safety disclosures.	31

5.	Other information.	32

6.	Exhibits	32

	SIGNATURES

	INDEX TO EXHIBITS

PART I. CONDENSED CONSOLIDATED FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RF MONOLITHICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

(In Thousands)

	February 29, 2012	August 31, 2011
		(a)
ASSETS

CURRENT ASSETS:
Cash	$549	$700
Trade receivables - net	5,715	5,526
Inventories - net	6,440	5,594
Prepaid expenses and other	274	326

Total current assets	12,978	12,146

PROPERTY AND EQUIPMENT - Net	1,246	1,138
GOODWILL	556	556
INTANGIBLES	369	369
OTHER ASSETS - Net	135	205

TOTAL	$15,284	$14,414

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long term debt - bank	$60	$60
Capital lease obligations - current portion	16	16
Accounts payable - trade	2,893	2,852
Accrued expenses and other current liabilities	1,203	1,043

Total current liabilities	4,172	3,971

LONG-TERM DEBT - Less current portion:
Long term debt - bank	2,970	2,400
Capital lease obligations	10	19

Total long-term debt	2,980	2,419

DEFERRED TAX LIABILITIES	125	125

Total liabilities	7,277	6,515

STOCKHOLDERS’ EQUITY:
Common stock: 11,290 and 10,939 shares issued	11	11
Additional paid-in capital	52,046	51,963
Accumulated deficit	(44,050)	(44,075)

Total stockholders’ equity	8,007	7,899

TOTAL	$15,284	$14,414

(a)	Derived from audited financial statements.

See notes to condensed consolidated financial statements.

RF MONOLITHICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

(In Thousands, Except Per-Share Amounts)

	Three Months Ended		Six Months Ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
SALES	$8,060	$7,587	$16,458	$16,099

COST OF SALES	5,270	4,858	11,021	10,361

GROSS PROFIT	2,790	2,729	5,437	5,738

OPERATING EXPENSES:
Research and development	771	758	1,463	1,656
Sales and marketing	1,292	1,248	2,542	2,437
General and administrative	547	597	1,085	1,291
Corporate development	161	—	161	—

Total operating expenses	2,771	2,603	5,251	5,384

INCOME FROM OPERATIONS	19	126	186	354
OTHER INCOME (EXPENSE):
Interest expense	(50)	(59)	(118)	(131)
Other, net	(13)	14	(25)	27

Total other expense	(63)	(45)	(143)	(104)

INCOME (LOSS) BEFORE INCOME TAXES	(44)	81	43	250
Income tax expense	7	4	18	13

NET INCOME (LOSS)	$(51)	$77	$25	$237

EARNINGS (LOSS) PER SHARE
Basic	$0.00	$0.01	$0.00	$0.02

Diluted	$0.00	$0.01	$0.00	$0.02

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	11,186	10,828	11,079	10,768

Diluted	11,186	11,302	11,318	11,216

See notes to condensed consolidated financial statements.

RF MONOLITHICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(In Thousands)

	$0,00000	$0,00000
	Six Months Ended
	February 29, 2012	February 28, 2011
OPERATING ACTIVITIES:
Net income	$25	$237
Noncash items included in net income:
Depreciation and amortization	299	425
Charge for inventory obsolescence	230	428
Provision for trade receivable allowance	(61)	—
Stock-based compensation	160	200
Gain on disposal of property and equipment	—	(1)
Changes in operating assets and liabilities:
Trade receivables	(128)	(478)
Inventories	(1,076)	(1,144)
Prepaid expenses and other	52	19
Accounts payable - trade	41	(225)
Accrued expenses and other liabilities	160	(328)

Net cash used in operating activities	(298)	(867)

INVESTING ACTIVITIES:
Acquisition of property and equipment	(341)	(26)
Proceeds from disposition of property and equipment	—	6
Change in other assets	4	6

Net cash used in investing activities	(337)	(14)

FINANCING ACTIVITIES:
Net borrowings (repayments) on bank revolver note	600	800
Repayments of mortgage note	(30)	(30)
Repayments of capital lease	(9)	(11)
Proceeds from common stock issued-net of tax payments	(77)	119

Net cash provided by financing activities	484	878

DECREASE IN CASH	(151)	(3)
CASH:
Beginning of period	700	631

End of period	$549	$628

SUPPLEMENTAL INFORMATION:
Interest paid	$82	$100

Income taxes paid	$9	$6

See notes to condensed consolidated financial statements.

RF MONOLITHICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

1. INTERIM FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments and accruals that, in the opinion of the management of RF Monolithics, Inc., are necessary for a fair presentation of our financial position as of February 29, 2012, the results of operations for the three and six months ended February 29, 2012 and February 28, 2011 and cash flows for the six months ended February 29, 2012 and February 28, 2011. These unaudited interim condensed consolidated financial statements should be read in conjunction with our audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended August 31, 2011, filed with the Securities and Exchange Commission.

Operating results for the six months ended February 29, 2012 are not necessarily indicative of the results to be achieved for the full fiscal year ending August 31, 2012.

2. INVENTORIES

Inventories consist of the following (in thousands):

	February 29,	August 31,
	2012	2011
Raw materials and supplies	$3,430	$3,537
Work in process	232	64
Finished goods	5,409	4,581

Total gross inventories	9,071	8,182
Less: Inventory reserves	(2,631)	(2,588)

Total inventories	$6,440	$5,594

3. CREDIT FACILITIES

Our bank debt as of the dates indicated consisted of the following (in thousands):

	February 29,	August 31,
	2012	2011
Bank revolving line-of-credit	$2,300	$1,700
Mortgage note	730	760

Total	3,030	2,460
Less: Current portion	60	60

Long-term portion	$2,970	$2,400

Effective November 30, 2011, our $5 million senior secured credit facility (revolving line-of-credit) agreement with ViewPoint Bank was renewed through November 30, 2013. Advances under the renewed senior credit facility are based on eighty percent of eligible accounts receivable and fifty percent of eligible finished goods inventory, which is subject to a $1 million maximum on eligible finished goods inventory. At February 29, 2012, our revolving line-of-credit facility had unused availability of $2.7 million determined in accordance with our borrowing base. This senior credit facility has a term of two years terminating on November 30, 2013, and is classified as a long-term liability on our balance sheet. It includes quarterly financial covenants that consist of: i) a current ratio of at least 1.0 and ii) a minimum net worth of $5.5 million and certain other non-financial covenants. Substantially all our assets serve as collateral under this credit agreement.

The interest rate on revolving line-of-credit borrowings under our senior credit facility is the higher of the Wall Street Journal Prime Rate plus 2% or the floor rate of 5.25%. The interest rate on these borrowings was 5.25% on February 29, 2012.

Effective December 23, 2011, our mortgage note agreement with ViewPoint Bank secured by our headquarters facility in Dallas, Texas was renewed and extended. Its maturity was extended from December 23, 2014 to December 23, 2021. The renewal reduced the interest rate on our mortgage note to 5.5% fixed for the five years subsequent to the renewal date. The interest rate for the next five years after that is the greater of 5.5% or the Treasury Index Rate plus 2.75%.

4. STOCK-BASED COMPENSATION PLANS

We have several stock-based compensation plans, which are more fully described in Note 9 in our fiscal year 2011 annual report on Form 10-K. Compensation expense related to stock-based plans recognized for the three months ended February 29, 2012 and February 28, 2011 was $70,000 and $105,000 respectively. Compensation expense related to stock-based plans recognized for the six months ended February 29, 2012 and February 28, 2011 was $160,000 and $200,000 respectively.

Stock Options – There were stock option grants for 2,000 shares in the current year. During the six months ended February 29, 2012, options to purchase 121,501 shares of stock were cancelled due to employee terminations and option period expirations. The summary of stock option activity for the six months ended February 29, 2012 follows:

	Six Months Ended February 29, 2012
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($000)
Outstanding at September 1, 2011	701,919	$2.82
Granted	2,000	$0.99
Exercised	-0-	$0.00
Expired/forfeited	(121,501)	$1.85

Outstanding at February 29, 2012	582,418	$3.02	3.07	$-0-

Exercisable at February 29, 2012	319,166	$4.66	1.73	$-0-

The aggregate intrinsic values in the table above are calculated using the market price on February 29, 2012 of $0.99.

Restricted Stock Units - We also use restricted stock units, or RSUs, as a stock compensation vehicle. Most of our stock compensation expense in the current year relates to RSUs. The following table sets forth the status of our Restricted Stock Unit compensation activity for the six months ended February 29, 2012:

Nonvested Shares	Shares	Weighted- Average Grant- Date Fair Value
Nonvested at August 31, 2011	677,003	$1.00
Granted	60,000	$1.00
Vested and issued	(425,826)	$0.80
Cancelled	(29,500)	$0.98

Nonvested at February 29, 2012	281,677	$1.30

5. EARNINGS PER SHARE

Our earnings per share is computed by dividing our net earnings by the weighted average number of outstanding common shares during the period. Our diluted earnings per share is computed by dividing our net earnings by the weighted average number of outstanding common and potentially dilutive shares. Potentially dilutive shares are derived from outstanding stock options that have an exercise price less than the weighted average market price of our common stock. All RSUs were considered dilutive. Any options with an exercise price greater than the weighted average market price of our common stock are considered antidilutive and are excluded from the computation of diluted earnings per share. In a period of net loss, all outstanding options are considered antidilutive. The number of common stock options considered antidilutive and thus excluded from the diluted earnings or loss per share computation for the three and six months ended February 29, 2012 was 582,418 and was 612,220 for the three and six months ended February 28, 2011.

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

Information concerning the operations and assets in these reportable segments is as follows (in thousands):

	Three Months Ended		Six Months Ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
Net Sales:

Wireless Solutions segment	$4,360	$3,677	$8,570	$7,642

Wireless Components segment	3,700	3,910	7,888	8,457

Total	$8,060	$7,587	$16,458	$16,099

Gross Profit:

Wireless Solutions segment	$1,762	$1,486	$3,215	$3,069

Wireless Components segment	1,028	1,243	2,222	2,669

Total	$2,790	$2,729	$5,437	$5,738

Operating Expenses (not allocated to segments):

Research and development	771	758	1,463	1,656

Sales and marketing	1,292	1,248	2,542	2,437

General and administrative	547	597	1,085	1,291

Corporate development	161	—	161	—

Income from operations	$19	$126	$186	$354

Gross Profit percent to sales:

Wireless Solutions segment	40.4%	40.4%	37.5%	40.2%

Wireless Components segment	27.8%	31.8%	28.2%	31.6%

Total	34.6%	36.0%	33.0%	35.6%

	February 29, 2012	August 31, 2011
Segment assets:

Wireless Solutions segment	$8,829	$7,306

Wireless Components segment	4,258	4,750

Corporate and unallocated	2,197	2,358

Total	$15,284	$14,414

7. FAIR VALUE OF FINANCIAL INSTRUMENTS

Our financial instruments consist primarily of cash, accounts receivable, accounts payable and debt. The estimated fair value of cash, accounts receivable and accounts payable approximate their carrying amounts due to the relatively short period to maturity of these instruments. The estimated fair value of all debt as of February 29, 2012 and February 28, 2011 approximated the carrying value since the revolver loan incurs interest at a variable rate and the mortgage rate was recently fixed in the current agreement dated December 13, 2011.

8. SUBSEQUENT EVENTS

On April 12, 2012, pursuant to the unanimous approval of our Board of Directors, we entered into an Agreement and Plan of Merger with Murata Electronics North America, Inc., a wholly owned subsidiary of Murata Manufacturing Company Ltd. The completion of the merger is subject to customary conditions, including approval of the merger by our stockholders. Upon the consummation of the merger, subject to the terms of the Merger Agreement, each share of our common stock outstanding immediately prior to the effective time of the merger will be converted into the right to receive $1.78 in cash, without interest.

In connection with this transaction, we incurred approximately $161,000 in related investment banking, legal, special committee and other expenses in the current quarter. These expenses are classified as corporate development expenses on our Statement of Operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion may be understood more fully by reference to the financial statements, notes to the financial statements, and management’s discussion and analysis contained in our Annual Report on Form 10-K for the year ended August 31, 2011, filed with the Securities and Exchange Commission.

Recent Development

On April 12, 2012, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Murata Electronics North America, Inc. (“MENA”), a wholly-owned subsidiary of Murata Manufacturing Co., Ltd. (“Murata”), and Ryder Acquisition Company, Limited, a wholly-owned subsidiary of MENA (“Merger Sub”), pursuant to which, upon the terms and subject to the conditions in the Merger Agreement, Merger Sub will merge with and into RFM (the “Merger”). As a result of the Merger, Merger Sub will cease to exist, and RFM will survive as an indirect wholly-owned subsidiary of Murata and a direct wholly-owned subsidiary of MENA.

Pursuant to the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of our common stock (other than any shares owned by RFM, MENA or Merger Sub or any of their respective subsidiaries or by stockholders who have properly exercised and perfected appraisal rights under Delaware law) will be cancelled and will be converted automatically into the right to receive $1.78 per share in cash, without interest.

The completion of the Merger is subject to customary conditions, including without limitation, (i) approval of the Merger by the holders of a majority of the outstanding shares of our common stock entitled to vote on the Merger, voting as a single class, at a duly called stockholders meeting, (ii) the expiration or early termination of any waiting period applicable to the Merger and the receipt of any required consent under any applicable domestic or foreign antitrust or competition law, and (iii) the absence of any order restraining, enjoining or prohibiting the Merger.

The Merger Agreement contains termination rights for both RFM and MENA and Merger Sub, including a termination right of RFM in order to accept a Superior Proposal. A “Superior Proposal” is a bona fide written acquisition proposal that our board of directors or any committee thereof has determined in good faith, after consultation with its outside legal counsel and financial advisor, is reasonably likely to be consummated in accordance with its terms and, if consummated, would result in a transaction more favorable to our stockholders from a financial point of view than the Merger. The Merger Agreement provides that, upon termination under specified circumstances, RFM would be required to pay MENA a termination fee in an amount equal to $800,000 or, in certain other circumstances, RFM may be required to reimburse MENA for its expenses up to $400,000. The Merger Agreement also provides that MENA will be required to reimburse RFM for its expenses up to $400,000 upon termination under specified circumstances.

A further description of the Merger Agreement is contained in our Current Report on Form 8-K filed with the SEC on April 13, 2012, and a copy of the Merger Agreement is attached thereto as Exhibit 2.1.

Effective as of April 12, 2012 and immediately prior to RFM’s execution of the Merger Agreement, the Company and Computershare Trust Company, N.A. (formerly known as EquiServe Trust Company, N.A. and successor rights agent to Fleet National Bank) (the “Rights Agent”) entered into the Fifth Amendment to Rights Agreement (the “Fifth Amendment “) between the Company and the Rights Agent, which amended its existing Rights Agreement, dated as of December 20, 1994, as amended on each of August 14, 1996, December 11, 2000, December 17, 2004, and November 10, 2009 (“Rights Agreement”).

The Fifth Amendment was entered into to permit the acquisition and the other transactions contemplated by the Merger Agreement to occur without triggering any distribution or other adverse event to MENA under the Rights Agreement. In particular, neither MENA, Merger Sub nor any of their Affiliates or Associates (as such terms are defined in the Rights Agreement) shall become an Acquiring Person (as such term is defined in the Rights Agreement), nor shall a Shares Acquisition Date or a Distribution Date (as such terms are defined in the Rights Agreement) occur as a result of the approval, execution, delivery or performance of the Merger Agreement or the consummation of the Merger and other transactions contemplated thereby. In addition, neither MENA, Merger Sub nor any of their Affiliates or Associates shall be deemed to be a Beneficial Owner (as such term is defined in the Rights Agreement) of, or to own, any common stock or other securities of the Company or any of its subsidiaries as a result of the Merger and the other transactions contemplated by the Merger Agreement. Moreover, the Fifth Amendment provides that, once exercisable, the Rights can be exercised until the earlier of (i) December 20, 2014 or (ii) immediately prior to the Effective Time (as defined in the Merger Agreement).

A further description of the Fifth Amendment is contained in our Current Report on Form 8-K filed with the SEC on April 13, 2012, and a copy of the Fifth Amendment is attached thereto as Exhibit 4.1.

In connection with the Company’s review of strategic alternatives and the execution of the Merger Agreement, we incurred approximately $161,000 in related investment banking, legal, special committee and other expenses in the current quarter, causing what would have been a profitable quarter to have an overall loss of $51,000. These expenses are labeled corporate development expenses on our Statement of Operations. We will incur additional transaction expenses in our third quarter.

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

Our strengths benefiting us in both markets include: (a) our ability to identify and capitalize on trends in a rapidly growing wireless marketplace; (b) our capability to develop products that have superior technical characteristics; (c) our expertise to assist our customers in incorporating our products into their applications; (d) our sales channels to gain access to customers, and (e) our ability to have high quality cost-effective products manufactured in volume with acceptable lead times. Our manufacturing capabilities consist mostly of our relationships with several domestic and offshore contractors. We have recently extended our agreement with one off shore contractor (Morioka Seiko Instruments, Inc.) through calendar year 2013 and with another one (Tai-Saw Technology Co., Ltd.) through December 1, 2013.

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

We have had positive operating cash flows in our three most recent fiscal years. See the section below entitled “Liquidity” for discussion of cash flows for the current year. Our ability to maintain positive cash flows is dependent on our success in controlling our expenses in relation to our sales. In any case, the amount of positive cash flow may decrease or occasionally turn negative due to the need for increased working capital, fluctuating revenues, declining margins, escalating operating costs, or increased spending to support growth programs. We feel we currently have the financial resources necessary to execute our business plans.

Critical Accounting Policies

We prepare our financial statements in conformity with accounting principles generally accepted in the United States. As such, we are required to make certain estimates and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the periods presented. We described our most significant accounting policies, which we believe are the most critical to fully understand and evaluate reported financial results, in our Annual Report filed with the Securities and Exchange Commission on November 21, 2011 on Form 10-K. Those policies continue to be our most critical accounting policies for the period covered by this filing.

Results of Operations

In discussing our financial statements, we will make comparisons between the following periods:

•

The current quarter and year-to-date period (current year), each ended February 29, 2012, of the fiscal year ending August 31, 2012, in comparison to the comparable quarter of the prior year (comparable quarter) and prior year-to-date period (prior year), each ended February 28, 2011, of the fiscal year ended August 31, 2011.

•	Certain comparisons with the three months ended November 30, 2011 (previous quarter) are provided where we believe it is useful to the understanding of trends.

The selected financial data for the periods presented may not be indicative of our future financial condition or results of operations.

The following table illustrates operating results for the four quarters of fiscal 2011 and the first two quarters of fiscal 2012 (in thousands, except percentage data). These figures will be used when discussing trends in the following section.

	Fiscal 2011				Fiscal 2012
	Quarter Ended				Qtr. Ended
	Nov. 30	Feb. 28	May 31	Aug. 31	Nov. 30	Feb. 29
Sales by segment:
Wireless Solutions segment	$3,965	$3,677	$4,043	$3,984	$4,210	$4,360
Wireless Components segment	4,547	3,910	4,246	4,103	4,188	3,700

Total Sales	8,512	7,587	8,289	8,087	8,398	8,060
Sales %-Wireless Solutions	47%	48%	49%	49%	50%	54%
Sales %-Wireless Components	53%	52%	51%	51%	50%	46%

Cost of sales	5,503	4,858	5,559	5,558	5,751	5,270

Gross profit	3,009	2,729	2,730	2,529	2,647	2,790
% of sales-Wireless Solutions	39.9%	40.4%	39.0%	37.6%	34.5%	40.4%
% of sales-Wireless Components	31.4%	31.8%	27.2%	25.2%	28.5%	27.8%
% of sales-Total	35.4%	36.0%	32.9%	31.3%	31.5%	34.6%

Operating expenses:
Research and development	898	758	828	792	692	771
Sales and marketing	1,189	1,248	1,222	1,130	1,250	1,292
General and administrative	694	597	566	623	538	547
Corporate development	—	—	—	—	—	161

Total	2,781	2,603	2,616	2,545	2,480	2,771

Income (loss) from operations	228	126	114	(16)	167	19
Other expense, net	(59)	(45)	(43)	(61)	(80)	(63)

Income (loss) before income taxes	169	81	71	(77)	87	(44)
Income tax expense (benefit)	9	4	(1)	4	11	7

Net Income (loss)	$160	$77	$72	$(81)	$76	$(51)

The following table sets forth, for the three and six months ended February 29, 2012 and the three and six months ended February 28, 2011, (a) the percentage relationship of certain items from our statements of operations to sales and (b) the percentage change in these items between the current year and the comparable period of the prior year:

	Percentage of Total Sales				Percentage Change From
	Three Months Ended		Six Months Ended		Three Months	Six Months
	February	February	February	February	Ended February	Ended February
	29, 2012	28, 2011	29, 2012	28, 2011	2011 to 2012	2011 to 2012
Sales	100%	100%	100%	100%	6%	2%
Cost of sales	65	64	67	64	9	6

Gross profit	35	36	33	36	2	(5)

Research and development	10	10	9	10	2	(12)
Sales and marketing	16	16	15	15	4	4
General and administrative	7	8	7	8	(8)	(16)
Corporate development	2	0	1	0	0	0

Total operating expenses	35	34	32	33	7	(3)

Income from operations	0	2	1	3	(85)	(48)
Other expense, net	(1)	(1)	(1)	(1)	40	38

Income before income taxes	(1)	1	0	2	(154)	(83)
Income tax expense	0	0	0	0	75	39

Net income (loss)	(1)%	1%	0%	2%	(166)%	(90)%

Sales

Sales by Market Application

The following table compares market sales for the current quarter to the comparable quarter of the prior year and to the previous quarter as well as the current year to date and the prior year to date (in thousands). These figures will be used when discussing trends in the following paragraphs.

	Three Months Ended			Six Months Ended
	February 29,	February 28,	November 30,	February 29,	February 28,
	2012	2011	2011	2012	2011
Market sales:
Industrial	$2,741	$2,652	$2,549	$5,290	$5,436
Medical	1,778	1,078	1,334	3,112	2,125
Automotive	2,774	2,281	3,161	5,935	5,169
Consumer	419	772	735	1,154	1,402
Other	348	804	619	967	1,967

Total sales	$8,060	$7,587	$8,398	$16,458	$16,099

Products sold to the industrial and medical markets are primarily Wireless Solutions segment products and products sold to the automotive, consumer and other markets are primarily Wireless Components segment products.

Overall Sales Trends for the Current Quarter Compared to the Prior Year and Previous Quarter

Summary

Total sales at $8.1 million increased 6% in the current quarter compared to the $7.6 million for the comparable quarter of the prior year and decreased 4% from the $8.4 million in the previous quarter. Most of these changes were due to changes in production schedules at major customers. Our major customers for many products are OEM customers and contract manufacturers and distributors. These customers order product based upon their own production schedules or the production schedules requested by their customers, which have historically shown considerable volatility.

Various fluctuations in sales occurred in the current quarter, most of which were related to changing production schedules, both up and down. For example, production schedules were at relatively low levels for several Wireless Solutions segment customers in our medical market a year ago and were much higher this year, a major factor in the overall increase in sales. In addition, production schedules for many of our Wireless Components segment customers were lower in the current quarter than the previous quarter, due to normal seasonal effects, a major factor in the overall decrease in sales.

The 6% increase in sales from the comparable quarter of the prior year resulted from a 19% increase in sales for our Wireless Solutions segment and a 5% decrease in sales for our Wireless Components segment. The increase in sales from the comparable quarter for our Wireless Solutions segment products resulted from a 24% increase in the number of units shipped, primarily to customers in the medical market. Overall sales to the medical market increased by 65%, mostly due to increases in production schedules from several major customers. A year ago, several major customers in the medical market were reducing their inventories and slowed their purchases. Purchases for those medical customers have returned to more normal rates in fiscal year 2012. In addition, another medical implant program continued its ramp-up and sales of RF modules for a patient monitoring application were at relatively high levels.

The 5% decrease in sales for Wireless Components products from the comparable quarter of the prior year resulted from an 18% decrease in average selling prices, primarily resulting from changes in product mix. There were two sectors in which the number of units shipped of relatively high-priced products in our “other” market category decreased. The first was for some of our older frequency control modules for internet backbone applications which have largely been lost to other technologies. The second decrease was for a high reliability, or “HI-REL,” filter program that has been completed. The reduction in sales for these relatively higher-priced products also was the primary reason for a reduction in gross margin for the Wireless Components segment. Partially offsetting the decrease in sales of Wireless Components products was a 16% increase in the number of units shipped, particularly for sales of filters for the satellite radio application for automotive markets. Sales to the automotive market increased 22% from the comparable quarter of the prior year, due to increased production schedules for major customers.

The 4% overall decrease in sales from the previous quarter was because the 12% decrease in sales for our Wireless Components segment sales had a greater impact than the 4% increase in sales for our Wireless Solutions segment. The decrease in sales for our Wireless Components segment was due to a 10% decrease in the number of units shipped, primarily related to the seasonal effect of fewer work days at customer factories due to extended holiday periods both in the US and around the world. This is most dramatically seen in the 12% reduction in sales to automotive customers as holiday production schedules were seasonally reduced at North American automotive factories. The 4% overall sales decrease was a smaller decrease than the 11% overall reduction in sales from our first quarter to our second quarter that occurred in fiscal 2011 and the 7% reduction in sales that occurred in fiscal 2010.

The 4% increase in sales for the Wireless Solutions segment sales from the previous quarter was due to a recovery of sales for RF module products from very low production levels during the previous quarter to more normal levels, particularly for medical patient monitoring applications. Sales to the medical market increased 33% from the previous quarter, including the ramp up of a medical implant application. The increase in sales of these relatively higher-priced RF module units and a decrease in number of units sold of relatively lower-priced Virtual Wire® Short-Range Radio products resulted in a 37% increase in average selling prices for the Wireless Solutions segment, the primary reason for the overall increase in sales in this segment. There was not a change in fundamental pricing conditions for these products, but a change in product mix within this segment.

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

Markets

As indicated by the schedule above entitled “Sales by Market Application”, we serve five major markets. While overall sales did not change significantly, we experienced market fluctuations in both directions.

The industrial and medical markets are the primary targets for our Wireless Solutions segment. Sales to both of these two markets increased from prior periods and combined sales to these two target markets increased 21% and 16% in comparison to the prior year and the previous quarter, respectively. Sales to the medical market increased by 65% and 34% in comparison to the comparable quarter of the prior year and the previous quarter, respectively, for the reasons discussed above under “Summary”. Sales to the industrial market increased 3% and 8% in comparison to the comparable quarter of the prior year and the previous quarter, respectively, due to increased production schedules for several customers, reflecting improved economic conditions in those markets.

The automotive, consumer and other markets are the primary targets for our Wireless Components segment. Sales to the automotive market increased 22% from the comparable quarter of the prior year, but decreased 12% from the previous quarter, reflecting production schedules in those markets. We believe the increase in comparison to the prior year was due to improved economic conditions in the automotive market, while the decrease from the previous quarter was due to seasonal factors. Sales to the consumer market decreased 46% and 43% from the comparable quarter of the prior year and the previous quarter, respectively, reflecting production schedules and economic conditions in that market, as well as continuing reduction in sales for mature products. Sales to the “other” market decreased 57% and 44% in comparison to the comparable quarter of the prior year and the previous quarter, respectively, for the reasons discussed above under “Summary”. On an overall basis, combined sales to these three markets decreased 8% from last year and 22% from the previous quarter.

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

In recent years, we have invested considerable resources in product and market development to support our strategic plan for the Wireless Solutions segment. In the past two years, we have launched more than six major products, including (1) our WLS series of Wi-Fi and Wi-Fi and Bluetooth® combination modules; (2) a ZigBee Pro module; (3) a battery operated Wi-Fi sensor modem; (4) a low cost 900 MHZ DNT frequency hopping module for wireless sensor applications; (5) a low cost 2.4 GHz DNT frequency hopping module for sensing, telemetry and control applications; and (6) gateway products, which are platform products for wireless sensor networks. Each of these is a broad product offering to large markets such as medical and industrial monitoring and smart home applications. A key part of our Wireless Solutions strategy is focused on a potentially very large dollar market for the wireless sensor networking portion of the M2M market and a wide variety of short-range radios that are very energy efficient. We are not certain when, if ever, new products developed for this market will have a significant additive effect on future sales.

An important consideration in our decision to expand resources in the Wireless Solutions segment was the increased potential gross margin these products offer due to their higher technical content. Our total sales on a company-wide basis will likely expand only if the anticipated growth in Wireless Solutions sales exceeds the anticipated decline in sales for our Wireless Components products.

Wireless Solutions Segment

Wireless Solutions product sales at $4.4 million increased 19% from the prior year and 4% from the previous quarter. The increase from the comparable quarter of the prior year was due to a 24% increase in the number of units shipped resulting from increased sales to the medical and industrial markets as explained in the “Markets” section above. Sales for relatively low-priced Virtual Wire® products were the primary beneficiary of these trends. Partially offsetting this was a decrease in sales of relatively higher-priced RF Modules to the industrial markets for surveying and telemetry applications, as economic activity decreased in construction-related markets. This resulted in a 5% reduction in average selling prices for the Wireless Solutions segment. Our primary customers for both industrial and medical market products are OEM customers and contract manufacturers and distributors, which continue to show considerable volatility in their production requirements.

The 4% increase in sales from the previous quarter was due to an increase in sales of RF Module products as explained in the section above entitled “Summary”. The increase in sales for the Wireless Solutions segment sales was despite a decrease in sales to more normal levels for our Virtual Wire® Short-Range Radio products. As a result, the number of units shipped of Wireless Solutions segment products declined by 24%, but the average selling price increased by 37%. The previous quarter benefited from incremental sales of Virtual Wire® Short-Range Radio products related to a recovery from supply chain manufacturing issues that occurred in prior periods. Sales in the current quarter were at more normal levels for these products. We have addressed the production issues by adding new personnel with specific expertise in fabrication and assembly to work with our offshore manufacturers to increase capacity. We believe those production issues have largely been resolved, including a return to more normal yield levels in the manufacturing process.

In the current quarter, the increase in Wireless Solutions segment sales and decrease in Wireless Components sales resulted in the Wireless Solutions segment increasing as a percentage of total sales from 48% in the comparable quarter of the prior year and 50% in the previous quarter to 54% in the current quarter. This was a favorable product mix shift from a gross margin standpoint in comparison to both periods.

Wireless Components Segment

Wireless Components product sales at $3.7 million decreased 5% from the comparable quarter of the prior year and 12% from the previous quarter. As explained in the section above entitled “Summary”, we believe the decrease in sales from the previous quarter was largely due to seasonal factors. The decrease in sales in comparison to the comparable quarter of the prior year was primarily due to the continued decrease in number of units sold for our mature low-power components and frequency control product lines resulting from conversions of customers to other technologies and economic conditions in markets that these products serve. In addition, there was a reduction in average selling prices of 18% for this segment resulting from the reduction in sales of relatively higher priced units in two sectors as explained above in the section entitled “Summary”.

The decrease in sales of higher-priced Wireless Components segment products was partially offset by an increase in lower-priced filter sales to the automotive markets due to higher production schedules for the satellite radio application, which resulted in an overall increase in the number of units shipped for Wireless Components segment products of 16% compared to the comparable quarter of the prior year.

Wireless Components products are largely sold to the automotive, consumer and “other” markets. The automotive and consumer markets have all shown significant volatility in recent years, as end customers change their production schedules for those markets. This includes sales for our primary application for the automotive and consumer markets, satellite radio. We provide filters for satellite radios that provide content from Sirius XM Radio, Inc. (NASDAQGS: SIRI), which has announced that its customer base had increased to 21 million subscriptions. Last year we announced that we had shipped over 100 million filters into this application. The supply chain for North American automotive production has been subject to volatile changes in production levels and inventory corrections in recent quarters, resulting in both quarterly increases and decreases. We expect the volatility of sales to automotive and consumer markets to continue.

Year-to-Date Sales Trends

On a year-to-date basis, sales of $16.5 million increased 2% in comparison to the $16.1 million for the prior year. Sales for our Wireless Solutions segment of $8.6 million increased 12% from the prior year, while sales for our Wireless Components segment of $7.9 million decreased 7%. The increase in Wireless Solutions sales to 52% of total sales in the current year year-to-date period in comparison to 47% for the prior year was a favorable shift from a gross margin standpoint.

The industrial and medical markets are the primary targets for our Wireless Solutions segment. Sales for those two markets combined increased 11% on a year-to-date basis for the same reasons as the quarterly increases discussed in the section above entitled “Markets”. This growth accounts for much of the growth we experienced in our Wireless Solutions segment. The number of units shipped for products in this segment increased 29%, while average selling prices decreased 13%. The decrease in average selling prices for this segment was largely the result of changes in product mix, rather than change in prices for similar products. Sales for relatively low-priced Virtual Wire® products were the primary beneficiary of the market trends discussed. Partially offsetting this was a decrease in sales of relatively higher-priced RF modules to the industrial markets for surveying and telemetry applications, as economic activity decreased in construction-related markets. This was an unfavorable shift within this segment from a gross margin standpoint.

The automotive, consumer and other markets are the primary targets for our Wireless Components segment. Sales for those three markets combined decreased 6% on a year-to-date basis. This decrease accounts for much of the decrease we experienced in our Wireless Components segment. In particular, sales to the consumer market decreased 18% and sales to the “other” market decreased 51%, reflecting lower sales of mature products, the end of the HI-REL filter program and economic conditions in those markets. This was partially offset by an increase in sales to the automotive market of 15% due to higher production schedules and improved economic conditions. The total number of units shipped of Wireless Components products increased 12% as a result of an increase in sales of relatively lower-priced filters for the automotive market. However, this unit increase was more than offset by the effect of a 17% decrease in average selling prices resulting from the decrease in sales of relatively higher-priced products and continued competitive pressures. The decrease in average selling prices for this segment was an unfavorable factor from a gross margin standpoint.

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

We have expended substantial resources in developing new products. However, the timing of any sales resulting from new products is dependent upon our prevailing in competitive markets and the timing of our customers’ product introduction cycles. Sales to OEM customers are particularly dependent on our customers’ success in their market development programs. For instance, in the past year, we have seen continued delays in customer adoption of our newer products in the machine-to-machine (“M2M”) market due to delays in specific customer programs. It is difficult for us to predict when, or if, new products will have a significant impact on our sales.

Many of our products involve very complex manufacturing processes and from time to time our supply chain partners experience problems with them. In fiscal 2011, we experienced delays in shipments for Virtual Wire® products. We have taken proactive measures and will continue to deploy resources to improve our supply chain and support our offshore manufacturers.

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

Decline in Average Selling Prices

We compete in very price-competitive markets, particularly those for the Wireless Components segment, such as the automotive and satellite radio markets. Our customers require decreased prices over time to retain their business. In addition, our customers expect economies of scale to result in lower pricing as new products ramp up in volume. Our Wireless Components segment experienced a decline in average selling prices of 17% of sales on a year-to-date basis, which was higher than normal due to shifts in product mix within this segment. Even our Wireless Solutions segment experienced a 13% decline in average selling prices on a year-to-date basis, also primarily due to shifts in product mix within the segment.

The filter product line within the Wireless Components segment experienced a very large decrease in average selling prices as a result of an increasing number of units sold of relatively lower-priced satellite radio filters and a decrease in the number of units sold of higher-priced filters, including the completion of the HI-REL filter program. The decrease in average selling prices for the Wireless Solutions segment was primarily due to the increase in number of units shipped of the relatively lower-priced Virtual Wire® products and a decrease in the relatively higher-priced RF module products. The impact of reductions in average selling price due to a change in product mix is partially offset by differences in material costs, as the higher-priced products come in larger, more expensive packages. However, a portion of the decrease in average selling prices also was due to competitive conditions within those markets.

Over the long term, we expect a trend of lower average selling prices for Wireless Components products to continue due to competitive pressures. Normally, the price pressures for the Wireless Solutions segment are not as great as they are for the Wireless Components segment. However, over the long term, we now also expect a trend of lower average selling prices for Wireless Solutions products, because we are introducing products that are targeted at lower price points and higher sales volumes, including our series of standard certified RF modules and RFIC products. However, changes in product mix reflecting relatively more sales of higher-priced products such as medical products may from time to time offset any negative impact on average selling prices for other products, which occurred in the current quarter for Wireless Solutions products in comparison to the previous quarter.

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

Other Sales Trends

The following table provides additional data concerning our sales:

	Percentage of Sales Revenue
	Current Quarter	Comparable Quarter	Previous Quarter
Sales to top five customers	57%	43%	57%
Distribution sales	42%	35%	48%
Number of customers with 10% or more sales	Two	One	One
Sales for 10% or more customers	37%	17%	29%
International sales	69%	65%	73%

In the current quarter there were two customers with 10% or more of our sales, but only one in the previous quarter and the comparable quarter of the prior year. This was the reason for the increase in sales for customers with 10% or more of our sales. Current quarter sales in most of the other categories are similar to prior periods.

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

Gross Profit

Overall Gross Profit Trends for Current Quarter Compared to the Prior Year and Previous Quarter

Summary

The current quarter gross profit was $2.8 million, which was an increase from $2.7 million for the comparable quarter of the prior year and $2.6 million in the previous quarter. The increase in gross profit from the comparable quarter of the prior year was due to a 6% increase in sales partially offset by a decrease in gross margins. The increase from the previous quarter was due to increased gross margins, partially offset by a 4% decrease in sales.

The current quarter gross margin of 34.6% decreased 140 basis points from 36.0% in the comparable quarter of the prior year, but increased 310 basis points from 31.5% in the previous quarter. The decrease in gross margin from the comparable quarter of the prior year was due to the decrease in gross margin for the Wireless Components segment from a relatively high 31.8% in the prior year to a more normal 27.8% in the current quarter. Gross margins for this segment were 28.9% for fiscal 2011 as a whole and 28.5% in the previous quarter. In the prior year, sales were much higher for several of our relatively high-priced frequency control and filter products, including sales for a HI-REL program which has since ended. The increased average selling prices in the comparable quarter of the prior year resulted higher than normal margins, which was not the case in the current quarter. In comparison, average selling prices for the current quarter were 18% lower than last year, as explained in the sales section entitled “Summary”. This reduction in average selling prices was matched with only a 14% reduction in average per unit manufacturing costs, resulting in lower gross margins for the Wireless Components segment. Gross margins for our Wireless Solutions segment, on the other hand, were unchanged from the prior year at 40.4%.

Gross margins increased 310 basis points from the previous quarter for two reasons: (a) an improved product mix between our segments and (b) an increase in gross margins for the Wireless Solutions segment from a relatively low 34.5% in the previous quarter to a more normal 40.4% in the current quarter. The improved product mix resulted from our Wireless Solutions segment sales increasing to 54% of total sales in the current quarter, compared to only 50% in the previous quarter. Wireless Solutions products have historically had greater margins because of their higher technical content. The current quarter increase in the Wireless Solutions segment gross margin itself was a return to more normal level, typified by the 39.2% gross margin for fiscal year 2011 as a whole. The primary reason for the improvement from the previous quarter was both a decrease in abnormal per unit manufacturing costs for our Virtual Wire® Short-Range Radio products and an improvement in product mix within this segment. In the previous quarter, we incurred additional costs caused by higher than normal yield losses for our Virtual Wire® Short-Range Radio products which were largely eliminated in the current quarter. In addition, sales significantly increased for RF module products and to the medical market as explained in the sales section entitled “Summary”. RF module products and sales to the medical market have relatively higher average selling prices and gross margins. As a result, average selling prices increased 37% for the Wireless Solutions segment, matched with only a 25% increase in average per unit costs, resulting in higher margins. Gross margins for the Wireless Components segment, on the other hand, did not change very much in comparison to the previous quarter.

Segments

Gross margin for our Wireless Components segment decreased from a relatively high 31.8% in the comparable quarter of the prior year to a more normal 27.8% for the current quarter, as explained in the gross profit section entitled “Summary” above. The decrease in gross margin of 70 basis points from the previous quarter was largely due to a 2% decrease in average selling prices that was matched with only a 1% reduction in per unit manufacturing costs.

Gross margin for our Wireless Solutions segment returned to a relatively normal 40.4% in the current quarter – the same as it was in the comparable quarter of the prior year and significantly increased from a relatively low 34.5% in the previous quarter. As explained in the gross profit section entitled “Summary”, these gross margins improved primarily due to decreased costs for our Virtual Wire® Short-Range Radio products and a favorable shift in product mix within this segment in that the relatively higher-margin RF module sales and sales to the medical market increased significantly from the previous quarter, resulting in an increase in average selling prices.

Strategy for Maintaining and Improving Gross Margins

The reduced gross margin in comparison to the comparable quarter of the prior year was despite considerable progress toward three objectives that are central to our long-term strategy to maintain or improve gross margins—(i) a reduction of manufacturing costs by working with our contract manufacturers, (ii) a reduction in overhead costs, and (iii) a favorable shift in product mix between our segments.

Our ability to match anticipated reductions in average selling price with reductions in average manufacturing costs is a key factor in improving and even maintaining gross margins. As discussed above in the sales section, we normally experience a reduction in average selling prices in our volume product lines. Sometimes a shift in product mix within a product line can cause a shift in average selling price that is at least partially offset by corresponding changes in related costs per unit. However, lower average selling prices negatively affect gross margins, and we expect average selling prices per product to continue to decline due to competitive pressures and because we are introducing newer products that are targeted at lower price points and higher sales volumes. Our key strategy for dealing with decreasing average selling prices is to reduce our per unit manufacturing costs. We devote considerable resources to obtaining purchasing savings and in working with our suppliers and outside contractors to improve yields, increase productivity and to improve processes that result in lower costs. In recent quarters, we have further enhanced these efforts with added resources. Historically we have been able to achieve per unit cost reductions on a year-over-year basis. In the current quarter, this was achieved in most cases for each segment in comparison to the comparable quarter of the previous year and the previous quarter, as well as on a year to date basis. The only instances in which this was not achieved was when there was a product mix shift towards much more costly products and that shift was accompanied with a corresponding increase in average selling prices. We continue to target additional cost reductions. However, there is no assurance these efforts will be successful.

One element of our cost reduction strategy is to reduce overhead cost of sales as a percentage of sales. Overhead costs were approximately $125,000, or 2.1% of sales, lower in the current quarter compared to the comparable quarter of the prior year, due to $53,000 lower expenses related to reduced inventory reserves and an increase in production and inventory levels, reducing costs per each unit produced. Overhead costs were also $110,000 or 1.0% of sales lower than the previous quarter for similar reasons. We still have a large amount of overhead cost of sales that is relatively fixed in relation to sales, representing an opportunity in that higher revenues would cause overhead costs as a percentage of sales on a per unit basis to decrease. Sales did increase 6% from the prior year, so this volume effect was achieved. Sales decreased in comparison to the previous quarter, so this volume effect was not present in comparison to the previous quarter. On a year-to-date basis, our overhead costs were approximately $350,000 lower than the prior year, including $198,000 in lower expenses related to inventory reserves. That decrease, as well as the sales increase, allowed overhead expense as a percentage of sales to be 2.3% of sales lower than last year. While our long-term plan is to increase sales volumes to accomplish this volume effect, there can be no assurance that we can do this in future periods.

Another strategy is to focus our product and market development efforts on increasing the portion of sales for products that have higher potential gross margins, primarily the Wireless Solutions segment products. This does not mean that we will avoid taking advantage of opportunities to grow the Wireless Components sales if extensive additional resources are not required. Our more profitable Wireless Solutions segment sales were 54% of total sales in the current quarter, compared to only 48% in the comparable quarter of the prior year and 50% in the previous quarter. On a year-to-date basis, Wireless Solutions segment sales were 52% of total sales, compared to 47% in the prior year. These were all positive shifts in product mix. We cannot assure you that our strategy regarding an improved product mix will be achieved in future periods. Additionally, we expect that the volatility in product mix both between our segments and within them will continue to cause gross margins to fluctuate, sometimes very significantly.

Year-to-Date Gross Profit Trends for the Current Year Compared to the Prior Year

The current year-to-date gross profit was $5.4 million, compared to $5.7 million in the prior year. Since sales increased 2% from the prior year, this reduction in gross profit was due to reduced gross margin. The current year-to-date gross margin was 33.0%, which is a 260 basis point decrease from 35.6% in the prior year. This was due to reductions in gross margins for both of our segments, which occurred for somewhat different reasons.

Gross margin for our Wireless Components segment decreased from a relatively high 31.6% for the prior year to a more normal 28.2% this year. The gross margin for this segment for fiscal 2011 as a whole was 28.9%, which was very close to the current year. The prior year-to-date period benefited from a favorable product mix which included a relatively large amount of sales of higher-margin frequency control modules and HI-REL filters and this did not recur this year. On a year-to-date basis, average selling prices for the Wireless Components segment decreased 17%, which was matched with only a 13% reduction in per unit manufacturing costs, resulting in the lower gross margins.

Gross margins for the Wireless Solutions segment decreased from a relatively normal 40.2% last year to a relatively low 37.5% this year. Gross margin for this segment for fiscal 2011 as a whole was 39.2%, which was very close to the 40.4% in the current quarter. In the previous quarter, we experienced very high costs for our Virtual Wire® Short-Range Radio products and sales were low for our relatively high-margin RF Module products. Those quarterly results still have a significant impact on the year-to-date results. On a year-to-date basis, average selling prices for the Wireless Solutions segment decreased 13%, which was matched with only a 9% reduction in per unit manufacturing costs, resulting in the lower gross margins.

Our strategies to reduce per unit manufacturing costs, decrease overhead expense as a percentage of sales and to improve product mix achieved considerable success on a year-to-date basis as mentioned in the previous section. These are intended to offset negative factors impacting our gross margin. We continue to target additional cost reductions. However, there is no assurance that margins will improve or even be maintained in future periods.

Research and Development Expenses

Research and development expenses were $0.8 million in the current quarter, compared to $0.8 million in the comparable quarter of the prior year and $0.7 million in the previous quarter. Research and development expense primarily consists of salaries and benefits and related outside service costs for our team that develops new products. The increase of 11% from the previous quarter was primarily a result of increased benefit costs.

Research and development expenses were 10% of sales in the current quarter, the same as the comparable quarter of the prior year. We believe that we have retained the core engineering capabilities we need to continue to develop products and service our customers, and that the continued development of our technology and new products is essential to our growth and success. We believe we have sufficient resources to support our growth strategy for the Wireless Solutions segment and adequate support to maintain our Wireless Components segment. Currently our focus is on developing new short-range radio products, RF modules and crystal based products for a variety of applications.

Year-to-date research and development expenses were $1.5 million compared to $1.7 million in the prior year. The 11% decrease was primarily due to lower salary related expenses, which were relatively high in the prior year due to severance costs. As a result of this decrease, these expenses were 9% of total sales in the current year, compared to 10% in the prior year.

Going forward, in the near term we expect to incur similar or slightly increased research and development expenses from the levels we incurred in our current quarter.

Sales and Marketing Expenses

Current quarter sales and marketing expenses were $1.3 million compared to $1.2 million in the comparable quarter of the prior year and $1.25 million in the previous quarter. Sales and marketing expense primarily consists of salaries and benefits for the personnel in our sales and marketing team that work with customers, travel and other costs to promote our products, and sales commission expenses for our sales representative firms that sell our products, which fluctuate in line with sales. This 4% increase from the comparable quarter of the prior year was primarily a result of increased salary related costs, including increased benefit costs.

Sales and marketing expenses were 16% of sales in the current quarter, the same percentage as in the comparable quarter of the prior year. We continue to improve our sales channels by adding or changing sales representative firms and distributors and we expanded our distribution network with two global distributors in fiscal 2011. We intend to pursue increased sales aggressively in future periods, particularly for Wireless Solutions products. We believe that the greater technical content of the Wireless Solutions segment and our growth strategy requires the current level of sales and marketing expenses, at least for the foreseeable future.

Year-to-date sales and marketing expenses were $2.5 million compared to $2.4 million for the comparable year-to-date period. These expenses were 15% of total sales in both cases. This 4% increase was primarily due to increased salary-related costs, as well as some increase in travel expenses.

Going forward, in the near term we expect to incur slightly increased sales and marketing expenses from the levels we incurred in our current quarter, except for sales commission expense which will fluctuate in line with sales levels and product mix.

General and Administrative Expenses

General and administrative expenses were $0.5 million for the current quarter, compared to $0.6 million for the comparable quarter of the prior year and $0.5 million in the previous quarter. General and administrative expense primarily consists of salaries and benefits for our team in managing our corporate administrative functions, including our public reporting requirements and related professional expenses. This 8% decrease from the prior quarter was primarily due to a decrease in bad debt expense for a particular customer as a result of improved collections and reduced legal expenses related to a successful arbitration that occurred in the comparable quarter of the prior year that did not recur.

General and administrative expenses were 7% of sales in the current quarter, compared to 8% in the comparable quarter of the prior year and 6% in the previous quarter. The increase from the previous quarter was due to the decrease in sales at the same expense level. We have significant remaining fixed costs related to managing the business and fulfilling our obligations as a public company.

Year-to-date general and administrative expenses were $1.1 million for the current year, compared to $1.3 million for the prior year year-to-date period. The net 16% decrease in expense primarily resulted from a decreased legal expense related to a successful arbitration that occurred in the prior year which did not recur and lower bad debt expense for a particular customer as a result of improved collections.

Going forward, in the near term we expect to incur similar general and administrative expenses from the levels we incurred in our current quarter.

Corporate Development Expenses

As noted under “Recent Development” above, we recently announced a definitive agreement with MENA under which it would acquire RFM. The closing of the acquisition is subject to stockholder and regulatory approvals and the satisfaction of other conditions. Details on this potential transaction will be provided in a separate proxy statement. In connection with this transaction, we incurred approximately $161,000 in related investment banking, legal, special committee and other expenses in the current quarter. These expenses are classified as corporate development expenses on our Statement of Operations. We will incur additional transaction expenses in our third quarter.

Total Operating Expenses

Operating expenses in total were $2.8 million in the current quarter, compared to $2.6 million in the comparable quarter of the prior year and $2.5 million in the previous quarter. This represented a 7% increase from the comparable quarter of the prior year and a 12% increase from the previous quarter. The increase in comparison to the comparable quarter of the prior year was primarily due to the corporate development expenses that were incurred. The increase from the previous quarter was primarily due to the same factor, as well as increased benefits costs. Operating expenses were 35% of sales in the current quarter, compared to 34% in the comparable quarter of the prior year and 30% in the previous quarter. Year-to-date operating expenses in total were $5.3 million for the current year, compared to $5.4 million for the comparable year-to-date period. This 3% decrease from the prior year was primarily because research and development expenses and general and administrative expenses were at relatively high levels last year and bad debt expenses were at relatively low levels in the current year, as explained in the individual operating expense sections above. Partially offsetting these decreases were the corporate development expenses that were incurred in the current quarter. Operating expenses were 32% of sales on a year-to-date basis, compared to 33% in the prior year.

Over the last two years, we have successfully implemented our strategy to closely control our expenses relative to sales to return to profitability. We have recently adjusted our strategy to allow for small investments to support a growth strategy. Going forward, in the near term we expect to incur operating expense similar to or slightly increased from the levels we incurred in our current quarter for our normal categories of expense. As noted above, we expect to incur additional corporate development expense.

Other Income (Expense)

Total other expense was $63,000 in the current quarter, compared to $45,000 for the comparable quarter of the prior year and $80,000 for the previous quarter. Other expense primarily consists of interest expense on our borrowings and foreign currency gains and losses. The small increase in expense from last year was primarily a result of foreign currency losses on Euro based sales.

Year-to-date total other expense was $143,000, compared to $104,000 for the comparable year-to-date period. The increase in expense from last year was primarily a result of foreign currency losses on Euro based sales.

Going forward, we expect to incur similar or slightly decreased Other Expenses from the levels we incurred in our current quarter.

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

Earnings (Loss) per Share

The net loss for the current quarter was $51,000, or $0.00 per diluted share, compared to net income of $77,000, or $0.01 per diluted share, for the comparable quarter of the prior year and net income of $76,000 or $0.01 per diluted share for the previous quarter. The decrease in income in comparison to the prior year was primarily due to the corporate development expenses of $161,000 that were incurred. In comparison to the comparable quarter of the prior year, sales and gross profit increased and operating expenses other than corporate development expense were nearly the same.

In comparison to the previous quarter, sales decreased, but gross profit increased. However, operating expenses other than corporate development expense increased by a similar amount.

Year-to-date net income was $25,000 or $0.00 per diluted share compared to $237,000 or $0.02 per diluted share in the comparable quarter of the prior year. The primary reason for the decrease in net income from the prior year was the $161,000 in corporate development expenses that were incurred, as well as increased other expenses.

We believe that our operating results for the last two and a half fiscal years demonstrate that we have taken appropriate actions to control expenses in our business. We believe that two consecutive fiscal years of net income confirms our business model can be profitable at a relatively low level of sales. As described above, our business model could generate increased profitability at higher sales levels. However, current economic conditions make forecasting future profitability very difficult, and there can be no assurance that we will achieve profitability in the future.

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

Advances under the renewed senior credit facility are based on eighty percent of eligible accounts receivable and fifty percent of eligible finished goods inventory, which is subject to a $1 million maximum on eligible finished goods inventory. At February 29, 2012, our senior credit facility had unused availability of $2.7 million determined in accordance with our borrowing base.

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

Adjusted EBITDA

The following table sets forth, for the three and six months ended February 29, 2012 and the three and six months ended February 28, 2011, the calculation for Adjusted EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization (including stock compensation)) that is referred to in this report (in thousands):

	Three Months Ended		Six Months Ended
	February	February	February	February
	29, 2012	28, 2011	29, 2012	28, 2011
Net income	$(51)	$77	$25	$237
Add back:
Interest expense	50	59	118	131
Taxes	7	4	18	13
Depreciation	118	164	233	328
Amortization:
Patents	32	47	66	97
Stock compensation	70	105	160	200

Total amortization	102	152	226	297

Adjusted EBITDA	$226	$456	$620	$1,006

Adjusted EBITDA is an important liquidity measurement used by financial institutions to measure a company’s capability to fund operations. Adjusted EBITDA is also used by our management to measure our performance in achieving necessary cost reductions. The decrease in Adjusted EBITDA from the previous year is primarily due to our efforts to grow our business and the $161,000 in corporate development expenses that were incurred in the current quarter.

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

Liquidity

Liquidity at February 29, 2012, consisted primarily of $0.5 million of cash and our revolving line of credit facility which had a loan availability of $2.7 million determined in accordance with our borrowing base, which consists of eligible accounts receivable and inventory.

We believe our current cost structure can generate positive Adjusted EBITDA absent further material changes in revenue or expenses. In addition, since we have an outsourced supply chain and have retained significant resources to seek additional sales, we believe we are capable of significantly increasing sales without significant additional fixed expenses.

Operating Cash Flow Elements

Net cash used in operating activities was $0.3 million for the current year as compared to $0.9 million for the prior year. Both periods showed a use of cash from increased working capital. We have experienced a trend of positive operating cash flow for many years. However, the need to finance increased working capital resulted in a negative cash flow from operations for the current year and prior year. A need to finance an increase in working capital can occur from time to time, especially when sales increase from one period to the next, as occurred when sales for the current quarter increased in comparison to the previous year.

We consider there to be two key elements to operating cash flow — (1) net income adjusted for non-cash items and (2) working capital changes.

Net Income Adjusted for Non-Cash Items

In the long run, our primary source of cash is net income adjusted for non-cash items such as depreciation and amortization. The following table displays, for the three and six months ended February 29, 2012 and the three and six months ended February 28, 2011, the calculation of net income adjusted for non-cash items (in thousands):

	Three Months Ended		Six Months Ended
	February	February	February	February
	29, 2012	28, 2011	29, 2012	28, 2011
Net income (loss)	$(51)	$77	$25	$237

Non-cash items included in net income (loss):
Depreciation and amortization	150	211	299	425
Charge for inventory obsolesence	100	153	230	428
Provision for trade receivable allowance - net	(35)	—	(61)	—
Stock-based compensation	70	105	160	200
Loss (gain) on disposal of property and equipment	—	—	—	(1)

Net income (loss) adjusted for non-cash items	$234	$546	$653	$1,289

The decrease in net income adjusted for non-cash items from the comparable periods of the prior year was primarily due to a reduction in net income adjusted for smaller provisions for depreciation, amortization and obsolescence. These decreases were primarily due to our efforts to grow our business and the $161,000 in corporate development expenses that were incurred in the current quarter. Despite the decrease from the prior periods, there is still significant positive net income adjusted for non-cash items in the current quarter and current year-to-date period.

Working Capital Changes

During the first two quarters of fiscal 2012 and fiscal 2011, we utilized $1.0 million and $2.2 million in cash, respectively, for increased working capital. The trends for working capital changes as they appear on our statement of cash flows show an opposite trend to net income adjusted for non-cash items.

A notable working capital item was an increase in accounts receivable of $0.1 million in the current year and $0.5 million in the prior year. In the current year, the increase was due to an increase in sales and the pattern of sales within the quarter, in which much of the quarter’s sales were shipped in the last two months. Collections improved in the current quarter, as our days-sales-outstanding was somewhat better than the mid-fifties it has been for some time. In fact, we had substantial collections from a sizable account that had caused us concern in the prior year. We maintain credit insurance on most of our receivables.

The major working capital item that increased was inventory, which increased $1.1 million in the current year and the same amount in the prior year. In the current year, we increased our raw material and finished goods safety stocks for our Virtual Wire® Short-Range Radio products to restore them to the levels that they were prior to the production issues in our supply chain we encountered in the last fiscal year. In addition, we increased our finished goods inventory to support new products in anticipation of future sales.

In the prior year, the increase in inventory resulted from our decision to keep most of our contract manufacturers producing at normal rates, despite a decrease in sales in response to increased lead times for procurement of raw materials from suppliers and finished goods from our contract manufacturers. It is our practice to keep our inventories at the minimum levels consistent with providing excellent customer service.

Partially offsetting the increase in inventory was a total of $0.2 million in total increases in accounts payable and accrued liabilities. In the prior year, approximately $0.6 million was used to pay down these liabilities, including $0.3 million in deferred revenue, which did not recur this year. We remain current to normal terms with our suppliers.

Net Operating Cash Flow

Net operating cash flow can be attributed to the aforementioned elements as follows (in thousands):

	Six Months Ended February 29, 2012	Six Months Ended February 28, 2011
Net Income adjusted for non-cash items	$653	$1,289
New Working Capital Requirements	($951)	($2,156)
Net Operating Cash Flow	($298)	($867)

The negative operating cash flow of $0.3 million in the current year is different than the trend of positive operating cash flow that we have historically experienced, including the last three fiscal years. Operating cash flow was in fact positive in the current quarter, as net income adjusted for non-cash items was a positive $0.2 million and the net working capital requirements were minimal.

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

Other Cash Flow Items

Cash used in investing activities was $0.3 million for the current year, compared to nearly zero for the prior year. Capital spending accounted for this use of cash, as we are enhancing our supply chain with a measured amount of capital spending. Capital spending under our fabless business model has remained low and we expect to acquire only up to $0.7 million of capital equipment in fiscal 2012.

Net cash provided by financing activities was $0.5 million in the current year, compared to $0.9 million for the prior year. In the current year, we needed to utilize the bank line to finance increased working capital and capital spending. In the prior year, we needed to utilize the bank line to finance increased working capital. In the current year, $0.1 million was required to fund stock issued for employee stock programs net of tax payments.

While we reported positive operating cash flows in recent years, a reduction in sales or gross margins or changes in working capital could occur due to economic or other factors, as occurred in the current year. We believe that cash generated from operations, our cash balances and the amounts available under our banking agreement will be sufficient to meet our cash requirements for the rest of fiscal year 2012. If for any reason these sources of funds are not sufficient to meet our requirements, we may be required to raise additional funds. We cannot guarantee that we would be able to obtain additional financing. Should that happen, there could be a material adverse effect on our business, financial condition and results of operations.

Forward-Looking Statements

Certain statements contained herein are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include statements regarding the intent, belief or current expectations of us and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “intends,” “may,” “plans,” “projects,” “seeks,” “should,” “targets,” “will,” or similar expressions. Forward-looking statements involve assumptions, estimates, expectations, forecasts, goals, projections, risks and uncertainties. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties that actual results may differ materially from those contemplated by such forward-looking statements. Many of these factors are beyond our ability to control or predict. Such risks and uncertainties include, but are not limited to, any conditions imposed in connection with the proposed Merger, approval by our stockholders of the Merger Agreement, the satisfaction of various other conditions to the closing of the Merger contemplated by the Merger Agreement, the outcome of any legal proceedings that may be instituted against us related to the Merger Agreement, risks related to economic conditions as they relate to our customer base, the collection of receivables from our customers who may be affected by economic conditions, the highly competitive market in which we operate, rapid changes in technologies that may displace products sold by us, declining prices of products, our reliance on distributors, delays in product development efforts, uncertainty in consumer acceptance of our products, changes in our level of sales or profitability, manufacturing and sourcing risks, availability of materials, cost of components for our products, product defects and returns, and other factors discussed in the sections entitled Business, Risk Factors, Legal Proceedings, Selected Financial Data and Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report, in our Annual Report on Form 10-K for the fiscal year ended August 31, 2011 filed with the Securities and Exchange Commission (the “SEC”), and the other factors detailed from time to time in our SEC reports. These risks and uncertainties should be considered in evaluating any forward-looking statements contained herein. Each forward-looking statement speaks only as of the date of the particular statement and we do not undertake any obligation to update or revise such forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk primarily due to fluctuations in interest rates on our bank debt. As of February 29, 2012, with all other variables held constant, a hypothetical one-percentage point increase in interest rates after they exceed the minimum borrowing rate of 5.25% as required by our banking agreement, would result in an increase in interest expense of approximately $23,000 on an annual basis.

A significant portion of our products have a manufacturing process in a foreign jurisdiction and are sold in foreign jurisdictions. We manage our exposure to currency exchange fluctuations by denominating most transactions in U.S. dollars. We consider the amount of our foreign currency exchange rate risk to be immaterial as of February 29, 2012 and accordingly have not hedged any such risk.

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

There are a number of risks associated with RFM and its business, which are described in our Form 10-K filed with the SEC for the year ended August 31, 2011. The following additional risks also should be considered:

The pendency of our agreement to be acquired by Murata could have an adverse effect on our business.

On April 12, 2012, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Murata Electronics North America, Inc. (“MENA”), a wholly owned subsidiary of Murata Manufacturing Co., Ltd. (“Murata”), and Ryder Acquisition Company, Limited, a wholly owned subsidiary of MENA (“Merger Sub”), pursuant to which, upon the terms and subject to the conditions in the Merger Agreement, Merger Sub will merge with and into RFM (the “Merger”). As a result of the Merger, Merger Sub will cease to exist, and RFM will survive as an indirect wholly-owned subsidiary of Murata and a direct wholly owned subsidiary of MENA.

The announcement and pendency of the acquisition by MENA could cause disruption in the business, including experiencing (i) the potential loss or disruption of customer, vendor or other commercial relationships prior to the completion of the Merger, including, but not limited to, as a result of the Merger or their potential unwillingness to do business with MENA or Murata, or (ii) a potential negative effect on our ability to retain management, technical, sales and other key personnel as a result of the announcement of the Merger. Such disruptions may continue to occur until the closing of the Merger.

The Merger Agreement generally requires us to operate our business in the ordinary course of business pending consummation of the Merger, but includes certain contractual restrictions on the conduct of our business. In addition, the pendency of the acquisition by MENA and the completion of the conditions to closing could divert the time and attention of our management.

All of the matters described above, alone or in combination, could materially and adversely affect our business, financial condition, results of operations and stock price.

The failure to complete the merger with MENA could adversely affect our business.

We cannot provide assurance that our pending acquisition by MENA will be completed. If the pending merger is not completed, the share price of our common stock may drop to the extent that the current market price of our common stock reflects an assumption that a transaction will be completed. On April 12, 2012, the last trading day before the announcement of the pending merger, our stock’s closing price was $0.99. On April 13, 2012, following the announcement of the pending merger, our stock’s closing price was $1.71.

In addition, we may become the subject of litigation challenging the legality of the actions of the board of directors or our executive management in negotiating or approving the Merger Agreement. Such litigation could impair our ability to consummate the merger and could result in additional expense to the Company whether or not the merger is consummated. We cannot predict how the failure to consummate the merger or the additional expense from such litigation may affect our stockholders.

Also, under certain circumstances specified in the Merger Agreement, we may be required to pay MENA a termination fee of $800,000 or reimburse MENA for its out-of-pocket expenses up to $400,000. A failed transaction may also result in negative publicity and a negative perception of us in the investment community. Further, any disruptions to our business resulting from the announcement and pendency of our acquisition by MENA and from intensifying competition from our competitors, including any adverse changes in our relationships with our customers, partners, vendors and employees, could continue or accelerate in the event of a failed transaction. There can be no assurance that our business, these relationships or our financial condition will not be adversely affected, as compared to the condition prior to the announcement of the acquisition or merger, if the acquisition or merger is not consummated.

Any of these risks, as well as other risks and uncertainties, could harm our business and financial results and cause the value of our securities to decline. The risks described in our Form 10-K are not the only ones facing RFM. Other risks not currently known to us or that we currently deem immaterial also may impair our business.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4:	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5:	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

(a)	Exhibits. We hereby incorporate by reference all exhibits filed in connection with Form 10-K for the year ended August 31, 2011.

(b)	Exhibits included:

Exhibit	Description

2.1	Agreement and Plan of Merger, dated as of April 12, 2012, among RF Monolithics, Inc., Murata Electronics North America, Inc. and Ryder Acquisition Company, Limited, filed as Exhibit 2.1 to RF Monolithics, Inc.’s Current Report on Form 8-K filed on April 13, 2012, is incorporated herein by reference.

4.1	Fifth Amendment to Rights Agreement, dated as of April 12, 2012, between RF Monolithics, Inc. and Computershare Trust Company, N.A. (f/k/a EquiServe Trust Company, N.A. and successor rights agent to Fleet National Bank), filed as Exhibit 4.1 to RF Monolithics, Inc.’s Current Report on Form 8-K filed on April 13, 2012, is incorporated herein by reference.

10.37	Product Manufacturing Agreement between Registrant and Tai-Saw Technology Co., Ltd dated December 1, 2011.

31.1	Certificate Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 for CEO.

31.2	Certificate Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 for CFO.

32.1	Certificate Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 for CEO.

32.2	Certificate Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 for CFO.

101.INS	XBRL instance document

101.SCH	XBRL taxonomy extension schema document

101.CAL	XBRL taxonomy extension calculation linkbase document

101.LAB	XBRL taxonomy label linkbase document

101.PRE	XBRL taxonomy extension presentation linkbase document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RF MONOLITHICS, INC.

Dated: April 16, 2012	By:	/s/ Farlin A. Halsey
Farlin A. Halsey Chief Executive Officer, President and Director

Dated: April 16, 2012	By:	/s/ Harley E Barnes III
Harley E Barnes III Chief Financial Officer

INDEX TO EXHIBITS

Exhibit	Description

2.1	Agreement and Plan of Merger, dated as of April 12, 2012, among RF Monolithics, Inc., Murata Electronics North America, Inc. and Ryder Acquisition Company, Limited, filed as Exhibit 2.1 to RF Monolithics, Inc.’s Current Report on Form 8-K filed on April 13, 2012, is incorporated herein by reference.

4.1	Fifth Amendment to Rights Agreement, dated as of April 12, 2012, between RF Monolithics, Inc. and Computershare Trust Company, N.A. (f/k/a EquiServe Trust Company, N.A. and successor rights agent to Fleet National Bank), filed as Exhibit 4.1 to RF Monolithics, Inc.’s Current Report on Form 8-K filed on April 13, 2012, is incorporated herein by reference.

10.37	Product Manufacturing Agreement between Registrant and Tai-Saw Technology Co., Ltd dated December 1, 2011.

31.1	Certificate Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 for CEO.

31.2	Certificate Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 for CFO.

32.1	Certificate Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 for CEO.

32.2	Certificate Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 for CFO.

101.INS	XBRL instance document

101.SCH	XBRL taxonomy extension schema document

101.CAL	XBRL taxonomy extension calculation linkbase document

101.LAB	XBRL taxonomy label linkbase document

101.PRE	XBRL taxonomy extension presentation linkbase document